Form 10KSB
period 1996-06-30
PRECISION OPTICS CORPORATION INC
filed 1996-09-19
CIK 867840

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                     For the Fiscal Year Ended June 30, 1996

                        Commission File Number 001-10647

                       PRECISION OPTICS CORPORATION, INC.
                 (Name of small business issuer in its charter)

              MASSACHUSETTS                             04-279-5294
      (State or other jurisdiction                   (I.R.S. Employer
    of incorporation or organization)               Identification No.)

                                22 EAST BROADWAY
                          GARDNER, MASSACHUSETTS 01440
               (Address of principal executive offices) (Zip Code)

                   Issuer's telephone number is (508) 630-1800

           Securities registered pursuant to Section 12(b) of the Act:

                                                    Name of each exchange on
   Title of each class                                   which registered

COMMON STOCK, $.01 PAR VALUE                       BOSTON STOCK EXCHANGE, INC.

Securities registered pursuant to Section 12(g) of the Act: None

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15 of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         Check if no disclosure of delinquent filers to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to
this Form 10-KSB.   X

         The issuer's revenues for its most recent fiscal year were $8,055,271.

         The aggregate market value of the voting stock, consisting solely of common stock, held by non-affiliates of the issuer computed by reference to the closing price of such stock was $7,808,409 as of June 30, 1996.

         The number of shares of outstanding common stock of the issuer as of August 31, 1996 was 5,980,502.


                       DOCUMENTS INCORPORATED BY REFERENCE

         The  issuer's   Proxy   Statement  for  the  1996  Annual   Meeting  of
Shareholders to be held on November 12, 1996 is incorporated into Part III of this Form 10-KSB.

                                  Page 1 of 31
3145003.02

                                     PART I

ITEM 1.   BUSINESS

Business Development.

         Precision Optics Corporation, Inc. (the "Company") designs, develops, manufactures, and sells specialized optical systems and components and optical thin film coatings.

         The Company completed a private placement of 1,000,000 shares of Common Stock in August 1990, an initial public offering of 1,200,000 shares of Common Stock in November 1990, and a public offering of 1,176,250 shares of Common Stock in February 1992. In conjunction with these offerings, the Company issued warrants for a total of 320,000 shares of Common Stock to the selling agent and underwriters for the offerings. Before these offerings, the Company was privately held. Precision Optics Corporation, Inc. was incorporated in Massachusetts in 1982.

         In August 1992, the Company established a wholly-owned subsidiary in Hong Kong to market and sell the Company's products throughout the Pacific Rim marketplace and to engage in general activities relating to the Company's business. Also in August 1992, the Company established a wholly-owned subsidiary, Precise Medical, Inc. ("Precise Medical"), to market and sell medical video endoscopy systems that incorporated the Company's products directly to end users (hospitals, physicians, etc.). On July 14, 1993, the Company closed Precise Medical because of its inability to achieve acceptance in the medical video systems marketplace.

         References to the Company contained herein include its two wholly-owned subsidiaries except where the context otherwise requires.

Business of Issuer.

         The Company  designs,  develops,  manufactures,  and sells  specialized optical systems and components and optical thin film coatings. The Company conducts business in one industry segment only. The Company's products and services fall into the following areas: medical products for use by hospitals and physicians, industrial optical products and services and advanced optical system design and development services and products, primarily under contract either directly or indirectly with the United States Government ("the Government").

         PRINCIPAL PRODUCTS AND SERVICES AND METHODS OF DISTRIBUTION

         Medical Products. The Company's medical products are endoscopes and image couplers, beamsplitters, and adapters, which are used as accessories to endoscopes.

         In January 1991, the Company began the design and development of endoscopes using various optical technologies for use in a variety of minimally invasive surgical and diagnostic procedures throughout the human body. The Company's endoscope sales have been primarily to manufacturers of video cameras and medical products and video endoscopy systems. In addition to its existing line of endoscopes, the Company is continuing to develop different types of endoscopes that incorporate varying types of construction and technology for varying medical specialties and functionality.

                                       -2-
3145003.02

         The  Company  developed  and has  manufactured  and sold  since  1985 a proprietary product line of state-of-the-art instrumentation to couple endoscopes to video cameras. Included in this product line are image couplers, which physically connect the endoscope to the video camera system and transmit the image viewed through the scope to the video camera. Another product -- the beamsplitter --performs the same function while preserving for the viewer an eyeport for direct, simultaneous viewing through the endoscope. The Company has sold these devices primarily to endoscope and video camera manufacturers and suppliers for resale under its customers' names.

         The Company's image couplers and beamsplitters can withstand surgery-approved sterilization. The Company also offers autoclavable image couplers, which are able to withstand sterilization in superheated steam under pressure. Autoclavability is a preferred method of sterilization because of its relative speed, safety, and efficiency. The Company believes there is a trend toward increased sterilization of medical instruments and that it is the only company in the world that produces autoclavable image couplers. The Company has investigated the development of an autoclavable beamsplitter. Although autoclavable endoscopes and video cameras, the necessary components to a fully autoclavable video-monitored endoscopy, are not yet available, the Company is in the process of developing an autoclavable endoscope and believes that video camera manufacturers are attempting to develop autoclavable video cameras.

         There can be no assurance as to the general market acceptance of any of the Company's new products.

         Included in the Company's medical products sales are sales of image couplers and beamsplitters for video-monitored examination of a variety of industrial cavities and interiors. The Company has developed, and may develop in the future, specialized borescopes for industrial applications.

         Advanced Optical Design and Development Services. The Company provides on a contract basis advanced lens design, image analysis, optical system design, structural design and analysis, prototype production and evaluation, optics testing, and optical system assembly. Some of the Company's development contracts have led to optical system production business for the Company, and the Company believes its prototype development service may lead to new product production from time to time.

         Within the advanced optical design and development area, the Company's sales recently have been largely of night-vision products and services. The Company designs, manufactures, and sells night-vision optical systems and components that permit users to see in extreme low light.

         Under contract with a customer that produces and sells aviation night-vision goggles to the United States Army, the Company has designed and produced the eyepieces for aviators' night-vision goggles. Under contract with the same customer, the Company designed and currently produces collimator assemblies for night-vision goggles used by ground personnel.

         Under additional design and development contracts with the same customer, the Company has designed an objective lens for aviators' night-vision goggles, designed and built prototypes of an objective lens for ground personnel goggles, designed and built new lens system prototypes for night driver's viewers and armament sites, and designed and built a magnifier attachment for ground

                                       -3-
3145003.02
personnel goggles. In addition, the Company has designed and currently produces a new objective lens and eyepiece for aviators' night-vision goggles.

         The Company has in the past and expects in the future to have difficulty competing for production contracts for night-vision products due to the lower prices offered by foreign manufacturers. In addition, Government budget uncertainties and efforts to lower the federal budget deficit and defense spending may adversely affect the Company. The Company believes, however, that some of its night-vision products and development work incorporate new technology which the Government may use to update its existing equipment.

         In addition to its night-vision related design and development, the Company designs, develops, and manufactures thin film coatings and performs thin film coatings for use on various optical products. Many of the Company's advanced optical design and development projects and the manufacture of the Company's medical and night-vision products have been significantly dependent upon the Company's thin film capabilities. Presently, optical thin film business not associated with other Company business and products is limited or very specialized.

         The Company has also developed a lens-prism system which it has sold for industrial use as part of an automated registration system for machines and has developed and sells a lens system for optical character reading.

         COMPETITION AND MARKETS

         The areas in which the Company engages are highly competitive and include both foreign and domestic competitors. Many of the Company's competitors are larger and have substantially greater resources than the Company. Furthermore, other domestic or foreign companies, some with greater experience in the optics industry and greater financial resources than the Company, may seek to produce products or services that compete with those of the Company. The Company may establish or use production facilities overseas to produce key components to the Company's business, such as lenses. The Company believes that the cost savings from such production may be essential to the Company's ability to compete on a price basis in the medical and night-vision optics areas and to the Company's profitability, and that the Company's inability to establish or maintain such production facilities could materially, adversely affect the Company.

         The Company believes that competition for sales of its products and services, which have been principally sold to OEM customers, is based on performance and other technical features, as well as other factors, such as scheduling and reliability, in addition to competitive price.

         The Company currently sells its image couplers, beamsplitters, and adapters to a market that consists of approximately 30 potential OEM customers, 15 of which are in the United States. These potential customers sell video cameras, endoscopes, or video-endoscopy systems. The Company has made sales to approximately 10 of these customers, most of which are camera suppliers and all of which are United States companies. The Company estimates that it has approximately 30% of the market share in these products and anticipates growth in this area. The Company's primary competition in this area is the customers' own in-house capabilities to manufacture such products. The Company believes that these customers typically purchase products from the Company, despite their in-house capabilities, because they choose to devote their own technical resources to their primary

                                       -4-
3145003.02
products, such as cameras or endoscopes. The Company estimates that approximately 50% of the market demand for image couplers, beamsplitters, and adapters is met by "captive" or in-house capabilities. The Company anticipates increased demand for its autoclavable products because it believes there is a trend towards more stringent sterilization of medical instruments.

         The Company has marketed and sold its endoscopes to OEM video camera and video endoscopy suppliers for resale under the purchaser's name. A number of domestic and foreign competitors also sell endoscopes to such OEM suppliers, and the Company's share of the endoscope market is nominal. The Company believes that, while its resources are substantially more limited than these competitors, the Company may be able to be more responsive to the needs of endoscope users.

         With respect to the Company's advanced optical design and development services not related to night-vision or thin film coatings, the Company has numerous customers and competitors. The ability to supply design and development services to such customers is highly dependent upon a company's and its employees' reputations and prior experience.

         With respect to night-vision optics, the Company's sales of its products and services have been almost exclusively to one customer, which sells night-vision equipment to the United States Army. The Company faces intense competition for production of night-vision products from foreign manufacturers. In the night-vision optical design area, the Company has numerous competitors. The Company's business in the night-vision optics area is highly dependent upon the Company's reputation and performance, as well as upon Government contracts and policy. The Company believes the demand for night-vision optics generally, which are used extensively in drug and law enforcement and surveillance as well as search and rescue missions and military applications, will lessen. Recent experience with lens sales for new consumer night vision products also suggests that market growth in this area is severely limited.

         The Company's thin film coatings competitors are numerous and have deep and broad capabilities.

         The Company has had negligible direct export sales to date.

         RESEARCH AND DEVELOPMENT

         The Company believes that its future success depends to a large degree on its ability to continue to conceive and to develop new optical products and services and to enhance the performance characteristics and methods of manufacture of existing products. Accordingly, it expects to continue to seek to obtain product-related design and development contracts with customers and to invest its own funds on its research and development.

         The Company received approximately $1,060,000 and $752,000 for the fiscal years ended June 30, 1996 and 1995, respectively, from customers for customer-sponsored design and development projects. Levels of customer contract funded research and development can fluctuate greatly in any given period depending upon the mix between design efforts and hardware development, which is generally more expensive and time consuming than the design phases. In addition to customer-sponsored research and development, the Company spent approximately $433,000 and $363,000 of its own funds during fiscal years 1996 and 1995, respectively, on the Company's own research and

                                       -5-
3145003.02
development. The Company expects to continue making significant Company-funde expenditures for research and development.

         RAW MATERIALS AND PRINCIPAL SUPPLIERS

         For all of the Company's products, except for thin film coatings, the basic raw material is precision grade optical glass, which the Company obtains from several major suppliers. Outside vendors grind and polish all of the Company's lenses and prisms. For optical thin film coatings, the basic raw materials are metals and dielectric compounds, which the Company obtains from a variety of chemical suppliers. The Company believes that its demand for these raw materials and services is small relative to the total supply and that materials and services required for the production of its products are currently available in sufficient production quantities and will be available for fiscal year 1997. The Company believes, however, that there are relatively few suppliers of the high quality lenses and prisms which its endoscopes may require. Depending upon the market acceptance of the Company's endoscopes, the Company may seek to assure itself of a timely supply of lenses, prisms, or other key materials or components through the acquisition of a supplier or expanded manufacturing facilities of its own.

         PATENTS AND TRADEMARKS

         The Company relies, in part, upon patents, trade secrets, and proprietary knowledge as well as personnel policies and employee confidentiality agreements concerning inventions and other creative efforts to develop and to maintain its competitive position. The Company does not believe that its business is dependent upon any patent, patent pending, or license, although it believes that trade secrets and confidential know-how may be important to the Company's scientific and commercial success.

         The Company plans to file for patents, copyrights, and trademarks in the United States and in appropriate countries to protect its intellectual property rights whenever possible. The Company holds the rights to two United States patents and has Japanese and German patent applications pending relating to one of its image couplers and holds the rights to a United States patent to one of its endoscopes. The Company has received jointly with a customer a patent relating to one of its night-vision designs. The Company will assign its rights under this night-vision patent to such customer for night-vision applications. The Company knows of no infringements of its patents. Although the Company plans to protect any patents it has from infringement, it may not be able to pursue such protection for economic reasons. While the Company believes that its pending applications relate to patentable devices or concepts, there can be no assurance that patents will be issued or that any patents issued can be successfully defended or will effectively limit the development of competitive products and services.

         Although the Company seeks to protect its proprietary information, there can be no assurance that others will not either develop independently the same or similar information or gain access to the Company's proprietary information or that disputes will not arise as to proprietary rights to such information.

         The Company's products may now or in the future infringe upon others' patents or proprietary technology. The Company's defense of any such claims could have a material, adverse effect on the Company.

                                       -6-
3145003.02

         EMPLOYEES

         As of June 30, 1996, the Company had fifty-five full-time employees and one part-time employee.

         CUSTOMERS

         Sales to the Company's three largest customers, in terms of total sales, during fiscal year 1996 were approximately 42%, 14% and 12%. Sales to the Company's two largest customers, in terms of total sales during fiscal year 1995 were approximately 43% and 18%.

         ENVIRONMENTAL PROTECTION AND THE EFFECT OF EXISTING OR PROBABLE GOVERNMENT REGULATIONS ON THE BUSINESS

         The Company's operations are subject to a variety of federal, state, and local laws and regulations relating to the discharge of materials into the environment or otherwise relative to the protection of the environment. From time to time the Company uses a small amount of hazardous materials in its operations. Although the Company believes that it complies with all applicable environmental laws and regulations, any failure to comply with such laws and regulations could have a material, adverse effect on its capital expenditures, earnings, and competitive position.

         NEED FOR GOVERNMENT APPROVAL OF PRINCIPAL PRODUCTS OR SERVICES AND EFFECT OF EXISTING OR PROBABLE GOVERNMENT REGULATIONS ON THE BUSINESS

         The Company currently sells and markets four medical products, the marketing of which may require the permission of the United States Food and Drug Administration ("FDA"). Pursuant to the Company's notification to the FDA of its intent to market its laparoscope, additional types of endoscopes which it has developed and is developing, image coupler, beamsplitter, and adapters, the FDA has determined that each such device is substantially equivalent to a device marketed in interstate commerce and that the Company may market such devices, subject to the general controls provisions of the Food, Drug and Cosmetic Act. Furthermore, the Company plans to market additional endoscopes and related medical products that may require the FDA's permission to market such products. The Company may also develop additional products or seek to sell some of its current or future medical products in a manner that requires the Company to obtain the permission of the FDA to market such products, as well as the regulatory approval or license of other federal, state, and local agencies or similar agencies in other countries. There can be no assurance that the Company will be able to maintain the FDA's permission to market its current products or to obtain such regulatory permission, approvals, or licenses for any of its other products. Furthermore, potential adverse FDA regulation affecting the Company which might arise from future legislation or administrative action cannot be predicted. In addition, FDA regulations may be established that could prevent or delay regulatory clearances or approval of the Company's products. The inability of the Company to secure any necessary licenses or regulatory approvals or permission from the FDA could have a material adverse effect on its business. The FDA has authority to conduct detailed inspections of manufacturing plants in order to assure that "good manufacturing practices" are being followed in the manufacture of medical devices, to require periodic reporting of product defects to the FDA, and to prohibit the exploitation of devices which do not comply with law. Failure to comply with applicable regulatory

                                       -7-
3145003.02
requirements can, among other things, result in fines, suspensions of regulatory clearances or approvals, product recalls, operating restrictions, and criminal prosecution.

ITEM 2.  DESCRIPTION OF PROPERTY

         The Company conducts its domestic operations at two facilities in Gardner and Fitchburg, Massachusetts. The Gardner facility is leased from a corporation owned by an officer-shareholder-director of the Company, and the Company's lease expires in December 1999. The Fitchburg facility is under a three year lease which commenced on November 1, 1995. The Company rents office space in Hong Kong for sales, marketing, and supplier liaison activities of its Hong Kong subsidiary.

         The Company believes these facilities are adequate for its current operations; significant increases in production or the addition of significant equipment additions or manufacturing capabilities in connection with the production of the Company's line of endoscopes and other products may, however, require the acquisition or lease of additional facilities. The Company may establish production facilities domestically or overseas to produce key assemblies or components, such as lenses, for the Company's products. Overseas facilities may subject the Company to the political and economic risks associated with overseas operations. The loss of or inability to establish or maintain such additional domestic or overseas facilities could materially, adversely affect the Company's competitive position and profitability.

ITEM 3.  LEGAL PROCEEDINGS

         The Company and its subsidiaries and their property are not party or subject to any material pending legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the Company's security holders during the fourth quarter of fiscal year 1996.

                 DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

         The Company's executive officers and directors are as follows:

                                         Position with the Company
Name                                     or Principal Occupation


Richard E. Forkey                        President, Treasurer, and
                                         Director

Jack P. Dreimiller                       Senior Vice President,
                                         Finance and Chief Financial
                                         Officer

Robert C. Meinhold                       Vice President, Sales and Marketing

                                       -8-
3145003.02

Edward A. Benjamin                       Director and Clerk.  Mr. Benjamin is a
                                         partner in the law firm of Ropes
                                         & Gray, Boston, Massachusetts

Joel R. Pitlor                           Director.  Mr. Pitlor is president of
                                         J.R. Pitlor, a management consulting
                                         firm based in Cambridge, Massachusetts.

Robert R. Shannon                        Director.   Mr. Shannon is a professor
                                         at the Optical Sciences Center of the
                                         University of Arizona in Tuscon,
                                         Arizona.


                                     PART II

ITEM 5.           MARKET FOR COMMON EQUITY AND RELATED
                  STOCKHOLDER MATTERS

         The Company's common stock currently trades on the Boston Stock Exchange under the symbol "POC" and is listed on the National Association of Securities Dealers Automated Quotation (NASDAQ) System under the symbol "POCI." From January 1991 to December 1991, the Boston Stock Exchange was the principal market in which the Company's stock was publicly traded. Since January 1992, NASDAQ has been the principal market in which the Company's stock is publicly traded. The high and low sales prices for the Company's stock for each full quarterly period within the two most recent fiscal years were as follows:

                        1995                                           1996
                        ----                                           ----

Quarter           High                 Low                  High                 Low
                  ----------------------------------------------------------------------

First             $1 7/8               $1 1/4               $1 7/8               $1 1/8

Second            $1 5/8               $1 1/4               $1 7/8               $1 1/4

Third             $1 7/16              $1 1/8               $2                   $1 1/4

Fourth            $1 9/16              $1                   $2                   $1 1/8


         As of August 31, 1996 there were approximately 110 holders of record of the Company's common stock. The Company has never paid a dividend on its common stock and does not intend to pay a dividend in the foreseeable future.



                                       -9-
3145003.02

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

IMPORTANT FACTORS REGARDING FORWARD-LOOKING STATEMENTS

         When used in this discussion, the words "believes", "anticipates", "intends to", and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected. See "Important Factors Regarding Forward-Looking Statements" filed with the Company's Quarterly Report on Form 10-QSB for the period ending March 31, 1996 as Exhibit 99 and incorporated herein by reference. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. The Company undertakes no obligation to release publicly the result of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

LIQUIDITY AND CAPITAL RESOURCES

         For the year ended June 30, 1996, the Company's cash and cash equivalents increased by approximately $90,000 to $2,618,000. The increase in cash and cash equivalents was due to cash generated by operating activities of approximately $817,000, less capital expenditures of approximately $616,000, increases in other assets, primarily patents, of approximately $60,000 and repayment of a capital lease obligation of approximately $51,000.

         During the quarter ending March 31, 1996, the Company entered into a five-year capital lease obligation for the acquisition of optical thin film coating equipment totaling approximately $299,000.

         The Company intends to continue devoting significant resources to internally-funded research and development spending on both new products and the improvement of existing products. The Company also intends to devote resources to the marketing and product support of its endoscope product line, and the development of new methods of distribution. These investments may temporarily result in negative cash flow, but the Company anticipates that the results of these efforts will translate into increased revenues and profits.

         Furthermore, depending upon the market acceptance of the Company's products, the Company believes that it may be obligated to acquire new facilities, add additional manufacturing or research and development equipment, or acquire a business that manufactures or sells to the Company components, materials, supplies, or services used in the manufacture, marketing, distribution, or servicing of the Company's new products, as well as the Company's existing products.

         The Company continues to maintain a secured line of credit of $500,000 available with a bank at 1/4% over the prime rate.

         The Company's cash and cash equivalents and available lines of credit are considered sufficient to support working capital and investment needs for the foreseeable future.



                                      -10-
3145003.02

FISCAL YEAR 1996 RESULTS OF OPERATIONS

         Total revenues for the fiscal year 1996 were approximately $8,055,000, an increase of approximately $477,000 or 6.3%, over fiscal year 1995.

         The revenue increase over the prior year was due to higher sales of medical products (up 30.3%) and higher sales of night vision products (up 1.8%), partially offset by lower sales of industrial products (down 23.2%). The increase in sales of medical products was primarily attributable to higher sales of endocouplers, which increased by 89% for the year to record levels. The reduction in industrial sales was due primarily to lower sales of industrial lenses to a significant customer. This customer accounted for 12%, 18%, and 7% of the Company's total revenues for fiscal years 1996, 1995 and 1994, respectively. Future sales to this customer, if any, are uncertain at this time.

         Gross profits decreased by approximately $123,000 in fiscal year 1996, and as a percentage of revenues, decreased from 34.1% to 30.6% compared to the previous year. The decrease in gross profit was due primarily to an unfavorable shift in sales mix away from industrial products, which have relatively higher gross margins than other product lines, and higher occupancy and depreciation expenses related to equipment and manufacturing facilities additions.

         For the fiscal years ended June 30, 1996, 1995 and 1994, approximately 45%, 45% and 43% of the Company's total revenues, respectively, were derived from production and development contracts and subcontracts involving the Government and its agencies. The Company's current Government business is substantially comprised of subcontracts with one customer consisting of night-vision advanced development programs on a cost-plus-fixed-fee basis extending approximately through September 1996, and two fixed-price production subcontracts for night-vision lens systems with deliveries scheduled approximately through September, 1997. The Government may terminate a government contract at any time, with or without cause. After expiration of the current subcontracts, there can be no assurance that the Government will award future contracts or subcontracts or the customers to which it sells.

         Selling, general and administrative expenses increased by approximately $191,000 or 10% in fiscal year 1996 compared to fiscal year 1995. The increase was due primarily to higher spending on new product research and development, principally related to medical products, which increased by 19% to approximately $433,000 in fiscal year 1996, higher advertising expenditures targeted at the industrial marketplace, and higher depreciation and amortization expenses.

         Interest  expense  relates   primarily  to  capital  lease  obligations
incurred in the third quarter of fiscal years 1994 and 1996.

         Interest income increased by approximately $32,000 in fiscal year 1996 due to the higher investment base of cash equivalents and higher interest rates.

         The provision for income taxes as a percentage of pretax income is lower than the federal statutory income tax rate primarily due to recognition of available tax credits and future tax deductions not previously benefited.


                                      -11-
3145003.02

FISCAL YEAR 1995 RESULTS OF OPERATIONS

         Total revenues for fiscal year 1995 were approximately $7,578,000, an increase of approximately $446,000 or 6.3%, over fiscal year 1994.

         The revenue increase over the prior year was due primarily to higher sales of industrial products. Sales of OEM medical and night-vision products were approximately equivalent to the prior year. Within the OEM medical product line, sales of endoscopes, while still relatively small, increased by approximately 70% over the prior year.

         Gross profit increased by approximately $665,000 in fiscal year 1995, and as a percentage of revenues, increased from 26.9% to 34.1% compared to fiscal year 1994. The higher gross profit percentage in fiscal year 1995 was due primarily to a favorable shift in sales mix to industrial products which have relatively higher gross margins, and to the recording in fiscal year 1994 of certain one-time start-up costs related to a night-vision production subcontract.

         Selling, general and administrative expenses increased by approximately $176,000 or 10% in fiscal year 1995 compared to fiscal year 1994. The increase was due primarily to higher spending on new product research and development, principally related to medical products, which increased by 88% to approximately $363,000 in fiscal year 1995.

         Interest expense in fiscal year 1995 and 1994 related primarily to a capital lease obligation incurred in the third quarter of fiscal year 1995, and was higher due to a full year of expense in 1995 versus three months in 1994.

         Interest income increased by approximately $48,000 in fiscal year 1995 due to the higher investment base of cash equivalents and higher interest rates.

         The provision for income taxes in fiscal year 1995 differed from the amount computed when applying the United States federal income tax rate to income before taxes, due primarily to the utilization in fiscal 19995 of net operating loss and tax credit carryforwards.


ITEM 7.  CONSOLIDATED FINANCIAL STATEMENTS

         The Consolidated Financial Statements are filed on pages 13 to 26 of this Form 10-KSB.

                                      -12-
3145003.02

               PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS
                          AS OF JUNE 30, 1996 AND 1995
                         TOGETHER WITH AUDITORS' REPORT


                                      -13-
3145003.02

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To Precision Optics Corporation, Inc.:

We have audited the accompanying consolidated balance sheets of Precision Optics Corporation, Inc. (a Massachusetts corporation) and subsidiaries as of June 30, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended June 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Precision Optics Corporation, Inc. and subsidiaries as of June 30, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1996, in conformity with generally accepted accounting principles.



/s/ Arthur Andersen
Boston, Massachusetts
July 24, 1996


                                      -14-
3145003.02





                                            PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

                                            CONSOLIDATED BALANCE SHEETS--JUNE 30, 1996 AND 1995




                         ASSETS           1996          1995      LIABILITIES AND STOCKHOLDERS' EQUITY      1996           1995
CURRENT ASSETS:                                                  CURRENT LIABILITIES:
   Cash and cash equivalents         $  2,617,813  $  2,527,846   Accounts payable                    $    829,428    $    467,961
     Accounts receivable (net of                                  Accrued payroll                           81,990          65,006
     allowance for doubtful accounts                              Accrued profit sharing and bonuses        93,938         140,000
     of approximately $82,000 and                                 Accrued professional services             49,360          48,855
     $86,000 in l996 and 1995,                                    Accrued vacation                          5l,88l          44,932
     respectively)                      1,139,804     1,416,371   Accrued warranty expense                  50,000          45,000
   Inventories                          1,863,694     1,468,479   Accrued income taxes                      35,383          50,784
   Deferred tax asset                     119,000        52,000   Other accrued liabilities                 51,638          40,654
   Prepaid expenses                        44,684        22,874   Current portion of capital
   Refundable income taxes                 30,276           -      lease obligation                         82,678          28,686
                                       ----------      --------                                           --------         --------



         Total current assets           5,815,271      5,487,570       Total current liabilities         1,326,296         931,878
                                        ---------      ---------                                         ---------       ---------

PROPERTY AND EQUIPMENT, AT COST:
   Machinery and equipment              2,049,758      1,244,304  CAPITAL LEASE OBLIGATION, NET
                                                                   OF CURRENT PORTION                      278,949          84,829
   Leasehold improvements                 420,230        344,718                                         ---------       ---------
   Vehicles                                44,742         33,654
   Furniture and fixtures                 102,976         88,003
                                        ---------      ----------
                                        2,617,706      1,710,679  COMMITMENTS (Notes 3 and 4)

   Less--Accumulated depreciation       1,531,228      1,246,843
   and amortization                     ---------      ---------
                                        1,086,478        463,836
                                        ---------      ---------  STOCKHOLDERS' EQUITY:
                                                                   Common stock, $.01 par value-
OTHER ASSETS:                                                       Authorized--10,000,000 shares
   Cash surrender value of life                                     Issued and outstanding--5,980,502      59,805          59,805
   insurance policies                      52,851         49,057   Additional paid-in capital           5,145,655       5,145,655
   Patents                                125,995         84,000
   Deferred costs, net                      2,025          3,909   Retained earnings (deficit)            271,915        (133,795)
                                       ----------        --------                                       ---------        ---------

         Total other assets               180,871        136,966     Total stockholders' equity         5,477,375       5,071,665
                                        ---------       ---------                                       ---------        ---------

                                     $  7,082,620     $6,088,372                                     $  7,082,620    $  6,088,372
                                        =========      =========                                        =========       =========


                          The  accompanying  notes are an integral part of these
consolidated financial statements.




                                       15
3145003.02



                                PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                 FOR THE YEARS ENDED JUNE 30, 1996, 1995 AND 1994



- ---------
                                                                          1996               1995               1994

REVENUES                                                            $    8,055,271     $    7,578,097    $    7,131,888

COST OF GOODS SOLD                                                       5,592,871          4,992,785         5,211,575
                                                                         ---------          ---------         ---------

           Gross profit                                                  2,462,400          2,585,312         1,920,313

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                             2,128,155          1,937,497         1,761,103
                                                                         ---------          ---------         ---------

         Operating income                                                  334,245            647,815           159,210

INTEREST EXPENSE                                                           (16,639)            (9,598)           (4,356)

Interest Income                                                            124,104             92,499            44,203
                                                                       ------------        ------------       ----------

         Income before provision for income taxes                          441,710            730,716           199,057

Provision for Income Taxes                                                  36,000            150,000              -
                                                                       ------------        ------------       ----------
         Net income                                                   $    405,710       $    580,716      $    199,057
                                                                      ============       ============      ============

INCOME PER COMMON AND COMMON EQUIVALENT SHARE                       $          .07     $          .10    $          .03

                                                                    ==============     ==============     ==============

WEIGHTED AVERAGE COMMON AND COMMON EQUIVALENT
SHARES OUTSTANDING                                                       6,116,569          6,066,366          6,085,275
                                                                       ===========        ===========        ===========


               The accompanying notes are an integral part of these consolidated financial statements.



                                       16
3145003.02



                                PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

                                   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                  FOR THE YEARS ENDED JUNE 30, 1996, 1995 AND 1994


                                                                                   RETAINED
                                                                 ADDITIONAL        EARNINGS            TOTAL
                                    NUMBER OF       COMMON         PAID-IN       (ACCUMULATED      STOCKHOLDERS'
                                     SHARES          STOCK         CAPITAL         DEFICIT)           EQUITY


  BALANCE, JUNE 30, 1993               5,707,626      $  57,076     $ 4,974,289     $ (913,568)       $ 4,117,797

   Proceeds from exercise of
   options to purchase common
   stock                                272,876           2,729          23,366               -            26,095

   Net income                                 -               -               -         199,057           199,057
                                    -----------     -----------    ------------       ---------         ---------

  BALANCE, JUNE 30, 1994              5,980,502          59,805       4,997,655       (714,511)         4,342,949

   Tax benefit from exercise of
   options to purchase common
   stock                                      -               -         148,000               -           148,000

   Net income                                 -               -               -         580,716           580,716
                                    -----------     -----------     -----------       ---------         ---------

  BALANCE, JUNE 30, 1995              5,980,502          59,805       5,145,655       (133,795)         5,071,665

   Net income                                 -               -               -         405,710           405,710
                                  -------------   -------------    -----------        ---------         ---------


  BALANCE, JUNE 30, 1996              5,980,502     $    59,805     $ 5,145,655     $   271,915       $ 5,477,375
                                      =========     ===========     ===========     ===========       ===========


                The   accompanying   notes  are  an   integral   part  of  these
consolidated financial statements.



                                       17
3145003.02



                                PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

                                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  FOR THE YEARS ENDED JUNE 30, 1996, 1995 AND 1994

                                                                          1996             1995           1994
  CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                        $   405,710      $  580,716     $  199,057
    Adjustments to reconcile net income to net cash provided
    by (used in) operating activities-
       Depreciation and amortization                                      308,275         184,849        121,212
       Deferred income taxes                                             (67,000)        (52,000)              -
       Changes in assets and liabilities-
           Accounts receivable                                            276,567       (123,485)      (467,119)
           Inventories                                                  (395,215)          86,378      (187,446)
           Prepaid expenses                                              (21,810)         (4,091)          8,499
           Refundable income taxes                                       (30,276)               -         31,069
           Accounts payable                                               361,467          16,732       (94,173)
           Accrued payroll                                                 16,984         (5,527)        (2,246)
           Accrued profit-sharing and bonuses                            (46,062)         140,000              -
           Accrued professional services                                      505         (3,238)       (23,523)
           Accrued income taxes                                          (15,401)          47,722              -
           Accrued restructuring                                                -         (4,695)      (133,466)
           Other accrued liabilities                                       22,933        (17,413)         11,158
                                                                      -----------   ------------    ------------

              Net cash provided by (used in) operating activities         816,677         845,948      (536,978)
                                                                      -----------     -----------   -----------

  CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property and equipment                                 (615,798)       (115,602)      (171,206)
    (Increase) decrease in other assets                                  (59,844)        (47,717)          1,718
                                                                    ------------     -----------    ------------

              Net cash used in investing activities                     (675,642)       (163,319)      (169,488)
                                                                    ------------     -----------    -----------

  CASH FLOWS FROM FINANCING ACTIVITIES:
    Repayment of capital lease obligation                                (51,068)        (26,603)       (11,461)
    Tax benefit from stock options exercised                                    -         148,000              -
    Proceeds from issuance of common stock                                      -               -         26,095
                                                                  --------------- ---------------   ------------

              Net cash provided by (used in) financing activities        (51,068)         121,397         14,634
                                                                     -----------     ------------   ------------

  NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                     89,967         804,026      (691,832)

  CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                          2,527,846       1,723,820      2,415,652
                                                                      -----------    ------------    -----------

  CASH AND CASH EQUIVALENTS, END OF YEAR                              $ 2,617,813      $2,527,846     $1,723,820
                                                                      ===========      ==========     ==========

  SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid (received) during the year for-
       Interest                                                      $     16,639    $      9,598   $      4,356
                                                                     ============    ============   ============
       Income taxes                                                   $   151,325    $      6,278   $   (29,613)
                                                                      ===========    ============   ============

  SUPPLEMENTAL SCHEDULE OF NONCASH INVESTMENT ACTIVITIES:
    Capital lease obligation                                         $    299,180  $            -    $   151,579
                                                                     ============  ==============    ===========


              The accompanying notes are an integral part of these consolidated financial statements.


                                       18
3145003.02

               PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1996



  (1)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Nature of Business

         Precision Optics Corporation, Inc. (the Company) designs, manufactures and sells optical systems, components and thin-film coatings. The
         Company conducts business in one industry segment only and its customers are primarily domestic. The Company's products and services fall into two principal areas: medical products for use by hospitals and physicians and advanced optical system design and development services and products, primarily under contract either directly or indirectly with the United States Government.

         Principles of Consolidation

         The accompanying consolidated financial statements include the accounts of the Company and its two wholly owned subsidiaries, Precise Medical, Incorporated, which was inactivated during fiscal 1994, and Wood's Precision Optics Corporation, Ltd. All significant intercompany accounts and transactions have been eliminated in consolidation.

         Revenues

         Revenues for industrial and medical products sold in the normal course of business are recognized upon shipment. Contract revenues are recognized under the percentage-of-completion method. The percentage of completion is determined by computing the percentage of the actual cost of work performed to the anticipated total contract costs, or on the basis of units shipped. When the estimate on a contract indicates a loss, the Company's policy is to record the entire loss in the current period.

         Cash and Cash Equivalents

         The Company includes in cash equivalents all highly liquid investments with original maturities of three months or less at the time of acquisition. Cash equivalents at June 30, 1996 and 1995 include approximately $1,455,000 and $1,880,000, respectively, of United States Treasury bills.



                                       19
3145003.02

               PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1996

                                   (Continued)

  (1)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         Inventories

         Inventories are stated at the lower of cost (first-in, first-out) or market and include material, labor and manufacturing overhead. The components of inventories are as follows at June 30, 1996 and 1995:


                                   1996               1995

Raw material                 $    1,282,924        $   915,932
Work-in-progress                    502,658            391,318
Finished goods                       78,112            161,229
                               ------------         ----------

                                $ 1,863,694        $ 1,468,479
                                ===========        ===========

         Depreciation and Amortization

         The Company provides for depreciation and amortization by charges to operations, using the straight-line and declining-balance methods, which allocate the cost of property and equipment over the following estimated useful lives:

                                                              ESTIMATED
                        ASSET CLASSIFICATION                 USEFUL LIFE
                      Machinery and equipment                  5-7 Years
                      Leasehold improvements               Life of lease
                      Vehicles                                   3 Years
                      Furniture and fixtures                     5 Years

         Significant Customers and Concentration of Credit Risk

         Revenues from the Company's three largest customers were approximately 42%, 14% and 12%, respectively, of total revenues for the year ended June 30, 1996. Revenues from the Company's two largest customers were approximately 43% and 18%, respectively, of total revenues for the year ended June 30, 1995. Revenues from the Company's largest customer were approximately 51% of total revenues for the year ended June 30, 1994. No other customers accounted for more than 10% of the Company's revenues in each of the three years ended June 30, 1996. At June 30, 1996 and 1995, receivables from the Company's largest customer were approximately 58% and 44% of total accounts receivable, respectively.

                                       20
3145003.02

               PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1996

                                   (Continued)


(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         Significant Customers and Concentration of Credit Risk (Continued)

         Approximately 44%, 45% and 43% of the Company's revenues for the years ended June 30, 1996, 1995 and 1994, respectively, were derived from sales to agencies of the government or customers that supply agencies of the government.

         Research and Development

         Research and development costs, which are expensed as incurred, are included in selling, general and administrative expenses and include direct costs plus overhead. Such costs totaled approximately $433,000, $363,000 and $193,000 for the years ended June 30, 1996, 1995 and 1994, respectively.

         Income per Common and Common Equivalent Share

         Income per common and common equivalent share is computed based on the weighted average number of common and common equivalent shares (if dilutive) outstanding during each year. The difference between the weighted average shares outstanding under the primary and fully diluted methods is not significant.

         Foreign Currency Translation

         The Company translates certain accounts and financial statements of its foreign subsidiary in accordance with SFAS No. 52, Foreign Currency Translation. The functional currency of the Company's foreign subsidiary is the United States dollar. Accordingly, translation gains or losses are reflected in the accompanying consolidated statements of operations and have not been significant.

         Other Assets

         Patents and deferred costs are carried at cost, less accumulated amortization of approximately $60,000 and $44,000 at June 30, 1996 and 1995, respectively. Such costs are amortized using the straight-line method over their legal or estimated useful lives, generally five to seventeen years.



                                       21
3145003.02

               PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1996

                                   (Continued)

(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         Use of Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         Reclassifications

         Certain reclassifications have been made to the prior years' balances to conform with the current year's presentation.

(2)      LINE OF CREDIT

         At June 30, 1996, the Company had available a demand line of credit of $500,000 at an interest rate equal to the bank's prime rate (8.25% at June 30, 1996) plus 0.25%. At June 30, 1996, there were no borrowings outstanding under this line of credit. Borrowings under this line of credit are secured by all assets of the Company. The line of credit expires on November 30, 1996; however, the Company anticipates renewal.

(3)      CAPITAL LEASE OBLIGATION

         At June 30, 1996, future minimum lease payments under capital lease obligations are as follows:

                           FISCAL YEAR                                                       AMOUNT

                          1997                                                             $ 109,000
                          1998                                                               109,000
                          1999                                                                93,920
                          2000                                                                72,808
                          2001                                                                42,474
                                                                                         -----------
                                    Total minimum lease payments                             427,202

                          Amount representing interest                                      (65,575)
                                                                                          ---------
                                    Present value of minimum lease payments                  361,627

                          Less--Current portion                                               82,678
                                                                                          ----------
                                                                                          $  278,949
                                                                                          ==========


                                       22
3145003.02

               PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1996

                                   (Continued)


(3)      CAPITAL LEASE OBLIGATION (Continued)

         Capital leases are secured by all assets of the Company under a security agreement subordinate to the Company's demand line of credit.

(4)      RELATED PARTY TRANSACTIONS AND COMMITMENTS

         The Company leases one of its facilities from a corporation owned by an officer of the Company. The lease, which was renewed during fiscal 1995, terminates in December 1999 and requires lease payments of $9,000 per month. The Company may terminate the lease as of the end of any calendar year during the term by providing written notice to the lessor by June 30 of such year.

         Total future minimum rental payments under all operating leases for fiscal 1997 are $208,000.

         Rent expense on operating leases was approximately $187,000, $144,000 and $133,000 for the years ended June 30, 1996, 1995 and 1994, respectively.

         The Company paid fees to a director of approximately $60,000 during each of fiscal 1996, 1995 and 1994 for consulting services. Another director is a partner in a law firm that has performed legal services for the Company during fiscal 1996, 1995 and 1994.

(5)      STOCKHOLDERS' EQUITY

         In conjunction with previous equity offerings, the Company issued warrants to acquire a total of 320,000 shares of common stock, of which warrants for 23,500 shares expired during fiscal 1996. Warrants for 76,500 shares have an exercise price of $4.50 per share and expire on January 15, 1997. Warrants for 220,000 shares expire on October 23, 1998 and have an exercise price of $1.375 per share. As of June 30, 1996, all of these warrants were exercisable.

         During 1989, the stockholders approved a stock option plan (the Plan) for key employees. The Plan, as amended, authorizes the grant of options to purchase up to 1,110,000 shares of the Company's common stock at an exercise price not less than 100% of the fair market value per share at the date of grant. Options granted are exercisable for a period determined by the Board of Directors, not to exceed 10 years from the date of grant. At June 30, 1996, 200,748 shares of common stock were available for future grants under the Plan.



                                       23
3145003.02



                                PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                   JUNE 30, 1996

                                                    (Continued)


(5)      STOCKHOLDERS' EQUITY (Continued)

         The following is a summary of transactions in the Plan for the three years ended June 30, 1996:

                                                                        NUMBER                 OPTION PRICE
                                                                       OF SHARES                 PER SHARE

                        Options outstanding, June 30, 1993                582,876            $  .067-  $5.6875
                           Exercised                                    (272,876)                  .067-.50
                           Canceled                                      (15,000)                   4.4375
                                                                      -----------              -------------

                        Options outstanding, June 30, 1994                295,000               3.500-  5.6875
                           Granted                                        395,000                   1.3750
                           Canceled                                     (295,000)               3.500-  5.6875
                                                                       ----------              ---------------

                        Options outstanding, June 30, 1995                395,000                   1.375
                           Granted                                         60,000               1.375 - 1.50
                                                                        ---------              ---------------

                        Options outstanding, June 30, 1996                455,000            $  1.375 - $1.50
                                                                        =========            ================

                        Options exercisable, June 30, 1996                164,834            $  1.375 - $1.50

                                                                        =========            ================


         In addition, the Company has granted options outside the Plan, primarily to directors and consultants at 100% of the fair market value per share at the date of grant. During fiscal 1995, options for 30,000 shares at $1.375 per share, including options for 15,000 shares issued to replace existing options, were granted to two directors of the Company, which became exercisable in four equal annual installments beginning on December 15, 1994. Also during fiscal 1995, options for 35,000 shares at $1.375 per share, including options for 15,000 shares issued to replace existing options, were granted to two consultants and one former employee of the Company; 15,000 such shares were exercisable at December 15, 1994, and 20,000 shares became exercisable in four equal annual installments beginning on December 15, 1994. During fiscal 1996, options for 60,000 shares at $1.30 per share were granted to a consultant to the Company, which became exercisable in five equal annual installments beginning on July 31, 1995. As of June 30, 1996, options for 221,617 shares were outstanding at exercise prices ranging from $.067 to $5.6875 per share, of which 148,617 were exercisable within the same exercise price range.


                                       24
3145003.02

               PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1996

                                   (Continued)

(6)      INCOME TAXES

         The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes, whereby a deferred tax asset or liability is measured by the enacted tax rates that would be in effect when any differences between the financial statement and tax bases of assets and liabilities reverse.

         The provision for income taxes in the accompanying consolidated statements of operations consists of the following for the three years ended June 30, 1996:


                                                                    1996             1995              1994

                     Current-
                         Federal                                 $  67,000         $  52,000      $        -
                         State                                       3,000                 -               -
                         Foreign                                    33,000             2,000               -
                                                                ----------        ----------      -----------
                                                                   103,000            54,000               -

                     Deferred-
                         Federal                                  (67,000)          (52,000)               -

                     Charge in lieu of income taxes                      -           148,000               -
                                                             -------------         ---------      -----------
                                                                 $  36,000          $150,000      $        -
                                                                 =========          ========      ==========

         A reconciliation of the federal statutory rate to the Company's effective tax rate for the three years ended June 30, 1996 is as follows:

                                                                                1996         1995         1994

               Income tax provision at federal statutory rate                   34.0%        34.0%        34.0%

               Increase (decrease) in tax resulting from--
                  Utilization of operating loss carryforwards                    -          (3.1)            -
                  Operating loss carryforwards not benefited                     -            -           14.0
                  Temporary items with no tax benefit                            7.3          -          (49.5)
                  Tax credits utilized                                          (4.1)       (6.4)            -
                  Change in valuation allowance                                (35.5)       (7.1)            -
                  Prior year tax adjustments                                     5.0          -              -
                  Other                                                          1.5         3.1           1.5
                                                                             -------      -------      -------

                         Effective tax rate                                      8.2%        20.5%           -%
                                                                             ========      =======      =======
                                       25

3145003.02

               PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1996

                                   (Continued)


(6)      INCOME TAXES (Continued)

         The components of the net deferred tax asset at June 30, 1996 and 1995 are approximately as follows:

                                                                          1996                   1995

         Reserves and accruals not yet deducted for tax
         purposes                                                     $  175,000              $  265,000
         Other temporary differences                                      17,000                  17,000
                                                                      ----------              ----------
                                                                         192,000                 282,000

         Valuation allowance                                            (73,000)               (230,000)
                                                                     ----------              ----------

                 Net deferred tax asset                               $  119,000              $   52,000
                                                                      ==========              ==========


         A full valuation allowance was provided upon the adoption of SFAS No. 109 in 1993 due to the uncertainty at that time of the future realizability of the Company's deferred tax asset. During fiscal 1996 and 1995, the Company reduced the valuation allowance by $157,000 and $52,000, respectively, which represents recognition of the portion of the deferred tax asset that can be carried back to offset the prior years' tax liabilities, if necessary.

(7)      PROFIT SHARING PLAN

         The Company has a defined contribution profit-sharing plan that covers all eligible employees. The Company has accrued and expensed an employer contribution to this plan of $50,000 in fiscal 1996 and $50,000 in fiscal 1995. No employer contributions were made in fiscal 1994.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

                  None.

                                       26
3145003.02

                                    PART III

ITEM 9  DIRECTORS, EXECUTIVE OFFICERS, AND CONTROL PERSONS; Compliance with
        --------------------------------------------------
        Section 16(a) of the Exchange Act. The Company will furnish to the Securities and Exchange Commission a definitive Proxy Statement (the "Proxy Statement") not later than 120 days after the close of its fiscal year ended June 30, 1996. The information required by this item is incorporated herein by reference to the Proxy Statement.

ITEM 10 EXECUTIVE COMPENSATION.  The information required by this item is
        -----------------------
        incorporated herein by reference to the Proxy Statement.

ITEM 11 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
        ---------------------------------------------------
        MANAGEMENT. The information required by this item is incorporated herein by reference to the Proxy Statement.

ITEM 12 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.  The information
        ----------------------------------------------
        required by this item is incorporated herein by reference to the Proxy Statement.

                                     PART IV

ITEM 13 EXHIBITS AND REPORTS ON FORM 8-K.
        ---------------------------------

(a)  Exhibits.
     The exhibits listed below are filed with or incorporated by reference in this report.

      3.1      Articles of Organization of the Company<F1>
      3.2      By-laws of Precision Optics Corporation, Inc.<F2>
      4.1      Specimen common stock certificate<F1>
      4.2 Private Placement Selling Agent Common Stock Warrant No. 4 dated April 28, 1992 issued to James L. Davis and Schedule 1 of Omitted Documents<F3>
      4.3 Initial Public Offering Common Stock Purchase Warrant No. 3 date July 10, 1992 issued to John C. Michalak and Schedule 2 of Omitted Documents<F3>
      4.4 Warrant No. U-1 to Purchase Shares of Common Stock of the Company dated January 24, 1992 issued to Nathan Newman and Schedule 3 of Omitted Documents<F3>
      4.5 Promissory Note dated December 5, 1991 between the Company and The First National Bank of Boston<F4>
      4.6 Agreement Restricting Sale of Stock dated January 15, 1992 by and among Richard E. Forkey, the Company, Kennedy, Mathews, Landis, Healy & Pecora Incorporated, and Equity Securities Trading
               Co., Inc.<F3>
      4.7 Option Share Escrow Agreement by and among the Company, the Commissioner of Commerce for the State of Minnesota, Resource Bank & Trust, and David McNally and Schedule of Omitted Documents<F4>
      10.1 Lease dated June 29, 1984 between the Company and Equity, First Amendment to Commercial Lease dated June 25, 1990, and letter agreement dated June 25, 1990 renewing such lease<F1>

                                       27
3145003.02

       10.2     Precision Optics Corporation, Inc. 1989 Stock Option Plan
                amended to date (the Plan")<F5>
       10.3     Stock Option to Joel R. Pitlor dated May 30, 1989 and letter agreement dated June 25, 1990 amending such option<F1>
       10.4     Stock Option to Robert R. Shannon dated June 25, 1990<F2>
       10.5     Stock Option to Joel R. Pitlor dated April 7, 1992 and Schedule
                4 of Omitted Documents<F3>
       10.6     Form of the Company's Non-disclosure and Non-Competition
                Agreement<F1>
       10.7     Three separate life insurance policies on the life of
                Richard E. Forkey<F1>
       10.8     Agreement dated October 19, 1991 between the Boston Stock
                Exchange and the Company<F2>
       10.9     Agreement dated November 18, 1991 between The NASDAQ Stock
                Market and the Company<F3>
       10.10    Master Lease Finance Agreement dated November 3, 1993 between the Company and BancBoston Leasing.<F5>
       10.11    Second  Amendment  to  Commercial  Lease  between the
                Company and Equity dated December 9, 1994.
       10.12    Lease dated November 1, 1995 between the Company and
                Janice M. Bouchard, Trustee of Authority Drive Realty Trust.
       21       Subsidiaries of Precision Optics Corporation, Inc.
       99       Important Factors Regarding Forward-Looking Statements.<F6>
[FN]

<F1>        Incorporated herein by reference to the Company's Registration
            Statement on Form S-18 (No. 33-36710-B).
<F2>        Incorporated herein by reference to the Company's 1991 Annual Report on Form 10-KSB.
<F3>        Incorporated herein by reference to the Company's 1992 Annual Report on Form 10-KSB.
<F4>        Incorporated herein by reference to the Company's Registration
            Statement on Form S-1 (No.33-43929).
<F5>        Incorporated herein by reference to the Company's 1994 Annual Report on Form 10-KSB.
<F6>        Incorporated herein by reference to the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 1996.
[/FN]

(b)         Reports on Form 8-K.

            None.

                                       28
3145003.02

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  September 19, 1996                   PRECISION OPTICS CORPORATION, INC.



                                            By:/s/ Richard E. Forkey
                                             Richard E. Forkey
                                             Chairman of the Board and Chief
                                              Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



By:/s/ Richard E. Forkey                     By:/s/ Jack P. Dreimiller
   Richard E. Forkey                          Jack P. Dreimiller
   President, Treasurer, and                  Senior Vice President, Finance
   Director (Principal                        and Chief Financial Officer
   Executive Officer)                         (Principal Financial and
                                              Accounting Officer)

September 19, 1996                            September 19, 1996
- ------------------------------                ------------------
Date                                          Date


By:/s/ Joel R. Pitlor                         By:/s/ Edward A. Benjamin
   Joel R. Pitlor                              Edward A. Benjamin
   Director                                    Director

September 19, 1996                            September 19, 1996
- --------------------------------              ------------------
Date                                          Date


By:/s/ Robert R. Shannon
   Robert R. Shannon
   Director

September 19, 1996
- --------------------------------
Date

                                       29
3145003.02

                                INDEX TO EXHIBITS

3.1      Articles of Organization of the Company<F1>
3.2      By-laws of Precision Optics Corporation, Inc.<F2>
4.1      Specimen common stock certificate<F1>
4.2      Private Placement Selling Agent Common Stock Warrant No. 4 dated
         April 28, 1992 issued to James L. Davis and Schedule 1 of Omitted Documents<F3>
4.3      Initial Public Offering Common Stock Purchase Warrant No. 3 dated
         July 10, 1992 issued to John C. Michalak and Schedule 2 of Omitted Documents<F3>
4.4 Warrant No. U-1 to Purchase Shares of Common Stock of the Company dated January 24, 1992 issued to Nathan Newman and Schedule 3 of Omitted Documents<F3>
4.5 Promissory Note dated December 5, 1991 between the Company and The First National Bank of Boston.<F4>
4.6 Agreement Restricting Sale of Stock dated January 15, 1992 by and among Richard E. Forkey, the Company, Kennedy, Mathews, Landis, Healy & Pecora Incorporated, and Equity Securities Trading Co., Inc.<F3>
4.7 Option Share Escrow Agreement by and among the Company, the Commissioner of Commerce for the State of Minnesota, Resource Bank & Trust, and David McNally and Schedule of Omitted Documents<F4>
10.1     Lease  dated June 29,  1984  between  the Company and
         Equity,  First  Amendment to  Commercial  Lease dated
         June 25, 1990,  and letter  agreement  dated June 25,
         1990 renewing such lease<F1>
10.2 Precision Optics Corporation, Inc. 1989 Stock Option Plan amended to date (the "Plan")<F5>
10.3 Stock Option to Joel R. Pitlor dated May 30, 1989 and letter agreement dated June 25, 1990 amending such option<F1>
10.4     Stock Option to Robert R. Shannon dated June 25, 1990<F2>
10.5 Stock Option to Joel R. Pitlor dated April 7, 1992 and Schedule 4 of Omitted Documents<F3>
10.6     Form of the Company's Non-disclosure and Non-Competition Agreement<F1>
10.7     Three separate life insurance policies on the life of
         Richard E. Forkey<F1>
10.8 Agreement dated October 19, 1991 between the Boston Stock Exchange and the Company<F2>
10.9 Agreement dated November 15, 1991 between The NASDAQ Stock Market and the Company<F3>
10.10 Master Lease Finance Agreement dated November 3, 1993 between the Company and BancBoston Leasing.<F5>
10.11    Second  Amendment  to  Commercial  Lease  between the
         Company and Equity dated December 9, 1994.
10.12    Lease dated November 1, 1995 between the Company and
         Janice M. Bouchard, Trustee of Authority Drive Realty Trust.
21       Subsidiaries of Precision Optics Corporation, Inc.
99       Important Factors Regarding Forward-Looking Statements.<F6>

[FN]

<F1>  Incorporated herein by reference to the Company's Registration Statement on Form S-18 (No. 33-36710-B).
<F2>  Incorporated herein by reference to the Company's 1991 Annual Report on
      Form 10-KSB.
<F3>  Incorporated herein by reference to the Company's 1992 Annual Report on
      Form 10-KSB.
<F4>  Incorporated herein by reference to the Company's Registration Statement on Form S-1 (No.33-43929).

                                       30
3145003.02

<F5>  Incorporated herein by reference to the Company's 1994 Annual Report on
      Form 10-KSB.
<F6>  Incorporated herein by reference to the Company's Quarterly Report on
      Form 10-QSB for the quarter ended March 31, 1996.

[/FN]

                                       31
3145003.02