Form 10KSB/A
period 1996-06-30
PRECISION OPTICS CORPORATION INC
filed 1996-11-04
CIK 867840

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A

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

Date:  November 4, 1996                  PRECISION OPTICS CORPORATION, INC.


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

By:/s/ Richard E. Forkey                By:/s/ Jack P. Dreimiller
 Richard E. Forkey                       Jack P. Dreimiler
 President, Treasurer and                Senior Vice President, Finance
 Director (Principal                     and Chief Financial Officer
 Executive Officer)                      (Principal Financial and
                                         Accounting officer)

November 4, 1996                        November 4, 1996
---------------------                   ----------------
Date                                    Date

By:/s/ Joel R. Pitlor                   By:/s/ Edward A. Benjamin
 Joel R. Pitlor                          Edward A. Benjamin
 Director                                Director

November 4, 1966                        November 4, 1996
--------------------                    ----------------
Date                                    Date

By:/s/ Robert R. Shannon
 Robert R. Shannon
 Director

November 4, 1996
Date

                                  EXHIBIT INDEX




Exhibit Number                                       Description

       27                                     Financial Data Schedule