Form 10QSB
period 1996-09-30
PRECISION OPTICS CORPORATION INC
filed 1996-11-05
CIK 867840

FORM 10-QSB

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended September 30, 1996

Commission file number          001-10647


                       PRECISION OPTICS CORPORATION, INC.
        (Exact name of small business issuer as specified in its charter)


        Massachusetts                                         04-2795294
(State or other jurisdiction of                            (I.R.S. Employer
  incorporation or organization)                            Identification No.)

               22 East Broadway, Gardner, Massachusetts 01440-3338
              (Address of principal executive offices ) (Zip Code)


                                 (508) 630-1800
                (Issuer's telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes (X)       No (  )

The number of shares outstanding of issuer's common stock, par value $.01 per share, at September 30, 1996 was 5,980,502 shares.

Transitional Small Business Disclosure Format (check one):
Yes (  )       No (X)





                            PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES


                                                       INDEX
                                                                                        Page
PART I.           FINANCIAL INFORMATION:

Item 1            Consolidated Financial Statements


                  Consolidated Balance Sheets -                                           1
                      September 30, 1996
                      and June 30, 1996 (unaudited)

                  Consolidated Statements of Operations -                                 2
                      Three Months Ended September 30, 1996
                      and September 30, 1995 (unaudited)

                  Consolidated Statements of Cash Flows -                                 3
                        Three Months Ended September 30, 1996
                                    and September 30, 1995 (unaudited)

                  Notes to Consolidated Financial Statements                              4


Item 2
                  Management's Discussion and Analysis of                               5-7
                      Financial Condition and Results of Operations


PART II.          OTHER INFORMATION

Items 1-5         Not Applicable

Item 6            Exhibits and Reports on Form 8-K
------

                      (a)  Exhibits - Exhibit 27

                      (b)  Reports on Form 8-K - None








                                PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES
                                            CONSOLIDATED BALANCE SHEETS
                                                    (UNAUDITED)

                                                      ASSETS
                                                                  September 30, 1996             June 30, 1996
                                                                  ------------------             -------------
CURRENT ASSETS
         Cash and Cash Equivalents                                        $2,393,461                $2,617,813
         Accounts Receivable, Net                                          1,254,688                 1,139,804
         Inventories                                                       1,839,289                 1,863,694
         Deferred Tax Asset                                                  157,000                   119,000
         Prepaid Expenses                                                     57,571                    44,684
         Refundable Income Taxes                                              30,276                    30,276
                                                                         -----------               -----------
                  Total Current Assets                                     5,732,285                 5,815,271
                                                                           ---------                 ---------


PROPERTY AND EQUIPMENT                                                     2,674,841                 2,617,706
         Less:  Accumulated Depreciation                                   1,620,868                 1,531,228
                                                                           ---------                 ---------
                  Net Property and Equipment                               1,053,973                 1,086,478
                                                                           ---------                 ---------

OTHER ASSETS                                                                 176,432                   180,871
                                                                          ----------                 ---------

TOTAL ASSETS                                                              $6,962,690                $7,082,620
                                                                           =========                 =========

                                       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
         Accounts Payable                                                 $  513,359                $  829,428
         Accrued Payroll                                                      52,374                    81,990
         Accrued Professional Services                                        33,830                    49,360
         Accrued Profit Sharing and Bonuses                                   70,826                    93,938
         Accrued Income Taxes                                                124,338                    35,383
         Accrued Vacation                                                     31,232                    51,881
         Accrued Warranty Expense                                             50,000                    50,000
         Current Portion of Capital Lease Obligation                          84,341                    82,678
         Other Accrued Liabilities                                             9,365                    51,638
                                                                         -----------                 ---------
                  Total Current Liabilities                                  969,665                 1,326,296
                                                                           ---------                 ---------
CAPITAL LEASE OBLIGATION                                                     257,229                   278,949
                                                                           ---------                ----------

STOCKHOLDERS' EQUITY
         Common Stock, $.01 par value-
              Authorized -- 10,000,000 shares
              Issued and Outstanding -- 5,980,502 shares                      59,805                    59,805
         Additional Paid in Capital                                        5,145,655                 5,145,655
         Retained Earnings                                                   530,337                   271,915
                                                                          ----------                ----------
                  Total Stockholders' Equity                               5,735,796                 5,477,375
                                                                           ---------                 ---------

TOTAL LIABILITIES AND STOCKHOLDERS'
  EQUITY                                                                $6,962,690                  $7,082,620
                                                                         =========                   =========





                                PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                            FOR THE THREE MONTHS ENDED
                                     SEPTEMBER 30, 1996 AND SEPTEMBER 30, 1995
                                                    (UNAUDITED)



                                                                            1996                     1995
                                                                            ----                     ----

REVENUES                                                                  $2,638,374             $1,993,787

COST OF GOODS SOLD                                                         1,751,022              1,347,195
                                                                           ---------              ---------

     Gross Profit                                                            887,352                646,592

SELLING GENERAL AND
  ADMINISTRATIVE EXPENSES                                                    561,736                473,342
                                                                             -------              ---------

     Operating Income                                                        325,616                173,250

INTEREST EXPENSE                                                              (8,111)                (2,607)

INTEREST INCOME                                                               26,917                 33,859
                                                                              ------              ---------

     Income Before Provision for Income Taxes                                344,422                205,033

PROVISION FOR INCOME TAXES                                                    86,000                 50,000
                                                                          -----------             ---------

     Net Income                                                            $ 258,422                155,033
                                                                            ========              =========


INCOME PER COMMON AND
 COMMON EQUIVALENT SHARE                                                $       0.04           $       0.03
                                                                         ============           ===========

WEIGHTED AVERAGE COMMON AND
  COMMON EQUIVALENT SHARES OUTSTANDING                                     6,057,395              6,120,645
                                                                           =========              =========





                                PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            FOR THE THREE MONTHS ENDED
                                     SEPTEMBER 30, 1996 AND SEPTEMBER 30, 1995
                                                    (UNAUDITED)
                                                                              1996                 1995
                                                                        ------------------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net Income                                                         $  258,422          $  155,033

       Adjustments to Reconcile Net Income to Net
         Cash Provided By (Used In) Operating Activities -
              Depreciation and Amortization                                   94,079              52,223
              Deferred Income Taxes                                          (38,000)            (25,000)
              Changes in Assets and Liabilities-
                  Accounts Receivable                                       (114,884)            120,984
                  Inventories                                                 24,405              24,964
                  Prepaid Expenses                                           (12,887)            (15,047)
                    Accounts Payable                                        (316,069)            (93,318)
                  Accrued Payroll                                            (29,616)            (26,471)
                    Accrued Professional Services                            (15,530)            (13,775)
                  Accrued Profit Sharing and Bonuses                         (23,112)            (50,399)
                  Accrued Income Taxes                                        88,955              21,734
                  Other Accrued Liabilities                                  (62,923)            (17,556)
                                                                           ---------           ---------

                  Net Cash Provided by (Used In)
                     Operating Activities                                   (147,160)            133,372

CASH FLOWS FROM INVESTING ACTIVITIES:
       Capital Expenditures                                                  (57,135)            (61,103)
       Increase in Other Assets                                                   --              (5,005)
                                                                        ------------          ----------
                  Net Cash Used in Investing Activities                      (57,135)            (66,108)
                                                                           ---------           ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Repayment of Capital Lease Obligation                                 (20,057)             (6,973)
                                                                          ----------         -----------
                  Net Cash Used in Financing Activities                      (20,057)             (6,973)
                                                                          ----------         -----------


NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                                          (224,352)             60,291

CASH AND CASH EQUIVALENTS AT BEGINNING
  OF PERIOD                                                                2,617,813           2,527,846
                                                                           ---------           ---------

CASH AND CASH EQUIVALENTS AT END
  OF  PERIOD                                                              $2,393,461          $2,588,137
                                                                           =========           =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
 INFORMATION:
       Cash Paid for-
         Interest                                                       $      8,111         $     2,076
                                                                        ============         ===========
         Income Taxes                                                    $    35,912          $   55,912
                                                                         ===========          ==========


                                     PRECISION OPTICS CORPORATION, INC.

                                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       The accompanying consolidated financial statements include the accounts of Precision Optics Corporation, Inc. and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

       These financial statements have been prepared by the Company, without audit, and reflect normal recurring adjustments which, in the opinion of management, are necessary for a fair statement of the results of the first quarter of the Company's fiscal year 1997. These financial statements do not include all disclosures associated with annual financial statements and, accordingly, should be read in conjunction with footnotes contained in the Company's financial statements for the period ended June 30, 1996 together with the auditors' report filed under cover of the Company's 1996 Annual Report on Form 10-KSB.

       Income per common and common equivalent share is computed based on the weighted average number of common and common equivalent shares outstanding, where dilutive, during each period. The difference between the average number of shares under the primary and fully diluted calculations is immaterial, and therefore fully diluted earnings per share has not been disclosed in the accompanying financial statements.


 2.    INVENTORIES

       Inventories are stated at the lower of cost (first-in, first-out) or market and consists of the following:

                                                         September 30, 1996      June 30, 1996

                             Raw Materials                   $1,263,166            1,282,924

                             Work-In-Process                    462,698              502,658

                             Finished Goods and Components      113,425               78,112
                                                             -----------          -----------

                                   Total Inventories         $1,839,289            1,863,694
                                                              =========            =========


               PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


Important Factors Regarding Forward-Looking Statements

         When used in this discussion, the words "believes", "anticipates", "intends to", and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected. See "Important Factors Regarding Forward-Looking Statements" filed with the Company's Quarterly Report on Form 10-QSB for the period ending March 31, 1996 as Exhibit 99 and incorporated herein by reference. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. The Company undertakes no obligation to publicly release the result of any revision to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Liquidity and Capital Resources

         For the three months ended September 30, 1996, the Company's cash and cash equivalents decreased by approximately $224,000 to $2,393,000. The decrease in cash and cash equivalents was due to cash used by operating activities of approximately $147,000, capital expenditures of approximately $57,000, and repayment of debt of approximately $20,000.

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

         Furthermore, depending upon the market acceptance of the Company's products, the Company believes that it may be obligated to acquire new facilities, add additional manufacturing or research and development equipment, or acquire a business that has complementary products or manufactures or sells to the Company components, materials, supplies, or services used in the manufacture, marketing, distribution, or servicing of the Company's new products, as well as the Company's existing products.

         The Company continues to maintain a secured line of credit of $500,000 available with a bank at 1/4% over the prime rate.

         The Company's cash and cash equivalents and available lines of credit are considered sufficient to support working capital and investment needs for the foreseeable future.

Results of Operations

         Total revenues for the three months ending September 30, 1996 increased by $644,587, or 32.3% from the same period in the prior year, due primarily to higher sales of medical products (up 242%), partially offset by lower sales of non-medical products (down 29%). The increase in sales of medical products was primarily attributable to higher sales of endocouplers which increased by 260% for the quarter. The reduction in non-medical sales was due primarily to discontinued sales of industrial lenses to a significant customer. This customer accounted for 22% of the Company's revenues for the quarter ended September 30, 1995. Future sales to this customer, if any, are uncertain at this time.

         Gross profit for the three months ending September 30, 1996 increased from the same period in the prior year by $240,760, and increased as a percentage of revenues from 32.4% in fiscal year 1996 to 33.6% in the current period. The increase in gross profit was due mainly to the higher overall sales volume in the current quarter.

         Revenues from the Company's two largest customers were approximately 38% and 36% of total revenues for the quarter ended September 30, 1996, and approximately 44% and 22% of total revenues for the quarter ended September 30, 1995. No other customers accounted for more than 10% of the Company's revenues during those periods.

         For the quarter ended September 30, 1996, approximately 36% of the Company's total revenues were derived from production and development contracts and subcontracts involving the Government and its agencies compared to approximately 47% for the corresponding period of the prior year. The Company's current Government business is substantially comprised of subcontracts with one customer consisting of night-vision advanced development programs on a cost-plus-fixed-fee basis extending approximately through December 1996, and two fixed-price production subcontracts for night-vision lens systems with deliveries scheduled approximately through September 1997. The Government may terminate a government contract at any time, with or without cause. After expiration of the current subcontracts, there can be no assurance that the Government will award future contracts or subcontracts to the Company or the customers to which it sells.

         Selling, general and administrative expenses increased by $88,394, or 18.7% from the same period in the prior year due primarily to higher research and development expenses.

         Interest  expense  relates   primarily  to  capital  lease  obligations
incurred in the third quarter of fiscal years 1994 and 1996.

         Interest income decreased by $6,742 from the same period in the prior year due to the slightly lower investment base of cash and cash equivalents.


         The provision for income taxes is based on the Company's estimated effective annual tax rate. This estimated rate is lower than the federal statutory rate primarily due to recognition of available tax credits and future tax deductions not previously benefited.

PART II.           OTHER INFORMATION


Items 1-5          Not Applicable.


Item 6             Exhibits and Reports on Form 8-K


                   (a) Exhibits - Exhibit 27

                   (b) Reports  on Form 8-K - There  were no  reports  on
                       Form 8-K filed during the period covered by this report.




         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        PRECISION OPTICS CORPORATION, INC.






DATE:  November 5, 1996                 BY:   /s/ Jack P. Dreimiller
                                              ----------------------
                                              Jack P. Dreimiller
                                              Senior Vice President, Finance
                                              and Chief Financial Officer

                                  EXHIBIT INDEX



Exhibit Number                                            Description

      27                                           Financial Data Schedule