Form 10QSB
period 1996-12-31
PRECISION OPTICS CORPORATION INC
filed 1997-02-12
CIK 867840

FORM 10-QSB

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarterly period ended December 31, 1996
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


               22 East Broadway, Gardner, Massachusetts 01440-3338 (Address of principal executive offices) (Zip Code)


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

Yes (X)           No( )

The number of shares outstanding of issuer's common stock, par value $.01 per share, at December 31, 1996 was 5,980,502 shares.

Transitional Small Business Disclosure Format (check one):
Yes ( )     No (X)









               PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES


                                              INDEX

PART I.           FINANCIAL INFORMATION:                               Page

Item I            Consolidated Financial Statements

                  Consolidated Balance Sheets -                          1
                      December 31, 1996
                      and June 30, 1996 (unaudited)

                  Consolidated Statements of Operations -                2
                      Quarter Ended December 31, 1996
                      and December 31, 1995 (unaudited)

                      Six Months Ended December 31, 1996
                      and December 31, 1995 (unaudited)

                  Consolidated Statements of Cash Flows -                3
                      Six Months Ended December 31, 1996
                      and December 31, 1995 (unaudited)

                  Notes to Consolidated Financial Statements             4

Item 2
                  Management's Discussion and Analysis of               5-9
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

Item 6            Exhibits and Reports on Form 8-K


                  (a)      Exhibits - Exhibit 27

                  (b)      Reports on Form 8-K - None









                               PRECISION OPTICS CORPORATION, INC.  AND SUBSIDIARIES
                                            CONSOLIDATED BALANCE SHEETS
                                                    (UNAUDITED)

                                                      ASSETS
                                                                 December 31, 1996                June 30,1996

CURRENT ASSETS
         Cash and Cash Equivalents                                       $2,218,930                 $2.617,813
         Accounts Receivable, Net                                         1,010,605                  1,139,804
         Inventories                                                      1,948,460                  1,863,694
         Deferred Tax Asset                                                 165,896                    119,000
         Prepaid Expenses                                                    66,089                     44,684
         Refundable Income Taxes                                             30,276                     30,276
                                                                         ----------                 ----------
                  Total Current Assets                                    5,440,256                  5,815,271
                                                                          ---------                  ---------

PROPERTY AND EQUIPMENT                                                    2,856,870                  2,617,706
         Less:    Accumulated Depreciation                                1,728,438                  1,531,228
                                                                          ---------                  ---------
                  Net Property and Equipment                              1,128,432                  1,086,478
                                                                          ---------                  ---------

OTHER ASSETS                                                                190,651                    180,871
                                                                         ----------                 ----------

TOTAL ASSETS                                                             $6,759,339                 $7,082,620
                                                                         ==========                 ==========

                                       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
         Accounts Payable                                                $  248,503                 $  829,428
         Accrued Payroll                                                     18,775                     81,990
         Accrued Professional Services                                       43,006                     49,360
         Accrued Profit Sharing and Bonuses                                  67,464                     93,938
         Accrued Income Taxes                                               137,508                     35,383
         Accrued Vacation                                                    45,967                     51,881
         Accrued Warranty Expense                                            50,000                     50,000
         Current Portion of Capital Lease Obligation                         86,037                     82,678
         Other Accrued Liabilities                                           28,767                     51,638
                                                                          ---------                  ---------
                  Total Current Liabilities                                 726,027                  1,326,296
                                                                           --------                  ---------
CAPITAL LEASE OBLIGATION                                                    235,073                    278,949
                                                                           --------                 ----------

STOCKHOLDERS' EQUITY
         Common Stock, $.01 par value-
                  Authorized -- 10,000,000 shares
                  Issued and Outstanding -- 5,980,502 shares                 59,805                     59,805
         Additional Paid-in Capital                                       5,145,655                  5,145,655
         Retained Earnings                                                  592,779                    271,915
                                                                          ---------                  ---------
                  Total Stockholders' Equity                              5,798,239                  5,477,375
                                                                          ---------                  ---------

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY                                                                   $6,759,339                 $7,082,620
                                                                          =========                  =========

                                       -1-
3189827.01



                               PRECISION OPTICS CORPORATION, INC.  AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                    FOR THE SECOND QUARTER AND SIX MONTHS ENDED
                                             DECEMBER 31,1996 AND 1995



                                            -- SECOND QUARTER --                     -- SIX MONTHS --

                                                   1996             1995              1996              1995
                                                   ----             ----              ----              ----
                                                (UNAUDITED)      (UNAUDITED        (UNAUDITED)       (UNAUDITED)

REVENUES                                         $2,155,291     $1,788,168           $4,793,665     $3,781,955

COST OF GOODS SOLD                                1,554,917      1,243,575            3,305,939      2,590,770
                                                  ---------      ---------            ---------      ---------

         GROSS PROFIT                               600,374        544,593            1,487,726      1,191,185

SELLING, GENERAL and
ADMINISTRATIVE EXPENSES                             532,078        554,769            1,093,814      1,028,111
                                                    -------        -------            ---------      ---------

         OPERATING INCOME (LOSS)                     68,296       (10,176)              393,912        163,074

INTEREST EXPENSE                                    (6,791)        (1,946)             (14,902)        (4,022)

INTEREST INCOME                                      21,937         34,225               48,854         68,084
                                                     ------         ------               ------         ------

         INCOME BEFORE PROVISION
         FOR INCOME TAXES                            83,442         22,103              427,864        227,136

PROVISION FOR INCOME TAXES                           21,000          5,600              107,000         55,600
                                                     ------          -----              -------         ------

         NET INCOME                                 $62,442        $16,503             $320,864       $171,536
                                                    =======        =======             ========       ========

INCOME PER COMMON and
COMMON EQUIVALENT SHARE                               $0.01          $0.00                $0.05          $0.03
                                                      =====          =====                =====          =====

WEIGHTED AVERAGE COMMON and
COMMON EQUIVALENT SHARES
OUTSTANDING                                       6,056,097      6,123,478            6,056,746      6,128,358
                                                  =========      =========            =========      =========





                               PRECISION OPTICS CORPORATION, INC.  AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             FOR THE SIX MONTHS ENDED
                                             DECEMBER 31,1996 AND 1995
                                                    (UNAUDITED)
                                                                          1996                      1995
                                                                       ----------                -------
CASH FLOWS FROM OPERATING ACTIVITIES:
         Net Income                                                      $320,864                 $171,536

         Adjustments to Reconcile Net Income to Net
         Cash Provided By (Used In) Operating Activities -
            Depreciation and Amortization                                 207,266                  121,286
            Deferred Income Taxes                                        (46,896)                 (28,400)
            Changes in Assets and Liabilities-
                 Accounts Receivable                                      129,199                  376,890
                 Inventories                                             (84,766)                (192,943)
                 Prepaid Expenses                                        (21,405)                 (49,305)
                 Accounts Payable                                       (580,925)                  100,959
                 Accrued Payroll                                         (63,215)                 (14,393)
                 Accrued Professional Services                            (6,354)                  (6,754)
                 Accrued Profit Sharing and Bonuses                      (26,474)                 (51,749)
                 Accrued Income Taxes                                     102,125                    1,235
                 Other Accrued Liabilities                               (28,785)                 (15,728)
                                                                       ----------               ----------

                 Net Cash Provided by (Used In)
                    Operating Activities                                 (99,366)                  412,634

CASH FLOWS FROM INVESTING ACTIVITIES:
         Capital Expenditures                                           (239,164)                (196,295)
         Increase in Other Assets                                        (19,836)                 (31,860)
                                                                       ----------               ----------
                 Net Cash Used in Investing Activities                  (259,000)                (228,155)
                                                                       ----------               ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
         Repayment of Capital Lease Obligation                           (40,517)                 (14,077)
                                                                       ----------              -----------
         Net Cash Used in Financing Activities                           (40,517)                 (14,077)
                                                                       ----------              -----------

NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS                                                        (398,883)                  170,402

CASH AND CASH EQUIVALENTS AT BEGINNING
OF PERIOD                                                               2,617,813                2,527,846
                                                                        ---------                ---------

CASH AND CASH EQUIVALENTS AT END
OF PERIOD                                                              $2,218,930               $2,698,248
                                                                       ==========               ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION:
         Cash Paid for-
         Interest                                                     $    14,902              $     4,022
                                                                      ===========              ===========
         Income Taxes                                                 $    48,412               $   85,412
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

         These financial statements have been prepared by the Company, without audit, and reflect normal recurring adjustments which, in the opinion of management, are necessary for a fair statement of the results of the second quarter of the Company's fiscal year 1997. These financial statements do not include all disclosures associated with annual financial statements and, accordingly, should be read in conjunction with footnotes contained in the Company's financial statements for the period ended June 30, 1996 together with the auditors' report filed under cover of the Company's 1996 Annual Report on Form 10-KSB.

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

2.       INVENTORIES

         Inventories are stated at the lower of cost (first-in, first-out) or market and consists of the following:

                                                               December 31, 1996                 June 30, 1996
                                                               -----------------                 -------------

                  Raw Materials                                   $1,198,614                       $1,282,924

                  Work-In-Process                                    668,916                          502,658

                  Finished Goods and Components                       80,930                           78,112
                                                                   ---------                        ---------

                           Total Inventories                      $1,948,460                       $1,863,694
                                                                  ==========                       ==========


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

Liquidity and Capital Resources

         For the six months ended December 31, 1996, the Company's cash and cash equivalents decreased by approximately $399,000 to $2,219,000. The decrease in cash and cash equivalents was due to cash used by operating activities of approximately $99,000, capital expenditures of approximately $239,000, increase in other assets of approximately $20,000, and repayment of debt of approximately $41,000.

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

Results of Operations

        Total revenues for the second quarter and for the six months ended December 31, 1996 increased by $367,123 or 20.5% and $1,011,710 or 26.8%, respectively, over the same period in the prior year.

        The revenue increase over the prior year for the second quarter was due to higher sales of medical products (up 99%), partially offset by lower sales of non-medical products (down 21%).

        The revenue increase over the prior year for the six months ended December 31, 1996 was due to higher sales of medical products (up 159%), partially offset by lower sales of non-medical products (down 26%).

        The increase in sales of medical products was primarily attributable to higher sales of endocouplers which increased by 203% for the six months ending December 31, 1996. The reduction in non-medical sales was due primarily to discontinued sales of industrial lenses to a significant customer. This customer accounted for 16% of the Company's revenues for the six months ended December 31, 1995. Future sales to this customer, if any, are uncertain at this time.

         Revenues from the Company's two largest customers were approximately 36% and 35% of total revenues for the six months ended December 31, 1996, and approximately 53% and 16% of total revenues for the six months ended December 31, 1995. No other customers accounted for more than 10% of the Company's revenues during those periods.

         For the six months ended December 31, 1996, approximately 35% of the Company's total revenues were derived from production and development contracts and subcontracts involving the Government and its agencies compared to approximately 50% for the corresponding period of the prior year. During the quarter ending December 31, 1996, a Government cost-plus-fixed-fee night vision development subcontract was partially terminated for convenience of the Government. Revenues for the quarter ending March 31, 1997 will be reduced by approximately $140,000, representing the terminated portion of the subcontract. The Company's remaining Government business is substantially comprised of subcontracts with one customer consisting of night-vision advanced development programs on a cost-plus-fixed-fee basis extending approximately through March 1997, and two fixed-price production subcontracts for night-vision lens systems with deliveries scheduled approximately through September 1997. The Government may terminate a government contract at any time, with or without cause. After expiration of the current subcontracts, there can be no assurance that the Government will award future contracts or subcontracts to the Company or the customers to which it sells.

         Gross profit expressed as a percentage of revenues decreased from 30.5% to 27.9% for the quarter, and from 31.5% to 31.0% for the six months ended December 31, 1996, compared to the corresponding periods in the prior year. The decrease in the gross profit percentage was due primarily to a lower proportion of relatively high-margin industrial lens shipments.


         Selling, general and administrative expenses decreased for the second quarter ended December 31, 1996 by $22,691 or 4.1% due primarily to lower spending on research and development in the second quarter. Selling, general and administrative expenses increased for the six months ended December 31, 1996 by $65,703 or 6.4%. The increase was due primarily to higher selling and advertising expenditures targeted at the industrial and thin films marketplace.

         Interest income decreased for the second quarter and six months ended December 31, 1996 by $12,288 and $19,230, respectively, due to the lower investment base of cash equivalents.

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

Other Factors That May Affect Future Results

         The Company expects to aggressively pursue the development of Wavelength Division Multiplexer (WDM) optical filters over the next few quarters, which could adversely affect results during these periods since such costs are recognized as they occur. Filters for 2 and 4 channel WDM's should be produced by the end of this calendar year. WDM's are devices used in optical communications systems.

         As a result of recent fluctuations in assembly and testing activities and with continued uncertainty in the night vision market throughout the coming year, the Company reduced its production work force in January 1997 by six (6) people and in February 1997 by two (2) people, about 15% of its total workforce.

         Although the Company has experienced substantial growth in its sales of endocouplers during the six months ending December 31, 1996, these increased sales have been largely dependent upon a relatively new application for these instruments. While the Company believes that prospects for continued success of the new endocoupler application are good, recent demand for endocouplers has softened somewhat. The Company believes this lower demand is due primarily to temporary technical problems in a customers camera system which is used with the Company's endocouplers, and as a result, it is anticipated that third quarter sales of endocouplers will be constrained.

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



                                             PRECISION OPTICS CORPORATION, INC.



DATE:  February 6, 1997                       BY: /s/ Jack P. Dreimiller
                                                  ----------------------
                                                  Jack P. Dreimiller
                                                  Senior Vice President, Finance
                                                  and Chief Financial Officer

                                  EXHIBIT INDEX



              Exhibit Number                              Description

                    27                             Financial Data Schedule