Form 10QSB
period 1997-03-31
PRECISION OPTICS CORPORATION INC
filed 1997-05-07
CIK 867840

FORM 10-QSB

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarterly period ended March 31, 1997

Commission file number          001-10647

                       PRECISION OPTICS CORPORATION, INC.
-------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


        Massachusetts                                       04-2795294
(State or other jurisdiction of                          (I.R.S. Employer
  incorporation or organization)                        Identification No.)

              22 East Broadway, Gardner, Massachusetts 01440-3338
-------------------------------------------------------------------------------
          (Address of principal executive offices)        (Zip Code)

                                 (508) 630-1800
-------------------------------------------------------------------------------
                 (Issuer's telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes (X)       No (  )

The number of shares outstanding of issuer's common stock, par value $.01 per share, at March 31, 1997 was 5,980,502 shares.

Transitional Small Business Disclosure Format (check one):
Yes (  )       No (X)




               PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES





                                                       INDEX

                                                                                        Page
PART I.           FINANCIAL INFORMATION:

Item 1            Consolidated Financial Statements


                  Consolidated Balance Sheets -                                           1
                      March 31, 1997
                      and June 30, 1996 (unaudited)

                  Consolidated Statements of Operations -                                 2
                      Quarter Ended March 31, 1997
                      and March 31, 1996 (unaudited)

                      Nine Months Ended March 31, 1997
                      and March 31, 1996 (unaudited)

                  Consolidated Statements of Cash Flows -                                 3
                      Nine Months Ended March 31, 1997
                      and March 31, 1996 (unaudited)

                  Notes to Consolidated Financial Statements                            4-5


Item 2
                  Management's Discussion and Analysis of                               6-8
                      Financial Condition and Results of Operations


PART II.          OTHER INFORMATION

Items 1-5         Not Applicable

Item 6            Exhibits and Reports on Form 8-K                                        9


                      (a)  Exhibit 99 - Important Factors Regarding Forward-Looking Statements

                      (b)  Reports on Form 8-K - None







               PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                     ASSETS
                                                                      March 31, 1997             June 30, 1996
                                                                      --------------             -------------
CURRENT ASSETS
         Cash and Cash Equivalents                                        $2,241,304                $2,617,813
         Accounts Receivable, Net                                            807,243                 1,139,804
         Inventories                                                       1,865,352                 1,863,694
         Deferred Tax Asset                                                  126,600                   119,000
         Prepaid Expenses                                                     62,246                    44,684
         Refundable Income Taxes                                              51,420                    30,276
                                                                         -----------               -----------
                  Total Current Assets                                     5,154,165                 5,815,271
                                                                           ---------                 ---------


PROPERTY AND EQUIPMENT                                                     2,951,294                 2,617,706
         Less:  Accumulated Depreciation                                   1,846,398                 1,531,228
                                                                           ---------                 ---------
                  Net Property and Equipment                               1,104,896                 1,086,478
                                                                           ---------                 ---------

OTHER ASSETS                                                                 202,002                   180,871
                                                                          ----------                 ---------

TOTAL ASSETS                                                              $6,461,063                $7,082,620
                                                                           =========                 =========

                                       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
         Accounts Payable                                                 $  290,630                $  829,428
         Accrued Payroll                                                      68,136                    81,990
         Accrued Professional Services                                        41,292                    49,360
         Accrued Profit Sharing and Bonuses                                   43,880                    93,938
         Accrued Income Taxes                                                 28,510                    35,383
         Accrued Vacation                                                     52,970                    51,881
         Accrued Warranty Expense                                             50,000                    50,000
         Current Portion of Capital Lease Obligation                          87,767                    82,678
         Other Accrued Liabilities                                            56,097                    51,638
                                                                          ----------                 ---------
                  Total Current Liabilities                                  719,282                 1,326,296
                                                                           ---------                 ---------
CAPITAL LEASE OBLIGATION                                                     212,470                   278,949
                                                                           ---------                ----------

STOCKHOLDERS' EQUITY
         Common Stock, $.01 par value-
              Authorized -- 10,000,000 shares
              Issued and Outstanding -- 5,980,502 shares                      59,805                    59,805
         Additional Paid-in Capital                                        5,145,655                 5,145,655
         Retained Earnings                                                   323,851                   271,915
                                                                          ----------                ----------
                  Total Stockholders' Equity                               5,529,311                 5,477,375
                                                                           ---------                 ---------

TOTAL LIABILITIES AND STOCKHOLDERS'
  EQUITY                                                                  $6,461,063                $7,082,620
                                                                           =========                 =========

               PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   FOR THE THIRD QUARTER AND NINE MONTHS ENDED
                             MARCH 31, 1997 AND 1996
                                   (UNAUDITED)




                                                      -- THIRD QUARTER --                  -- NINE MONTHS --

                                                      1997             1996               1997               1996
                                                      ----             ----               ----               ----

REVENUES                                            $1,349,222      $1,873,169         $6,142,887       $5,655,124

COST OF GOODS SOLD                                   1,198,500       1,288,710          4,504,439        3,879,480
                                                    ---------       ----------          ---------       ----------

         GROSS PROFIT                                  150,722         584,459          1,638,448        1,775,644

SELLING GENERAL and
ADMINISTRATIVE EXPENSES                                533,029         524,420          1,626,843        1,552,531
                                                   -----------      ----------         ----------       ----------

         OPERATING INCOME  (LOSS)                     (382,307)         60,039            11,605           223,113

INTEREST EXPENSE                                        (6,379)         (5,012)           (21,281)          (9,034)

INTEREST INCOME                                         30,008          30,800             78,862           98,884
                                                   -----------     -----------        -----------        ---------

         INCOME (LOSS) BEFORE TAXES                   (358,678)         85,827             69,186          312,963

PROVISION (BENEFIT) FOR INCOME TAXES                   (89,750)         21,100             17,250           76,700
                                                   -----------    ------------       ------------     ------------

         NET INCOME (LOSS)                           ($268,928)    $    64,727          $  51,936     $    236,263
                                                      ========     ===========          =========     ============

INCOME (LOSS) PER COMMON and
COMMON EQUIVALENT SHARE                                 ($0.04)          $0.01              $0.01            $0.04
                                                         =====           =====              =====            =====

WEIGHTED AVERAGE COMMON and
COMMON EQUIVALENT SHARES
OUTSTANDING                                          5,980,502       6,097,917          6,060,700        6,142,526
                                                     =========       =========          =========        =========


               PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE NINE MONTHS ENDED MARCH 31, 1997 AND 1996

                                   (UNAUDITED)
                                                                              1997                 1996
                                                                       ------------------       ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net Income                                                         $   51,936        $    236,263

       Adjustments to Reconcile Net Income to Net
         Cash Provided By Operating Activities -
              Depreciation and Amortization                                  331,200             207,984
              Deferred Income Taxes                                           (7,600)            (62,100)
              Changes in Assets and Liabilities-
                  Accounts Receivable                                        332,561             274,587
                  Inventories                                                 (1,658)           (384,170)
                  Prepaid Expenses                                           (17,562)            (37,598)
                  Refundable Income Taxes                                    (21,144)                  0
                  Accounts Payable                                          (538,798)            198,449
                  Accrued Payroll                                            (13,854)            (22,484)
                  Accrued Professional Services                               (8,068)               (661)
                  Accrued Profit Sharing and Bonuses                         (50,058)            (43,580)
                  Accrued Income Taxes                                        (6,873)              8,622
                  Other Accrued Liabilities                                    5,548             (10,671)
                                                                         -----------           ---------

                  Net Cash Provided by
                     Operating Activities                                     55,630             364,641
                                                                          ----------           ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchase of Property and Equipment                                   (333,588)           (553,442)
       Increase in Other Assets                                              (37,161)            (41,931)
                                                                         -----------          ----------
                  Net Cash Used in Investing Activities                     (370,749)           (595,373)
                                                                          ----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Repayment of Capital Lease Obligation                                 (61,390)            (25,355)
                                                                          ----------        ------------
                  Net Cash Used in Financing Activities                      (61,390)            (25,355)
                                                                          ----------        ------------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                                          (376,509)           (256,087)

CASH AND CASH EQUIVALENTS AT BEGINNING
  OF PERIOD                                                                2,617,813           2,527,846
                                                                           ---------           ---------

CASH AND CASH EQUIVALENTS AT END
  OF  PERIOD                                                              $2,241,304          $2,271,759

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
 INFORMATION:
       Cash Paid for-
         Interest                                                       $     21,281       $       9,034
                                                                        ============       =============
         Income Taxes                                                   $     52,866         $   132,825
                                                                        ============         ===========

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTMENT ACTIVITIES: A capital lease obligation for manufacturing equipment totaling $299,180 was incurred by the Company in the quarter ending March 31, 1996.

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

       These financial statements have been prepared by the Company, without audit, and reflect normal recurring adjustments which, in the opinion of management, are necessary for a fair statement of the results of the third quarter of the Company's fiscal year 1997. These financial
       statements do not include all  disclosures   associated  with  annual
       financial statements and, accordingly, should be read in conjunction with footnotes contained in the Company's financial statements for the period ended June 30, 1996 together with the auditors' report filed under cover of the Company's 1996 Annual Report on Form 10-KSB.

       Income (loss) per common and common equivalent share is computed based on the weighted average number of common and common equivalent shares outstanding, where dilutive, during each period. The difference between the average number of shares under the primary and fully diluted calculations is immaterial, and therefore fully diluted earnings per share has not been disclosed in the accompanying consolidated financial statements.


       2.INVENTORIES

         Inventories are stated at the lower of cost (first-in, first-out) or market and consists of the following:

                                                        March 31, 1997           June 30, 1996
                                                        --------------           -------------

                      Raw Materials                      $1,094,913               $1,282,924

                      Work-In-Process                       668,185                  502,658

                      Finished Goods and Components         102,254                   78,112
                                                           ----------             -----------

                             Total Inventories           $1,865,352               $1,863,694

       3.  NEW ACCOUNTING STANDARD
           In March 1997, the Financial Accounting Standards Board issued SFAS No. 128, Earnings Per Share. SFAS No. 128 establishes standards for computing and presenting earnings per share and applies to entities with publicly held common stock or potential common stock. This statement is effective for fiscal years ending after December 15, 1997 and early adoption is not permitted. When adopted, the statement will require restatement of prior years' earnings per share. The Company will adopt this statement for its fiscal year ended June 30, 1998. In addition, the Company believes that the adoption of SFAS No. 128 will not have a material effect on its financial statements.

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


       Liquidity and Capital Resources

         For the nine months ended March 31, 1997, the Company's cash and cash equivalents decreased by approximately $376,000 to $2,241,000. The decrease in cash and cash equivalents was due to cash provided by operating activities of approximately $56,000, less capital expenditures of approximately $334,000, increase in other assets of approximately $37,000, and repayment of debt of approximately $61,000.

         The Company intends to continue devoting significant resources to internally-funded research and development spending on both new products and the improvement of existing products. The Company also intends to devote resources to the marketing and product support of its medical and thin film product lines, and the development of new methods of distribution. These investments may temporarily result in negative cash flow, but the Company anticipates that the results of these efforts will translate into increased revenues and profits.

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

Results of Operations

         Total revenues for the third quarter and for the nine months ended March 31, 1997 decreased by $523,947 or 28.0% and increased by $487,763 or 8.6%, respectively, over the same period in the prior year.

         The revenue decrease over the prior year for the third quarter was due to lower sales of medical products (down 35%), and lower sales of non-medical products (down 22%).

         The revenue increase over the prior year for the nine months ended March 31, 1997 was due to higher sales of medical products (up 73%), partially offset by lower sales of non-medical products (down 25%).

         The increase in sales of medical products year to date was primarily attributable to higher sales of endocouplers which increased by 88% for the nine months ending March 31, 1997. See "Other Factors That May Affect Future Results" for discussion of reason for lower medical products sales in the third quarter. The reduction in non-medical sales for the third quarter and nine months was due primarily to the previously reported discontinued sales of industrial lenses to a significant customer. This customer accounted for 15% of the Company's revenues for the nine months ended March 31, 1996. Future sales to this customer, if any, are uncertain at this time.

         Revenues from the Company's two largest customers were approximately 39% and 28% of total revenues for the nine months ended March 31, 1997, and approximately 46% and 15% of total revenues for the nine months ended March 31, 1996. No other customers accounted for more than 10% of the Company's revenues during those periods.

         For the nine months ended March 31, 1997, approximately 39% of the Company's total revenues were derived from production and development contracts and subcontracts involving the Government and its agencies compared to approximately 48% for the corresponding period of the prior year. The Company's remaining Government business is substantially comprised of subcontracts with one customer consisting of night-vision advanced development programs on a cost-plus-fixed-fee basis extending approximately through April 1997, and two fixed-price production subcontracts for night-vision lens systems with deliveries scheduled approximately through February 1998. The Government may terminate a government contract at any time, with or without cause. After expiration of the current subcontracts, there can be no assurance that the Government will award future contracts or subcontracts to the Company or the customers to which it sells.

         Gross profit expressed as a percentage of revenues decreased from 31.2% to 11.2% for the quarter, and from 31.4% to 26.7% for the nine months ended March 31, 1997, compared to the corresponding periods in the prior year. The decrease in the gross profit percentage was due primarily to a lower proportion of relatively high-margin industrial and medical shipments, and lower sales volume in the current quarter.

         Selling, general and administrative expenses increased for the third quarter ended March 31, 1997 by $8,609 or 1.6%. Selling, general and administrative expenses increased for the nine months ended March 31, 1997 by $74,312 or 4.8%. The increase was due primarily to higher selling and advertising expenditures targeted at the industrial and thin films marketplace, and higher legal and consulting expenses.

         Interest income decreased for the third quarter and nine months ended March 31, 1997 by $792 and $20,022, respectively, due to the lower investment base of cash equivalents.

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


Other Factors That May Affect Future Results

         The Company continues to aggressively pursue sales, marketing, and technology development efforts for new optical thin films in the rapidly growing telecommunications and semi-conductor industries, which may begin to generate additional revenues in the last half of this calendar year. In the third quarter, several initial orders were received for prototype thin films from six new customers in these business areas. Development efforts on prototype Wavelength Division Multiplexer (WDM) optical filters continue, and if successful, filters for WDM's should be available by the end of the calendar year, as previously announced. Results over the next few quarters could continue to be adversely affected until these sales and development efforts begin generating sufficient levels of revenues and profits.

         Although the Company has experienced substantial growth in its sales of endocouplers during the six months ending December 31, 1996, these sales have been largely dependent upon a relatively new application for these instruments. While the Company believes that prospects for continued success of the new endocoupler application are good, recent demand for endocouplers has softened due primarily to technical problems in a customer's product which is used with the Company's endocouplers. Consequently, no shipments were made to this customer during the quarter ending March 31, 1997, and none are scheduled for the quarter ending June 30, 1997. The Company has been advised by this customer, who accounted for 28% of the Company's revenues for the nine months ended March 31, 1997, that although the technical problems in its product have recently been corrected, additional orders for endocouplers will be deferred until it consumes its existing stock of endocouplers. Based on previous demand levels, the Company believes shipments to this customer may resume in the quarter commencing July 1, 1997.

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


                                           PRECISION OPTICS CORPORATION, INC.




DATE:  May 2, 1997                         BY:  /S/  Jack P. Dreimiller
                                                -----------------------

                                                Jack P. Dreimiller
                                                Senior Vice President, Finance
                                                and Chief Financial Officer

                                  EXHIBIT INDEX




        Exhibit Number                     DESCRIPTION

              27                     FINANCIAL DATA SCHEDULE