Form 10KSB
period 1997-06-30
PRECISION OPTICS CORPORATION INC
filed 1997-09-23
CIK 867840

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                     For the Fiscal Year Ended June 30, 1997

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

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15 of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         Check if no disclosure of delinquent filers to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements in-corporated by reference in Part III of this Form 10-KSB or any amendment to this
Form 10-KSB.   X

         The issuer's revenues for its most recent fiscal year were $7,372,310.

         The aggregate market value of the voting stock, consisting solely of common stock, held by non-affiliates of the issuer computed by reference to the closing price of such stock was $14,564,090 as of June 30, 1997.

         The number of shares of outstanding common stock of the issuer as of August 31, 1997 was 6,046,502.


                       DOCUMENTS INCORPORATED BY REFERENCE

         The  issuer's   Proxy   Statement  for  the  1997  Annual   Meeting  of
Shareholders to be held on November 11, 1997 is incorporated into Part III of this Form 10-KSB.








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

Business of Issuer.

         The Company  designs,  develops,  manufactures,  and sells  specialized optical systems and components and optical thin film coatings. The Company conducts business in one industry segment only. The Company's products and services fall into the following areas: medical products for use by hospitals and physicians, industrial optical products and thin films, and advanced optical system design and development services and products, primarily under contract either directly or indirectly with the United States Government ("the Government").

         PRINCIPAL PRODUCTS AND SERVICES AND METHODS OF DISTRIBUTION

         Medical Products. The Company's medical products include endoscopes and image couplers, beamsplitters, and adapters, which are used as accessories to endoscopes.

         In January 1991, the Company began the design and development of endoscopes using various optical technologies for use in a variety of minimally invasive surgical and diagnostic procedures throughout the human body. In fiscal year 1997, the Company completed development and began selling its new line of arthroscopes, which are specialized endoscopes used in joint surgery. The Company's endoscope sales have been primarily to manufacturers of video cameras and medical products and video endoscopy systems. In addition to its existing line of endoscopes, the Company is continuing to develop different types of endoscopes that incorporate varying types of construction and technology for varying medical specialties and functionality.

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

         Within the advanced optical design and development area, the Company's recent sales have largely been of night-vision products and services which permit users to see in extreme low light.

         Under contract with a customer that produces and sells aviation night-vision goggles to the United States Army, the Company has designed and produced the eyepieces for aviators' night-vision goggles. Under contract with the same customer, the Company designed and currently produces collimator and objective assemblies for night-vision goggles used by ground personnel.

         Under additional design and development contracts with the same customer, the Company has designed an objective lens for aviators' night-vision goggles, designed and built prototypes of an objective lens for ground personnel goggles, designed and built new lens system prototypes for night driver's viewers and armament sites, and designed and built a magnifier attachment for ground personnel goggles. In addition, the Company has designed a new objective lens and eyepiece for aviators' night-vision goggles.

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

         In addition to its night-vision related design and development, the Company designs, develops, and manufactures thin film coatings and performs thin film coatings for use on various optical products. Many of the Company's advanced optical design and development projects and the manufacture of the Company's medical and night-vision products have been significantly dependent upon the Company's thin film capabilities. Presently, optical thin film business not associated with other Company business and products is limited or very specialized. However, the Company plans to aggressively pursue sales, marketing and technology development efforts for new optical thin films in the rapidly growing optical communications and semi-conductor industries which may begin to generate additional revenues in the first half of fiscal year 1998. In the third and fourth quarters of fiscal year 1997, several initial orders were received for thin films from new costumers in these business areas. Also, during the last half of fiscal year 1997, the Company began development of prototype Wavelength Division Multiplexer (WDM) optical filters. (WDMs are devices that allow telecommunications companies to increase the transmission capacity of fiber optic lines).

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

         The Company currently sells its image couplers, beamsplitters, and adapters to a market that consists of approximately 30 potential OEM customers. These potential customers sell video cameras, endoscopes, or video-endoscopy systems. The Company has made sales to approximately 20 of these customers. The Company estimates that it has approximately 30% of the market share in these products and anticipates growth in this area. The Company's primary competition in this area is the customers' own in-house capabilities to manufacture such products. The Company believes that these customers typically purchase products from the Company, despite their in-house capabilities, because they choose to devote their own technical resources to their primary products, such as cameras or endoscopes. The Company estimates that approximately 50% of the market demand for image couplers, beamsplitters, and adapters is met by "captive" or in-house capabilities. The Company anticipates increased demand for its autoclavable products because it believes there is a trend towards more stringent sterilization of medical instruments.

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

         While the potential market for thin film coatings is perceived as growing rapidly, particularly in the telecommunications and semi-conductor industries, the Company's thin film coatings competitors are numerous and have deep and broad capabilities.

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

         The Company received approximately $1,410,000 and $1,060,000 for the fiscal years ended June 30, 1997 and 1996, respectively, from customers for customer-sponsored design and development projects. Levels of customer contract funded research and development can fluctuate greatly in any given period depending upon the mix between design efforts and hardware development, which is generally more expensive and time consuming than the design phases. In addition to customer-sponsored research and development, the Company spent approximately $428,000 and $433,000 of its own funds during fiscal years 1997 and 1996, respectively, on the Company's own research and development. The Company expects to continue making significant Company-funded expenditures for research and development.

         RAW MATERIALS AND PRINCIPAL SUPPLIERS

         For all of the Company's products, except for thin film coatings, the basic raw material is precision grade optical glass, which the Company obtains from several major suppliers. Outside vendors grind and polish most of the Company's lenses and prisms. For optical thin film coatings, the basic raw materials are metals and dielectric compounds, which the Company obtains from a variety of chemical suppliers. The Company believes that its demand for these raw materials and services is small relative to the total supply and that materials and services required for the production of its products are currently available in sufficient production quantities and will be available for fiscal year 1998. The Company believes, however, that there are relatively few suppliers of the high quality lenses and prisms which its endoscopes may require. Depending upon the market acceptance of the Company's endoscopes, the Company may seek to assure itself of a timely supply of lenses, prisms, or other key materials or components through the acquisition of a supplier or expanded manufacturing facilities of its own.

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

         EMPLOYEES

         As of June 30, 1997, the Company had forty-five full-time employees and two part-time employees.

         CUSTOMERS

         Sales to the Company's two largest customers, in terms of total sales during fiscal year 1997, were approximately 38% and 23%. Sales to the Company's three largest customers, in terms of total sales during fiscal year 1996, were approximately 42%, 14% and 12%.

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

         NEED FOR GOVERNMENT APPROVAL OF PRINCIPAL PRODUCTS OR SERVICES AND EFFECT OF EXISTING OR PROBABLE GOVERNMENT REGULATIONS ON THE BUSINESS

         The Company currently sells and markets four medical products, the marketing of which may require the permission of the United States Food and Drug Administration ("FDA"). Pursuant to the Company's notification to the FDA of its intent to market its laparoscope, additional types of endoscopes which it has developed and is developing, image coupler, beamsplitter, and adapters, the FDA has determined that each such device is substantially equivalent to a device marketed in interstate commerce and that the Company may market such devices, subject to the general controls provisions of the Food, Drug and Cosmetic Act. Furthermore, the Company plans to market additional endoscopes and related medical products that may require the FDA's permission to market such products. The Company may also develop additional products or seek to sell some of its current or future medical products in a manner that requires the Company to obtain the permission of the FDA to market such products, as well as the regulatory approval or license of other federal, state, and local agencies or similar agencies in other countries. There can be no assurance that the Company will be able to maintain the FDA's permission to market its current products or to obtain such regulatory permission, approvals, or licenses for any of its other products. Furthermore, potential adverse FDA regulation affecting the Company which might arise from future legislation or administrative action cannot be predicted. In addition, FDA regulations may be established that could prevent or delay regulatory clearances or approval of the Company's products. The inability of the Company to secure any necessary licenses or regulatory approvals or permission from the FDA could have a material adverse effect on its business. The FDA has authority to conduct detailed inspections of manufacturing plants in order to assure that "good manufacturing practices" are being followed in the manufacture of medical devices, to require periodic reporting of product defects to the FDA, and to prohibit the exploitation of devices which do not comply with law. Failure to comply with applicable regulatory requirements can, among other things, result in fines, suspensions of regulatory clearances or approvals, product recalls, operating restrictions, and criminal prosecution.

ITEM 2.  DESCRIPTION OF PROPERTY

         The Company conducts its domestic operations at two facilities in Gardner and Fitchburg, Massachusetts. The Gardner Facility is leased from a corporation owned by an officer-shareholder-director of the Company, and the Company's lease expires in December 1999. The Fitchburg facility is under a three year lease which commenced on November 1, 1995. The Company rents office space in Hong Kong for sales, marketing and supplier quality control and liaison activities of its Hong Kong subsidiary.

         The Company believes these facilities are adequate for its current operations. Significant increases in production or the addition of significant equipment additions or manufacturing capabilities in connection with the production of the Company's line of endoscopes, optical thin films, and other products may, however, require the acquisition or lease of additional facilities. The Company may establish production facilities domestically or overseas to produce key assemblies or components, such as lenses, for the Company's products. Overseas facilities may subject the Company to the political and economic risks associated with overseas operations. The loss of or inability to establish or maintain such additional domestic or overseas facilities could materially adversely affect the Company's competitive position and profitability.

ITEM 3.  LEGAL PROCEEDINGS

         The Company and its subsidiaries and their property are not party or subject to any material pending legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the Company's security holders during the fourth quarter of fiscal year 1997.

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

Kumar M. Khajurivala                                          Vice President, Operations

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

                        1996                                           1997
                        ----                                           ----

Quarter           High                 Low                  High                 Low
                  ---------------------------------------------------------------------

First             $1 7/8               $1 1/8               $1 3/4               $ 7/8

Second            $1 7/8               $1 1/4               $1 3/4               $1 1/8

Third             $2                   $1 1/4               $1 15/16             $1 1/16

Fourth            $2                   $1 1/8               $3 11/16             $1 1/8


         As of August 31, 1997, there were 99 holders of record of the Company's common stock.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

IMPORTANT FACTORS REGARDING FORWARD-LOOKING STATEMENTS

         When used in this discussion, the words "believes", "anticipates", "intends to", and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected. See "Important Factors Regarding Forward-Looking Statements" attached hereto as
Exhibit 99 and incorporated herein by reference. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. The Company undertakes no obligation to publicly release the result of any revision to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

LIQUIDITY AND CAPITAL RESOURCES

         For the year ended June 30, 1997, the Company's cash and cash equivalents decreased by approximately $269,000 to $2,348,000. The decrease in cash and cash equivalents was due to cash generated by operating activities of approximately $290,000 and proceeds received from exercise of stock options of approximately $57,000, less capital expenditures of approximately $445,000, increases in other assets, primarily patents, of approximately $89,000 and repayment of a capital lease obligation of approximately $82,000.

         The Company intends to continue devoting significant resources to internally-funded research and development spending on both new products and the improvement of existing products. The Company also intends to devote resources to the marketing and product support of its medical and optical thin film product lines, and the development of new methods of distribution. These investments may temporarily result in negative cash flow, but the Company anticipates that the results of these efforts will translate into increased revenues and profits.

         Furthermore, depending upon the market acceptance of the Company's products, the Company believes that it may be obligated to acquire new facilities, add additional manufacturing or research and development equipment, or acquire a business that manufactures or sells to the Company components, materials, supplies, or services used in the manufacture, marketing, distribution or servicing of the Company's new products, as well as the Company's existing products.

         The Company continues to maintain a secured line of credit of $500,000 available with a bank at 1/4% over the prime rate.

         The Company's cash and cash equivalents and available lines of credit are considered sufficient to support working capital and investment needs for the foreseeable future.

RESULTS OF OPERATIONS

         Total revenues for fiscal year 1997 were approximately $7,372,000, a decrease of approximately $683,000, or 8.5%, from fiscal year 1996.

         The revenue decrease was due to lower sales of non-medical products (down 29%), partially offset by higher sales of medical products (up 22%). The increase in sales of medical products was attributable to higher sales in all major product categories. The reduction in non-medical sales was due primarily to (1) lower sales of night-vision products due to completion of two government production subcontracts and one government development subcontract and (2) lower sales of industrial products due to discontinued sales to a significant customer, both partially offset by higher sales of optical thin films.

         Gross profit decreased by approximately $701,000 in fiscal year 1997, and as a percentage of revenues decreased from 30.6% to 23.9% compared to the previous year. The decrease in gross profit was due primarily to the lower sales volume and higher occupancy and depreciation expenses related to equipment and manufacturing facilities additions.

         For the fiscal years ended June 30, 1997, 1996 and 1995, approximately 38%, 44% and 45% of the Company's total revenues, respectively, were derived from production and development contracts and subcontracts involving the Government and its agencies. The Company's current Government business is substantially comprised of a development subcontract with one customer on a cost-plus-fixed-fee basis extending approximately through April, 1998, and two fixed-price production subcontracts with another customer for night-vision lens systems with deliveries scheduled approximately through May, 1998. The Government may terminate a government contract at any time, with or without cause. After expiration of the current subcontracts, there can be no assurance that the Government will award future contracts or subcontracts to the Company.

         Selling, general and administrative expenses increased by approximately $169,000 or 7.9% in fiscal year 1997 compared to fiscal year 1996. The increase was due primarily to higher spending on advertising and bid and proposal expenses targeted at the industrial and thin films marketplace, and higher legal, consulting and employee recruiting expenses.

         Interest  expense  relates   primarily  to  capital  lease  obligations
incurred in the third quarter of fiscal years 1994 and 1996.

         Interest income decreased by approximately $20,000 in fiscal year 1997 due to the lower investment base of cash equivalents.

         The benefit for income taxes as a percentage of the pre-tax loss in fiscal year 1997 is lower than the federal statutory income tax rate primarily due to inability to recognize the full amount of deferred tax assets to offset prior years' taxable income. Such tax benefits will be recognized in future years if sufficient future taxable income is generated.

FISCAL YEAR 1996 RESULTS OF OPERATIONS

         Total revenues for fiscal year 1996 were approximately $8,055,000, an increase of approximately $477,000, or 6.3%, over fiscal year 1995.

         The revenue increase over the prior year was due to higher sales of medical products (up 30.3%) and higher sales of night-vision products (up 1.8%), partially offset by lower sales of industrial products (down 23.2%). The increase in sales of medical products was primarily attributable to higher sales of endocouplers, which increased by 89% for the year to record levels. The reduction in industrial sales was due primarily to lower sales of industrial lenses to a significant customer. This customer accounted for 12%, 18%, and 7% of the Company's total revenues for fiscal years 1996, 1995 and 1994, respectively.

         Gross profit decreased by approximately $123,000 in fiscal year 1996, and as a percentage of revenues, decreased from 34.1% to 30.6% compared to the previous year. The decrease in gross profit was due primarily to an unfavorable shift in sales mix away from industrial products, which have relatively higher gross margins than other product lines, and higher occupancy and depreciation expenses related to equipment and manufacturing facilities additions.

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

         The provision for income taxes as a percentage of pre-tax income is lower than the federal statutory income tax rate primarily due to recognition of available tax credits and future tax deductions not previously benefited.

OTHER FACTORS THAT MAY AFFECT FUTURE RESULTS

         The Company continues to aggressively pursue sales, marketing, and technology development efforts for new optical thin films in the rapidly growing telecommunications and semi-conductor industries, which will begin to generate modest incremental revenues in the last half of this calendar year. In the third and fourth quarters of fiscal year 1997, several initial orders were received for thin films from new customers in these business areas. Development efforts on prototype Wavelength Division Multiplexer (WDM) optical filters are continuing.

         Although the Company had experienced substantial growth in its sales of endocouplers during the six months ending December 31, 1996, these sales have been largely dependent upon a relatively new application for these instruments. While the Company believes that prospects for continued success of the new endocoupler application are good, recent demand for endocouplers has softened due primarily to technical problems in a customer's product which is used in conjunction with the Company's endocouplers. Consequently, no shipments were made to this customer during the six months ending June 30, 1997, and none are scheduled for the quarter ending September 30, 1997. The Company has been advised by this customer, who accounted for 23% of the Company's revenues for the year ending June 30, 1997, that although the technical problems in its product have recently been corrected, additional orders for endocouplers will be deferred until it consumes its existing stock of endocouplers.

ITEM 7. CONSOLIDATED FINANCIAL STATEMENTS: The Consolidated Financial Statements are filed on pages 14 to 28 of this Form 10-KSB.

               PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

                        Consolidated Financial Statements
                          as of June 30, 1997 and 1996
                         Together with Auditors' Report

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Precision Optics Corporation, Inc.:

We have audited the accompanying consolidated balance sheets of Precision Optics Corporation, Inc. (a Massachusetts corporation) and subsidiaries as of June 30, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended June 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Precision Optics Corporation, Inc. and subsidiaries as of June 30, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1997, in conformity with generally accepted accounting principles.


ARTHUR ANDERSEN LLP


Boston, Massachusetts
July 31, 1997





                                            PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

                                            CONSOLIDATED BALANCE SHEETS--JUNE 30, 1997 AND 1996




                         ASSETS           1997          1996     LIABILITIES AND STOCKHOLDERS' EQUITY      1997            1996
CURRENT ASSETS:                                                  CURRENT LIABILITIES:
   Cash and cash equivalents        $  2,348,382  $  2,617,813
   Marketable Securities                  30,000       -          Accounts payable                    $    271,911    $   829,428
   Accounts receivable (net of                                    Accrued payroll                           81,122         81,990
   allowance for doubtful accounts                                Accrued profit sharing and bonuses        30,000         93,938
   of approximately $69,000 and                                   Accrued professional services             85,556         49,360
   $82,000 in l997 and 1996,                                      Accrued vacation                          64,903         51,881
   respectively)                         466,811     1,139,804    Accrued warranty expense                  50,000         50,000
   Inventories                         1,576,967     1,863,694    Accrued income taxes                      18,946         35,383
   Deferred tax asset                    157,300       119,000    Other accrued liabilities                 42,164         51,638
   Prepaid expenses                       40,273        44,684    Current portion of capital
   Refundable income taxes                52,970        30,276    lease obligation                          89,532         82,678
                                       ----------      --------                                            --------       --------



   Total current assets                4,672,703     5,815,271    Total current liabilities                734,134       1,326,296
                                       ---------     ---------                                            ---------      ---------

PROPERTY AND EQUIPMENT, AT COST:
   Machinery and equipment             2,474,478     2,049,758   CAPITAL LEASE OBLIGATION, NET
                                                                 OF CURRENT PORTION                        189,413        278,949
   Leasehold improvements                 433,832      420,230                                             --------      ---------
   Furniture and Fixtures                 109,568      102,976
   Vehicles                                44,742       44,742
                                        ---------     ---------
                                        3,062,620    2,617,706   COMMITMENTS (Note 4)

   Less--Accumulated depreciation       1,927,578     1,531,228
   and amortization                     ---------     ---------
                                        1,135,042     l,086,478
                                        ---------     ---------   STOCKHOLDERS' EQUITY:
                                                                  Common stock, $.01 par value-
OTHER ASSETS:                                                     Authorized--10,000,000 shares
   Cash surrender value of life                                   Issued and outstanding--6,021,502
   insurance policies                      51,871        52,851   and 5,980,502 shares at June 30,
   Patents, net                           155,986       125,995   1997 and 1996, respectively               60,215         59,805
   Deferred costs, net                        -           2,025   Additional paid-in capital             5,202,558      5,145,655

                                                                  Retained (deficit) earnings             (170,718)       271,915
                                        ----------     --------                                          ---------      ---------

   Total other assets                      207,857     180,871    Total stockholders' equity             5,092,055      5,477,375
                                         ---------    ---------                                          ---------      ---------

                                     $   6,015,602  $7,082,620                                        $  6,015,602    $ 7,082,620
                                        =========    =========                                           =========       =========


       The accompanying notes are an integral part of these consolidated financial statements.



                                PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                 FOR THE YEARS ENDED JUNE 30, 1997, 1996 AND 1995



---------
                                                                           1997               1996               1995

REVENUES                                                            $    7,372,310     $    8,055,271    $    7,578,097

COST OF GOODS SOLD                                                       5,610,438          5,592,871         4,992,785
                                                                         ---------          ---------         ---------

           Gross profit                                                  1,761,872          2,462,400         2,585,312

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                             2,296,687          2,128,155         1,937,497
                                                                         ---------          ---------         ---------

         Operating (loss) income                                         (534,815)            334,245           647,815

INTEREST EXPENSE                                                          (27,241)            (16,639)          (9,598)

Interest Income                                                           104,423             124,104            92,499
                                                                       ------------        ------------       ----------

         (Loss) Income before provision for income taxes                 (457,633)            441,710           730,716

(Benefit) Provision for Income Taxes                                      (15,000)             36,000           150,000
                                                                       ------------        ------------       ----------
         Net (loss) income                                           $   (442,633)       $    405,710      $    580,716
                                                                      ============       ============      ============

(LOSS) INCOME PER COMMON AND COMMON EQUIVALENT SHARE                       $(.07)              $.07              $.10

                                                                    ==============     ==============     ==============

WEIGHTED AVERAGE COMMON AND COMMON EQUIVALENT
SHARES OUTSTANDING                                                       5,982,210          6,116,569          6,066,366
                                                                       ===========        ===========        ===========


               The accompanying notes are an integral part of these consolidated financial statements.

               PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                FOR THE YEARS ENDED JUNE 30, 1997, 1996 AND 1995


                                                                                   ADDITIONAL        RETAINED            TOTAL
                                         NUMBER OF              COMMON               PAID-IN        (DEFICIT)         STOCKHOLDERS
                                           SHARES               STOCK                CAPITAL         EARNINGS            EQUITY
BALANCE, JUNE 30, 1994                       5,980,502           $  59,805      $  4,997,655       $(714,511)        $   4,342,949
     Tax benefit from exercise of
     options to purchase common
     stock                                           -                   -           148,000            -                  148,000
     Net Income                                      -                   -               -           580,716               580,716
                                      ----------------      --------------      --------------      ------------       -------------
BALANCE, JUNE 30, 1995                       5,980,502              59,805         5,145,655        (133,795)            5,071,665
     Net Income                                      -                   -               -           405,710               405,710
                                      ----------------      --------------      --------------      ------------       -------------
BALANCE, JUNE 30, 1996                       5,980,502              59,805         5,145,655         271,915             5,477,375
     Proceeds from exercise of
     options to purchase common
     stock                                      41,000                 410            56,903            -                   57,313
     Net loss                                        -                   -               -          (442,633)             (442,633)
                                      ----------------      --------------      --------------      ------------       -------------
BALANCE, JUNE 30, 1997                       6,021,502           $  60,215       $ 5,202,558       $(170,718)        $   5,092,055
                                      ================      ==============      ==============      ============      =============


                The   accompanying   notes  are  an   integral   part  of  these consolidated financial statements.

               PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE YEARS ENDED JUNE 30, 1997, 1996 AND 1995





                                                                          1997           1996           1995
  CASH FLOWS FROM OPERATING ACTIVITIES:
    Net (loss) income                                                $  (442,633)   $   405,710    $  580,716
    Adjustments to reconcile net (loss) income to net cash provided by operating activities-
       Depreciation and amortization                                     428,054        308,275       184,849
       Deferred income taxes                                             (38,300)       (67,000)      (52,000)
       Changes in assets and liabilities-
           Accounts receivable                                           672,993        276,567      (123,485)
           Inventories                                                   286,727       (395,215)       86,378
           Prepaid expenses                                                4,411        (21,810)       (4,091)
           Refundable income taxes                                       (22,694)       (30,276)           -
           Accounts payable                                             (557,517)       361,467        16,732
           Accrued payroll                                                  (868)        16,984        (5,527)
           Accrued profit-sharing and bonuses                            (63,938)       (46,062)      140,000
           Accrued professional services                                  36,196            505        (3,238)
           Accrued income taxes                                          (16,437)       (15,401)       47,722
           Other accrued liabilities                                       3,548         22,933       (22,108)
                                                                      -----------     ------------   ------------

              Net cash provided by operating activities                  289,542        816,677       845,948
                                                                      -----------     -----------    -----------

  CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of marketable securities                                   (30,000)          -               -
    Purchases of property and equipment                                 (444,914)      (615,798)     (115,602)
    Increase in other assets                                             (58,690)       (59,844)      (47,717)
                                                                    ------------     -----------    ------------

              Net cash used in investing activities                     (533,604)      (675,642)     (163,319)
                                                                    ------------     -----------    -----------

  CASH FLOWS FROM FINANCING ACTIVITIES:
    Repayment of capital lease obligation                                (82,682)       (51,068)      (26,603)
    Tax benefit from stock options exercised                                 -             -          148,000
    Proceeds from exercise of stock options                               57,313           -               -
                                                                   --------------- ---------------   ------------

              Net cash (used in) provided by financing activities        (25,369)       (51,068)      121,397
                                                                     -----------     ------------   ------------

  NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                  (269,431)        89,967       804,026

  CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                         2,617,813      2,527,846     1,723,820
                                                                      -----------    ------------   -----------

  CASH AND CASH EQUIVALENTS, END OF YEAR                             $ 2,348,382    $ 2,617,813   $ 2,527,846
                                                                      ===========     ==========    ==========

  SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid during the year for-
       Interest                                                      $    27,241    $    16,639   $     9,598
                                                                      ============    ==========     ============
       Income taxes                                                  $   101,461    $   151,325   $     6,278
                                                                      ===========     ===========    ============

  SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTMENT ACTIVITIES:
    Capital lease obligation                                         $      -       $   299,180   $        -
                                                                     ============    ============    ===========


              The accompanying notes are an integral part of these consolidated financial statements.

               PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1997



(1)      Summary of Significant Accounting Policies

         (a)      Nature of Business

                  Precision Optics Corporation, Inc. (the Company) designs, manufactures and sells optical systems, components and thin-film coatings. The Company conducts business in one industry segment only and its customers are primarily domestic. The Company's products and services fall into two principal areas: medical products for use by hospitals and physicians, and advanced optical system design and development services and products, primarily under contract either directly or indirectly with the United States Government.

         (b)      Principles of Consolidation

                  The accompanying consolidated financial statements include the accounts of the Company and its two wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

         (c)      Revenues

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

         (d)      Cash and Cash Equivalents

                  The Company includes in cash equivalents all highly liquid investments with original maturities of three months or less at the time of acquisition. Cash equivalents at June 30, 1997 and 1996 include approximately $1,529,000 and $1,455,000, respectively, of United States Treasury bills.

         (e)      Marketable Securities

                  Marketable securities consist of equity securities and are carried at the lower of aggregate cost or market value.

               PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1997

                                   (Continued)



         (f)      Inventories

                  Inventories  are  stated  at  the  lower  of  cost
                  (first-in, first-out)   or  market  and include   material,
                  labor and manufacturing overhead. The components of inventories are as follows at June 30, 1997 and 1996:

                                                                    1997                      1996

                                    Raw material               $  1,075,294             $    1,282,924
                                    Work -in-progress               272,980                    502,658
                                    Finished goods                  228,693                     78,112
                                                              -------------              --------------
                                                               $  1,576,967                $  1,863,694

                                                               ============                ============

         (g)      Depreciation and Amortization

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

                                                                     ESTIMATED
                               ASSET CLASSIFICATION                 USEFUL LIFE

                           Machinery and equipment                    5-7 years
                           Leasehold improvements                  Life of lease
                           Furniture and fixtures                       5 years
                           Vehicles                                     3 years

         (h)      Significant Customers and Concentration of Credit Risk

                  Statement of Financial Accounting Standards (SFAS) No. 105, Disclosure of Information About Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk, requires disclosure of any significant off-balance sheet and credit risk concentrations. Financial instruments that subject the Company to credit risk consist primarily of cash and cash equivalents and trade accounts receivable. The Company places its investments in highly rated financial institutions. The Company has not experienced any losses on these investments to date. At June 30, 1997 and 1996, receivables from the Company's largest customer were approximately 29% and 58% of the total accounts receivable, respectively. The Company has not experienced any material losses related to accounts receivable from individual customers.

               PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1997

                                   (Continued)



                  Revenues from the Company's two largest customers were approximately 38% and 23%, respectively, of total revenues for the year ended June 30, 1997. Revenues from the Company's three largest customers were approximately 42%, 14% and 12%, respectively, of total revenues for the year ended June 30, 1996. Revenues from the Company's two largest customers were approximately 43% and 18%, respectively, of total revenues for the year ended June 30, 1995. No other customers accounted for more than 10% of the Company's revenues in each of the three years ended June 30, 1997. Approximately 38%, 44% and 45% of the Company's revenues for the years ended June 30, 1997, 1996 and 1995, respectively, were derived from sales to agencies of the government or customers that supply agencies of the government.

         (i)      Research and Development

                  Research and development costs, which are expensed as incurred, are included in selling, general and administrative expenses and include direct costs plus overhead. Such costs totaled approximately $428,000, $433,000 and $363,000 for the years ended June 30, 1997, 1996 and 1995, respectively.

         (j)      Income (Loss) per Common and Common Equivalent Share

                  Income (loss) per common and common equivalent share is computed based on the weighted average number of common and common equivalent shares (if dilative) outstanding during each year. The difference between the weighted average shares outstanding under the primary and fully diluted methods is not significant.

                  In March 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 128, Earnings per Share. SFAS No. 128 establishes standards for computing and presenting earnings per share and applies to entities with publicly held common stock. This statement is effective for fiscal years ending after December 15, 1997 and early adoption is not permitted. When adopted, the statement will require restatement of prior years' earnings per share. The Company will adopt this statement for its fiscal year ended June 30, 1998. In addition, the Company believes that the adoption of SFAS No. 128 including the effect on prior periods, will not have a material effect on its financial statements.

               PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1997

                                   (Continued)




         (k)      Stock-Based Compensation

                  The Company accounts for its stock-based compensation under Accounting Principals Board Opinion No. 25, Accounting for Stock Issued to Employees. In October 1995, the FASB issued SFAS No. 123, Accounting for Stock-Based Compensation, which is effective for fiscal years beginning after December 15, 1995. SFAS No. 123 establishes a fair-value-based method of accounting for stock-based compensation plans. The Company has adopted the disclosure-only alternative under SFAS No. 123, which required the disclosure of the pro forma effects on earnings and earnings per share as if the accounting prescribed by SFAS No. 123 had been adopted, as well as certain other information.

         (l)      Foreign Currency Translation

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

         (m)      Other Assets

                  Patents and deferred costs are carried at cost, less accumulated amortization of approximately $71,000 and $60,000 at June 30, 1997 and 1996, respectively. Such costs are amortized using the straight-line method over their legal or estimated useful lives, generally five to ten years.

         (n)      Use of Estimates

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

(2)      Line of Credit

         At June 30, 1997, the Company had available a demand line of credit of $500,000 at an interest rate equal to the bank's prime rate (8.5% at June 30, 1997) plus 0.25%. At June 30, 1997, there

               PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1997

                                   (Continued)



         were no borrowings outstanding under this line of credit. Borrowings under this line of credit are secured by all assets of the Company. The line of credit expires on November 30, 1997; however, the Company anticipates its renewal.

(3)      Capital Lease Obligation

         At June 30, 1997, future minimum lease payments under capital lease obligations are as follows:


FISCAL YEAR                                                                        AMOUNT
1998                                                                             $  109,000
1999                                                                                 93,920
2000                                                                                 72,808
2001                                                                                 42,474
                                                                                -----------

            Total minimum lease payments                                            318,202

Amount representing interest                                                       (39,257)
                                                                                -----------

            Present value of minimum lease payments                                 278,945

Less--Current portion                                                                89,532
                                                                                -----------

                                                                                 $  189,413
                                                                                ===========

         Capital leases are secured by all assets of the Company under a security agreement subordinate to the Company's demand line of credit.

(4)      Related Party Transactions and Commitments

         The Company leases one of its facilities from a corporation owned by an officer of the Company. The lease, that was renewed during fiscal 1995, terminates in December 1999 and requires lease payments of $9,000 per month. The Company may terminate the lease as of the end of any calendar year during the term by providing written notice to the lessor by June 30 of such year.

         Total future minimum rental payments under all operating leases for fiscal 1998 are $223,000.

         Rent expense on operating leases was approximately $213,000, $187,000 and $144,000 for the years ended June 30, 1997, 1996 and 1995, respectively.

               PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1997

                                   (Continued)



         The Company paid fees to a director of approximately $60,000 during each of fiscal 1997, 1996 and 1995 for consulting services. Another director is a partner in a law firm that has performed legal services for the Company during fiscal 1997, 1996 and 1995.

(5)      Stockholders' Equity

         In conjunction with previous equity offerings, the Company issued warrants to acquire a total of 320,000 shares of common stock, of which warrants for a total of 100,000 shares expired during fiscal 1997 and 1996. Warrants for 220,000 shares expire on October 23, 1998 and have an exercise price of $1.375 per share. As of June 30, 1997, all of these warrants were exercisable.

         During 1989, the stockholders approved a stock option plan (the Plan) for key employees. The Plan, as amended, authorizes the grant of options to purchase up to 1,110,000 shares of the Company's common stock at an exercise price not less than 100% of the fair market value per share at the date of grant. Options granted are exercisable for a period determined by the Board of Directors, not to exceed 10 years from the date of grant. At June 30, 1997, 10,748 shares of common stock were available for future grants under the Plan.

         The following is a summary of transactions in the Plan for the three years ended June 30, 1997:

                                                                        NUMBER                 OPTION PRICE         WEIGHTED AVERAGE
                                                                       OF SHARES                 PER SHARE          EXERCISE PRICE

                        Options outstanding, June 30, 1994                295,000           $  3.50-$5.6875        $      4.76
                           Granted                                        395,000                  1.375                  1.38
                           Canceled                                      (295,000)             3.50-5.6875                4.76
                                                                      -----------              -------------         ---------------

                        Options outstanding, June 30, 1995                395,000                  1.375                  1.38
                           Granted                                         60,000              1.375-1.50                 1.40
                                                                       ----------              --------------        ---------------

                        Options outstanding, June 30, 1996                455,000              1.375-1.50                 1.38
                           Granted                                        190,000             1.5625-2.1875               1.89
                           Exercised                                      (41,000)            1.3750-1.5625               1.40
                                                                        ---------             ---------------        ---------------

                        Options outstanding, June 30, 1997                604,000             1.375 - 2.1875              1.54
                                                                        ---------             --------------          -------------

                        Options exercisable, June 30, 1997                308,500           $ 1.375 - $2.1875             1.46

                                                                        =========            ================         =============



         In addition, the Company has granted options outside the Plan, primarily to directors and consultants at 100% of the fair market value per share at the date of grant. During fiscal 1995, options for 30,000 shares at $1.375 per share, including options for 15,000 shares issued to replace existing options, were granted to two directors of the Company, which became exercisable in four equal annual installments beginning on

               PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1997

                                   (Continued)



         December 15, 1994. Also during fiscal 1995, options for 35,000 shares at $1.375 per share, including options for 15,000 shares issued to replace existing options, were granted to two consultants and one former employee of the Company; 15,000 such options were exercisable at December 15, 1994, and options for 20,000 shares became exercisable in four equal annual installments beginning on December 15, 1994. During fiscal 1996, options for 60,000 shares at $1.30 per share were granted to a consultant to the Company, which became exercisable in five equal annual installments beginning on July 31, 1995. As of June 30, 1997, options outside the Plan for 221,617 shares were outstanding at exercise prices ranging from $.067 to $5.6875 per share, with a weighted average exercise price of $1.45 per share, of which 173,117 were exercisable within the same exercise price range.

         The Company has computed the pro forma disclosures required under SFAS No. 123 for all stock options granted in 1997 and 1996 using the Black-

Scholes option pricing model prescribed by SFAS No. 123.

         The assumption used and the weighted average information for the years ended June 30, 1997 and 1996 are as follows:



                                                                         YEARS ENDED


                                                                    1997             1996

              Risk-free interest rates                              6.95%            6.83%
              Expected dividend yield                                 -                -
              Expected lives                                       7 years          7 years
              Expected volatility                                    87%              87%
              Weighted-average remaining contractual life of
                options outstanding                               8.16 years       8.57 years

         The effect of applying SFAS No. 123 would be as follows:



                                                                    1997              1996


                                 Net (loss) income
                                     As reported                $  (442,633)      $   405,710
                                     Pro forma                     (520,373)          391,610


                                 Net (loss) income per share
                                     As reported                $      (.07)      $       .07
                                     Pro forma                         (.09)              .06

               PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1997

                                   (Continued)



    (6)  Income Taxes

         The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes, whereby a deferred tax asset or liability is measured by the enacted tax rates that would be in effect when any differences between the financial statement and tax bases of assets and liabilities reverse.

         The  (benefit)   provision   for  income  taxes  in  the   accompanying
         consolidated statements of operations consists of the following for the three years ended June 30, 1997:



                                                                    1997             1996              1995

                     Current-
                         Federal                                 $  26,300         $  67,000      $  52,000      -
                         State                                       1,000             3,000            -
                         Foreign                                    (4,000)           33,000          2,000
                                                                ----------        ----------      -----------
                                                                    23,300           103,000         54,000
                                                                ----------        ----------      -----------
                     Deferred-
                         Federal                                  (34,300)          (57,000)        (44,000)
                         State                                     (4,000)          (10,000)         (8,000)
                                                                ----------        ----------      ----------
                                                                  (38,300)          (67,000)        (52,000)
                                                                ----------        ----------      ----------
                     Charge in lieu of income taxes                  -                 -            148,000
                                                                ----------        ----------      -----------
                                                                $ (15,000)        $  36,000      $  150,000
                                                                 ==========         ========      ==========


         A reconciliation of the federal statutory rate to the Company's effective tax rate for the three years ended June 30, 1997 is as follows:


                                                                                 1997         1996       1995
    Income tax (benefit) provision at federal statutory rate                   (34.0)%        34.0%      34.0%

    Increase (decrease) in tax resulting from -
       Utilization of operating loss carryforwards                                  -            -       (3.1)
       Temporary items with no tax benefit                                        6.1          7.3          -
       Tax credits utilized                                                         -         (4.1)      (6.4)
       Change in valuation allowance                                             22.9        (35.5)      (7.1)
       Effect of state taxes                                                     (4.6)           -          -
       Prior year tax adjustments                                                 5.2          5.0          -
       Other                                                                      1.1          1.5        3.1
                                                                                  ---          ---        ---
                                                                               (3.3)%         8.2%      20.5%
                                                                               ======         ====      =====
                    Effective tax rate


               PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1997

                                   (Continued)



         The components of the net deferred tax asset at June 30, 1997 and 1996 are approximately as follows:

                                                               1997              1996

    Reserves and accruals not yet deducted for tax         $  311,000       $   175,000
    purposes
    Other temporary differences                                24,000            17,000
                                                              -------           -------

                                                              335,000           192,000

    Valuation allowance                                      (178,000)          (73,000)
                                                             ---------          --------

     Net deferred tax asset                                 $  157,000      $   119,000
                                                             ===========       =========

         The Company has provided a valuation allowance to reduce the net deferred tax asset to an amount the Company believes it is "more likely than not" to be realized. The net deferred tax asset represents the amount that can be carried back to offset the prior years' tax liabilities, if necessary.

    (7)  Profit Sharing Plan

         The Company has a defined contribution profit-sharing plan that covers all eligible employees. The Company has accrued and expensed an employer contribution to this plan of $50,000 in fiscal 1996 and $50,000 in fiscal 1995. No employer contributions were made in fiscal 1997.

    ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE: None.

                                    PART III

    ITEM          9.  DIRECTORS,   EXECUTIVE  OFFICERS,   AND  CONTROL  PERSONS;
                  COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT: The Company will furnish to the Securities and Exchange Commission a definitive Proxy Statement (the "Proxy Statement") not later than 120 days after the close of its fiscal year ended June 30, 1997. The information required by this item is incorporated herein by reference to the Proxy Statement.

    ITEM 10.      EXECUTIVE COMPENSATION:  The information required by this
                  item is incorporated herein by reference to the Proxy
                  Statement.

    ITEM 11.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT: The information required by this item is incorporated herein by reference to the Proxy Statement.

    ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS: The information required by this item is incorporated herein by reference to the Proxy Statement.

    ITEM 13.      EXHIBITS AND REPORTS ON FORM 8-K:

                  (a)      Exhibits.
                           The   exhibits   listed   below  are  filed  with  or
                  incorporated by reference in this report.

                  3.1      Articles of Organization of the Company<F1>
                  3.2      By-laws of Precision Optics Corporation, Inc.<F2>
                  4.1      Specimen common stock certificate<F1>
                  4.2      Private Placement Selling Agent Common Stock Warrant No. 4 dated April 28, 1992 issued to James L. Davis and Schedule 1 of Omitted Documents<F3>
                  4.3      Initial Public Offering Common Stock Purchase Warrant No. 3 dated July 10, 1992 issued to John C. Michalak and Schedule 2 of Omitted Documents<F3>
                  4.4      Warrant No. U-1 to Purchase Shares of Common Stock of the Company dated
                           January 24, 1992 issued to Nathan Newman and Schedule 3 of Omitted Documents<F3>
                  4.5      Promissory Note dated December 5, 1991 between the Company and The First
                           National Bank of Boston<F4>
                  4.6      Agreement Restricting Sale of Stock dated January 15, 1992 by and among Richard
                           E. Forkey, the Company, Kennedy, Mathews, Landis, Healy & Pecora Incorporated,
                           and Equity Securities Trading Co., Inc.<F3>
                  10.1     Lease  dated June 29,  1984  between  the Company and
                           Equity,  First  Amendment to  Commercial  Lease dated
                           June 25, 1990,  and letter  agreement  dated June 25,
                           1990 renewing such lease<F1>
                  10.2     Precision Optics Corporation, Inc. 1989 Stock Option Plan amended to date (the
                           "Plan")<F5>
                  10.3     Three separate life insurance policies on the life of Richard E. Forkey<F1>
                  10.4     Master Lease Finance Agreement dated November 3, 1993 between the Company and BancBoston Leasing<F5>
                  10.5     Second Amendment to Commercial Lease between the Company and Equity dated
                           December 9, 1994<F6>






                  10.6     Lease dated November 1, 1995 between the Company and Janice M. Bouchard,
                           Trustee of Authority Drive Realty Trust<F6>
                  21       Subsidiaries of Precision Optics Corporation, Inc.<F6>
                  27       Financial Data Schedule.

                  99       Important Factors Regarding Forward-Looking Statements<F7>

[FN]

    <F1>  Incorporated herein by reference to the Company's Registration
          Statement on Form S-18 (No. 33-36710-B).
    <F2>  Incorporated herein by reference to the Company's 1991 Annual Report on Form 10-KSB.
    <F3>  Incorporated herein by reference to the Company's 1992 Annual Report on Form 10-KSB.
    <F4>  Incorporated herein by reference to the Company's Registration
          Statement on Form S-1 (No. 33-43929).
    <F5>  Incorporated herein by reference to the Company's 1994 Annual Report on Form 10-KSB.
    <F6>  Incorporated herein by reference to the Company's 1996 Annual Report on Form 10-KSB.
    <F7>  Incorporated herein by reference to the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 1996.


    (b)    Reports on Form 8-K.

           None.

                                   SIGNATURES

    In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

    Date:  September 16, 1997                 PRECISION OPTICS CORPORATION, INC.



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



    By:/s/ Richard E. Forkey                        By:/s/ Jack P. Dreimiller
       Richard E. Forkey                               Jack P. Dreimiller
       President, Treasurer, and                       Senior Vice
       Director (Principal                             President, Finance
       Executive Officer)                              and Chief Financial
                                                       Officer(Principal
                                                       Financial and
                                                       Accounting Officer)

    September 16, 1997                               September 16, 1997
    ------------------------------                   ------------------
    Date                                              Date


    By:/s/ Joel R. Pitlor                             By:/s/ Edward A. Benjamin
       Joel R. Pitlor                                    Edward A. Benjamin
       Director                                          Director


    September 16, 1997                                September 16, 1997
    -----------------------------                     ------------------
    Date                                              Date


    By:/s/ Robert R. Shannon
       Robert R. Shannon
       Director

    September 16, 1997
    Date



                                                 INDEX TO EXHIBITS

                  3.1      Articles of Organization of the Company<F1>
                  3.2      By-laws of Precision Optics Corporation, Inc.<F2>
                  4.1      Specimen common stock certificate<F1>
                  4.2      Private Placement Selling Agent Common Stock Warrant No. 4 dated April 28,
                           1992 issued to James L. Davis and Schedule 1 of Omitted Documents<F3>
                  4.3      Initial Public Offering Common Stock Purchase Warrant No. 3 dated July 10,
                           1992 issued to John C. Michalak and Schedule 2 of Omitted Documents<F3>
                  4.4      Warrant No. U-1 to Purchase Shares of Common Stock of the Company dated
                           January 24, 1992 issued to Nathan Newman and Schedule 3 of Omitted
                           Documents<F3>
                  4.5      Promissory Note dated December 5, 1991 between the Company and The First
                           National Bank of Boston<F4>
                  4.6      Agreement Restricting Sale of Stock dated January 15, 1992 by and among
                           Richard E. Forkey, the Company, Kennedy, Mathews, Landis, Healy & Pecora
                           Incorporated, and Equity Securities Trading Co., Inc.<F3>
                  10.1     Lease  dated June 29,  1984  between  the Company and
                           Equity,  First  Amendment to  Commercial  Lease dated
                           June 25, 1990,  and letter  agreement  dated June 25,
                           1990 renewing such lease<F1>
                  10.2     Precision Optics Corporation, Inc. 1989 Stock Option Plan amended to date (the
                           "Plan")<F5>
                  10.3     Three separate life insurance policies on the life of Richard E. Forkey<F1>
                  10.4     Master Lease Finance Agreement dated November 3, 1993 between the
                           Company and BancBoston Leasing<F5>
                  10.5     Second Amendment to Commercial Lease between the Company and Equity dated December 9, 1994<F6>
                  10.6     Lease dated November 1, 1995 between the Company and Janice M. Bouchard,
                           Trustee of Authority Drive Realty Trust<F6>
                  21       Subsidiaries of Precision Optics Corporation, Inc.<F6>
                  27       Financial Data Schedule.
                  99       Important Factors Regarding Forward-Looking Statements<F7>

    <F1>  Incorporated herein by reference to the Company's Registration Statement on Form S-18
          (No. 33-36710-B).
    <F2>  Incorporated herein by reference to the Company's 1991 Annual Report on Form 10-KSB.
    <F3>  Incorporated herein by reference to the Company's 1992 Annual Report on Form 10-KSB.
    <F4>  Incorporated herein by reference to the Company's Registration Statement on Form S-1
          (No. 33-43929).
    <F5>  Incorporated herein by reference to the Company's 1994 Annual Report on Form 10-KSB.
    <F6>  Incorporated herein by reference to the Company's 1996 Annual Report on Form 10-KSB.
    <F7>7 Incorporated herein by reference to the Company's Quarterly Report on Form 10-QSB for the
          quarter ended March 31, 1996.
