Form 10QSB
period 1997-09-30
PRECISION OPTICS CORPORATION INC
filed 1997-11-12
CIK 867840

FORM 10-QSB

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarterly period ended September 30, 1997

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

Yes (X)       No (  )

The number of shares outstanding of issuer's common stock, par value $.01 per share, at September 30, 1997 was 6,046,502 shares.

Transitional Small Business Disclosure Format (check one):
Yes (  )       No (X)




               PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES





                                                       INDEX

                                                                                        Page
PART I.           FINANCIAL INFORMATION:

Item 1            Consolidated Financial Statements


                  Consolidated Balance Sheets -                                           1
                      September 30, 1997
                      and June 30, 1997 (unaudited)

                  Consolidated Statements of Operations -                                 2
                      Three Months Ended September 30, 1997
                      and September 30, 1996(unaudited)

                  Consolidated Statements of Cash Flows -                                 3
                      Three Months Ended September 30, 1997
                      and September 30, 1996 (unaudited)

                  Notes to Consolidated Financial Statements                            4-5


Item 2
                  Management's Discussion and Analysis of                               6-8
                      Financial Condition and Results of Operations


PART II.          OTHER INFORMATION

Items 1-5         Not Applicable

Item 6            Exhibits and Reports on Form 8-K


                      (a)  Exhibits - None

                      (b)  Reports on Form 8-K - None







               PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                     ASSETS
                                                                      September 30, 1997         June 30, 1997
                                                                      --------------             -------------
CURRENT ASSETS
         Cash and Cash Equivalents                                        $1,898,756                $2,348,382
         Marketable Securities                                               195,000                    30,000
         Accounts Receivable, Net                                            470,583                   466,811
         Inventories                                                       1,502,947                 1,576,967
         Deferred Tax Asset                                                   92,300                   157,300
         Prepaid Expenses                                                     13,197                    40,273
         Refundable Income Taxes                                                 ---                    52,970
                                                                         -----------               -----------
                  Total Current Assets                                     4,172,783                 4,672,703
                                                                           ---------                 ---------


PROPERTY AND EQUIPMENT                                                     3,195,858                 3,062,620
         Less:  Accumulated Depreciation                                   2,007,755                 1,927,578
                                                                           ---------                 ---------
                  Net Property and Equipment                               1,188,103                 1,135,042
                                                                           ---------                 ---------

OTHER ASSETS                                                                 227,673                   207,857
                                                                          ----------                 ---------

TOTAL ASSETS                                                              $5,588,559                $6,015,602
                                                                           =========                 =========

                                       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
         Accounts Payable                                                 $  253,661                $  271,911
         Accrued Payroll                                                      54,181                    81,122
         Accrued Professional Services                                        37,378                    85,556
         Accrued Profit Sharing and Bonuses                                   19,036                    30,000
         Accrued Income Taxes                                                 18,946                    18,946
         Accrued Vacation                                                     45,266                    64,903
         Accrued Warranty Expense                                             50,000                    50,000
         Current Portion of Capital Lease Obligation                          91,333                    89,532
         Other Accrued Liabilities                                             8,675                    42,164
                                                                          ----------                 ---------
                  Total Current Liabilities                                  578,476                   734,134
                                                                           ---------                 ---------
CAPITAL LEASE OBLIGATION                                                     165,893                   189,413
                                                                           ---------                ----------

STOCKHOLDERS' EQUITY
         Common Stock, $.01 par value-
              Authorized -- 10,000,000 shares
              Issued and Outstanding -- 6,046,502 shares and
              6,021,502 shares at September 30, 1997
              June 30, 1997, respectively                                     60,465                    60,215
         Additional Paid-in Capital                                        5,236,683                 5,202,558
         Unrealized Gain on Marketable Securities                            100,000                       ---
         Accumulated Deficit                                                (552,958)                 (170,718)
                                                                          ----------                ----------
                  Total Stockholders' Equity                               4,844,190                 5,092,055
                                                                           ---------                 ---------

TOTAL LIABILITIES AND STOCKHOLDERS'EQUITY                                 $5,588,559                $6,015,602
                                                                           =========                 =========

               PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                          FOR THE THREE MONTHS ENDED
                  SEPTEMBER 30, 1997 AND SEPTEMBER 30, 1996
                                   (UNAUDITED)





                                                      1997             1996
                                                      ----             ----

REVENUES                                            $  983,708      $2,638,374

COST OF GOODS SOLD                                     749,816       1,751,022
                                                    ---------       ----------

         GROSS PROFIT                                  233,892         887,352

SELLING GENERAL and
ADMINISTRATIVE EXPENSES                                635,791         561,736
                                                   -----------      ----------

         OPERATING INCOME  (LOSS)                     (401,899)        325,616

INTEREST EXPENSE                                        (5,532)         (8,111)

INTEREST INCOME                                         25,191          26,917
                                                   -----------     -----------

         INCOME (LOSS) BEFORE PROVISION
         FOR INCOME TAXES                             (382,240)        344,422

(BENEFIT) PROVISION FOR INCOME TAXES                     ---            86,000
                                                   -----------    ------------

         NET INCOME (LOSS)                           ($382,240)    $   258,422
                                                      ========     ===========

INCOME (LOSS) PER COMMON and
COMMON EQUIVALENT SHARE                                 ($0.06)          $0.04
                                                         =====           =====

WEIGHTED AVERAGE COMMON and
COMMON EQUIVALENT SHARES
OUTSTANDING                                          6,040,252       6,057,395
                                                     =========       =========


               PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997 AND SEPTEMBER 30, 1996
                                 (UNAUDIRED)

                                                                              1997                 1996
                                                                       ------------------       ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net Income (Loss)                                                  $ (382,240)        $    258,422

       Adjustments to Reconcile Net Income (Loss) to Net
         Cash Used in Operating Activities -
              Depreciation and Amortization                                   87,956               94,079
              Deferred Income Taxes                                            ---                (38,000)
              Changes in Assets and Liabilities-
                  Accounts Receivable                                         (3,772)            (114,884)
                  Inventories                                                 74,020               24,405
                  Prepaid Expenses                                            27,076              (12,887)
                  Refundable Income Taxes                                     52,970                ---
                  Accounts Payable                                           (18,250)            (316,069)
                  Accrued Payroll                                            (26,941)             (29,616)
                  Accrued Professional Services                              (48,178)             (15,530)
                  Accrued Profit Sharing and Bonuses                         (10,964)             (23,112)
                  Accrued Income Taxes                                         ---                 88,955
                  Other Accrued Liabilities                                  (53,126)             (62,923)
                                                                           -----------           ---------

                  Net Cash Used in
                     Operating Activities                                   (301,449)            (147,160)
                                                                            ----------           ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Capital Expenditures                                                 (133,238)             (57,135)
       Increase in Other Assets                                              (27,595)              ---
                                                                           -----------          ----------
                  Net Cash Used in Investing Activities                     (160,833)             (57,135)
                                                                            ----------          -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Repayment of Capital Lease Obligation                                 (21,719)             (20,057)
       Proceeds from Exercise of Stock Options                                34,375                 ---
                                                                            ----------          -----------
                  Net Cash Provided By (Used in)
                  Financing Activities                                        12,656              (20,057)
                                                                            ----------          -----------

NET DECREASE IN CASH AND
  CASH EQUIVALENTS                                                          (449,626)            (224,352)

CASH AND CASH EQUIVALENTS AT BEGINNING
  OF PERIOD                                                                2,348,382            2,617,813
                                                                           -----------         ------------

CASH AND CASH EQUIVALENTS AT END
  OF  PERIOD                                                              $1,898,756           $2,393,461

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
 INFORMATION:
       Cash Paid for-
         Interest                                                        $     5,532       $        8,111
                                                                         ============         ===========
         Income Taxes                                                    $     ---         $       35,912
                                                                         ============         ===========



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

       These financial statements have been prepared by the Company, without audit, and reflect normal recurring adjustments which, in the opinion of management, are necessary for a fair statement of the results of the first quarter of the Company's fiscal year 1998. These financial
       statements do not include all  disclosures   associated  with  annual
       financial statements and, accordingly, should be read in conjunction with footnotes contained in the Company's financial statements for the period ended June 30, 1997 together with the auditors' report filed under cover of the Company's 1997 Annual Report on Form 10-KSB.

       Income (loss) per common and common equivalent share is computed on the weighted average number of common and common equivalent shares (if dilutive) outstanding during each year. The difference between the weighted average shares outstanding under the primary and fully dilutive methods is not significant.

       In March 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 128, Earnings Per Share. SFAS No. 128 establishes standards for computing and presenting earnings per share and applies to entities with publicly held common stock. This statement is effective for fiscal periods ending after December 15, 1997 and early adoption is not permitted. When adopted, the statement will require restatement of prior years' earnings per share. The Company will adopt this statement for the quarter ending December 31, 1997 and for its fiscal year ended June 30, 1998. In addition, the Company believes that the adoption of SFAS No. 128 including the effect on prior periods, will not have a material effect on its financial statements.

2.     MARKETABLE SECURITIES

       The Company applies SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. Accordingly, the Company's investments in marketable securities are classified as available-for-sale. Marketable securities had a cost of $30,000 at June 30, 1997 and September 30, 1997 and a market value of $30,000 and $195,000, respectively. The unrealized net gain on marketable securities of $100,000 (net of income taxes) has been reflected as a separate component of stockholders' equity at September 30, 1997.

3.     INVENTORIES

         Inventories are stated at the lower of cost (first-in, first-out) or market and consists of the following:

                                                        September 30, 1997       June 30, 1997
                                                        ------------------       -------------

                      Raw Materials                     $  902,104               $1,075,294

                      Work-In-Process                      483,408                  272,980

                      Finished Goods and Components        117,435                  228,693
                                                        --------------           --------------

                             Total Inventories          $1,502,947               $1,576,967
                                                        ==============           ==============

               PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


       Important Factors Regarding Forward-Looking Statements

         When used in this discussion, the words "believes", "anticipates", "intends to", and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected. See "Important Factors Regarding Forward-Looking Statements" filed with the Company's Annual Report on Form 10-KSB for the period ending June 30, 1997 as Exhibit 99 and incorporated herein by reference. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. The Company undertakes no obligation to publicly release the result of any revision to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.


       Liquidity and Capital Resources

         For the three months ended September 30, 1997, the Company's cash and cash equivalents decreased by approximately $450,000 to $1,899,000. The decrease in cash and cash equivalents was due to cash used by operating activities of approximately $301,000, capital expenditures of approximately $133,000, repayment of debt of approximately $22,000, and an increase in other assets (primarily patents) of $28,000, partially offset by proceeds received from exercise of stock options of approximately $34,000.

          Marketable securities increased from $30,000 at June 30, 1997 to $195,000 at September 30, 1997, which represents an adjustment to fair market value as of September 30, 1997. A corresponding unrealized holding gain of $100,000 (net of income taxes) has been reflected in stockholders' equity, in accordance with generally accepted accounting principles. Realized gains or losses, if any, resulting from sales of marketable securities will be reflected in earnings at the time of sale. Since these securities are not heavily traded and subject to volatility, the market value at September 30, 1997 is not necessarily indicative of the future cash flows that would result from liquida-tion of the Company's position in such securities.

         The Company intends to continue devoting significant resources to internally-funded research and development spending on both new products and the improvement of existing products. The Company also intends to devote resources to the marketing and product support of its medical and thin films product lines, and the development of new methods of distribution. These investments may temporarily result in negative cash flow, but the Company anticipates that the results of these efforts will translate into increased revenues and profits.

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



Results of Operations

         Total revenues for the three months ending September 30, 1997 decreased by $1,654,666, or 62.7% from the same period in the prior year, due primarily to lower sales of medical products (down 61%), and lower sales of non-medical products (down 65%). The reduction in medical products sales was due to lower shipments of endocouplers, partially offset by higher sales of endoscopes. The higher shipments of endocouplers in the prior year was mainly attributable to sales to one customer representing approximately 38% of total Company revenues for the quarter ended September 30, 1996. No sales were made to this customer in the quarter ended September 30, 1997. As previously reported, additional orders from this customer will be deferred until it consumes its existing stock of the Company's endocouplers. The reduction in non-medical sales was due primarily to lower sales of night vision products due to successful completion during the prior fiscal year of two government development subcontracts, and lower shipments on two government production subcontracts.

         Revenues from the Company's two largest customers were approximately 25% and 13% of total revenues for the quarter ended September 30, 1997, and approximately 38% and 36% of total revenues for the quarter ended September 30, 1996. No other customers accounted for more than 10% of the Company's revenues during those periods.

         For the quarter ended September 30, 1997, approximately 28% of the Company's total revenues were derived from production and development contracts
and  subcontracts   involving  the  Government  and  its  agencies  compared  to approximately 36% for the corresponding period of the prior year. The Company's current Government business is substantially comprised of a development subcontract with one customer on a cost-plus-fixed-fee basis extending approximately through April 1998, and two fixed-price production subcontracts with another customer for night-vision lens systems with deliveries scheduled approximately through May 1998. The Government may terminate a government contract at any time, with or without cause. After expiration of the current subcontracts, there can be no assurance that the Government will award future contracts or subcontracts to the Company.

         Gross profit for the three months ending September  30,  1997 decreased from the same period in the prior year by $653,460, and decreased as a percentage of revenues from 33.6% in fiscal year 1997 to 23.8% in the current period. The decrease in gross profit was due mainly to the lower sales volume in the current quarter.

         Selling, general and administrative expenses increased by $74,055, or 13.2% from the same period in the prior year due primarily to higher research and development expenses.

         Interest expense relates primarly to capital lease obligations incurred in the third quarter of fiscal years 1994 and 1996.

         The provision for income taxes is based on the Company's estimated effective annual tax rate. This estimated rate is lower in fiscal year 1997 than the federal statuory rate primarily due to recognition of available tax credits and future tax deductions not previously benefited. No income tax provision was recorded in the first quarter of fiscal year 1998 because of the loss.



Other Factors That May Affect Future Results

         The Company continues to aggressively pursue sales, marketing and technology development efforts for new optical thin films in the rapidly growing telecommunications and semi-conductor industries, which will begin to generate modest incremental revenues in the last half of this calendar year. In the third and fourth quarters of fiscal year 1997, several initial orders were received for thin films from new customers in these business areas. Significant progress has been achieved in the Company's development efforts for Wavelength Divison Multiplexer (WDM) optical filters, which are used in telecommunications systems. Continued success in these efforts is expected to result in prototype WDM filters by the end of the calendar year and optical filter sales in the first calendar quarter of 1998.

PART II.          OTHER INFORMATION


Items 1-5         Not Applicable.


Item 6            Exhibits and Reports on Form 8-K
------

                           (a)   Exhibits - None


                           (b) Reports on Form 8-K - There were no reports on Form 8-K filed during the period covered by this report.





         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           PRECISION OPTICS CORPORATION, INC.




DATE: November 3, 1997                      BY:  /S/  Jack P. Dreimiller
                                                -----------------------
                                                Jack P. Dreimiller
                                                Senior Vice President, Finance
                                                and Chief Financial Officer

                                  EXHIBIT INDEX




        Exhibit Number                     DESCRIPTION

              27                     FINANCIAL DATA SCHEDULE