Form 10QSB
period 1997-12-31
PRECISION OPTICS CORPORATION INC
filed 1998-02-09
CIK 867840

FORM 10-QSB

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarterly period ended December 31, 1997

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

Yes (X)       No (  )

The number of shares outstanding of issuer's common stock, par value $.01 per share, at December 31, 1997 was 6,046,502 shares.

Transitional Small Business Disclosure Format (check one):
Yes (  )       No (X)




               PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES





                                                       INDEX

                                                                                        Page
PART I.           FINANCIAL INFORMATION:

Item 1            Consolidated Financial Statements


                  Consolidated Balance Sheets -                                           1
                      December 31, 1997
                      and June 30, 1997 (unaudited)

                  Consolidated Statements of Operations -                                 2
                      Quarter Ended December 31, 1997
                      and December 31, 1996(unaudited)

                      Six Months Ended December 31, 1997
                      and December 31, 1996 (unaudited)

                  Consolidated Statements of Cash Flows -                                 3
                      Six Months Ended December 31, 1997
                      and December 31, 1996 (unaudited)

                  Notes to Consolidated Financial Statements                            4-5


Item 2
                  Management's Discussion and Analysis of                               6-9
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

Item 6            Exhibits and Reports on Form 8-K


                      (a)  Exhibits - Exhibit 27

                      (b)  Reports on Form 8-K - None







               PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                     ASSETS
                                                                      December 31, 1997         June 30, 1997
                                                                      --------------             -------------
CURRENT ASSETS
         Cash and Cash Equivalents                                        $1,458,275                $2,348,382
         Marketable Securities                                               195,000                    30,000
         Accounts Receivable, Net                                            512,570                   466,811
         Inventories                                                       1,334,348                 1,576,967
         Deferred Tax Asset                                                   92,300                   157,300
         Prepaid Expenses                                                     79,642                    40,273
         Refundable Income Taxes                                                 ---                    52,970
                                                                         -----------               -----------
                  Total Current Assets                                     3,672,135                 4,672,703
                                                                           ---------                 ---------


PROPERTY AND EQUIPMENT                                                     3,394,018                 3,062,620
         Less:  Accumulated Depreciation                                   2,107,647                 1,927,578
                                                                           ---------                 ---------
                  Net Property and Equipment                               1,286,371                 1,135,042
                                                                           ---------                 ---------

OTHER ASSETS                                                                 268,853                   207,857
                                                                          ----------                 ---------

TOTAL ASSETS                                                              $5,227,359                $6,015,602
                                                                           =========                 =========

                                       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
         Accounts Payable                                                 $  266,183                $  271,911
         Accrued Payroll                                                      56,456                    81,122
         Accrued Professional Services                                        77,237                    85,556
         Accrued Profit Sharing and Bonuses                                   31,269                    30,000
         Accrued Income Taxes                                                  3,924                    18,946
         Accrued Vacation                                                     54,968                    64,903
         Accrued Warranty Expense                                             50,000                    50,000
         Current Portion of Capital Lease Obligation                         116,934                    89,532
         Other Accrued Liabilities                                            16,171                    42,164
                                                                          ----------                 ---------
                  Total Current Liabilities                                  673,142                   734,134
                                                                           ---------                 ---------
CAPITAL LEASE OBLIGATION, Net of Current Portion                             253,786                   189,413
                                                                           ---------                ----------

STOCKHOLDERS' EQUITY
         Common Stock, $.01 par value-
              Authorized -- 10,000,000 shares
              Issued and Outstanding -- 6,046,502 and
              6,021,502 shares at December 31, 1997
              June 30, 1997, respectively                                     60,465                    60,215
         Additional Paid-in Capital                                        5,236,683                 5,202,558
         Unrealized Gain on Marketable Securities                            100,000                       ---
         Accumulated Deficit                                              (1,096,717)                 (170,718)
                                                                          ----------                ----------
                  Total Stockholders' Equity                               4,300,431                 5,092,055
                                                                           ---------                 ---------

TOTAL LIABILITIES AND STOCKHOLDERS'EQUITY                                 $5,227,359                $6,015,602
                                                                           =========                 =========

               PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   FOR THE SECOND QUARTER AND SIX MONTHS ENDED
                           DECEMBER 31, 1997 AND 1996




                                           --SECOND QUARTER--                    --SIX MONTHS--

                                         1997             1996               1997             1996
                                         ----             ----               ----             ----
                                       (UNAUDITED)      (UNAUDITED)       (UNAUDITED)      (UNAUDITED)

REVENUES                              $ 1,081,220     $2,155,291         $2,064,928        $4,793,665

COST OF GOODS SOLD                        961,465      1,554,917          1,711,281         3,305,939
                                        ----------     ----------         ----------       ----------

         GROSS PROFIT                     119,755        600,374            353,647         1,487,726

SELLING, GENERAL and
ADMINISTRATIVE EXPENSES                   677,616        532,078          1,313,407         1,093,814
                                        -----------     ----------        ---------         ---------

         OPERATING INCOME  (LOSS)        (557,861)        68,296           (959,760)          393,912

INTEREST EXPENSE                           (5,724)        (6,791)           (11,256)          (14,902)

INTEREST INCOME                            19,826         21,937             45,017            48,854
                                        -----------     -----------      -----------        ----------

         INCOME (LOSS) BEFORE PROVISION
         FOR INCOME TAXES                 (543,759)       83,442           (925,999)          427,864

PROVISION FOR INCOME TAXES                   ---          21,000               ---            107,000
                                         -----------    ------------      ----------         ---------

         NET INCOME (LOSS)               $(543,759)    $  62,442          $(925,999)         $320,864
                                         ==========    ===========        ==========         =========

BASIC EARNINGS (LOSS) PER SHARE             ($0.09)        $0.01            ($0.15)             $0.05
                                            =======        =====            =======             =====


DILUTED EARNINGS (LOSS)
PER SHARE                                   ($0.09)        $0.01            ($0.15)             $0.05
                                             ======        ======           =======             ======

COMMON SHARES OUTSTANDING                6,046,502     5,980,502          6,042,931          5,980,502
                                         =========     =========          =========          =========

COMMON SHARES OUTSTANDING ASSUMING
DILUTION                                 6,046,502     6,056,097          6,042,931          6,056,746
                                         =========     =========          =========          =========


               PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED DECEMBER 31, 1997 AND 1996
                                 (UNAUDITED)

                                                                              1997                 1996
                                                                       ------------------       ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net Income (Loss)                                                  $ (925,999)        $    320,864

       Adjustments to Reconcile Net Income (Loss) to Net
         Cash Used in Operating Activities -
              Depreciation and Amortization                                  196,997              207,266
              Deferred Income Taxes                                            ---                (46,896)
              Changes in Assets and Liabilities-
                  Accounts Receivable                                        (45,759)             129,199
                  Inventories                                                242,619              (84,766)
                  Prepaid Expenses                                           (39,369)             (21,405)
                  Refundable Income Taxes                                     52,970                ---
                  Accounts Payable                                            (5,728)            (580,925)
                  Accrued Payroll                                            (24,666)             (63,215)
                  Accrued Professional Services                               (8,319)              (6,354)
                  Accrued Profit Sharing and Bonuses                           1,269              (26,474)
                  Accrued Income Taxes                                       (15,022)             102,125
                  Other Accrued Liabilities                                  (35,928)             (28,875)
                                                                           -----------           ---------

                  Net Cash Used in
                     Operating Activities                                   (606,935)             (99,366)
                                                                            ----------           ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Capital Expenditures                                                 (191,831)            (239,164)
       Increase in Other Assets                                              (77,924)             (19,836)
                                                                           -----------          ----------
                  Net Cash Used in Investing Activities                     (269,755)            (259,000)
                                                                            ----------          -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Repayment of Capital Lease Obligation                                 (47,792)             (40,517)
       Proceeds from Exercise of Stock Options                                34,375                 ---
                                                                            ----------          -----------
                  Net Cash Used in
                  Financing Activities                                       (13,417)             (40,517)
                                                                            ----------          -----------

NET DECREASE IN CASH AND
  CASH EQUIVALENTS                                                          (890,107)            (398,883)

CASH AND CASH EQUIVALENTS AT BEGINNING
  OF PERIOD                                                                2,348,382            2,617,813
                                                                           -----------         ------------

CASH AND CASH EQUIVALENTS AT END
  OF  PERIOD                                                              $1,458,275           $2,218,930

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
 INFORMATION:
       Cash Paid for-
         Interest                                                        $    11,256       $       14,902
                                                                         ============         ===========
         Income Taxes                                                    $    39,608       $       48,412
                                                                         ============         ===========

SUPPLEMENTAL DISCLOSURES OF NON-CASH
INVESTMENT ACTIVITIES:
       Capital Lease Obligation                                          $   139,567       $       ----
                                                                         ============       =============



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

       These financial statements have been prepared by the Company, without audit, and reflect normal recurring adjustments which, in the opinion of management, are necessary for a fair statement of the results of the second quarter of the Company's fiscal year 1998. These financial
       statements do not include all  disclosures   associated  with  annual
       financial statements and, accordingly, should be read in conjunction with footnotes contained in the Company's financial statements for the period ended June 30, 1997 together with the auditors' report filed under cover of the Company's 1997 Annual Report on Form 10-KSB.

       Basic earnings per share were computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share for the quarter and six months ended December 31, 1996 include the effect of outstanding stock options of 75,595 shares and 76,244 shares, respectively, computed in accordance with the treasury stock method. For the quarter and six months ended December 31, 1997, the effect of stock options was antidilutive; therefore they were not included in the computation of diluted earnings per share. The Company has adopted SFAS No. 128, Earnings per Share, effective December 15, 1997. As a result, the Company's reported earnings per share for 1996 were restated; however, this had no effect on previously reported earnings per share data.

2.     MARKETABLE SECURITIES

       The Company applies SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. Accordingly, the Company's investments in marketable securities are classified as available-for-sale. Marketable securities had a cost of $30,000 at June 30, 1997 and December 31, 1997 and a market value of $30,000 and $195,000, respectively. The unrealized net gain on marketable securities of $100,000 (net of income taxes) has been reflected as a separate component of stockholders' equity at December 31, 1997.

3.     INVENTORIES

         Inventories are stated at the lower of cost (first-in, first-out) or market and consists of the following:

                                                        December 31, 1997       June 30, 1997
                                                        ------------------       -------------

                      Raw Materials                     $  804,218               $1,075,294

                      Work-In-Process                      426,076                  272,980

                      Finished Goods and Components        104,054                  228,693
                                                        --------------           --------------

                             Total Inventories          $1,334,348               $1,576,967
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


       Liquidity and Capital Resources

         For the six months ended December 31, 1997, the Company's cash and cash equivalents decreased by approximately $890,000 to $1,458,000. The decrease in cash and cash equivalents was due to cash used by operating activities of approximately $607,000, capital expenditures of approximately $192,000, repayment of debt of approximately $48,000, and an increase in other assets (primarily patents) of $78,000, partially offset by proceeds received from exercise of stock options of approximately $34,000.

          During the quarter ending December 31, 1997, the Company entered into a five-year capital lease obligation for the acquisition of manufacturing equipment totaling approximately $140,000.

          Marketable securities increased from $30,000 at June 30, 1997 to $195,000 at December 31, 1997, which represents an adjustment to fair market value as of December 31, 1997. A corresponding unrealized holding gain of $100,000 (net of income taxes) has been reflected in stockholders' equity, in accordance with generally accepted accounting principles. Realized gains or losses, if any, resulting from sales of marketable securities will be reflected in earnings at the time of sale. Since these securities are not heavily traded and subject to volatility, the market value at December 31, 1997 is not necessarily indicative of the future cash flows that would result from liquida-tion of the Company's position in such securities.

         The Company intends to continue devoting significant resources to internally-funded research and development spending on both new products and the improvement of existing products. The Company also intends to devote resources to the marketing and product support of its medical and optical thin films product lines, and the development of new methods of distribution. These investments may temporarily result in negative cash flow, but the Company anticipates that the results of these efforts will translate into increased revenues and profits.

         Furthermore, depending upon the market acceptance of the Company's products, the Company believes that it may need to acquire new facilities, add additional manufacturing or research and development equipment, or acquire a business that has complementary products or manufactures or sells to the Company components, materials, supplies, or services used in the manufacture, marketing, distribution, or servicing of the Company's new products, as well as the Company's existing products.

         The Company continues to maintain a secured line of credit of $500,000 available with a bank at 1/4% over the prime rate. Under the line of credit agreement, the Company is required to maintain certain fiancial ratios (Debt Service Coverage, Leverage, Current Ratio), and must maintain a minimum cash liquidity of $1,000,000. There can be no assurance that the Company will be able to comply with all of the terms of such agreement.

         The Company has no material unused sources of liquidity other than its cash and cash equivalents, marketable securities, accounts receivable and available lines of credit. If these liquidity sources, along with revenues from operations, are not sufficient to fund operations or growth, the Company will require additional financing. The timing and amount of additional financing requirements depend on a number of factors, including the status of development and commercialization efforts, the cost of equipment and personnel to support manufacturing of new and existing products, and the amount of working capital necessary to start up and maintain operations supporting new products. The Company may seek additional funds through public or private equity or debt financing. There can be no assurance that such funds will be available on satisfactory terms, if at all. Lack of necessary funds may require the Company to delay, scale back, or eliminate some or all of its development efforts.

Results of Operations

         Total revenues for the second quarter and for the six months ended December 31, 1997 decreased by $1,074,071 or 49.8% and $2,728,737 or 56.9%, respectively, over the same period in the prior year.

         The revenue decrease from the prior year for the second quarter was due to lower sales of medical products (down 40%) and lower sales of non-medical products (down 63%).

         The revenue decrease from the prior year for the six months ended December 31, 1997 was doue to lower sales of medical products (down 52%) and lower sales of non-medical products (down 64%).

         The reduction in medical products sales was due to lower shipments of endocouplers, partially offset by higher sales of endoscopes. The higher shipments of endocouplers in the prior year were mainly attributable to sales to one customer representing approximately 36% of total Company revenues for the six months ended December 31, 1996. No sales were made to this customer in the six months ended December 31, 1997. As previously reported, additional orders from this customer will be deferred until it consumes its existing stock of the Company's endocouplers. The reduction in non-medical sales was due primarily to lower sales of night vision products due to successful completion during the prior fiscal year of two government development subcontracts, and lower shipments on two government production subcontracts.

         Revenues from the Company's three largest customers were approximately 25%, 12% and 11% of total revenues for the six months ended December 31, 1997, and revenues from the Company's two largest customers were approximately
36% and 35% of total revenues for the six months ended December 31, 1996. No other customers accounted for more than 10% of the Company's revenues during those periods.

         For the six months ended December 31, 1997, approximately 27% of the Company's total revenues were derived from production and development contracts and subcontracts involving the Government and its agencies compared to approximately 35% for the corresponding period of the prior year. The Company's current Government business is substantially comprised of a development subcontract with one customer on a cost-plus-fixed-fee basis extending approximately through April 1998, and two fixed-price production subcontracts with another customer for night-vision lens systems with deliveries scheduled approximately through May 1998. The Government may terminate a government contract at any time, with or without cause. After expiration of the current subcontracts, there can be no assurance that the Government will award future contracts or subcontracts to the Company.

         Gross profit expressed as a percentage of revenues decreased from 27.9% to 11.1% for the quarter, and from 31.0% to 17.1% for the six months ended December 31, 1997, compared to the corresponding periods in the prior year. The decrease in the gross profit percentage was due primarily to the lower overall sales volume in the current periods.

         Selling, general and administrative expenses increased for the second quarter and six months ended December 31, 1997 by $145,538, or 27.4% and $219,593, or 20.1%, respectively, compared to the corresponding periods of the prior year. The major reason for the increase was higher research and development spending on new products, which increased by approximately $125,000, or 170% for the quarter, and by approximately $221,000, or 108% for the six months ended December 31, 1997 versus last year's corresponding periods.

         Interst income decreased for the second quarter and six months ended December 31, 1997 by $2,111 and $3,837, respectively, due to the lower investment base of cash equivalents.

         Interest expense relates primarly to capital lease obligations incurred in the third quarter of fiscal years 1994 and 1996, and the second quarter of fiscal year 1998.

         The provision for income taxes is based on the Company's estimated effective annual tax rate. This estimated rate is lower in fiscal year 1997 than the federal statuory rate primarily due to recognition of available tax credits and future tax deductions not previously benefited. No income tax provision was recorded in the first six months of fiscal year 1998 because of the loss.



Other Factors That May Affect Future Results

         The Company continues to aggressively pursue sales, marketing and technology development efforts for new optical thin films in the rapidly growing telecommunications and semi-conductor industries. Significant progress has been achieved in the Company's development efforts for Wavelength Divison Multiplexer (WDM) optical filters, which are used in telecommunications systems.

         On December 30, 1997, the Company announced that a prototype broadband optical thin film filter has been accepted for use in a customer's proprietary optical communications application. This filter is one of a series of prototypes for use in optical communications under development by the Company over the past year. This filter utilizes technology qualified by a customer earlier this year for the requisite environmental stability for use in optical communications systems. The Company believes that this class of filter, having a relatively broad bandwidth of approximately twelve nanometers, may be used for at least two-channel WDM devices and as a component in WDM devices of up to eight-channels, and may also be used in various other optical communication applications.

          The Company is continuing efforts for the demonstration and production of narrower bandwidth filters of this class for other WDM devices. The Company expects these on-going efforts to enable initial production and sales for this growing business sector later in calendar year 1998.

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


                                           PRECISION OPTICS CORPORATION, INC.




DATE: February 2, 1998                     BY:  /S/  Jack P. Dreimiller
                                                -----------------------
                                                Jack P. Dreimiller
                                                Senior Vice President, Finance
                                                and Chief Financial Officer

                                  EXHIBIT INDEX




        Exhibit Number                     DESCRIPTION

              27                     FINANCIAL DATA SCHEDULE