Form 10QSB
period 1998-03-31
PRECISION OPTICS CORPORATION INC
filed 1998-05-08
CIK 867840

FORM 10-QSB

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarterly period ended March 31, 1998

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

                                 (978) 630-1800
-------------------------------------------------------------------------------
                 (Issuer's telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes (X)       No (  )

The number of shares outstanding of issuer's common stock, par value $.01 per share, at March 31, 1998 was 6,118,619 shares.

Transitional Small Business Disclosure Format (check one):
Yes (  )       No (X)




               PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES





                                                       INDEX

                                                                                        Page
PART I.           FINANCIAL INFORMATION:

Item 1            Consolidated Financial Statements


                  Consolidated Balance Sheets -                                           1
                      March 31, 1998
                      and June 30, 1997 (unaudited)

                  Consolidated Statements of Operations -                                 2
                      Quarter Ended March 31, 1998
                      and March 31, 1997(unaudited)

                      Nine Months Ended March 31, 1998
                      and March 31, 1997 (unaudited)

                  Consolidated Statements of Cash Flows -                                 3
                      Nine Months Ended March 31, 1998
                      and March 31, 1997(unaudited)

                  Notes to Consolidated Financial Statements                            4-5


Item 2
                  Management's Discussion and Analysis of                               6-9
                      Financial Condition and Results of Operations


PART II.          OTHER INFORMATION

Items 1-5         Not Applicable

Item 6            Exhibits and Reports on Form 8-K                                       10


                      (a)  Exhibit 27 - Financial Data Schedule

                      (b)  Reports on Form 8-K - None







               PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                     ASSETS
                                                                      March 31, 1998             June 30, 1997
                                                                      --------------             -------------
CURRENT ASSETS
         Cash and Cash Equivalents                                        $1,215,619                $2,348,382
         Marketable Securities                                                65,000                    30,000
         Accounts Receivable, Net                                            551,000                   466,811
         Inventories                                                       1,197,199                 1,576,967
         Deferred Tax Asset                                                  135,300                   157,300
         Prepaid Expenses                                                    101,813                    40,273
         Refundable Income Taxes                                                 ---                    52,970
                                                                         -----------               -----------
                  Total Current Assets                                     3,265,931                 4,672,703
                                                                           ---------                 ---------


PROPERTY AND EQUIPMENT                                                     3,444,316                 3,062,620
         Less:  Accumulated Depreciation                                   2,211,875                 1,927,578
                                                                           ---------                 ---------
                  Net Property and Equipment                               1,232,441                 1,135,042
                                                                           ---------                 ---------

OTHER ASSETS                                                                 287,543                   207,857
                                                                          ----------                 ---------

TOTAL ASSETS                                                              $4,785,915                $6,015,602
                                                                           =========                 =========

                                       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
         Accounts Payable                                                 $  228,564                $  271,911
         Accrued Payroll                                                      97,114                    81,122
         Accrued Professional Services                                        47,490                    85,556
         Accrued Profit Sharing and Bonuses                                   23,968                    30,000
         Accrued Income Taxes                                                  3,924                    18,946
         Accrued Vacation                                                     72,136                    64,903
         Accrued Warranty Expense                                             50,000                    50,000
         Current Portion of Capital Lease Obligation                         113,292                    89,532
         Other Accrued Liabilities                                            49,563                    42,164
                                                                          ----------                 ---------
                  Total Current Liabilities                                  686,051                   734,134
                                                                           ---------                 ---------
CAPITAL LEASE OBLIGATION, Net of Current Portion                             229,358                   189,413
                                                                           ---------                ----------

STOCKHOLDERS' EQUITY
         Common Stock, $.01 par value-
              Authorized -- 10,000,000 shares
              Issued and Outstanding -- 6,118,619 and
              6,021,502 shares at March 31, 1998
              June 30, 1997, respectively                                     61,186                    60,215
         Additional Paid-in Capital                                        5,246,679                 5,202,558
         Unrealized Gain on Marketable Securities                             33,000                       ---
         Accumulated Deficit                                              (1,470,359)                 (170,718)
                                                                          ----------                ----------
                  Total Stockholders' Equity                               3,870,506                 5,092,055
                                                                           ---------                 ---------

TOTAL LIABILITIES AND STOCKHOLDERS'EQUITY                                 $4,785,915                $6,015,602
                                                                           =========                 =========

               PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   FOR THE THIRD QUARTER AND NINE MONTHS ENDED
                             MARCH 31, 1998 AND 1997



                                                        -THIRD QUARTER-                   -NINE MONTHS-


                                                      1998             1997           1998             1997
                                                      ----             ----          -----             -----
                                                   (UNAUDITED)      (UNAUDITED)    (UNAUDITED)      (UNAUDITED)

REVENUES                                            $1,131,310      $1,349,222     $3,196,238        $6,142,887

COST OF GOODS SOLD                                     983,067       1,198,500      2,694,348         4,504,439
                                                    ----------      ----------      ---------        ----------

         GROSS PROFIT                                  148,243         150,722        501,890         1,638,448

SELLING, GENERAL and
ADMINISTRATIVE EXPENSES                                630,327         533,029      1,943,734         1,626,843
                                                   -----------      ----------      ---------         ---------

         OPERATING INCOME  (LOSS)                     (482,084)       (382,307)    (1,441,844)           11,605

GAIN ON SALE OF MARKETABLE
 SECURITIES                                            102,392           ---          102,392             ---

INTEREST EXPENSE                                        (7,773)         (6,379)       (19,029)          (21,281)

INTEREST INCOME                                         13,823          30,008         58,840            78,862
                                                    -----------     -----------     ----------         ---------

         INCOME (LOSS) BEFORE PROVISION
         FOR INCOME TAXES                             (373,642)       (358,678)     (1,299,641)          69,186

PROVISION (BENEFIT) FOR INCOME TAXES                     ---           (89,750)          ---             17,250
                                                   -----------    ------------      -----------         ---------

         NET INCOME (LOSS)                           ($373,642)      ($268,928)    ($1,299,641)         $51,936
                                                      ========     ===========      ===========         ========

BASIC EARNINGS (LOSS) PER SHARE                        ($0.06)        ($0.04)         ($0.21)             $0.01
                                                        =====          ======          =====              ======

DILUTED EARNINGS (LOSS) PER SHARE                      ($0.06)        ($0.04)         ($0.21)             $0.01
                                                        =====          ======          =====             ======

COMMON SHARES OUTSTANDING                             6,070,541      5,980,502       6,051,214        5,980,502
                                                      =========      =========       =========        =========

COMMON SHARES OUTSTANDING
ASSUMING DILUTION                                     6,070,541      5,980,502       6,051,214        6,060,700
                                                      =========      =========       =========        =========



               PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE NINE MONTHS ENDED MARCH 31, 1998 AND 1997
                                 (UNAUDITED)

                                                                              1998                 1997
                                                                       ------------------       ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net Income (Loss)                                                  $(1,299,641)       $     51,936

       Adjustments to Reconcile Net Income (Loss) to Net
         Cash (Used in) Provided By Operating Activities -
              Depreciation and Amortization                                   310,595             331,200
              Deferred Income Taxes                                             ---                (7,600)
              Gain on Sale of Marketable Securities                          (102,392)              ---
              Changes in Assets and Liabilities-
                  Accounts Receivable                                         (84,189)            332,561
                  Inventories                                                 379,768              (1,658)
                  Prepaid Expenses                                            (61,540)            (17,562)
                  Refundable Income Taxes                                      52,970             (21,144)
                  Accounts Payable                                            (43,347)           (538,798)
                  Accrued Payroll                                              15,992             (13,854)
                  Accrued Professional Services                               (38,066)             (8,068)
                  Accrued Profit Sharing and Bonuses                           (6,032)            (50,058)
                  Accrued Income Taxes                                        (15,022)             (6,873)
                  Other Accrued Liabilities                                    14,632               5,548
                                                                           -----------           ---------

                  Net Cash (Used in) Provided By
                     Operating Activities                                    (876,272)             55,630
                                                                            ----------           ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Proceeds From Sale of Marketable Securities                            122,392              ----
       Purchases of Property and Equipment                                   (242,129)           (333,588)
       Increase in Other Assets                                              (105,984)            (37,161)
                                                                           -----------          ----------
                  Net Cash Used in Investing Activities                      (225,721)           (370,749)
                                                                            ----------          -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Repayment of Capital Lease Obligation                                 (75,862)             (61,390)
       Proceeds from Exercise of Stock Options and Warrants                   45,092                 ---                 ---
                                                                            ----------          -----------
                  Net Cash Used in
                  Financing Activities                                        (30,770)            (61,390)
                                                                            ----------          -----------

NET DECREASE IN CASH AND
  CASH EQUIVALENTS                                                         (1,132,763)           (376,509)

CASH AND CASH EQUIVALENTS AT BEGINNING
  OF PERIOD                                                                 2,348,382            2,617,813
                                                                           -----------         ------------

CASH AND CASH EQUIVALENTS AT END
  OF  PERIOD                                                               $1,215,619           $2,241,304
                                                                           ==========           ==========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
 INFORMATION:
       Cash Paid for-
         Interest                                                        $     19,029         $     21,281
                                                                         ============         ============
         Income Taxes                                                    $     39,608         $     52,866
                                                                         ============         ============
SUPPLEMENTAL DISCLOSURE OF NON-CASH
INVESTMENT ACTIVITIES:
        Capital Lease Obligation                                         $    139,567         $       ---
                                                                         ============         ============








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

       These financial statements have been prepared by the Company, without audit, and reflect normal recurring adjustments which, in the opinion of management, are necessary for a fair statement of the results of the third quarter of the Company's fiscal year 1998. These financial
       statements do not include all  disclosures   associated  with  annual
       financial statements and, accordingly, should be read in conjunction with footnotes contained in the Company's financial statements for the period ended June 30, 1997 together with the auditors' report filed under cover of the Company's 1997 Annual Report on Form 10-KSB.

       Basic earnings per share were computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share for the nine months ended March 31, 1997 include the effect of outstanding stock options of 80,198 shares, computed in accordance with the treasury stock method. For the quarter and nine months ended March 31, 1998, the effect of stock options was antidilutive; therefore they were not included in the computation of diluted earnings per share. The Company has adopted SFAS No. 128, Earnings per Share, effective December 15, 1997. As a result, the Company's reported earnings per share for fiscal year 1997 were restated; however, this had no effect on previously reported earnings per share data.

2.     MARKETABLE SECURITIES

       The Company applies SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. Accordingly, the Company's investments in marketable securities are classified as available-for-sale. Marketable securities had a cost of $30,000 and $10,000 at June 30, 1997 and March 31, 1998, respectively, and a market value of $30,000 and $65,000, respectively. During the quarter ending March 31, 1998, the Company sold securities with a total cost of $20,000 and realized a gain of $102,392. The unrealized net gain on marketable securities of $33,000 (net of income taxes) has been reflected as a separate component of stockholders' equity at March 31, 1998.

3.     INVENTORIES

         Inventories are stated at the lower of cost (first-in, first-out) or market and consists of the following:

                                                          March 31, 1998          June 30, 1997
                                                        ------------------       -------------

                      Raw Materials                     $  695,872               $1,075,294

                      Work-In-Process                      389,211                  272,980

                      Finished Goods and Components        112,116                  228,693
                                                        --------------           --------------

                             Total Inventories          $1,197,199             $1,576,967
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


       Liquidity and Capital Resources

         For the nine months ended March 31, 1998, the Company's cash and cash equivalents decreased by approximately $1,133,000 to $1,216,000. The decrease in cash and cash equivalents was due to cash used by operating activities of approximately $876,000, capital expenditures of approximately $242,000, repayment of debt of approximately $76,000, and an increase in other assets (primarily patents) of $106,000, partially offset by proceeds received from exercise of stock options amd warrants of approximately $45,000, and proceeds received from sale of marketable securities of approximately $122,000.

          During the quarter ending December 31, 1997, the Company entered into a five-year capital lease obligation for the acquisition of manufacturing equipment totaling approximately $140,000.

          Marketable securities increased from $30,000 at June 30, 1997 to $65,000 at March 31, 1998, which represents adjustments for sales during the period and adjustments to fair market value as of March 31, 1998. A corresponding unrealized holding gain of $33,000 (net of income taxes) has been reflected in stockholders' equity, in accordance with generally accepted accounting principles. A realized gain of approximately $102,000 resulting from sales of marketable securities was reflected in earnings for the quarter ending March 31, 1998. Since these securities are not heavily traded and subject to volatility, the market value at March 31, 1998 is not necessarily indicative of the future cash flows that would result from liquida-tion of the Company's position in such securities.

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

         The Company continues to maintain a secured line of credit of $500,000 available with a bank at 1/4% over the prime rate. Under the line of credit agreement, the Company is required to maintain certain financial ratios
(Debt Service Coverage, Leverage, Current Ratio), and must maintain a minimum cash liquidity of $1,000,000. There can be no assurance that the Company will be able to comply with all of the terms of such agreement. As of March 31, 1998, there were no borrowings outstanding under the line of credit.

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




Results of Operations

          Total revenues for the third quarter and for the nine months ended March 31, 1998 decreased by $217,912 or 16.2% and $2,946,649 or 48.0%, respectively, over the same periods in the prior year.

          The revenue decrease from the prior year for the third quarter was due to lower sales of night vision products (down 69%), partially offset by higher sales of medical products (up 43%) and higher sales of industrial and thin film products
(up 160%). See explanation below for variation in night vision sales. The increae in medical sales was due to higher shipments of micro couplers, endoscopes, and customer-funded development of a new class of stereo endoscope. The increase in industrial and thin film sales was due to revenues attributable to a government-funded thin film development contract which was concluded in March 1998.

          The revenue decrease from the prior year for the nine months ended March 31, 1998 was due to lower sales of night vision products (down 68%), medical products (down 64%), and industrial and thin film products (down 23%). The reduction in night vision sales was due to successful completion during the prior fiscal year of two government development subcontracts, and lower shipments on two government production subcontracts. The reduction in medical products sales was due to lower shipments of endocouplers, partially offset by higher sales of endoscopes. The higher shipments of endocouplers in the prior year were mainly attributable to sales to one customer representing approximately 28% of total Company revenues for the nine months ended March 31, 1997. No sales were made to this customer in the nine months ended March 31, 1998. The reduction in industrial and thin film sales was due to lower sales of industrial lenses, partially offset by higher thin film sales.

          Revenues from the Company's four largest customers were approximately 23%, 10%, 10%, and 10% of total revenues for the nine months ended March 31, 1998, and revenues from the Company's two largest customers were approximately 39% and 28% of total revenues for the nine months ended March 31, 1997. No other customers accounted for more than 10% of the Company's revenues during those periods.

          For the nine months ended March 31, 1998, approximately 27% of the Company's total revenues were derived from production and development contracts and subcontracts involving the Government and its agencies compared to approximately 39% for the corresponding period of the prior year. The Company's current Government business is substantially comprised of two fixed-price production subcontracts with one customer for night-vision lens systems with deliveries scheduled approximately through May 1998. The Government may terminate a government contract at any time, with or without cause. After expiration of the current subcontracts, there can be no assurance that the Government will award future contracts or subcontracts to the Company.

        Gross profit expressed as a percentage of revenues increased from 11.2% to 13.1% for the quarter, and decreased from 26.7% to 15.7% for the nine months ended March 31, 1998, compared to the corresponding periods in the prior year. The decrease in the gross profit percentage year to date was due primarily to the lower overall sales volume in the current year.

         Selling, general and administrative expenses increased for the third quarter and nine months ended March 31, 1998 by $97,298, or 18.3%, and $316,891 or 19.5%, respectively, compared to the corresponding periods of the prior year. The major reason for the increase was higher research and development spending on new products, which increased by approximately $133,000, or 121% for the quarter, and by approximately $354,000, or 113% for the nine months ended March 31, 1998 versus last year's corresponding periods.

         Interest income decreased for the third quarter and nine months ended March 31, 1998 by $16,185 and $20,022, respectively, due to the lower investment base of cash equivalents.

         Interest expense relates primarly to capital lease obligations incurred in the third quarter of fiscal years 1994 and 1996, and the second quarter of fiscal year 1998.

         The provision for income taxes is based on the Company's estimated effective annual tax rate. This estimated rate is lower in fiscal year 1997 than the federal statuory rate primarily due to recognition of available tax credits and future tax deductions not previously benefited. No income tax provision was recorded in the first nine months of fiscal year 1998 because of the loss.



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

          These successful development efforts have resulted in prototypes of a 10-nanometer bandwidth WDM filter and several narrow (under 1-nanometer) bandwidth filters. The Company is currently supporting product evaluation tests with several potential optical thin film filter and coating customers for applications in the telecommunications and semiconductor industries. The Company believes that these efforts should lead to significant future thin film sales.

PART II.          OTHER INFORMATION


Items 1-5         Not Applicable.
---------

Item 6            Exhibits and Reports on Form 8-K
------

                           (a)   Exhibits - Exhibit 27 - Financial Data Schedule


                           (b) Reports on Form 8-K - There were no reports on Form 8-K filed during the period covered by this report.





         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           PRECISION OPTICS CORPORATION, INC.




DATE: May 1, 1998                           BY:  /S/  Jack P. Dreimiller
                                                -----------------------
                                                Jack P. Dreimiller
                                                Senior Vice President, Finance
                                                and Chief Financial Officer

                                  EXHIBIT INDEX




        Exhibit Number                     DESCRIPTION

              27                     FINANCIAL DATA SCHEDULE