Form 10KSB
period 1998-06-30
PRECISION OPTICS CORPORATION INC
filed 1998-09-29
CIK 867840

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                     For the Fiscal Year Ended June 30, 1998


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


                   Issuer's telephone number is (978) 630-1800


           Securities registered pursuant to Section 12(b) of the Act:

                                                       Name of each exchange on
     Title of each class                                   which registered
     -------------------                               ------------------------

COMMON STOCK, $.01 PAR VALUE                                    NONE


Securities registered pursuant to Section 12(g) of the Act: None

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15 of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

         Check if no disclosure of delinquent filers to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ___

         The issuer's revenues for its most recent fiscal year were $4,053,051.

         The aggregate market value of the voting stock, consisting solely of common stock, held by non-affiliates of the issuer computed by reference to the closing price of such stock was $4,243,961 as of August 31, 1998.

         The number of shares of outstanding common stock of the issuer as of August 31, 1998 was 6,677,595.


                       DOCUMENTS INCORPORATED BY REFERENCE

         The issuer's Proxy Statement for the 1998 Annual Meeting of Shareholders to be held on November 10, 1998 is incorporated into Part III of this Form 10-KSB.

                                     PART I


ITEM 1. DESCRIPTION OF BUSINESS


BUSINESS DEVELOPMENT.

         Precision Optics Corporation, Inc. (the "Company") was incorporated in Massachusetts in 1982 and has been publicly owned since November 1990.

         References to the Company contained herein include its two wholly owned subsidiaries except where the context otherwise requires.

BUSINESS OF ISSUER.

         The Company designs, develops, manufactures and sells specialized optical systems and components and optical thin film coatings. The Company conducts business in one industry segment only. The Company's products and services fall into the following areas: medical products for use by hospitals and physicians, advanced optical products and thin films and advanced optical system design and development services.

         PRINCIPAL PRODUCTS AND SERVICES AND METHODS OF DISTRIBUTION

         MEDICAL PRODUCTS. The Company's medical products include endoscopes and image couplers, beamsplitters and adapters, the latter of which are used as accessories to endoscopes.

         Since January 1991, the Company has developed and sold endoscopes using various optical technologies for use in a variety of minimally invasive surgical and diagnostic procedures throughout the human body. The Company's current line of specialized endoscopes include arthroscopes (which are used in joint surgery), laryngoscopes (which are used in the diagnosis of diseases of the larynx), laparoscopes (which are used in abdominal surgery) and stereo endoscopes (which are currently being tested for use in cardiac surgery). In addition to its existing line of endoscopes, the Company is continuing to develop different types of endoscopes that incorporate varying types of construction and technology for use in various medical specialties.

         In July 1998, the Company entered into a Manufacturing Services Agreement with a customer that is in the process of developing a sophisticated system for computer assisted minimally invasive cardiac surgery that employs advanced electronics and robotics and an enhanced 3-D visualization system. Under the Agreement, the Company will be this customer's primary supplier of stereo endoscopes and cameras, both of which will be used as key components in the customer's surgical system. The Company has received initial orders from this customer, with deliveries commencing later this calendar year.

         The Company developed and has manufactured and sold since 1985 a proprietary product line of state-of-the-art instrumentation to couple endoscopes to video cameras. Included in this product line are image couplers, which physically connect the endoscope to the video camera system and transmit the image viewed through the scope to the video camera. Another product -- the beamsplitter -- performs the same function while preserving for the viewer an eyeport for direct, simultaneous viewing through the endoscope. The Company has sold these devices primarily to endoscope and video camera manufacturers and suppliers for resale under its customers' names.

         The Company's image couplers and beamsplitters can withstand surgery-approved sterilization. The Company also offers autoclavable image couplers, which are able to withstand sterilization in superheated steam under pressure. Autoclavability is a preferred method of sterilization because of its relative speed, safety, and efficiency. The Company believes that it is the only company in the world that produces autoclavable image couplers.

         Included in the Company's medical products sales are sales of image couplers and beamsplitters for video-monitored examination of a variety of industrial cavities and interiors. The Company has developed, and may develop in the future, specialized borescopes for industrial applications.

         OPTICAL PRODUCTS AND SERVICES. The Company provides on a contract basis advanced lens design, image analysis, optical system design, structural design and analysis, prototype production and evaluation, optics testing, and optical system assembly. Some of the Company's development contracts have led to optical system production business for the Company, and the Company believes its prototype development service may lead to new product production from time to time.

         The Company's recent emphasis in the optical field has been in the design, development and manufacture of specialty thin film coatings for use in various optical products. The Company is aggressively pursuing sales, marketing and technology development opportunities for new optical thin films in the rapidly growing optical communications and semiconductor industries. During the last half of fiscal year 1997, the Company began development of prototype Wavelength Division Multiplexer (WDM) optical filters. WDMs are devices that allow telecommunications companies to increase the transmission capacity of fiberoptic lines. Based on development efforts to date, the Company is currently supporting product evaluations with several potential customers in the telecommunications and semiconductor industries.

         The Company has in the past earned significant revenue from the sale of night vision products which permit users to see in extreme low light. In recent years, the Company has had increasing difficulty competing for and winning production contracts for night vision products due to lower prices offered by foreign manufacturers, Government budget uncertainties and efforts to lower the federal budget deficit and defense spending. As a result of these factors, the Company anticipates that revenues derived from its night vision products and technology will continue to decline as the Company pursues opportunities in other business segments.

         COMPETITION AND MARKETS

         The areas in which the Company does business are highly competitive and include both foreign and domestic competitors. Many of the Company's competitors are larger and have substantially greater resources than the Company. Furthermore, other domestic or foreign companies, some with greater experience in the optics industry and greater financial resources than the Company, may seek to produce products or services that compete with those of the Company. The Company may establish or use production facilities overseas to produce key components to the Company's business, such as lenses. The Company believes that the cost savings from such production may be essential to the Company's ability to compete on a price basis in the medical products area particularly and to the

Company's profitability generally, and that the Company's inability to establish or maintain such production facilities could materially adversely affect the Company.

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

         The Company offers advanced optical design and development services not related to thin film coatings to a wide range of potential customers and has numerous competitors. The ability to supply design and development services to such customers is highly dependent upon a company's and its employees' reputations and prior experience.

         While the potential market for thin film coatings is perceived as growing rapidly, particularly in the telecommunications and semiconductor industries, the Company's thin film coatings competitors are numerous and have deep and broad capabilities.

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

         The Company received approximately $988,000 and $1,410,000 for the fiscal years ended June 30, 1998 and 1997, respectively, from customers for customer-sponsored design and development projects. Levels of customer contract funded research and development can fluctuate greatly in any given period depending upon the mix between design efforts and hardware development, which is generally more expensive and time consuming than the design phases. In addition to customer-sponsored research and development, the Company spent approximately $897,000 and $428,000 of its own funds during fiscal years 1998 and 1997, respectively, on the Company's own research and development. The Company expects to continue making significant Company-funded expenditures for research and development, particularly in the thin film coatings area.

         RAW MATERIALS AND PRINCIPAL SUPPLIERS

         For all of the Company's products, except for thin film coatings, the basic raw material is precision grade optical glass, which the Company obtains from several major suppliers. Outside vendors grind and polish most of the Company's lenses and prisms. For optical thin film coatings, the basic raw materials are metals and dielectric compounds, which the Company obtains from a variety of chemical suppliers. The Company believes that its demand for these raw materials and services is small relative to the total supply and that materials and services required for the production of its products are currently available in sufficient production quantities and will be available for fiscal year 1999. The Company believes, however, that there are relatively few suppliers of the high quality lenses and prisms which its endoscopes may require. The Company has therefore established an in-house optical shop for producing ultra-high quality prisms, micro-optics and other specialized optics for a variety of medical and industrial applications. Depending upon the market acceptance of the Company's endoscopes, the Company may seek to assure itself of a timely supply of lenses, prisms, or other key materials or components through the acquisition of an outside supplier or expanded in-house manufacturing facilities.

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

         The Company plans to file for patents, copyrights, and trademarks in the United States and in appropriate countries to protect its intellectual property rights to the extent practicable. The Company holds the rights to several United States and foreign patents and has several patent applications pending. The Company knows of no infringements of its patents. Although the Company plans to protect any patents it has from infringement, it may not be able to pursue such protection for economic reasons. While the Company believes that its pending applications relate to patentable devices or concepts, there can be no assurance that patents will be issued or that any patents issued can be successfully defended or will effectively limit the development of competitive products and services.

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

         EMPLOYEES

         As of June 30, 1998, the Company had forty-four full-time employees and two part-time employees.

         CUSTOMERS

         Sales to the Company's three largest customers, in terms of total sales during fiscal year 1998, were approximately 22%, 14% and 10%. Sales to the Company's two largest customers, in terms of total sales during fiscal year 1997, were approximately 38% and 23%.

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

         NEED FOR GOVERNMENT APPROVAL OF PRINCIPAL PRODUCTS OR SERVICES AND EFFECT OF EXISTING OR PROBABLE GOVERNMENT REGULATIONS ON THE BUSINESS

         The Company currently sells and markets several medical products, the marketing of which may require the permission of the United States Food and Drug Administration ("FDA"). Pursuant to the Company's notification to the FDA of its intent to market its laparoscope, additional types of endoscopes which it has developed and is developing, image coupler, beamsplitter, and adapters, the FDA has determined that each such device is substantially equivalent to a device marketed in interstate commerce and that the Company may market such devices, subject to the general controls provisions of the Food, Drug and Cosmetic Act. Furthermore, the Company plans to market additional endoscopes and related medical products that may require the FDA's permission to market such products. The Company may also develop additional products or seek to sell some of its current or future medical products in a manner that requires the Company to obtain the permission of the FDA to market such products, as well as the regulatory approval or license of other federal, state, and local agencies or similar agencies in other countries. There can be no assurance that the Company will be able to maintain the FDA's permission to market its current products or to obtain such regulatory permission, approvals, or licenses for any of its other products. Furthermore, potential adverse FDA regulation affecting the Company which might arise from future legislation or administrative action cannot be predicted. In addition, FDA regulations may be established that could prevent or delay regulatory clearances or approval of the Company's products. The inability of the Company to secure any necessary licenses or regulatory approvals or permission from the FDA could have a material adverse effect on its business. The FDA has authority to conduct detailed inspections of manufacturing plants in order to assure that "good manufacturing practices" are being followed in the manufacture of medical devices, to require periodic reporting of product defects to the FDA, and to prohibit the exploitation of devices which do not comply with law. Failure to comply with applicable regulatory requirements can, among other things, result in fines, suspensions of regulatory clearances or approvals, product recalls, operating restrictions, and criminal prosecution.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the Company's security holders during the fourth quarter of fiscal year 1998.

                 DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY


         The Company's executive officers and directors are as follows:


                                    Position with the Company
Name                                or Principal Occupation
----                                -------------------------


Richard E. Forkey                   President, Treasurer and Director


Jack P. Dreimiller                  Senior Vice President, Finance,
                                    Chief Financial Officer and Clerk


Kumar M. Khajurivala                Vice President, Operations


Edward A. Benjamin                  Director. Member of Audit Committee. Mr.
                                    Benjamin is a partner in the law firm of Ropes & Gray, Boston, Massachusetts.


H. Angus Macleod                    Director. Dr. Macleod is President of the
                                    Thin Film Center, Inc. of Tucson, Arizona, which provides software consulting and courses for design and analysis of thin film optical coatings and filters.


Austin W. Marxe                     Director. Mr. Marxe was appointed to the
                                    Board of Directors in August 1998. Mr. Marxe is Managing General Partner of Special
                                    Situations Fund III, L.P., a registered
                                    investment company based in New York City, and several other affiliated investment funds.


Joel R. Pitlor                      Director. Member of Audit Committee.
                                    Mr. Pitlor is president of J.R. Pitlor, a management consulting firm based in
                                    Cambridge, Massachusetts.


Robert R. Shannon                   Director. Member of Audit Committee.
                                    Mr. Shannon is a professor at the Optical
                                    Sciences Center of the University of Arizona in Tuscon, Arizona.

                                     PART II


ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's common stock is listed on the National Association of Securities Dealers Automated Quotation (NASDAQ) System under the symbol "POCI." Since January 1992, the NASDAQ SmallCap Market has been the principal market in which the Company's stock is publicly traded. The high and low sales prices for the Company's stock for each full quarterly period within the two most recent fiscal years were as follows:

                           1997                                 1998
                  -----------------------             -------------------------
Quarter             High            Low                 High             Low
                  -----------------------             -------------------------

First             $  1 3/4        $   7/8             $3 15/16         $2 11/16

Second            $  1 3/4        $ 1 1/8             $  4 3/4         $  3 1/2

Third             $1 15/16        $1 1/16             $  4 1/8         $  2 5/8

Fourth            $3 11/16        $ 1 1/8             $  3 1/8         $1 47/64


         As of August 31, 1998, there were 92 holders of record of the Company's common stock.

         On June 30, 1998, the Company issued pursuant to Section 4(2) of the Securities Act of 1933 an aggregate of 500,000 shares of its common stock and warrants exercisable for an additional aggregate of 500,000 shares of its common stock to Special Situations Private Equity Fund, L.P. and Special Situations Technology Fund, L.P., two affiliated private investment funds based in New York City (the "Special Situations Funds") in exchange for aggregate cash consideration of $1,000,000.

         The terms of the warrants issued to the Special Situations Funds provide that the warrants may be exercised at any time at a price per share of $4.00, subject to adjustment pursuant to customary anti-dilution provisions triggered by any future below-market issuances of Company common stock. The warrants provide that they will terminate if not exercised within 10 days of the Special Situations Funds' receipt of a notice from the Company which may be delivered at the Company's option in the event that the last sale price of the Company's common stock on the NASDAQ SmallCap Market equals or exceeds $6.00 on each of any 20 consecutive trading days.

         In connection with the issuance of common stock and warrants to the Special Situations Funds, the Company agreed to file with the Securities and Exchange Commission a registration statement covering the resale of shares of common stock issued to, or issuable upon the exercise of warrants issued to, the Special Situations Funds. Pursuant to a Registration Rights Agreement dated June 30, 1998 among the parties, the Company would be obligated to issue additional shares of common stock and additional warrants to the Special Situations Funds for no additional consideration in the event such registration statement is not declared effective on or prior to December 31, 1998.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

IMPORTANT FACTORS REGARDING FORWARD-LOOKING STATEMENTS

         When used in this discussion, the words "believes", "anticipates", "intends to", and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected. See "Important Factors Regarding Forward-Looking Statements" attached hereto as
Exhibit 99 and incorporated herein by reference. Readers are cautioned not to place undue reliance on these forward- looking statements which speak only as of the date hereof. The Company undertakes no obligation to publicly release the result of any revision to these forward-looking statements which may be made reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

LIQUIDITY AND CAPITAL RESOURCES

         For the year ended June 30, 1998, the Company's cash and cash equivalents decreased by approximately $288,000 to $2,060,000. The decrease in cash and cash equivalents was due to cash used by operating activities of approximately $961,000, capital expenditures of approximately $269,000, increases in other assets, primarily patents, of approximately $117,000 and repayment of a capital lease obligation of approximately $104,000, partially offset by proceeds received from a private placement of Common Stock (approximately $931,000), sale of marketable securities (approximately $187,000) and exercise of stock options and warrants (approximately $45,000).

         During the quarter ending December 31, 1997, the Company entered into a five-year capital lease obligation for the acquisition of manufacturing equipment totaling approximately $140,000.

         The Company intends to continue devoting significant resources to internally funded research and development spending on both new products and the improvement of existing products. The Company also intends to devote resources to the marketing and product support of its medical and optical thin film product lines, and the development of new methods of distribution. These investments may temporarily result in negative cash flow, but the Company anticipates that the results of these efforts will translate into increased revenues and profits.

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

         The Company continues to maintain a secured line of credit of $500,000 available with a bank at 1/4% over the prime rate. Under the terms of the line of credit, the Company is required to maintain certain ratios under specified financial covenants (Debt Service Coverage, Leverage, Current Ratio), and must maintain a minimum cash liquidity of $1,000,000. The Company was in compliance with all such covenants as of June 30, 1998, except with respect to the Debt Service Coverage ratio (for which a waiver or forbearance agreement is currently being negotiated). There can be no assurance that the Company will be able to comply with all of such terms. As of June 30, 1998, there were no borrowings outstanding under the line of credit.

         The Company has no material unused sources of liquidity other than its cash and cash equivalents, accounts receivable and available lines of credit. If these liquidity sources, along with revenues from operations, are not sufficient to fund operations or growth, the Company will require additional financing. The timing and amount of additional financing requirements depend on a number of factors, including the status of development and commercialization efforts, the cost of equipment and personnel to support manufacturing of new and existing products, and the amount of working capital necessary to start up and maintain operations supporting new products. The Company may seek additional funds through public or private equity or debt financing. There can be no assurance that such funds will be available on satisfactory terms, if at all. Lack of necessary funds may require the Company to delay, scale back, or eliminate some or all of its development efforts.

         However, the Company believes its sources of liquidity are sufficient to support working capital and investment needs for the foreseeable future.

FISCAL YEAR 1998 RESULTS OF OPERATIONS

         Total revenues for fiscal year 1998 were approximately $4,053,000, a decrease of approximately $3,319,000, or 45%, from fiscal year 1997.

         The revenue decrease from the prior year was due to lower sales of night vision products (down 67%), medical products (down 31%), and industrial and thin film products (down 27%). The reduction in night vision sales was due to successful completion during the prior fiscal year of two government development subcontracts, and lower shipments on two government production subcontracts. The reduction in medical products sales was due to lower shipments of endocouplers, partially offset by higher sales of endoscopes. The higher shipments of endocouplers in the prior year were mainly attributable to sales to one customer representing approximately 23% of total Company revenues for fiscal 1997. No sales were made to this customer in fiscal 1998. The reduction in industrial and thin film sales was due to lower sales of industrial lenses.

         Revenues for the Company's three largest customers were approximately 22%, 14% and 10%, respectively, of total revenues for the year ended June 30, 1998. Revenues from the Company's two largest customers were approximately 38% and 23%, respectively, for the year ended June 30, 1997.

         For the fiscal years ended June 30, 1998, 1997 and 1996, approximately 25%, 38% and 44% of the Company's total revenues, respectively, were derived from production and development contracts and subcontracts involving the Government and its agencies. The Company's current Government business is substantially comprised of one fixed-price production subcontract with one customer for night-vision lens systems with deliveries scheduled approximately through July 1998. The Government may terminate a government contract at any time, with or without cause. After expiration of the current subcontracts, there can be no assurance that the Government will award future contracts or subcontracts to the Company.

         Gross profit decreased by approximately $1,305,000 in fiscal 1998, and as a percentage of revenues decreased from 23.9% to 11.3% compared to the previous year. The decrease in gross profit was due primarily to lower sales volume as discussed above.

         Selling, general and administrative expenses increased by approximately $309,000 or 13.5% in fiscal year 1998 compared to fiscal 1997. The major reason for the increase was higher research and development spending on new products, which increased by approximately $469,000, or 110%, partially offset by lower professional services and employee benefits expenses.

         Interest expense relates primarily to capital lease obligations incurred in fiscal years 1994, 1996 and 1998.

         Interest income decreased by approximately $34,000 in fiscal year 1998 due to the lower investment base of cash equivalents.

         The provision for income taxes in fiscal 1998 represents an adjustment of the net deferred tax asset to an amount the Company believes is more likely than not to be realized.

FISCAL YEAR 1997 RESULTS OF OPERATIONS

         Total revenues for fiscal 1997 were approximately $7,372,000, a decrease of approximately $683,000, or 8.5%, from fiscal 1996.

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

         Gross profit decreased by approximately $701,000 in fiscal 1997, and as a percentage of revenues decreased from 30.6% to 23.9% compared to the previous year. The decrease in gross profit was due primarily to the lower sales volume and higher occupancy and depreciation expenses related to equipment and manufacturing facilities additions.

         Selling, general and administrative expenses increased by approximately $169,000 or 7.9% in fiscal 1997 compared to fiscal 1996. The increase was due primarily to higher spending on advertising and bid and proposal expenses targeted at the industrial and thin films marketplace, and higher legal, consulting and employee recruiting expenses.

         Interest expense relates primarily to capital lease obligations incurred in the third quarter of fiscal years 1994 and 1996.

         Interest income decreased by approximately $20,000 in fiscal 1997 due to the lower investment base of cash equivalents.

         The benefit for income taxes as a percentage of the pre-tax loss in fiscal year 1997 was lower than the federal statutory income tax rate primarily due to the Company's inability to recognize the full amount of deferred tax assets to offset prior years' taxable income. Such tax benefits will be recognized in future years if sufficient future taxable income is generated.

OTHER FACTORS THAT MAY AFFECT FUTURE RESULTS

         The Company continues to aggressively pursue sales, marketing, and technology development efforts for new optical thin films in the rapidly growing telecommunications and semi-conductor industries. Significant progress has been achieved in the Company's development efforts for Wavelength Division Multiplexer (WDM) optical filters, which are used in telecommunication systems.

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

         Based on a recent preliminary assessment, the Company has determined that it is required to modify portions of its hardware and software so that its computer systems and other date-sensitive equipment will properly utilize data beyond December 31, 1999. The Company believes that with upgrades or modifications to existing software and hardware, the impact of Year 2000 issues can be mitigated. However, if such upgrades or modifications are not made, or are not made in a timely manner, Year 2000 issues could have a material adverse impact on the Company's operations and financial condition. The Company will utilize primarily external resources to test and/or replace hardware and software for Year 2000 compliance. The Company plans to complete the Year 2000 project not later than December 31, 1998, and believes the costs of the project will not be material to the Company's operating results or financial condition. As the Company's ongoing assessment of its Year 2000 compliance status progresses, the Company will establish such contingency plans as it deems necessary to address any residual Year 2000 risks. The Company currently is not aware of any material risks to its business and operations presented by the Year 2000 compliance status of its customers, suppliers and service providers.

ITEM 7. CONSOLIDATED FINANCIAL STATEMENTS: The Consolidated Financial Statements are filed on pages 14 through 29 of this Form 10-KSB.

               PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES




                        CONSOLIDATED FINANCIAL STATEMENTS
                          AS OF JUNE 30, 1998 AND 1997
                         TOGETHER WITH AUDITORS' REPORT

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Precision Optics Corporation, Inc.:

We have audited the accompanying consolidated balance sheets of Precision Optics Corporation, Inc. (a Massachusetts corporation) and subsidiaries as of June 30, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended June 30, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Precision Optics Corporation, Inc. and subsidiaries as of June 30, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1998, in conformity with generally accepted accounting principles.




                                                         /s/ ARTHUR ANDERSEN LLP

                                                         ARTHUR ANDERSEN LLP

Boston, Massachusetts
July 23, 1998

               PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

               CONSOLIDATED BALANCE SHEETS--JUNE 30, 1998 AND 1997



                                     ASSETS

                                                                      1998             1997
                                                                  -----------       ----------

CURRENT ASSETS:
   Cash and cash equivalents                                      $ 2,060,146       $2,348,382
   Marketable securities                                                   --           30,000
   Accounts receivable (net of allowance for
      doubtful accounts of approximately
      $42,000 and $69,000 in 1998 and 1997, respectively)             486,070          466,811

   Inventories                                                        949,993        1,576,967
   Deferred tax asset                                                 145,000          157,300
   Prepaid expenses                                                    44,870           40,273
   Refundable income taxes                                                 --           52,970
                                                                  -----------       ----------

         Total current assets                                       3,686,079        4,672,703
                                                                  -----------       ----------

PROPERTY AND EQUIPMENT, AT COST:
   Machinery and equipment                                          2,848,555        2,474,478
   Leasehold improvements                                             468,724          433,832
   Furniture and fixtures                                             109,568          109,568
   Vehicles                                                            44,742           44,742
                                                                  -----------       ----------
                                                                    3,471,589        3,062,620

   Less--Accumulated depreciation and amortization                  2,318,380        1,927,578
                                                                  -----------       ----------
                                                                    1,153,209        1,135,042
                                                                  -----------       ----------

OTHER ASSETS:
   Cash surrender value of life insurance policies                     50,156           51,871
   Patents, net                                                       238,034          155,986
                                                                  -----------       ----------

         Total other assets                                           288,190          207,857
                                                                  -----------       ----------

                                                                  $ 5,127,478       $6,015,602
                                                                  ===========       ==========


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                                                                      1998             1997
                                                                  -----------       ----------

CURRENT LIABILITIES:
   Accounts payable                                               $   124,566       $  271,911
   Accrued payroll                                                    121,262           81,122
   Accrued profit sharing and bonuses                                  28,798           30,000
   Accrued professional services                                       80,140           85,556
   Accrued vacation                                                    88,514           64,903
   Accrued warranty expense                                            50,000           50,000
   Accrued income taxes                                                 4,924           18,946
   Other accrued liabilities                                           91,372           42,164
   Customer advances                                                  116,841               --
   Current portion of capital lease obligation                        105,349           89,532
                                                                  -----------       ----------

        Total current liabilities                                     811,766          734,134
                                                                  -----------       ----------


CAPITAL LEASE OBLIGATION, NET OF CURRENT PORTION                      208,684          189,413
                                                                  -----------       ----------

COMMITMENTS (Note 4)


STOCKHOLDERS' EQUITY:
   Common stock, $.01 par value-
      Authorized--10,000,000 shares
      Issued and outstanding--6,618,619 and 6,021,502 shares
        at June 30, 1998 and 1997, respectively                        66,186           60,215
      Additional paid-in capital                                    6,172,349        5,202,558
      Accumulated deficit                                          (2,131,507)        (170,718)
                                                                  -----------       ----------

        Total stockholders' equity                                  4,107,028        5,092,055
                                                                  -----------       ----------

                                                                  $ 5,127,478       $6,015,602
                                                                  ===========       ==========




The accompanying notes are an integral part of these consolidated financial statements.

               PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE YEARS ENDED JUNE 30, 1998, 1997 AND 1996




                                                                 1998              1997             1996

REVENUES                                                      $ 4,053,052       $7,372,310       $8,055,271

COST OF GOODS SOLD                                              3,595,756        5,610,438        5,592,871
                                                              -----------       ----------       ----------

         Gross profit                                             457,296        1,761,872        2,462,400

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                    2,606,079        2,296,687        2,128,155
                                                              -----------       ----------       ----------

         Operating (loss) income                               (2,148,783)        (534,815)         334,245

GAIN ON SALE OF MARKETABLE SECURITIES                             157,417               --               --

INTEREST INCOME                                                    70,131          104,423          124,104

INTEREST EXPENSE                                                  (26,254)         (27,241)         (16,639)
                                                              -----------       ----------       ----------

         (Loss) income before provision for income taxes       (1,947,489)        (457,633)         441,710

PROVISION (BENEFIT) FOR INCOME TAXES                               13,300          (15,000)          36,000
                                                              -----------       ----------       ----------

         Net (loss) income                                    $(1,960,789)      $ (442,633)      $  405,710
                                                              ===========       ==========       ==========

BASIC (LOSS) EARNINGS PER SHARE                               $      (.32)      $     (.07)      $      .07
                                                              ===========       ==========       ==========

DILUTED (LOSS) EARNINGS PER SHARE                             $      (.32)      $     (.07)      $      .07
                                                              ===========       ==========       ==========

COMMON SHARES OUTSTANDING                                       6,099,347        5,982,210        5,980,502
                                                              ===========       ==========       ==========

COMMON SHARES OUTSTANDING ASSUMING DILUTION                     6,099,347        5,982,210        6,116,569
                                                              ===========       ==========       ==========



The accompanying notes are an integral part of these consolidated financial statements.

               PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                FOR THE YEARS ENDED JUNE 30, 1998, 1997 AND 1996




                                              NUMBER OF      COMMON       ADDITIONAL       RETAINED           TOTAL
                                               SHARES         STOCK        PAID-IN         EARNINGS        STOCKHOLDERS'
                                                                           CAPITAL         (DEFICIT)          EQUITY


BALANCE, JUNE 30, 1995                        5,980,502      $59,805      $5,145,655      $  (133,795)      $ 5,071,665

   Net income                                        --           --              --          405,710           405,710
                                              ---------      -------      ----------      -----------       -----------

BALANCE, JUNE 30, 1996                        5,980,502       59,805       5,145,655          271,915         5,477,375

   Proceeds from exercise of options
   to purchase common stock                      41,000          410          56,903               --            57,313

   Net loss                                          --           --              --         (442,633)         (442,633)
                                              ---------      -------      ----------      -----------       -----------

BALANCE, JUNE 30, 1997                        6,021,502       60,215       5,202,558         (170,718)        5,092,055

   Proceeds from exercise of options
   and warrants to purchase common stock         97,117          971          44,121               --            45,092

   Net proceeds from private
   placement of common stock                    500,000        5,000         925,670               --           930,670

   Net loss                                          --           --              --       (1,960,789)       (1,960,789)
                                              ---------      -------      ----------      -----------       -----------

BALANCE, JUNE 30, 1998                        6,618,619      $66,186      $6,172,349      $(2,131,507)      $ 4,107,028
                                              =========      =======      ==========      ===========       ===========



The accompanying notes are an integral part of these consolidated financial statements.

               PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE YEARS ENDED JUNE 30, 1998, 1997 AND 1996


                                                                   1998              1997             1996

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net (loss) income                                            $(1,960,789)      $ (442,633)      $  405,710
   Adjustments to reconcile net (loss) income to net cash
   (used in) provided by operating activities-
     Depreciation and amortization                                  426,976          428,054          308,275
     Deferred income taxes                                           12,300          (38,300)         (67,000)
     Gain on sale of marketable securities                         (157,417)              --               --
     Changes in assets and liabilities-
       Accounts receivable                                          (19,259)         672,993          276,567
       Inventories                                                  626,974          286,727         (395,215)
       Prepaid expenses                                              (4,597)           4,411          (21,810)
       Refundable income taxes                                       52,970          (22,694)         (30,276)
       Accounts payable                                            (147,345)        (557,517)         361,467
       Customer advances                                            116,841               --               --
       Accrued expenses                                              92,319          (41,409)         (21,041)
                                                                -----------       ----------       ----------

        Net cash (used in) provided by operating activities        (961,027)         289,542          816,677
                                                                -----------       ----------       ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of marketable securities                                    --          (30,000)              --
   Proceeds from the sale of marketable securities                  187,417               --               --
   Purchases of property and equipment                             (269,402)        (444,914)        (615,798)
   Increase in other assets                                        (116,507)         (58,690)         (59,844)
                                                                -----------       ----------       ----------

        Net cash used in investing activities                      (198,492)        (533,604)        (675,642)
                                                                -----------       ----------       ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayment of capital lease obligation                           (104,479)         (82,682)         (51,068)
   Net proceeds from private placement of common stock              930,670               --               --
   Proceeds from exercise of stock options and warrants              45,092           57,313               --
                                                                -----------       ----------       ----------

        Net cash provided by (used in) financing activities         871,283          (25,369)         (51,068)
                                                                -----------       ----------       ----------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS               (288,236)        (269,431)          89,967

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                      2,348,382        2,617,813        2,527,846
                                                                -----------       ----------       ----------

CASH AND CASH EQUIVALENTS, END OF YEAR                          $ 2,060,146       $2,348,382       $2,617,813
                                                                ===========       ==========       ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid during the year for-
     Interest                                                   $    26,254       $   27,241       $   16,639
                                                                ===========       ==========       ==========
     Income taxes                                               $        --       $  101,461       $  151,325
                                                                ===========       ==========       ==========

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTMENT ACTIVITIES:
   Capital lease obligation                                     $   139,567       $       --       $  299,180
                                                                ===========       ==========       ==========




The accompanying notes are an integral part of these consolidated financial statements.

               PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1998




(1)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       (a)    Nature of Business

              Precision Optics Corporation, Inc. (the Company) designs, manufactures and sells optical systems, components and thin-film coatings. The Company conducts business in one industry segment only and its customers are primarily domestic. The Company's products and services fall into two principal areas: (i) medical products for use by hospitals and physicians and (ii) advanced optical system design and development services and products.

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

       (d)    Cash and Cash Equivalents

              The Company includes in cash equivalents all highly liquid investments with original maturities of three months or less at the time of acquisition. There were no cash equivalents at June 30, 1998. Cash equivalents at June 30, 1997 included approximately $1,529,000 of United States Treasury bills.

       (e)    Marketable Securities

              The Company applies SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. The Company's investments in marketable securities are classified as available-for-sale. Marketable securities had a cost and market value of $30,000 at June 30, 1997. During fiscal 1998, the Company sold these securities and realized a gain of approximately $157,000.

               PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1998

                                   (Continued)


       (f)    Inventories

              Inventories are stated at the lower of cost (first-in, first-out) or market and include material, labor and manufacturing overhead. The components of inventories are as follows at June 30, 1998 and 1997:


                                                  1998            1997

               Raw material                     $588,727       $1,075,294
               Work-in-progress                  246,264          272,980
               Finished goods                    118,502          228,693
                                                --------       ----------

                                                $949,993       $1,576,967
                                                ========       ==========

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


                                                   ESTIMATED
               ASSET CLASSIFICATION                USEFUL LIFE

               Machinery and equipment             5-7 years
               Leasehold improvements              Life of lease
               Furniture and fixtures              5 years
               Vehicles                            3 years

       (h)    Significant Customers and Concentration of Credit Risk

              Statement of Financial Accounting Standards (SFAS) No. 105, Disclosure of Information About Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk, requires disclosure of any significant off-balance sheet and credit risk concentrations. Financial instruments that subject the Company to credit risk consist primarily of cash and cash equivalents and trade accounts receivable. The Company places its investments in highly rated financial institutions. The Company has not experienced any losses on these investments to date. At June 30, 1998 and 1997, receivables from the Company's largest customer were approximately 36% and 29% of the total accounts receivable, respectively. The Company has not experienced any material losses related to accounts receivable from individual customers.

               PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1998

                                   (Continued)


              Revenues from the Company's three largest customers were approximately 22%, 14% and 10%, respectively, of total revenues for the year ended June 30, 1998. Revenues from the Company's two largest customers were approximately 38% and 23%, respectively, of total revenues for the year ended June 30, 1997. Revenues from the Company's three largest customers were approximately 42%, 14% and 12% of total revenues for the year ended June 30, 1996. No other customers accounted for more than 10% of the Company's revenues in any of the three years ended June 30, 1998. Approximately 25%, 38% and 44% of the Company's revenues for the years ended June 30, 1998, 1997 and 1996, respectively, were derived from sales to agencies of the U.S. government or customers that supply agencies of the U.S. government.

       (i)    Research and Development

              Research and development costs, which are charged to operations as incurred, are included in selling, general and administrative expenses and include direct costs plus overhead. Such costs totaled approximately $897,000, $428,000 and $433,000 for the years ended June 30, 1998, 1997 and 1996, respectively.

       (j)    (Loss) Earnings per Share

              Basic (loss) earnings per share is computed by dividing net income
              (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted (loss) earnings per share for the year ended June 30, 1996 includes the effect of outstanding stock options of 136,067 shares computed in accordance with the treasury stock method. For the years ended June 30, 1998 and 1997, the effect of stock options was antidilutive; therefore, they were not included in the computation of diluted (loss) earnings per share. The Company has adopted SFAS No. 128, Earnings per Share, effective December 15, 1997. As a result, the Company's reported earnings per share for fiscal 1997 and 1996 were restated; however, this had no effect on previously reported earnings per share data. The number of shares that were excluded from the computation as their effect would be antidilutive were 1,864,500, 1,045,617 and 94,000, during fiscal 1998, 1997 and
              1996, respectively.

              The calculations of basic and diluted weighted average shares outstanding are as follows:


                                                                  1998           1997            1996

               Basic weighted average shares outstanding        6,099,347      5,982,210       5,980,502

               Dilutive shares                                         --             --         136,067
                                                                ---------      ---------       ---------

               Diluted weighted average shares outstanding      6,099,347      5,982,210       6,116,569
                                                                =========      =========       =========

               PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1998

                                   (Continued)


       (k)    Stock-Based Compensation

              The Company accounts for its stock-based compensation under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. In October 1995, the FASB issued SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123 establishes a fair-value-based method of accounting for stock-based compensation plans. The Company has adopted the disclosure-only alternative under SFAS No. 123, which required the disclosure of the pro forma effects on earnings and earnings per share as if the accounting prescribed by SFAS No. 123 had been adopted, as well as certain other information.

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

       (m)    Other Assets

              Patents are carried at cost, less accumulated amortization of approximately $107,000 and $71,000 at June 30, 1998 and 1997,
              respectively. Such costs are amortized using the straight-line method over the shorter of their legal or estimated useful lives, generally five to ten years.

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

(2)    LINE OF CREDIT

       At June 30, 1998, the Company had available a demand line of credit of $500,000 at an interest rate equal to the bank's prime rate (8.5% at June 30, 1998) plus 0.25%. Under the line of credit agreement, the Company is required to maintain certain financial ratios (Debt Service Coverage, Leverage, and Current Ratio) and must maintain a minimum cash liquidity of $1,000,000. The Company is in compliance with all such financial covenants at June 30, 1998, except the Debt Service Coverage Ratio for which a waiver or forbearance agreement is currently being negotiated. At June 30, 1998, there were no borrowings outstanding under this

               PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1998

                                   (Continued)


       line of credit. Borrowings under this line of credit are secured by all assets of the Company. The line of credit expires on November 30, 1998.

(3)    CAPITAL LEASE OBLIGATION

       At June 30, 1998, future minimum lease payments under capital lease obligations are as follows:


         FISCAL YEAR                                                 AMOUNT

         1999                                                       $ 128,283
         2000                                                         107,171
         2001                                                          76,834
         2002                                                          34,363
         2003                                                          15,524
                                                                    ---------

           Total minimum lease payments                               362,175

           Amount representing interest                               (48,142)
                                                                    ---------

           Present value of minimum lease payments                    314,033

           Less-Current portion                                       105,349
                                                                    ---------

                                                                    $ 208,684
                                                                    =========

       Capital leases are secured by all assets of the Company under a security agreement subordinate to the Company's demand line of credit.

(4)    COMMITMENTS

       (a)    Related Party Transactions

              The Company leases one of its facilities from a corporation owned by an officer of the Company. The lease terminates in December 1999 and requires lease payments of $9,000 per month. The Company may terminate the lease as of the end of any calendar year during the term by providing written notice to the lessor by June 30 of such year.

              The Company paid fees to a director of approximately $60,000 during each of fiscal 1998, 1997 and 1996 for consulting services. Another director is a partner in a law firm that has performed legal services for the Company during fiscal 1998, 1997 and 1996.

               PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1998

                                   (Continued)



       (b)    Operating Lease Commitments

              Total future minimum rental payments under all operating leases for fiscal 1999 are $116,000 and $6,000 thereafter.

              Rent expense on operating leases was approximately $217,000, $213,000 and $187,000 for the years ended June 30, 1998, 1997 and
              1996, respectively.

(5)    STOCKHOLDERS' EQUITY

       (a)    Warrants

              In conjunction with previous equity offerings, the Company issued warrants to acquire a total of 320,000 shares of common stock, of which warrants for a total of 100,000 shares expired during fiscal 1997 and 1996. Warrants for 2,000 shares were exercised during fiscal 1998. Warrants for 218,000 shares expire in approximately equal amounts on August 21, 1998 and October 23, 1998 and have an exercise price of $1.375 per share. As of June 30, 1998, all of these warrants were exercisable.

              During fiscal 1998, the Company completed a private placement of 500,000 shares of common stock with gross proceeds of $1,000,000. In conjunction with this offering, the purchasers were issued warrants to acquire 500,000 shares of common stock at an exercise price of $4.00 per share. The warrants are immediately exercisable and expire on June 25, 2003.

       (b)    Stock Options

              During 1989, the stockholders approved a stock option plan (the 1989 Plan) for key employees. The Plan, as amended, authorizes the grant of options to purchase up to 1,110,000 shares of the Company's common stock at an exercise price not less than 100% of the fair market value per share at the date of grant. Options granted are exercisable for a period determined by the Board of Directors, not to exceed 10 years from the date of grant.

              During fiscal 1998, the stockholders approved an incentive plan (the 1997 Incentive Plan), which provides eligible participants (certain employees, directors, consultants, etc.) the opportunity to receive a broad variety of equity based and cash awards. A total of 1,200,000 shares of common stock have been reserved for issuance under the 1997 Incentive Plan. Upon the adoption of the 1997 Incentive Plan, no new awards will be granted under the 1989 Plan. At June 30, 1998, 794,000 shares of common stock were available for future grants under the 1997 Incentive Plan.

             PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JUNE 30, 1998

                                 (Continued)



       The following is a summary of transactions in the Plans for the three years ended June 30, 1998:


                                                                        WEIGHTED
                                                                         AVERAGE
                                           NUMBER        OPTION PRICE   EXERCISE
                                          OF SHARES       PER SHARE       PRICE

   Options outstanding, June 30, 1995      395,000     $        1.375     $1.38
            Granted                         60,000         1.375-1.50      1.40
                                          --------     --------------     -----

   Options outstanding, June 30, 1996      455,000         1.375-1.50      1.38
            Granted                        190,000      1.5625-2.1875      1.89
            Exercised                      (41,000)      1.375-1.5625      1.40
                                          --------     --------------     -----

   Options outstanding, June 30, 1997      604,000       1.375-2.1875      1.54
            Granted                        416,000         2.75-3.844      3.72
            Exercised                      (27,500)             1.375      1.38
                                          --------     --------------     -----

   Options outstanding, June 30, 1998      992,500        1.375-3.844      2.46
                                          --------     --------------     -----

   Options exercisable, June 30, 1998      377,500     $  1.375-3.844     $2.04
                                           =======     ==============     =====


In addition, the Company has granted options outside the Plans, primarily to directors and consultants at 100% of the fair market value per share at the date of grant. The following is a summary of all transactions outside the Plans:

                                          NUMBER OF    OPTION PRICE     WEIGHTED
                                           SHARES        PER SHARE       AVERAGE
                                                                        EXERCISE
                                                                          PRICE

   Options outstanding, June 30, 1995      161,617      $.07-$5.69        $ .91
            Granted                         60,000            1.30         1.30
                                           -------      ----------        -----

   Options outstanding, June 30, 1996      221,617        .07-5.69         1.02
            Granted                             --              --           --
                                           -------      ----------        -----

   Options outstanding, June 30, 1997      221,617        .07-5.69         1.02
            Exercised                      (67,617)            .07          .07
                                           -------      ----------        -----

   Options outstanding, June 30, 1998      154,000        .50-5.69         1.43
                                           -------      ----------        -----

   Options exercisable, June 30, 1998      130,000      $.50-$5.69        $1.46
                                           =======      ==========        =====



               PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1998

                                   (Continued)


       The Company has computed the pro forma disclosures required under SFAS No. 123 for all stock options granted in fiscal 1998, 1997 and 1996 using the Black-Scholes option pricing model prescribed by SFAS No. 123.

       The assumptions used and the weighted average information for the years ended June 30, 1998, 1997 and 1996 are as follows:


                                                                                           YEARS ENDED
                                                                            1998               1997               1996

         Risk-free interest rates                                            6.06%              6.95%              6.83%
         Expected dividend yield                                               --                 --                 --
         Expected lives                                                   7 years            7 years            7 years
         Expected volatility                                                   90%                87%                87%
         Weighted average fair value of grants                              $3.02              $1.52              $1.12
         Weighted average remaining contractual life of
         options outstanding                                           8.33 years         8.16 years         8.57 years

       The effect of applying SFAS No. 123 would be as follows:


                                                                          1998                  1997             1996

                   Net (loss) income                                  $(1,960,789)           $(442,633)         $405,710
                       As reported
                       Pro forma                                       (2,340,964)            (520,373)          391,610

                   Net (loss) income per share
                       As reported, basic and diluted                 $      (.32)           $    (.07)         $    .07
                       Pro forma, basic and diluted                          (.38)                (.09)              .06


(6)    INCOME TAXES

       The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes, whereby a deferred tax asset or liability is measured by currently enacted tax rates applied to any temporary differences between the financial statement and tax bases of assets and liabilities.

               PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1998

                                   (Continued)



       The provision (benefit) for income taxes in the accompanying consolidated statements of operations consists of the following for the three years ended June 30, 1998:


                                        1998            1997            1996
         Current--
            Federal                   $    --        $ 26,300         $ 67,000
            State                       1,000           1,000            3,000
            Foreign                        --          (4,000)          33,000
                                      -------        --------         --------
                                        1,000          23,300          103,000
                                      -------        --------         --------
         Deferred--
            Federal                    10,500         (34,300)         (57,000)
            State                       1,800          (4,000)         (10,000)
                                      -------        --------         --------
                                       12,300         (38,300)         (67,000)
                                      -------        --------         --------

                                      $13,300        $(15,000)        $ 36,000
                                      =======        ========         ========

       A reconciliation of the federal statutory rate to the Company's effective tax rate for the three years ended June 30, 1998 is as follows:


                                                       1998      1997      1996

       Income tax (benefit) provision at federal
       statutory rate                                (34.0)%    (34.0)%    34.0%

       Increase (decrease) in tax resulting from-
            Temporary items with no tax benefit        2.2        6.1       7.3
            Tax credits utilized                        --         --      (4.1)
            Change in valuation allowance             32.5       22.9     (35.5)
            Effect of state taxes                       --       (4.6)       --
            Prior year tax adjustments                  --        5.2       5.0
            Other                                       --        1.1       1.5
                                                     -----      -----     -----

                Effective tax rate                     0.7%      (3.3)%     8.2%
                                                     =====      =====     =====


               PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1998

                                   (Continued)



       The components of the net deferred tax asset at June 30, 1998 and 1997 are approximately as follows:


                                                                              1998           1997

         Net operating loss carryforward                                    $622,000      $      --
         Reserves and accruals not yet deducted for tax purposes             316,000        311,000
         Other temporary differences                                          18,000         24,000
                                                                            --------      ---------

                                                                             956,000        335,000

         Valuation allowance                                                (811,000)      (178,000)
                                                                            --------      ---------

                  Net deferred tax asset                                    $145,000      $ 157,000
                                                                            ========      =========


       The Company has provided a valuation allowance to reduce the net deferred tax asset to an amount the Company believes it is "more likely than not" to be realized. The valuation allowance increased in fiscal 1998 due to the generation of a net operating loss carryforward. The net deferred tax asset represents the amount that can be carried back to offset the prior years' tax liabilities, if necessary. As of June 30, 1998, the Company has a net operating loss carryforward for U.S. federal income taxes of approximately $1,800,000, which expires in 2013.

(7)    PROFIT SHARING PLAN

       The Company has a defined contribution profit sharing plan that covers all eligible employees. The Company has accrued and charged to operations an employer contribution to this plan of $50,000 in fiscal 1996. No employer contributions were made in fiscal 1998 or 1997.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE: None.

                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, AND CONTROL PERSONS; COMPLIANCE WITH
         SECTION 16(A) OF THE EXCHANGE ACT: The Company will furnish to the Securities and Exchange Commission a definitive Proxy Statement (the "Proxy Statement") not later than 120 days after the close of its fiscal year ended June 30, 1998. The information required by this item is incorporated herein by reference to the Proxy Statement.

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

         3.1      Articles of Organization of the Company(1)

         3.2      By-laws of Precision Optics Corporation, Inc.(2)

         4.1      Specimen common stock certificate(1)

         4.2 Private Placement Selling Agent Common Stock Warrant No. 4 dated April 28, 1992 issued to James L. Davis and Schedule 1 of Omitted Documents(3)

         4.3 Initial Public Offering Common Stock Purchase Warrant No. 3 dated July 10, 1992 issued to John C. Michalak and Schedule 2 of Omitted Documents(3)

         4.4 Warrant No. U-1 to Purchase Shares of Common Stock of the Company dated January 24, 1992 issued to Nathan Newman and
                  Schedule 3 of Omitted Documents(3)

         4.5 Promissory Note dated December 5, 1991 between the Company and The First National Bank of Boston(4)

         4.6 Agreement Restricting Sale of Stock dated January 15, 1992 by and among Richard E. Forkey, the Company, Kennedy, Mathews, Landis, Healy & Pecora Incorporated, and Equity Securities Trading Co., Inc.(3)

         4.7 Common Stock Purchase Warrant dated June 30, 1998 issued to Special Situations Private Equity Fund, L.P.

         4.8 Common Stock Purchase Warrant dated June 30, 1998 issued to Special Situations Technology Fund, L.P.

         4.9 Registration Rights Agreement dated as of June 30, 1998 by and among the Company, Special Situations Private Equity Fund, L.P. and Special Situations Technology Fund, L.P.

         10.1 Lease dated June 29, 1984 between the Company and Equity, First Amendment to Commercial Lease dated June 25, 1990, and letter agreement dated June 25, 1990 renewing such lease(1)

         10.2 Precision Optics Corporation, Inc. 1989 Stock Option Plan amended to date (the "Plan")(5)

         10.3     Three separate life insurance policies on the life of Richard
                  E. Forkey(1)

         10.4 Master Lease Finance Agreement dated November 3, 1993 between the Company and BancBoston Leasing(5)

         10.5 Second Amendment to Commercial Lease between the Company and Equity dated December 9, 1994(6)

         10.6 Lease dated November 1, 1995 between the Company and Janice M. Bouchard, Trustee of Authority Drive Realty Trust(6)

         10.7     Precision Optics Corporation, Inc. 1997 Incentive Plan

         10.8 Stock Subscription Agreement dated as of June 30, 1998 by and among the Company, Special Situations Private Equity Fund, L.P. and Special Situations Technology Fund, L.P.

         21       Subsidiaries of Precision Optics Corporation, Inc.(6)

         27       Financial Data Schedule

         99       Important Factors Regarding Forward-Looking Statements(7)

(1) Incorporated herein by reference to the Company's Registration Statement on Form S-18 (No. 33-36710-B).

(2) Incorporated herein by reference to the Company's 1991 Annual Report on Form 10-KSB.

(3) Incorporated herein by reference to the Company's 1992 Annual Report on Form 10-KSB.

(4) Incorporated herein by reference to the Company's Registration Statement on Form S-1 (No. 33-43929).

(5) Incorporated herein by reference to the Company's 1994 Annual Report on Form 10-KSB.

(6) Incorporated herein by reference to the Company's 1996 Annual Report on Form 10-KSB.

(7) Incorporated herein by reference to the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 1996.


         (b)      REPORTS ON FORM 8-K.

                  None.

                                   SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: September 18, 1998                     PRECISION OPTICS CORPORATION, INC.


                                             By: /s/ Richard E. Forkey
                                                 ------------------------------
                                                 Richard E. Forkey
                                                 Chairman of the Board,
                                                 Chief Executive Officer,
                                                 President and Treasurer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By: /s/ Richard E. Forkey                    By: /s/ Jack P. Dreimiller
    -----------------------------                ------------------------------
    Richard E. Forkey                            Jack P. Dreimiller
    President, Treasurer and                     Senior Vice President, Finance,
    Director (principal                          Chief Financial Officer and
    executive officer)                           Clerk (principal financial and
                                                 accounting officer)

September 18, 1998                           September 18, 1998
---------------------------------            ----------------------------------
Date                                         Date



By: /s/ Joel R. Pitlor                       By: /s/ Edward A. Benjamin
    -----------------------------                ------------------------------
    Joel R. Pitlor                               Edward A. Benjamin
    Director                                     Director

September 18, 1998                           September 18, 1998
---------------------------------            ----------------------------------
Date                                         Date



By: /s/ Robert R. Shannon                    By: /s/ H. Angus Macleod
    -----------------------------                ------------------------------
    Robert R. Shannon                            H. Angus Macleod
    Director                                     Director

September 18, 1998                           September 18, 1998
---------------------------------            ----------------------------------
Date                                         Date



By: /s/ Austin W. Marxe
    -----------------------------
    Austin W. Marxe
    Director

September 18, 1998
---------------------------------
Date

                                INDEX TO EXHIBITS


         3.1      Articles of Organization of the Company(1)

         3.2      By-laws of Precision Optics Corporation, Inc.(2)

         4.1      Specimen common stock certificate(1)

         4.2 Private Placement Selling Agent Common Stock Warrant No. 4 dated April 28, 1992 issued to James L. Davis and Schedule 1 of Omitted Documents(3)

         4.3 Initial Public Offering Common Stock Purchase Warrant No. 3 dated July 10, 1992 issued to John C. Michalak and Schedule 2 of Omitted Documents(3)

         4.4 Warrant No. U-1 to Purchase Shares of Common Stock of the Company dated January 24, 1992 issued to Nathan Newman and
                  Schedule 3 of Omitted Documents(3)

         4.5 Promissory Note dated December 5, 1991 between the Company and The First National Bank of Boston(4)

         4.6 Agreement Restricting Sale of Stock dated January 15, 1992 by and among Richard E. Forkey, the Company, Kennedy, Mathews, Landis, Healy & Pecora Incorporated, and Equity Securities Trading Co., Inc.(3)

         4.7 Common Stock Purchase Warrant dated June 30, 1998 issued to Special Situations Private Equity Fund, L.P.

         4.8 Common Stock Purchase Warrant dated June 30, 1998 issued to Special Situations Technology Fund, L.P.

         4.9 Registration Rights Agreement dated as of June 30, 1998 by and among the Company, Special Situations Private Equity Fund, L.P. and Special Situations Technology Fund, L.P.

         10.1 Lease dated June 29, 1984 between the Company and Equity, First Amendment to Commercial Lease dated June 25, 1990, and letter agreement dated June 25, 1990 renewing such lease(1)

         10.2 Precision Optics Corporation, Inc. 1989 Stock Option Plan amended to date (the "Plan")(5)

         10.3     Three separate life insurance policies on the life of Richard
                  E. Forkey(1)

         10.4 Master Lease Finance Agreement dated November 3, 1993 between the Company and BancBoston Leasing(5)

         10.5 Second Amendment to Commercial Lease between the Company and Equity dated December 9, 1994(6)

         10.6 Lease dated November 1, 1995 between the Company and Janice M. Bouchard, Trustee of Authority Drive Realty Trust(6)

         10.7     Precision Optics Corporation, Inc. 1997 Incentive Plan

         10.8 Stock Subscription Agreement dated as of June 30, 1998 by and among the Company, Special Situations Private Equity Fund, L.P. and Special Situations Technology Fund, L.P.

         21       Subsidiaries of Precision Optics Corporation, Inc.(6)

         27       Financial Data Schedule

         99       Important Factors Regarding Forward-Looking Statements(7)


(1) Incorporated herein by reference to the Company's Registration Statement on Form S-18 (No. 33-36710-B).

(2) Incorporated herein by reference to the Company's 1991 Annual Report on Form 10-KSB.

(3) Incorporated herein by reference to the Company's 1992 Annual Report on Form 10-KSB.

(4) Incorporated herein by reference to the Company's Registration Statement on Form S-1 (No. 33-43929).

(5) Incorporated herein by reference to the Company's 1994 Annual Report on Form 10-KSB.

(6) Incorporated herein by reference to the Company's 1996 Annual Report on Form 10-KSB.

(7) Incorporated herein by reference to the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 1996.