Form 10QSB
period 1998-09-30
PRECISION OPTICS CORPORATION INC
filed 1998-11-12
CIK 867840

                                   FORM 10-QSB

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarterly period ended September 30, 1998

Commission file number     001-10647
                         -------------


                       PRECISION OPTICS CORPORATION, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


        Massachusetts                                            04-2795294
-------------------------------                             --------------------
(State or other jurisdiction of                               (I.R.S. Employer
  incorporation or organization)                             Identification No.)


               22 East Broadway, Gardner, Massachusetts      01440-3338
--------------------------------------------------------------------------------
               (Address of principal executive offices)      (Zip Code)


                                 (508) 630-1800
--------------------------------------------------------------------------------
                (Issuer's telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes (X)       No (  )

The number of shares outstanding of issuer's common stock, par value $.01 per share, at September 30, 1998 was 6,677,595 shares.

Transitional Small Business Disclosure Format (check one):

Yes (  )       No (X)

               PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES


                                      INDEX
                                      -----

                                                                                    Page
                                                                                    ----
PART I.           FINANCIAL INFORMATION:

ITEM 1            Consolidated Financial Statements

                  Consolidated Balance Sheets -                                       1
                      September 30, 1998
                      and June 30, 1998 (unaudited)

                  Consolidated Statements of Operations -                             2
                      Three Months Ended September 30, 1998
                      and September 30, 1997 (unaudited)

                  Consolidated Statements of Cash Flows -                             3
                      Three Months Ended September 30, 1998
                      and September 30, 1997 (unaudited)

                  Notes to Consolidated Financial Statements                          4


ITEM 2
                  Management's Discussion and Analysis of
                      Financial Condition and Results of Operations                 5-7


PART II.          OTHER INFORMATION

ITEMS 1-5         Not Applicable

ITEM 6            Exhibits and Reports on Form 8-K


                      (a)  Exhibits - None

                      (b)  Reports on Form 8-K - None

               PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                     ASSETS


                                                                       September 30, 1998    June 30, 1998
                                                                       ------------------    -------------
CURRENT ASSETS
         Cash and Cash Equivalents                                         $ 1,439,570       $ 2,060,146
         Accounts Receivable, Net                                              245,731           486,070
         Inventories                                                         1,054,763           949,993
         Deferred Tax Asset                                                    145,000           145,000
         Prepaid Expenses                                                      103,269            44,870
                                                                           -----------       -----------
                  Total Current Assets                                       2,988,333         3,686,079
                                                                           -----------       -----------
PROPERTY AND EQUIPMENT                                                       3,635,673         3,471,589
         Less:  Accumulated Depreciation                                     2,391,320         2,318,380
                                                                           -----------       -----------
                  Net Property and Equipment                                 1,244,353         1,153,209
                                                                           -----------       -----------
OTHER ASSETS                                                                   282,442           288,190
                                                                           -----------       -----------
TOTAL ASSETS                                                               $ 4,515,128       $ 5,127,478
                                                                           ===========       ===========

                                  LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
         Accounts Payable                                                  $   167,266       $   124,566
         Accrued Payroll                                                        93,100           121,262
         Accrued Professional Services                                          61,457            80,140
         Accrued Profit Sharing and Bonuses                                     28,500            27,798
         Accrued Income Taxes                                                    4,082             4,924
         Accrued Vacation                                                       66,224            88,514
         Accrued Warranty Expense                                               50,000            50,000
         Customer Advances                                                          --           116,841
         Current Portion of Capital Lease Obligation                            98,480           105,349
         Other Accrued Liabilities                                               6,000            91,372
                                                                           -----------       -----------
                  Total Current Liabilities                                    575,109           811,766
                                                                           -----------       -----------
CAPITAL LEASE OBLIGATION                                                       186,388           208,684
                                                                           -----------       -----------

STOCKHOLDERS' EQUITY
         Common Stock, $.01 par value-
              Authorized -- 10,000,000 shares
              Issued and Outstanding -- 6,677,595 and
                  6,618,619 shares at September 30, 1998
                  June 30, 1998, respectively                                   66,776            66,186
         Additional Paid-in Capital                                          6,242,446         6,172,349
         Accumulated Deficit                                                (2,555,591)       (2,131,507)
                                                                           -----------       -----------
                  Total Stockholders' Equity                                 3,753,631         4,107,028
                                                                           -----------       -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $ 4,515,128       $ 5,127,478
                                                                           ===========       ===========

               PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                           FOR THE THREE MONTHS ENDED
                    SEPTEMBER 30, 1998 AND SEPTEMBER 30, 1997
                                   (UNAUDITED)


                                                    1998           1997
                                                    ----           ----
REVENUES                                         $ 679,895      $ 983,708

COST OF GOODS SOLD                                 516,129        749,816
                                                 ---------      ---------
     Gross Profit                                  163,766        233,892

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES                          600,480        635,791
                                                 ---------      ---------
     Operating Loss                               (436,714)      (401,899)

INTEREST EXPENSE                                    (6,678)        (5,532)

INTEREST INCOME                                     19,308         25,191
                                                 ---------      ---------
     Loss Before Provision for Income Taxes       (424,084)      (382,240)

PROVISION FOR INCOME TAXES                              --             --
                                                 ---------      ---------
     Net Loss                                    $(424,084)     $(382,240)
                                                 =========      =========
Basic (Loss) Earnings Per Share                  $   (0.06)     $   (0.06)
                                                 =========      =========
Diluted (Loss) Earnings Per Share                $   (0.06)      $  (0.06)
                                                 =========      ==========
Common Shares Outstanding                        6,649,179      6,040,252
                                                 =========      =========

Common Shares Outstanding Assuming Dilution      6,649,179      6,040,252
                                                 =========      =========



               PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           FOR THE THREE MONTHS ENDED
                   SEPTEMBER 30, 1998 AND SEPTEMBER 30, 1997
                                  (UNAUDITED)


                                                                            1998            1997
                                                                          --------         -------

CASH FLOWS FROM OPERATING ACTIVITIES:
       Net Loss                                                         $ (424,084)       $ (382,240)

       Adjustments to Reconcile Net Loss to Net Cash
         Used In Operating Activities -
              Depreciation and Amortization                                 83,411            87,956
              Changes in Assets and Liabilities-
                  Accounts Receivable                                      240,339            (3,772)
                  Inventories                                             (104,770)           74,020
                  Prepaid Expenses                                         (50,899)           27,076
                  Refundable Income Taxes                                       --            52,970
                  Accounts Payable                                          42,700           (18,250)
                  Customer Advances                                       (116,841)               --
                  Accrued Expenses                                         155,647)          139,209
                                                                        ----------        ----------
                  Net Cash Used In Operating Activities                   (485,791)         (301,449)
                                                                        -----------       ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
       Capital Expenditures                                               (164,084)         (133,238)
       Increase in Other Assets                                             (4,724)          (27,595)
                                                                        ----------        ----------
           Net Cash Used in Investing Activities                          (168,808)         (160,833)
                                                                        ----------        ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Repayment of Capital Lease Obligation                               (29,164)          (21,719)
       Expenses Associated with Private Placement of
         Common Stock                                                      (13,483)               --
       Proceeds from Exercise of Warrants                                   76,670            34,375
           Net Cash Provided By (used in) Financing Activities              34,023            12,656
                                                                        ----------        ----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                 (620,576)        (449,626)

CASH AND CASH EQUIVALENTS AT BEGINNING
  OF PERIOD                                                              2,060,146         2,348,382
                                                                        ----------        ----------

CASH AND CASH EQUIVALENTS AT END
  OF  PERIOD                                                            $1,439,570        $1,898,756
                                                                        ==========        ==========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
 INFORMATION:
       Cash Paid for-
        Interest                                                        $    6,678        $    5,532
                                                                        ==========        ==========
        Income Taxes                                                    $      842                --
                                                                        ==========        ==========

Page 3 of 10

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

       These financial statements have been prepared by the Company, without audit, and reflect normal recurring adjustments which, in the opinion of management, are necessary for a fair statement of the results of the first quarter of the Company's fiscal year 1999. These financial statements do not include all disclosures associated with annual financial statements and, accordingly, should be read in conjunction with footnotes contained in the Company's financial statements for the period ended June 30, 1998 together with the auditors' report filed under cover of the Company's 1998 Annual Report on Form 10-KSB.

       Basic (loss) earnings per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. For the three months ended September 30, 1998 and 1997, the effect of stock options and warrants was antidilutive; therefore, they were not included in the computation of diluted (loss) earnings per share. The Company has adopted SFAS No. 128, Earnings per Share, effective December 15, 1997. As a result, the Company's reported loss per share for the three months ended September 30, 1997 was restated; however, this had no effect on previously reported loss per share data. The number of shares that were excluded from the computation as their effect would be antidilutive were 1,754,500 and 1,045,617, for the three months ended September 30, 1998 and 1997, respectively.


2.     INVENTORIES

       Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

                                                                 September 30, 1998      June 30, 1998
                                                                 ------------------      -------------
                 Raw Materials                                     $  678,267              $588,727
                 Work-In-Process                                      249,739               246,264
                 Finished Goods and Components                        346,757               118,502
                                                                   ----------              --------
                          Total Inventories                        $1,054,763              $949,993
                                                                   ==========              ========


               PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


IMPORTANT FACTORS REGARDING FORWARD-LOOKING STATEMENTS

     When used in this discussion, the words "believes", "anticipates", "intends to", and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected. See "Important Factors Regarding Forward-Looking Statements" filed with the Company's Annual Report on Form 10-KSB for the period ending June 30, 1998 as
Exhibit 99 and incorporated herein by reference. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. The Company undertakes no obligation to publicly release the result of any revision to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

LIQUIDITY AND CAPITAL RESOURCES

     For the three months ended September 30, 1998, the Company's cash and cash equivalents decreased by approximately $620,000 to $1,440,000. The decrease in cash and cash equivalents was due to cash used by operating activities of approximately $486,000, capital expenditures of approximately $164,000, repayment of debt of approximately $29,000, expenses associated with a private placement of common stock of approximately $13,000, and an increase in other assets (primarily patents) of $5,000, partially offset by proceeds received from exercise of warrants of approximately $77,000.

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

     The Company continues to maintain a secured line of credit of $500,000 available with a bank at 1/4% over the prime rate. Under the terms of the line of credit, the Company is required to maintain certain ratios under specified financial covenants (Debt

Service Coverage, Leverage, Current Ratio), and must maintain a minimum cash liquidity of $1,000,000. The Company was in compliance with all such covenants as of June 30, 1998, except with respect to the Debt Service Coverage ratio. There can be no assurance that the Company will be able to comply with all of such terms. As of September 30, 1998, there were no borrowings outstanding under the line of credit.

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



RESULTS OF OPERATIONS

     Total revenues for the three months ending September 30, 1998 decreased by $303,813, or 30.9% from the same period in the prior year, due primarily to lower sales of night-vision products due to successful completion during the prior fiscal year of two government production subcontracts.

     Revenues from the Company's three largest customers were approximately 27%, 18% and 11% of total revenues for the quarter ended September 30, 1998, and revenues from the Company's two largest customers were approximately 25% and 13% of total revenues for the quarter ended September 30, 1997. No other customers accounted for more than 10% of the Company's revenues during those periods.

     For the quarter ended September 30, 1998, approximately 6% of the Company's total revenues were derived from production and development contracts and subcontracts involving the Government and its agencies compared to approximately 28% for the corresponding period of the prior year. The Company's current Government business is substantially complete, and there can be no assurance that the Government will award future contracts or subcontracts to the Company.

     Gross profit for the three months ending September 30, 1998 decreased from the same period in the prior year by $70,126, but increased as a percentage of revenues from 23.8% in fiscal year 1998 to 24.1% in the current period. The decrease in gross profit was due mainly to lower sales volume in the current quarter.

     Selling, general and administrative expenses decreased by $35,311, or 5.6% from the same period in the prior year due primarily to lower sales and marketing expenses.

     Interest expense relates primarily to capital lease obligations incurred in fiscal years 1994, 1996 and 1998.

     Interest income decreased by $5,883 from the previous year due to the lower investment base of cash.

     No income tax provision was recorded in the first quarter of fiscal year 1998 or 1997 because of the losses.

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

     These successful development efforts have resulted in prototypes of a 10-nanometer bandwidth WDM filter and several narrow (under 1-nanometer) bandwidth filters. The Company is currently supporting product evaluation tests with several potential optical thin film filter and coating customers for applications in the telecommunications and semi-conductor industries. The Company believes that these efforts should lead to significant future thin film sales.

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


                                       PRECISION OPTICS CORPORATION, INC.



DATE:  November 6, 1998                BY: /s/ Jack P. Dreimiller
                                           -------------------------------------
                                               Jack P. Dreimiller
                                               Senior Vice President, Finance,
                                               Chief Financial Officer and Clerk

                                  EXHIBIT INDEX


EXHIBIT NUMBER                     DESCRIPTION

     27           Financial Data Schedule