Form 10QSB
period 1998-12-31
PRECISION OPTICS CORPORATION INC
filed 1999-02-11
CIK 867840

                                   FORM 10-QSB

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarterly period ended December 31, 1998

Commission file number      001-10647
                      --------------------


                       PRECISION OPTICS CORPORATION, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


        MASSACHUSETTS                                   04-2795294
--------------------------------                    -------------------
(State or other jurisdiction of                     (I.R.S. Employer
  incorporation or organization)                    Identification No.)


             22 EAST BROADWAY, GARDNER, MASSACHUSETTS   01440-3338
--------------------------------------------------------------------------------
             (Address of principal executive offices)   (Zip Code)


                                 (978) 630-1800
--------------------------------------------------------------------------------
                (Issuer's telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes (X)       No (  )

The number of shares outstanding of issuer's common stock, par value $.01 per share, at December 31, 1998 was 6,677,595 shares.

Transitional Small Business Disclosure Format (check one):
Yes (  )       No (X)

               PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES


                                      INDEX
                                      -----

                                                                          PAGE
                                                                          ----
PART I.           FINANCIAL INFORMATION:

ITEM 1            Consolidated Financial Statements

                  Consolidated Balance Sheets -                            1
                      December 31, 1998
                      and June 30, 1998 (unaudited)

                  Consolidated Statements of Operations -                  2
                      Quarter Ended December 31, 1998
                      and December 31, 1997 (unaudited)

                      Six Months Ended December 31, 1998
                      and December 31, 1997 (unaudited)

                  Consolidated Statements of Cash Flows -                  3
                      Six Months Ended December 31, 1998
                      and December 31, 1997 (unaudited)

                  Notes to Consolidated Financial Statements              4-5


ITEM 2
                  Management's Discussion and Analysis of                 6-9
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

ITEM 6            Exhibits and Reports on Form 8-K

                      (a)  Exhibits - Exhibit 27

                      (b)  Reports on Form 8-K - None



               PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
                                     ASSETS


                                                                         DECEMBER 31, 1998        JUNE 30, 1998
                                                                         -----------------        -------------
CURRENT ASSETS
         Cash and Cash Equivalents                                             $807,210             $2,060,146
         Accounts Receivable, Net                                               566,501                486,070
         Inventories                                                          1,015,842                949,993
         Deferred Tax Asset                                                          --                145,000
         Prepaid Expenses                                                       112,293                 44,870
         Refundable Income Taxes                                                136,346                     --
                                                                              ---------             ----------
                  Total Current Assets                                        2,638,192              3,686,079
                                                                              ---------             ----------
PROPERTY AND EQUIPMENT                                                        3,791,934              3,471,589
         Less:  Accumulated Depreciation                                      2,480,178              2,318,380
                                                                              ---------              ---------
                  Net Property and Equipment                                  1,311,756              1,153,209
                                                                              ---------              ---------
OTHER ASSETS                                                                    284,188                288,190
                                                                              ---------              ---------
TOTAL ASSETS                                                                 $4,234,136             $5,127,478
                                                                              ---------              ---------
                                                                              ---------              ---------


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
         Accounts Payable                                                    $  198,674             $  124,566
         Accrued Payroll                                                        106,332                121,262
         Accrued Professional Services                                           60,173                 80,140
         Accrued Profit Sharing and Bonuses                                      42,000                 28,798
         Accrued Income Taxes                                                     4,082                  4,924
         Accrued Vacation                                                        59,543                 88,514
         Accrued Warranty Expense                                                50,000                 50,000
         Customer Advances                                                           --                116,841
         Current Portion of Capital Lease Obligation                            104,190                105,349
         Other Accrued Liabilities                                               14,275                 91,372
                                                                              ---------              ---------
                  Total Current Liabilities                                     639,269                811,766
                                                                              ---------              ---------
CAPITAL LEASE OBLIGATION                                                        220,250                208,684
                                                                              ---------              ---------

STOCKHOLDERS' EQUITY
         Common Stock, $.01 par value-
              Authorized -- 10,000,000 shares
              Issued and Outstanding -- 6,677,595 and
                  6,618,619 shares at December 31, 1998
                  June 30, 1998, respectively                                    66,776                 66,186
         Additional Paid-in Capital                                           6,201,511              6,172,349
         Accumulated Deficit                                                 (2,893,670)            (2,131,507)
                                                                              ---------              ---------
                  Total Stockholders' Equity                                  3,374,617              4,107,028
                                                                              ---------              ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                   $4,234,136             $5,127,478
                                                                              ---------              ---------
                                                                              ---------              ---------




               PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   FOR THE SECOND QUARTER AND SIX MONTHS ENDED
                           DECEMBER 31, 1998 AND 1997




                                                    -- SECOND QUARTER --                 -- SIX MONTHS --
                                                       1998          1997                1998           1997
                                                       ----          ----                ----           ----
                                                    (UNAUDITED)   (UNAUDITED)         (UNAUDITED)    (UNAUDITED)
REVENUES                                              $857,090     $1,081,220          $1,536,985     $2,064,928

COST OF GOODS SOLD                                     505,457        961,465           1,021,586      1,711,281
                                                      --------       --------          ----------     ----------

         GROSS PROFIT                                  351,633        119,755             515,399        353,647

SELLING, GENERAL and
ADMINISTRATIVE EXPENSES                                683,822        677,616           1,284,302      1,313,407
                                                     ---------      ---------          ----------     ----------

         OPERATING LOSS                               (332,189)      (557,861)           (768,903)      (959,760)

INTEREST EXPENSE                                        (7,506)        (5,724)            (14,184)       (11,256)

INTEREST INCOME                                         10,271         19,826              29,579         45,017
                                                     ---------      ---------          ----------    -----------

         LOSS BEFORE PROVISION
         FOR INCOME TAXES                             (329,424)      (543,759)           (753,508)      (925,999)

PROVISION FOR INCOME TAXES                               8,655             --               8,655             --
                                                    ----------   ------------          ----------    -----------

         NET LOSS                                    $(338,079)     $(543,759)          $(762,163)     $(925,999)
                                                    ----------   ------------          ----------    -----------
                                                    ----------   ------------          ----------    -----------
BASIC AND DILUTED LOSS PER SHARE                        ($0.05)        ($0.09)             ($0.11)        ($0.15)
                                                    ----------   ------------          ----------    -----------
                                                    ----------   ------------          ----------    -----------
COMMON SHARES OUTSTANDING                            6,677,595      6,046,502           6,661,204      6,042,931
                                                    ----------   ------------          ----------    -----------
                                                    ----------   ------------          ----------    -----------


               PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            FOR THE SIX MONTHS ENDED
                    DECEMBER 31, 1998 AND DECEMBER 31, 1997
                                  (UNAUDITED)


                                                                                  1998                1997
                                                                                  ----                ----
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net Loss                                                               $ (762,163)         $ (925,999)
       Adjustments to Reconcile Net Loss to Net Cash
         Used In Operating Activities -
              Depreciation and Amortization                                      183,061             196,997
              Deferred Income Taxes                                                8,655                  --
              Non-Cash Royalty Expense                                             1,875                  --

              Changes in Assets and Liabilities-
                  Accounts Receivable                                            (80,431)            (45,759)
                  Inventories                                                    (65,849)            242,619
                  Prepaid Expenses                                               (61,798)            (39,369)
                  Refundable Income Taxes                                             --              52,970
                  Accounts Payable                                                74,108              (5,728)
                  Customer Advances                                             (116,841)                 --
                  Accrued Expenses                                              (128,605)            (82,866)
                                                                             ------------         -----------
                  Net Cash Used In Operating Activities                         (947,988)           (606,935)
                                                                             ------------         -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
       Capital Expenditures                                                     (247,547)           (191,831)
       Increase in Other Assets                                                  (17,262)            (77,924)
                                                                             ------------         -----------
           Net Cash Used in Investing Activities                                (264,809)           (269,755)
                                                                             ------------         -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
       Repayment of Capital Lease Obligation                                     (62,391)            (47,792)
       Expenses Associated with Private Placement of
         Common Stock                                                            (54,418)                 --
       Proceeds from Exercise of Warrants                                         76,670              34,375
                                                                             ------------         -----------
       Net Cash Used in Financing Activities                                     (40,139)            (13,417)
                                                                             ------------         -----------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                     (1,252,936)           (890,107)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                               2,060,146           2,348,382
                                                                             ------------         -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                   $   807,210          $1,458,275
                                                                             ------------         -----------
                                                                             ------------         -----------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
 INFORMATION:
       Cash Paid for-
         Interest                                                            $    14,184          $   11,256
                                                                             ------------         -----------
                                                                             ------------         -----------
         Income Taxes                                                        $        --          $   39,608
                                                                             ------------         -----------
                                                                             ------------         -----------
SUPPLEMENTAL DISCLOSURES OF NON-CASH
 INVESTING & FINANCING ACTIVITIES:

       Capital Lease Obligation                                             $     72,798          $  139,567
                                                                             ------------         -----------
                                                                             ------------         -----------
       Common Stock Issued for Payment of Royalties                         $      7,500          $       --
                                                                             ------------         -----------
                                                                             ------------         -----------

                       PRECISION OPTICS CORPORATION, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       (a)    BASIS OF PRESENTATION

              The accompanying consolidated financial statements include the accounts of Precision Optics Corporation, Inc. and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

              These financial statements have been prepared by the Company, without audit, and reflect normal recurring adjustments which, in the opinion of management, are necessary for a fair statement of the results of the second quarter and first half of the Company's fiscal year 1999. These financial statements do not include all disclosures associated with annual financial statements and, accordingly, should be read in conjunction with footnotes contained in the Company's financial statements for the period ended June 30, 1998 together with the auditors' report filed under cover of the Company's 1998 Annual Report on Form 10-KSB.

       (b)    (LOSS) EARNINGS PER SHARE

              Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. For the six months ended December 31, 1998 and 1997, the effect of stock options and warrants was antidilutive; therefore, they were not included in the computation of diluted loss per share. The Company has adopted SFAS No. 128, EARNINGS PER SHARE, effective December 15, 1997. As a result, the Company's reported loss per share for the quarter and six months ended December 31, 1997 was restated; however, this had no effect on previously reported loss per share data. The number of shares that were excluded from the computation as their effect would be antidilutive were 1,596,500 for the quarter and six months ended December 31, 1998 and 1,379,117 for the quarter and six months ended December 31, 1997.

       (c)    FINANCIAL INSTRUMENTS

              SFAS No. 107, DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS, requires disclosures about the fair value of financial instruments. Financial instruments consist principally of cash equivalents, accounts receivable, accounts payable, and capital lease obligations. The estimated fair value of these financial instruments approximates their carrying value.

       (d)    LONG-LIVED ASSETS

              In accordance with the provisions of SFAS No. 121, ACCOUNTING FOR IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF, the Company evaluates the realizability of its long-lived assets at each reporting period based on projected future cash flows. As of December 31, 1998 and 1997, the Company has determined that no material adjustment to the carrying value of its long-lived assets was required.

       (e)    WARRANTY COSTS

              The Company does not incur future performance obligations in the normal course of business other than providing a standard one-year warranty on materials and workmanship to its customers. The Company provides for estimated warranty costs at the time product revenue is recognized.

       (f)    NEW ACCOUNTING STANDARD

              In July 1997, The FASB issued SFAS No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION. SFAS No. 131 requires certain financial and supplementary information to be disclosed on an annual and interim basis for each reportable segment of an enterprise. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997. Unless impracticable, companies would be required to restate prior period information upon adoption. The Company does not believe the adoption of this accounting pronouncement will have a significant impact on the Company's financial statements.


2. INVENTORIES

   Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:


                                             DECEMBER 31, 1998            JUNE 30, 1998
                                             -----------------            -------------
        Raw Materials                          $   621,314                    588,727

        Work-In-Process                            277,142                    242,764

        Finished Goods and Components              117,386                    118,502
                                               -----------                   --------
                 Total Inventories              $1,015,842                   $949,993
                                               -----------                   --------
                                               -----------                   --------


               PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

IMPORTANT FACTORS REGARDING FORWARD-LOOKING STATEMENTS

         When used in this discussion, the words "believes", "anticipates", "intends to" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected. These risks and uncertainties, many of which are not within the Company's control, include, but are not limited to, the uncertainty and timing of the successful development of the Company's new products, particularly in the optical thin films area; the risks associated with reliance on a few key customers; the Company's ability to attract and retain personnel with the necessary scientific and technical skills; the timing and completion of significant orders; the timing and amount of the Company's research and development expenditures; the timing and level of market acceptance of customers' products for which the Company supplies components; the level of market acceptance of competitors' products; the ability of the Company to control costs associated with performance under fixed price contracts; and the continued availability to the Company of essential supplies, materials and services. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the result of any revision to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

LIQUIDITY AND CAPITAL RESOURCES

         For the six months ended December 31, 1998, the Company's cash and cash equivalents decreased by approximately $1,253,000 to $807,000. The decrease in cash and cash equivalents was due to cash used by operating activities of approximately $948,000, capital expenditures of approximately $248,000, repayment of debt of approximately $62,000, expenses of approximately $54,000 associated with a private placement of common stock in fiscal year 1998, and an increase in other assets (primarily patents) of $17,000, partially offset by proceeds received from exercise of warrants of approximately $76,000.

         During the quarter ending December 31, 1998, the Company entered into two five-year lease obligations for the acquisition of manufacturing equipment totaling approximately $73,000.

         The Company's working capital was approximately $4,488,000, $3,939,000 and $2,874,000 at June 30, 1996, 1997 and 1998, respectively, and decreased further to approximately $1,999,000 at December 31, 1998. This trend is primarily the result of losses being generated beginning in fiscal 1997, due primarily to a reduction in night vision products revenues occurring over the last thirty months ending December 1998 and significant investments in internal research and development and capital expenditures in order to transition the Company into more profitable business areas such as medical products and optical thin films.

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

         Furthermore, depending upon the market acceptance of the Company's products, the Company believes that it may need to acquire new facilities, add additional manufacturing or research and development equipment, or acquire a business that has complementary products or manufactures or sells to the Company components, materials, supplies, or services used in the manufacture, marketing, distribution, or servicing of the Company's products.

         The Company continues to maintain a secured line of credit of $500,000 available with a bank at 1/4% over the prime rate. Under the terms of the line of credit, the Company is required to maintain certain ratios under specified financial covenants (Debt Service Coverage, Leverage, Current Ratio), and must maintain a minimum cash liquidity of $1,000,000. The Company was not in compliance with all such covenants as of December 31, 1998. There can be no assurance that the Company will be able to achieve and/or maintain compliance with all of such terms. As of December 31, 1998, there were no borrowings outstanding under the line of credit.

         The Company currently has no material unused sources of liquidity other than its cash and cash equivalents and accounts receivable. If these liquidity sources, along with revenues from operations, are not sufficient to fund operations or growth, the Company will require additional financing. The timing and amount of additional financing requirements depend on a number of factors, including the status of development and commercialization efforts, the cost of equipment and personnel to support manufacturing of new and existing products, and the amount of working capital necessary to start up and maintain operations supporting new products. The Company may seek additional funds through public or private equity or debt financing. There can be no assurance that such funds will be available on satisfactory terms, if at all. Lack of necessary funds may require the Company to delay, scale back or eliminate some or all of its development efforts and undertake other cost reduction measures.

RESULTS OF OPERATIONS

         Total revenues for the second quarter and six months ended December 31, 1998 decreased by $224,130 or 20.7% and $527,943 or 25.6%, respectively, from the same periods in the prior year.

         The revenue decrease from the prior year for the second quarter was due to lower sales of non-medical products (down 73%), partially offset by higher sales of medical products (up 4%).

         Similarly, the revenue decrease from the prior year for the six months ended December 31, 1998 was due to lower sales of non-medical products (down 74%), partially offset by higher sales of medical products (up 1%).

         The reduction in non-medical sales was primarily due to lower sales of night vision products due to successful completion during the prior fiscal year of several government contracts. The increase in sales of medical products was due primarily to initial shipments of stereo endoscopes and cameras beginning in the second quarter of fiscal 1999. Future shipments under the existing purchase order for stereo endoscope products are scheduled through approximately April 1999. The incremental sales from shipments of stereo endoscope products were partially offset by lower sales of non-stereo endoscopes and endocouplers in the second quarter and six months ended December 31, 1998.

         Included in total revenues are sales for customer-funded research and development projects totaling approximately $18,000 and $145,000 for the quarter ending December 31, 1998 and 1997, respectively, and approximately $204,000 and $208,000 for the six months ended December 31, 1998 and 1997, respectively. Levels of customer-funded research and development can fluctuate greatly in any given period depending upon the level of customer demand during such period.

         Revenues from the Company's two largest customers were approximately 37% and 13% of total revenues for the six months ended December 31, 1998, and revenues from the Company's three largest customers were approximately 25%, 12% and 11% of total revenues for the six months ended December 31, 1997. No other customers accounted for more than 10% of the Company's revenues during those periods.

         For the six months ended December 31, 1998, approximately 2% of the Company's total revenues were derived from production and development contracts and subcontracts involving the United States government compared to approximately 27% for the corresponding period of the prior year. The Company's current government business is substantially complete and there can be no assurance that the government will award future contracts or subcontracts to the Company.

         Gross profit expressed as a percentage of revenues increased from 11.1% to 41.0% for the quarter, and from 17.1% to 33.5% for the six months ended December 31, 1998, compared to the corresponding periods in the prior year. The increase in the gross profit percentage was due primarily to shipments with a significantly more favorable product mix in the current periods which resulted in proportionately lower manufacturing costs.

         In addition to customer-funded research and development, the Company invested approximately $259,000 and $199,000 for the quarter ending December 31, 1998 and 1997, respectively (up 30%), and approximately $495,000 and $425,000 for the six months ended December 31, 1998 and 1997, respectively (up 16%) on internal research and development projects. These amounts are included in selling, general and administrative expenses. During both years, internal research and development expenses consisted primarily of development efforts related to Wavelength Division Multiplexer (WDM) optical filters used in telecommunication systems, which are discussed further below.

         Selling, general and administrative expenses increased for the second quarter by $6,206 or .9% and decreased for the six months ended December 31, 1998 by $29,105 or 2.2% compared to the corresponding periods of the prior year. The year to date decrease was due primarily to lower sales and marketing expenses, partially offset by higher research and development expenditures.

         Interest income decreased by $9,555 for the second quarter and by $15,438 for the six months ended December 31, 1998 due to the lower investment base of cash.

         No income tax provision was recorded in fiscal year 1998 because of the loss. The income tax provision of $8,655 in the current year is attributable to the amount of refundable taxes that could not be carried back to offset prior years' income taxes.

YEAR 2000 READINESS

         Based on a recent preliminary assessment, the Company has determined that it is required to modify portions of its hardware and software so that its computer systems and other date-sensitive equipment will properly utilize data beyond December 31, 1999. The Company believes that with upgrades or modifications to existing software and hardware, the impact of Year 2000 issues can be mitigated. However, if such upgrades or modifications are not made, or are not made in a timely manner, Year 2000 issues could have a material adverse impact on the Company's operations and financial condition. The Company will utilize primarily external resources to test and/or replace hardware and software for Year 2000 compliance. The Company has revised the completion date of the Year 2000 project from December 31, 1998 as previously reported, to June 30, 1999, and still believes the costs of the project will not be material to the Company's operating results or financial condition. As the Company's ongoing assessment of its Year 2000 compliance status progresses, the Company will establish such contingency plans as it deems necessary to address any residual Year 2000 risks. The Company currently is not aware of any material risks to its business and operations presented by the Year 2000 compliance status of its customers, suppliers and service providers.

TRENDS AND UNCERTAINTIES THAT MAY AFFECT FUTURE RESULTS

         The Company continues to aggressively pursue sales, marketing, and technology development efforts for new optical thin films in the rapidly growing telecommunications industry. The success of these products depends upon a number of factors, including the Company's timely completion of development efforts, ability to meet a set of rigorous customer specifications, and ability to reliably manufacture such products in sufficient quantity at acceptable yields to meet anticipated demand. The Company is currently supporting product evaluation tests with several potential customers. While the Company believes that these efforts should lead to significant future thin film sales, it remains uncertain exactly when the Company's manufacturing processes for such products will satisfy all customer requirements. The emphasis of the Company's development efforts during the last two quarters has been on addressing specific product requirements for various environmental properties (such as the ability to withstand temperature and humidity changes), certain production specifics (including cutting and packaging), and the quality control procedures and measurement processes necessary to meet customer requirements in large scale production. Close customer interaction is continuing regarding all of these issues.

         During the quarter ending December 31, 1998, the Company commenced deliveries of stereo endoscopes and cameras to a customer who has developed a computer-enhanced surgery system. Revenues from this customer were approximately 37% of total revenues for the six months ended December 31, 1998. Future deliveries under this initial hardware order are scheduled through April 1999. The Company anticipates significant follow-on orders from this customer, but the magnitude of such future business depends upon a number of factors such as the customer's own success in marketing its computer-enhanced surgery system and the customer's continued acceptance of the Company's price, performance and product reliability parameters.


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


                                         PRECISION OPTICS CORPORATION, INC.






DATE:  February 5, 1999                  BY:  /s/  JACK P. DREIMILLER
                                              --------------------------------
                                              Jack P. Dreimiller
                                              Senior Vice President, Finance,
                                              Chief Financial Officer and Clerk