Form 10QSB
period 1999-03-31
PRECISION OPTICS CORPORATION INC
filed 1999-05-13
CIK 867840

                                   FORM 10-QSB

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarterly period ended March 31, 1999

Commission file number      001-10647
                      ---------------------

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

Yes (X)       No ( )

The number of shares outstanding of issuer's common stock, par value $.01 per share, at March 31, 1999 was 6,677,595 shares.

Transitional Small Business Disclosure Format (check one):
Yes ( )       No (X)

               PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

                                      INDEX



                                                                     Page
                                                                     ----
PART I.       FINANCIAL INFORMATION:

ITEM 1        Consolidated Financial Statements

              Consolidated Balance Sheets -                            1
               March 31, 1999
               and June 30, 1998 (unaudited)

              Consolidated Statements of Operations -                  2
               Quarter Ended March 31, 1999
               and March 31, 1998 (unaudited)

               Nine Months Ended March 31, 1999
               and March 31, 1998 (unaudited)

              Consolidated Statements of Cash Flows -                  3
               Nine Months Ended March 31, 1999
               and March 31, 1998 (unaudited)

              Notes to Consolidated Financial Statements              4-5


ITEM 2
              Management's Discussion and Analysis of                 6-10
               Financial Condition and Results of Operations


PART II.      OTHER INFORMATION

ITEMS 1-5     Not Applicable

ITEM 6        Exhibits and Reports on Form 8-K

               (a)  Exhibits - Exhibit 27

               (b)  Reports on Form 8-K - None


               PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)



                            ASSETS

                                                      March 31, 1999       June 30, 1998
                                                      --------------       -------------
CURRENT ASSETS

 Cash and Cash Equivalents                            $   636,514            $ 2,060,146
 Accounts Receivable, Net                                 569,869                486,070
 Inventories                                            1,018,779                949,993
 Deferred Tax Asset                                            --                145,000
 Prepaid Expenses                                          97,253                 44,870
                                                      -----------            -----------
         Total Current Assets                           2,322,415              3,686,079
                                                      -----------            -----------
PROPERTY AND EQUIPMENT                                  3,871,395              3,471,589
  Less:  Accumulated Depreciation                       2,569,820              2,318,380
                                                      -----------            -----------
         Net Property and Equipment                     1,301,575              1,153,209
                                                      -----------            -----------
OTHER ASSETS                                              282,933                288,190
                                                      -----------            -----------
TOTAL ASSETS                                          $ 3,906,923            $ 5,127,478
                                                      -----------            -----------
              LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
 Accounts Payable                                     $   249,593            $   124,566
 Accrued Payroll                                          123,167                121,262
 Accrued Professional Services                             65,244                 80,140
 Accrued Profit Sharing and Bonuses                        35,250                 28,798
 Accrued Income Taxes                                       3,924                  4,924
 Accrued Vacation                                          74,642                 88,514
 Accrued Warranty Expense                                  50,000                 50,000
 Customer Advances                                             --                116,841
 Current Portion of Capital Lease Obligation              103,337                105,349
 Other Accrued Liabilities                                 19,292                 91,372
                                                      -----------            -----------
         Total Current Liabilities                        724,449                811,766
                                                      -----------            -----------
CAPITAL LEASE OBLIGATION                                  193,621                208,684
                                                      -----------            -----------
STOCKHOLDERS' EQUITY
 Common Stock, $.01 par value-
         Authorized -- 10,000,000 shares
         Issued and Outstanding -- 6,677,595 and
          6,618,619 shares at March 31, 1999
          June 30, 1998, respectively                      66,776                 66,186
 Additional Paid-in Capital                             6,201,511              6,172,349
 Accumulated Deficit                                   (3,279,434)            (2,131,507)
                                                      -----------            -----------
         Total Stockholders' Equity                     2,988,853              4,107,028
                                                      -----------            -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $ 3,906,923            $ 5,127,478
                                                      -----------            -----------
                                                      -----------            -----------


               PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   FOR THE THIRD QUARTER AND NINE MONTHS ENDED
                             MARCH 31, 1999 AND 1998



                                              -- THIRD QUARTER --                 -- NINE MONTHS --
                                               1999          1998               1999            1998
                                              ------        ------             ------          ------
                                            (UNAUDITED)   (UNAUDITED)        (UNAUDITED)     (UNAUDITED)

REVENUES                                   $  790,846     $1,131,310         $ 2,327,831    $ 3,196,238

COST OF GOODS SOLD                            472,207        983,067           1,493,793      2,694,348
                                           ----------     ----------         -----------    -----------

         GROSS PROFIT                         318,639        148,243             834,038        501,890

RESEARCH and DEVELOPMENT EXPENSES             297,134        243,207             792,336        668,039

SELLING, GENERAL and
ADMINISTRATIVE EXPENSES                       406,921        387,120           1,196,021      1,275,695
                                           ----------     ----------         -----------    -----------

         TOTAL                                704,055        630,327           1,988,357      1,943,734
                                           ----------     ----------         -----------    -----------

         OPERATING LOSS                      (385,416)      (482,084)         (1,154,319)    (1,441,844)

GAIN ON SALE OF MARKETABLE
SECURITIES                                         --        102,392                  --        102,392

INTEREST EXPENSE                               (6,709)        (7,773)            (20,893)       (19,029)

INTEREST INCOME                                 6,361         13,823              35,940         58,840
                                           ----------     ----------         -----------    -----------

         LOSS BEFORE PROVISION
         FOR INCOME TAXES                    (385,764)      (373,642)         (1,139,272)    (1,299,641)

PROVISION FOR INCOME TAXES                         --             --               8,655             --
                                           ----------     ----------         -----------    -----------

         NET LOSS                          $ (385,764)    $ (373,642)        $(1,147,927)   $(1,299,641)
                                           ----------     ----------         -----------    -----------
                                           ----------     ----------         -----------    -----------

BASIC AND DILUTED LOSS PER SHARE               ($0.06)        ($0.06)             ($0.17)        ($0.21)
                                           ----------     ----------         -----------    -----------
                                           ----------     ----------         -----------    -----------

COMMON SHARES OUTSTANDING                   6,677,595      6,070,541           6,666,121      6,051,214
                                           ----------     ----------         -----------    -----------
                                           ----------     ----------         -----------    -----------


               PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           FOR THE NINE MONTHS ENDED
                       MARCH 31, 1999 AND MARCH 31, 1998
                                  (UNAUDITED)


                                                                 1999           1998
                                                             ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Loss                                                    $(1,147,927)   $(1,299,641)
 Adjustments to Reconcile Net Loss to Net Cash
   Used In Operating Activities -
     Depreciation and Amortization                               283,894        310,595
     Deferred Income Taxes                                         8,655             --
     Gain on Sale of Marketable Securities                            --       (102,392)
     Non-Cash Royalty Expense                                      2,813             --
     Changes in Assets and Liabilities-
       Accounts Receivable                                       (83,799)       (84,189)
       Inventories                                               (68,786)       379,768
       Prepaid Expenses                                          (47,696)       (61,540)
       Refundable Income Taxes                                   136,346         52,970
       Accounts Payable                                          125,027        (43,347)
       Customer Advances                                        (116,841)            --
       Accrued Expenses                                          (93,491)       (28,496)
                                                             ------------   ------------
       Net Cash Used In Operating Activities                  (1,001,805)      (876,272)
                                                             ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds From Sale of Marketable Securities                        --        122,392
   Capital Expenditures                                         (327,008)      (242,129)
   Increase in Other Assets                                      (27,198)      (105,984)
                                                             ------------   ------------
       Net Cash Used in Investing Activities                    (354,206)      (225,721)
                                                             ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayment of Capital Lease Obligation                         (89,873)       (75,862)
   Costs Associated with Private Placement of Common Stock       (54,418)            --
   Proceeds from Exercise of Stock Options and Warrants           76,670         45,092
                                                             ------------   ------------
       Net Cash Used in Financing Activities                     (67,621)       (30,770)

NET DECREASE IN CASH AND CASH EQUIVALENTS                     (1,423,632)    (1,132,763)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD               2,060,146      2,348,382
                                                             ------------   ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                   $   636,514    $ 1,215,619
                                                             ------------   ------------
                                                             ------------   ------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION:
   Cash Paid for-
       Interest                                              $    20,893    $    19,029
                                                             ------------   ------------
                                                             ------------   ------------
       Income Taxes                                          $        --    $    39,608
                                                             ------------   ------------
                                                             ------------   ------------
SUPPLEMENTAL DISCLOSURES OF NON-CASH
INVESTING & FINANCING ACTIVITIES:
   Capital Lease Obligation                                  $    72,798    $   139,567
                                                             ------------   ------------
                                                             ------------   ------------
   Common Stock Issued for Payment of Royalties              $     7,500    $        --
                                                             ------------   ------------
                                                             ------------   ------------


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

              These financial statements have been prepared by the Company, without audit, and reflect normal recurring adjustments which, in the opinion of management, are necessary for a fair statement of the results of the third quarter and first nine months of the Company's fiscal year 1999. These financial statements do not include all disclosures associated with annual financial statements and, accordingly, should be read in conjunction with footnotes contained in the Company's financial statements for the period ended June 30, 1998 together with the auditors' report filed under cover of the Company's 1998 Annual Report on Form 10-KSB.

         (b)  (LOSS) EARNINGS PER SHARE

              Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. For the nine months ended March 31, 1999 and 1998, the effect of stock options and warrants was antidilutive; therefore, they were not included in the computation of diluted loss per share. The Company has adopted SFAS No. 128, EARNINGS PER SHARE, effective December 15, 1997. As a result, the Company's reported loss per share for the quarter and nine months ended March 31, 1998 was restated; however, this had no effect on previously reported loss per share data. The number of shares that were excluded from the computation as their effect would be antidilutive were 1,621,500 for the quarter and nine months ended March 31, 1999 and 1,464,500 for the quarter and nine months ended March 31, 1998.

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

         (d)  LONG-LIVED ASSETS

              In accordance with the provisions of SFAS No. 121, ACCOUNTING FOR IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF, the Company evaluates the realizability of its long-lived assets at each reporting period based on projected future cash flows. As of March 31, 1999 and 1998, the Company has determined that no material adjustment to the carrying value of its long-lived assets was required.

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


2.       INVENTORIES

         Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:



                                              March 31, 1999    June 30, 1998
                                              --------------    -------------
              Raw Materials                    $  667,548         $588,727

              Work-In-Process                     246,171          242,764

              Finished Goods and Components       105,060          118,502
                                               ----------         --------
               Total Inventories               $1,018,779         $949,993
                                               ----------         --------
                                               ----------         --------


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

LIQUIDITY AND CAPITAL RESOURCES

         For the nine months ended March 31, 1999, the Company's cash and cash equivalents decreased by approximately $1,424,000 to $637,000. The decrease in cash and cash equivalents was due to cash used by operating activities of approximately $1,002,000, capital expenditures of approximately $327,000, repayment of debt of approximately $90,000, costs of approximately $54,000 associated with a private placement of common stock in fiscal year 1998, and an increase in other assets (primarily patents) of $27,000, partially offset by proceeds received from exercise of stock options and warrants of approximately $76,000.

         During the nine months ending March 31, 1999, the Company entered into two five-year lease obligations for the acquisition of manufacturing equipment totaling approximately $73,000.

         The Company's working capital was approximately $4,488,000, $3,939,000 and $2,874,000 at June 30, 1996, 1997 and 1998, respectively, and decreased further to approximately $1,599,000 at March 31, 1999. This trend is primarily the result of losses being generated beginning in fiscal 1997, due primarily to a reduction in night vision products revenues occurring over the last thirty-three months ending March 1999 and significant investments in internal research and development and capital expenditures in order to transition the Company into more profitable business areas such as medical products and optical thin films.

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

         The Company continues to maintain a secured line of credit of $500,000 available with a bank at 1/4% over the prime rate. Under the terms of the line of credit, the Company is required to maintain certain ratios under specified financial covenants (Debt Service Coverage, Leverage, Current Ratio), and must maintain a minimum cash liquidity of $1,000,000. The Company was not in compliance with all such covenants as of March 31, 1999. There can be no assurance that the Company will be able to achieve and/or maintain compliance with all of such terms. As of March 31, 1999, there were no borrowings outstanding under the line of credit.

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

RESULTS OF OPERATIONS

         Total revenues for the third quarter and nine months ended March 31, 1999 decreased by $340,464 or 30.1% and $868,407 or 27.2%, respectively, from the same periods in the prior year.

         The revenue decrease from the prior year for the third quarter was due to lower sales of non-medical products (down 72%), and lower sales of medical products (down 11%).

         Similarly, the revenue decrease from the prior year for the nine months ended March 31, 1999 was due to lower sales of non-medical products (down 74%), and lower sales of medical products (down 5%).

         The reduction in non-medical sales was primarily due to lower sales of night vision products due to successful completion during the prior fiscal year of several government contracts. The decrease in sales of medical products was due primarily to lower sales of non-stereo endoscopes and endocouplers in the third quarter and nine months ended March 31, 1999, partially offset by initial shipments of stereo endoscopes and cameras beginning in the second quarter of fiscal 1999.

         Included in total revenues are sales for customer-funded research and development projects totaling approximately $13,000 and $208,000 for the quarter ending March 31, 1999 and 1998, respectively, and approximately $217,000 and $416,000 for the nine months ended March 31, 1999 and 1998, respectively. Levels of customer-funded research and development can fluctuate greatly in any given period depending upon the level of customer demand during such period.

         Revenues from the Company's two largest customers were approximately 43% and 10% of total revenues for the nine months ended March 31, 1999, and revenues from the Company's four largest customers were approximately 23%, 10%, 10% and 10% of total revenues for the nine months ended March 31, 1998. No other customers accounted for more than 10% of the Company's revenues during those periods.

         For the nine months ended March 31, 1999, approximately 2% of the Company's total revenues were derived from production and development contracts and subcontracts involving the United States government compared to approximately 27% for the corresponding period of the prior year. The Company's current government business is substantially complete and there can be no assurance that the government will award future contracts or subcontracts to the Company.

         Gross profit expressed as a percentage of revenues increased from 13.1% to 40.3% for the quarter, and from 15.7% to 35.8% for the nine months ended March 31, 1999, compared to the corresponding periods in the prior year. The increase in the gross profit percentage was due primarily to shipments with a significantly more favorable product mix in the current periods which resulted in proportionately lower manufacturing costs.

         Research and development expenses increased by $53,927 or 22.2% for the quarter ending March 31, 1999, and by $124,297 or 18.6% for the nine months ended March 31, 1999. During both years, internal research and development expenses consisted primarily of development efforts related to Wavelength Division Multiplexer (WDM) optical filters used in telecommunication systems, which are discussed further below.

         Selling, general and administrative expenses increased for the third quarter by $19,801 or 5.1% and decreased for the nine months ended March 31, 1999 by $79,674 or 6.2% compared to the corresponding periods of the prior year. The increase for the quarter was due primarily to higher professional services expenses. The decrease for the nine months ended March 31, 1999 was due primarily to lower sales and marketing expenses.

         During the quarter ending March 31, 1998, the Company sold marketable securities and realized a gain of $102,392. No such sales were made in the quarter ending March 31, 1999.

         Interest income decreased by $7,462 for the third quarter and by $22,900 for the nine months ended March 31, 1999 due to the lower investment base of cash.

         No income tax provision was recorded in fiscal year 1998 because of the loss. The income tax provision of $8,655 in the current year is attributable to the amount of refundable taxes that could not be carried back to offset prior years' income taxes.


YEAR 2000 READINESS

         Based on a recent preliminary assessment, the Company has determined that it is required to modify portions of its hardware and software so that its computer systems and other date-sensitive equipment will properly utilize data beyond December 31, 1999. The Company believes that with upgrades or modifications to existing software and hardware, the impact of Year 2000 issues can be mitigated. However, if such upgrades or modifications are not made, or are not made in a timely manner, Year 2000 issues could have a material adverse impact on the Company's operations and financial condition. The Company will utilize primarily external resources to test and/or replace hardware and software for Year 2000 compliance. The estimated completion date of the Year 2000 project is June 30, 1999, and the Company believes the costs of the project will not be material to the Company's operating results or financial condition. As the Company's ongoing assessment of its Year 2000 compliance status progresses, the Company will establish such contingency plans as it deems necessary to address any residual Year 2000 risks. The Company currently is not aware of any material risks to its business and operations presented by the Year 2000 compliance status of its customers, suppliers and service providers.

TRENDS AND UNCERTAINTIES THAT MAY AFFECT FUTURE RESULTS

         The Company continues to aggressively pursue sales, marketing, and technology development efforts for new optical thin films in the rapidly growing telecommunications industry. The success of these products depends upon a number of factors, including the Company's timely completion of development efforts, ability to meet a set of rigorous customer specifications, and ability to reliably manufacture such products in sufficient quantity at acceptable yields to meet anticipated demand. The Company is currently supporting product evaluation tests with several potential customers. While the Company believes that these efforts should lead to significant future thin film sales, it remains uncertain exactly when the Company's manufacturing processes for such products will satisfy all customer requirements. The emphasis of the Company's development efforts during the last several quarters has been on addressing specific product requirements for various environmental properties (such as the ability to withstand temperature and humidity changes), certain production specifics (including cutting and packaging), and the quality control procedures and measurement processes necessary to meet customer requirements in large scale production. Close customer interaction is continuing regarding all of these issues.

         In March 1999, the Company announced that it had received orders totaling over $1.9 million from several customers for 100GHz and 200GHz channel separation Dense Wavelength Division Multiplexer (DWDM) optical filters used in telecommunications systems. First deliveries on these contracts, which were not material, were made in March 1999 and are scheduled through March 2000. Future deliveries on the remainder of these new orders are contingent upon the Company's satisfying all customer requirements.

         During the quarter ending December 31, 1998, the Company commenced deliveries of stereo endoscopes and cameras to a customer who has developed a computer-enhanced surgery system. Revenues from this customer were approximately 43% of total revenues for the nine months ended March 31, 1999. Future deliveries under this initial hardware order are scheduled through April 1999. In April 1999, the Company received a follow-on order from this customer of approximately $550,000, with deliveries beginning in July 1999. The Company anticipates additional follow-on orders from this customer, but the magnitude of such future business depends upon a number of factors, such as the customer's own success in marketing its computer-enhanced surgery system and the customer's continued acceptance of the Company's price, performance and product reliability parameters.

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


                                  PRECISION OPTICS CORPORATION, INC.


DATE:  May 5, 1999                BY:  /s/ Jack P. Dreimiller
                                     -------------------------------------
                                     Jack P. Dreimiller
                                     Senior Vice President, Finance,
                                     Chief Financial Officer and Clerk

                                  EXHIBIT INDEX


         Exhibit Number                          Description

             27                             Financial Data Schedule
