Form 10KSB
period 1999-06-30
PRECISION OPTICS CORPORATION INC
filed 1999-09-28
CIK 867840

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                     For the Fiscal Year Ended June 30, 1999

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

             Securities registered under Section 12(b) of the Act:

                                                    Name of each exchange on
    Title of each class                                which registered
    -------------------                                ----------------

COMMON STOCK, $.01 PAR VALUE                                 NONE

Securities registered under Section 12(g) of the Act: None

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15 of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                      ---   ---

         Check if no disclosure of delinquent filers to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.
                  ---

         The issuer's revenues for its most recent fiscal year were $3,028,600.

         The aggregate market value of the voting stock, consisting solely of common stock, held by non-affiliates of the issuer computed by reference to the closing price of such stock was $3,648,314 as of August 31, 1999.

         The number of shares of outstanding common stock of the issuer as of August 31, 1999 was 7,687,595.


                       DOCUMENTS INCORPORATED BY REFERENCE

         The issuer's Proxy Statement for the 1999 Annual Meeting of Shareholders to be held on November 9, 1999 is incorporated into Part III of this Form 10-KSB.

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

         In July 1998, the Company entered into a Manufacturing Services Agreement with a customer that is in the process of developing a sophisticated system for computer assisted minimally invasive cardiac surgery that employs advanced electronics and robotics and an enhanced 3-D visualization system. Under the Agreement, the Company will be this customer's primary supplier of stereo endoscopes and cameras, both of which will be used as key components in the customer's surgical system. The Company has received production orders from this customer, with deliveries beginning in the quarter ending December 31, 1998 and scheduled through April 2000.

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

         The Company's recent emphasis in the optical field has been in the design, development and manufacture of specialty thin film coatings for use in various optical products. The Company is aggressively pursuing sales, marketing and technology development opportunities for new optical thin films in the rapidly growing optical communications and semiconductor industries. During the last half of fiscal year 1997, the Company began development of prototype Wavelength Division Multiplexer (WDM) optical filters. WDMs are devices that allow telecommunications companies to increase the transmission capacity of fiberoptic lines. The Company has received initial production orders for 100 GHz and 200 GHz WDM optical filters, and began producing and shipping the 200 GHz filter during the four months ending June 30, 1999. The Company is currently supporting product evaluations with several potential customers in the telecommunications and semiconductor industries.

         The Company has in the past earned significant revenue from the sale of night vision products which permit users to see in extreme low light. In recent years, the Company has had increasing difficulty competing for and winning production contracts for night vision products due to lower prices offered by foreign manufacturers, Government budget uncertainties and efforts to lower the federal budget deficit and defense spending. As a result of these factors, the Company anticipates that revenues derived from its night vision products and technology will continue to be relatively insignificant as the Company pursues opportunities in other business segments.

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

         The Company currently sells its image couplers, beamsplitters, and adapters to a market that consists of approximately 30 potential OEM customers. These potential customers sell video cameras, endoscopes, or video-endoscopy systems. The Company has made sales to approximately 20 of these customers. The Company estimates that it has approximately 30% of the market share in these products. The Company's primary competition in this area is the customers' own in-house capabilities to manufacture such products. The Company believes that these customers typically purchase products from the Company, despite their in-house capabilities, because they choose to devote their own technical resources to their primary products, such as cameras or endoscopes. The Company estimates that approximately 50% of the market demand for image couplers, beamsplitters, and adapters is met by "captive" or in-house capabilities.

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

         The Company received approximately $434,000 and $649,000 for the fiscal years ended June 30, 1999 and 1998, respectively, from customers for customer-sponsored design and development projects. Levels of customer contract funded research and development can fluctuate greatly in any given period depending upon the mix between design efforts and hardware development, which is generally more expensive and time consuming than the design phases. In addition to customer-sponsored research and development, the Company spent approximately $941,000 and $897,000 of its own funds during fiscal years 1999 and 1998, respectively, on the Company's own research and development. The Company expects to continue making significant Company-funded expenditures for research and development, particularly in the thin film coatings area.

         RAW MATERIALS AND PRINCIPAL SUPPLIERS

         For all of the Company's products, except for thin film coatings, the basic raw material is precision grade optical glass, which the Company obtains from several major suppliers. Outside vendors grind and polish most of the Company's lenses and prisms. For optical thin film coatings, the basic raw materials are metals and dielectric compounds, which the Company obtains from a variety of chemical suppliers. The Company believes that its demand for these raw materials and services is small relative to the total supply and that materials and services required for the production of its products are currently available in sufficient production quantities and will be available for fiscal year 2000. The Company believes, however, that there are relatively few suppliers of the high quality lenses and prisms which its endoscopes may require. The Company has therefore established an in-house optical shop for producing ultra-high quality prisms, micro-optics and other specialized optics for a variety of medical and industrial applications. Depending upon the market acceptance of the Company's endoscopes, the Company may seek to assure itself of a timely supply of lenses, prisms, or other key materials or components through the acquisition of an outside supplier or expanded in-house manufacturing facilities.

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

         EMPLOYEES

         As of June 30, 1999, the Company had forty full-time employees and two part-time employees. There were 23 employees in manufacturing, 9 in engineering, 4 in sales and marketing, and 6 in finance and administration.

         CUSTOMERS

         Sales to the Company's largest customer, in terms of total sales during fiscal year 1999, were approximately 37%. Sales to the Company's three largest customers, in terms of total sales during fiscal year 1998, were approximately 22%, 14% and 10%.

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

ITEM 2.  DESCRIPTION OF PROPERTY

         The Company conducts its domestic operations at two facilities in Gardner, Massachusetts. The main Gardner facility is leased from a corporation owned by an officer-shareholder-director of the Company, and the Company's lease expires in December 1999. The other Gardner facility is under a five year lease which commenced on March 1, 1999. The Company rents office space in Hong Kong for sales, marketing and supplier quality control and liaison activities of its Hong Kong subsidiary.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the Company's security holders during the fourth quarter of fiscal year 1999.

                 DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

         The Company's executive officers and directors are as follows:

                                          Position with the Company
Name                         Age          or Principal Occupation
----                         ---          -----------------------

Richard E. Forkey            59           President, Treasurer and
                                          Director

Jack P. Dreimiller           51           Senior Vice President,
                                          Finance, Chief Financial
                                          Officer and Clerk

Kumar M. Khajurivala         49           Vice President, Operations

Edward A. Benjamin           61           Director.  Member of Audit Committee.  Mr.
                                          Benjamin is a retired partner in the law firm
                                          of Ropes & Gray, Boston, Massachusetts.

H. Angus Macleod             66           Director.  Dr. Macleod is President of the Thin
                                          Film Center, Inc. of Tucson, Arizona, which
                                          provides software consulting and courses for
                                          design and analysis of thin film optical coatings
                                          and filters.

Austin W. Marxe              59           Director.  Mr. Marxe was appointed
                                          to the Board of Directors in August
                                          1998.  Mr. Marxe is Managing
                                          Director of Special Situations Fund
                                          III, L.P., a registered investment
                                          company based in New York City, and
                                          several other affiliated investment
                                          funds.

Joel R. Pitlor               60           Director.  Member of Audit Committee.  Mr.
                                          Pitlor is president of J.R. Pitlor, a management
                                          consulting firm based in Cambridge,
                                          Massachusetts.

Robert R. Shannon            67           Director.  Member of Audit Committee.  Mr.
                                          Shannon is a professor at the Optical Sciences
                                          Center of the University of Arizona in Tuscon,
                                          Arizona.

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

                           1998                                        1999
                           ----                                        ----
Quarter           High                 Low                  High                 Low
                  --------------------------------------------------------------------
First             $3 15/16             $2 11/16             $2 1/4               $1

Second            $4 3/4               $3 1/2               $1 3/8               $5/8

Third             $4 1/8               $2 5/8               $1 9/16              $5/8

Fourth            $3 1/8               $1 47/64             $1 3/4               $1


         As of August 31, 1999, there were approximately 100 holders of record of the Company's common stock.

         In August 1999, the Company issued pursuant to Section 4(2) of the Securities Act of 1933 an aggregate of 1,000,000 shares of its common stock and warrants exercisable for an additional aggregate of 1,000,000 shares of its common stock to Special Situations Cayman Fund, L.P., Special Situations Fund III, Special Situations Private Equity Fund, L.P. and Special Situations Technology Fund, L.P., four affiliated private investment funds based in New York City (the "Special Situations Funds") in exchange for aggregate cash consideration of $1,062,500.

         The terms of the warrants issued to the Special Situations Funds provide that the warrants may be exercised at any time at a price per share of $1.125, subject to adjustment pursuant to customary anti-dilution provisions triggered by any future below-market issuances of Company common stock. The warrants provide that they will terminate if not exercised within 10 days of the Special Situations Funds' receipt of a notice from the Company which may be delivered at the Company's option in the event that the last sale price of the Company's common stock on the NASDAQ SmallCap Market equals or exceeds $2.25 on each of any 20 consecutive trading days.

         In connection with the issuance of common stock and warrants to the Special Situations Funds, the Company agreed to file with the Securities and Exchange Commission a registration statement covering the resale of shares of common stock issued to, or issuable upon the exercise of warrants issued to, the Special Situations Funds. Pursuant to a Registration Rights Agreement dated August 5, 1999 among the parties, the Company would be obligated to issue additional shares of common stock and additional warrants to the Special Situations Funds for no additional consideration in the event such registration statement is not filed on or before September 30, 1999 or is not declared effective on or prior to December 31, 1999. The Company has not declared any dividends during the last two fiscal years. At present, the Company intends to retain its earnings, if any, to finance research and development and expansion of its business.

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

LIQUIDITY AND CAPITAL RESOURCES

         For the year ended June 30, 1999, the Company's cash and cash equivalents decreased by approximately $1,579,000 to $481,000. The decrease in cash and cash equivalents was due to cash used by operating activities of approximately $1,074,000, capital expenditures of approximately $379,000, repayment of debt of approximately $115,000, costs of approximately $54,000 associated with a private placement of common stock in fiscal year 1998, and an increase in other assets (primarily patents) of $39,000, partially offset by proceeds received from exercise of stock options and warrants of approximately $82,000.

         During the year ending June 30, 1999, the Company entered into two five-year lease obligations for the acquisition of manufacturing equipment totaling approximately $73,000.

         Subsequent to June 30, 1999, the Company completed a private placement of 1,000,000 shares of common stock with gross proceeds of approximately $1,062,000. In conjunction with this offering, the purchasers were issued warrants to acquire 1,000,000 shares of common stock at an exercise price of $1.125 per share.

         The Company's working capital was approximately $4,488,000, $3,939,000 and $2,874,000 at June 30, 1996, 1997 and 1998, respectively, and decreased further to approximately $1,103,000 at June 30, 1999. This trend is primarily the result of losses being generated beginning in fiscal 1997, due primarily to a reduction in night vision products revenues occurring over the last three years ending June 1999 and significant investments in internal research and development and capital expenditures in order to transition the Company into more profitable business areas such as medical products and optical thin films.

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

         The Company continues to maintain a secured line of credit of $500,000 available with a bank at 1/4% over the prime rate. As of June 30, 1999, there were no borrowings outstanding under the line of credit. As a condition to borrowing under the line of credit, the Company is required to maintain certain ratios under specified financial covenants (Debt Service Coverage, Leverage, Current Ratio), and must maintain a minimum cash liquidity of $1,000,000. The Company was not in compliance with all such covenants as of June 30, 1999, and there can be no assurance that the Company will be able to achieve and/or maintain compliance with all of such terms.

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

FISCAL YEAR 1999 RESULTS OF OPERATIONS

         Total revenues for fiscal year 1999 were approximately $3,029,000, a decrease of approximately $1,024,000, or 25.3% from fiscal year 1998.

         The revenue decrease from the prior year was due to lower sales of medical products (down 10%) and non-medical products (down 57%). The decrease in sales of medical products was due primarily to lower sales of non-stereo endoscopes and endocouplers, partially offset by higher sales of stereo endoscopes and cameras resulting from initial shipments of these products beginning in the second quarter of fiscal year 1999. The reduction in non-medical sales was due to lower sales of night vision products due to successful completion during the prior fiscal year of several government contracts, partially offset by initial sales of Wavelength Division Multiplexer
(WDM) optical filters, which began in March 1999.

         Included in total revenues are sales for customer-funded research and development projects totaling approximately $434,000 and $649,000 for the year ending June 30, 1999 and 1998, respectively. Levels of customer-funded research and development can fluctuate greatly in any given period depending upon the level of customer demand during such period. All other product sales totaled approximately $2,595,000 and $3,404,000 for the year ending June 30, 1999 and 1998, respectively.

         Revenue from the Company's largest customer were approximately 37% of total revenues for the year ended June 30, 1999. Revenues from the Company's three largest customers were approximately 22%, 14% and 10%, respectively, of total revenues for the year ended June 30, 1998. Revenues from the Company's two largest customers were approximately 38% and 23%, respectively, of total revenues for the year ended June 30, 1997. No other customers accounted for more than 10% of the Company's revenues in any of the three years ended June 30, 1999. Approximately 2%, 25% and 38% of the Company's revenues for the years ended June 30, 1999, 1998 and 1997, respectively, were derived from sales to agencies of the U.S. government or customers that supply agencies of the U.S. government. The Company's current government business is substantially complete and there can be no assurance that the government will award future contracts or subcontracts to the Company.

         Gross profit increased by approximately $416,000 in fiscal 1999, and as a percentage of revenue increased from 11.3% to 28.8% compared to the previous year. The increase in the gross profit percentage was due primarily to shipments with a significantly more favorable product mix in the current year and the benefits of on-going cost reduction efforts, which resulted in proportionately lower manufacturing costs.

         Research and development expenses increased by approximately $44,000 or 4.9% during fiscal year 1999 compared to the previous year. During both years, internal research and development expenses consisted primarily of development efforts related to WDM optical filters used in telecommunications systems that are discussed further below.

         Selling, general and administrative expenses decreased by approximately $100,000 or 5.9% in fiscal year 1999 compared to fiscal 1998. The decrease was due primarily to lower sales and marketing expenses.

         During fiscal year 1998, the Company sold marketable securities and realized a gain of approximately $157,000. No such sales were made in fiscal year 1999.

         Interest income decreased by approximately $30,000 in fiscal year 1999 due to the lower base of cash equivalents.

         Interest expense relates primarily to capital lease obligations, and increased by approximately $1,000 in fiscal year 1999 due to the addition of two new capital leases during the latter part of the current year.

         The income tax provision of approximately $6,000 in fiscal year 1999 is due primarily to prior year tax adjustments.

FISCAL YEAR 1998 RESULTS OF OPERATIONS

         Total revenues for fiscal year 1998 were approximately $4,053,000, a decrease of approximately $3,319,000, or 45% from fiscal year 1997.

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

         Included in total revenues are sales for customer-funded research and development projects totaling approximately $649,000 and $1,186,000 for the year ending June 30, 1998 and 1997, respectively. Levels of customer-funded research and development can fluctuate greatly in any given period depending upon the level of customer demand during such period. All other product sales totaled approximately $3,404,000 and $6,186,000 for the year ending June 30, 1998 and 1997, respectively.

         Gross profit decreased by approximately $1,305,000 in fiscal 1998, and as a percentage of revenues decreased from 23.9% to 11.3% compared to the previous year. The decrease in gross profit was due primarily to lower sales volume as discussed above.

         Research and development expenses increased by approximately $469,000 or 109.4% in fiscal year 1998 compared to the previous year due primarily to development efforts related to WDM optical filters used in telecommunications systems.

         Selling, general and administrative expenses decreased by approximately $159,000, or 8.5%, due primarily to lower professional services and employee benefits expenses.

         Interest expense relates primarily to capital lease obligations.

         Interest income decreased by approximately $34,000 in fiscal year 1998 due to the lower investment base of cash equivalents.

         The provision for income taxes in fiscal 1998 represents an adjustment of the net deferred tax asset to an amount the Company believes is more likely than not to be realized.

YEAR 2000 READINESS

         The Company has determined that it is required to modify portions of its hardware and software so that its computer systems and other date-sensitive equipment will properly utilize data beyond December 31, 1999. The Company believes that with upgrades or modifications to existing software and hardware, the impact of Year 2000 issues can be mitigated. However, if such upgrades or modifications are not made, or are not made in a timely manner, Year 2000 issues could have a material adverse impact on the Company's operations and financial condition. The Company will utilize primarily external resources to test and/or replace hardware and software for Year 2000 compliance. The estimated completion date for implementation of the hardware and software replacements necessitated by the Year 2000 project is September 30, 1999, with ongoing testing to continue through December 31, 1999. The Company believes the costs of becoming Year 2000 compliant will not exceed $40,000 (which includes approximately $26,000 for capital equipment upgrades). These costs do not include time spent by internal personnel, which is not material. As the Company's ongoing assessment of its Year 2000 compliance status progresses, the Company will establish such contingency plans as it deems necessary to address any residual Year 2000 risks. The Company currently is not aware of any material risks to its business and operations presented by the Year 2000 compliance status of its customers, suppliers or service providers.

TRENDS AND UNCERTAINTIES THAT MAY AFFECT FUTURE RESULTS

         The Company continues to aggressively pursue sales, marketing, and technology development efforts for optical thin films in the rapidly growing telecommunications industry. The success of these products depends upon a number of factors, including the Company's timely completion of development efforts, ability to meet a set of rigorous customer specifications, and ability to reliably manufacture such products in sufficient quantity at acceptable yields to meet anticipated demand. The Company is currently supporting product evaluation tests with several potential customers. While the Company believes that these efforts should lead to significant future thin film sales, it remains uncertain exactly when the Company's manufacturing processes for such products will satisfy all customer requirements. The emphasis of the Company's development efforts during the last several quarters has been on addressing specific product requirements for various environmental properties (such as the ability to withstand temperature and humidity changes), certain production specifics (including cutting and packaging), and the quality control procedures and measurement processes necessary to meet customer requirements in large scale production. Close customer interaction is continuing regarding all of these issues.

         In March 1999, the Company announced that it had received orders totaling over $1.9 million from several customers for 100GHz and 200GHz channel separation WDM optical filters used in telecommunications systems. Deliveries on these contracts were approximately $300,000 for the year ending June 30, 1999, and are scheduled through March 2000. Future deliveries on the remainder of these new orders are contingent upon the Company's satisfying all customer requirements.

         During the quarter ending December 31, 1998, the Company commenced deliveries of stereo endoscopes and cameras to a customer who has developed a computer-enhanced surgery system. Revenues from this customer were approximately 37% of total revenues for the year ended June 30, 1999. In the fourth quarter of fiscal year 1999, the Company received a follow-on order from this customer of approximately $900,000, with deliveries beginning in July 1999. The Company anticipates additional follow-on orders from this customer, but the magnitude of such future business depends upon a number of factors, such as the customer's own success in marketing its computer-enhanced surgery system and the customer's continued acceptance of the Company's price, performance and product reliability parameters.

ITEM 7. CONSOLIDATED FINANCIAL STATEMENTS: The Consolidated Financial Statements are filed on pages 16 through 32 of this Form 10-KSB.

               PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS
                          AS OF JUNE 30, 1999 AND 1998
                         TOGETHER WITH AUDITORS' REPORT

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Precision Optics Corporation, Inc.:

We have audited the accompanying consolidated balance sheets of Precision Optics Corporation, Inc. (a Massachusetts corporation) and subsidiaries as of June 30, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended June 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Precision Optics Corporation, Inc. and subsidiaries as of June 30, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1999, in conformity with generally accepted accounting principles.


                                                        Arthur Andersen LLP


Boston, Massachusetts
July 27, 1999 (except with respect
to matters discussed in Note 9, as
to which the date is August 5, 1999)

               PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

               CONSOLIDATED BALANCE SHEETS--JUNE 30, 1999 AND 1998


                            ASSETS                                1999                1998
CURRENT ASSETS:
   Cash and cash equivalents                                 $   480,732         $ 2,060,146
   Accounts receivable (net of allowance for doubtful
     accounts of approximately $85,000 and $42,000 in
     1999 and 1998, respectively)                                210,079             486,070
   Inventories                                                   979,284             949,993
   Deferred tax assets                                                --             145,000
   Prepaid expenses                                               47,996              44,870
                                                             -----------         -----------

         Total current assets                                  1,718,091           3,686,079
                                                             -----------         -----------

PROPERTY AND EQUIPMENT, AT COST:

   Machinery and equipment                                     3,100,760           2,848,555
   Leasehold improvements                                        510,625             468,724
   Furniture and fixtures                                         94,346             109,568
   Vehicles                                                       44,742              44,742
                                                             -----------         -----------
                                                               3,750,473           3,471,589

   Less--Accumulated depreciation and amortization             2,496,949           2,318,380
                                                             -----------         -----------

                                                               1,253,524           1,153,209
                                                             -----------         -----------

OTHER ASSETS:

   Cash surrender value of life insurance policies                45,589              50,156
   Patents, net                                                  237,291             238,034
                                                             -----------         -----------

         Total other assets                                      282,880             288,190
                                                             -----------         -----------

                                                             $ 3,254,495         $ 5,127,478
                                                             -----------         -----------
                                                             -----------         -----------

          LIABILITIES AND STOCKHOLDERS' EQUITY                   1999                1998

CURRENT LIABILITIES:
   Accounts payable                                          $   194,619         $   124,566
   Accrued payroll                                                75,644             121,262
   Accrued profit sharing and bonuses                             25,000              28,798
   Accrued professional services                                  50,283              80,140
   Accrued vacation                                               78,056              88,514
   Accrued warranty expense                                       50,000              50,000
   Accrued income taxes                                              912               4,924
   Other accrued liabilities                                      35,392              91,372
   Customer advances                                                  --             116,841
   Current portion of capital lease obligation                   105,542             105,349
                                                             -----------         -----------

         Total current liabilities                               615,448             811,766
                                                             -----------         -----------

CAPITAL LEASE OBLIGATION, NET OF CURRENT PORTION                 166,312             208,684
                                                             -----------         -----------

COMMITMENTS (Note 4)

STOCKHOLDERS' EQUITY:

   Common stock, $.01 par value-
     Authorized--10,000,000 shares
      Issued and outstanding--6,687,595 and 6,618,619             66,876              66,186
       shares at June 30, 1999 and 1998, respectively
   Additional paid-in capital                                  6,206,411           6,172,349
   Accumulated deficit                                        (3,800,552)         (2,131,507)
                                                             -----------         -----------

         Total stockholders' equity                            2,472,735           4,107,028
                                                             -----------         -----------

                                                             $ 3,254,495         $ 5,127,478
                                                             -----------         -----------
                                                             -----------         -----------


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

               PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE YEARS ENDED JUNE 30, 1999, 1998 AND 1997




                                                          1999                1998               1997
REVENUES                                              $ 3,028,600         $ 4,053,052         $ 7,372,310

COST OF GOODS SOLD                                      2,155,070           3,595,756           5,610,438
                                                      -----------         -----------         -----------

         Gross profit                                     873,530             457,296           1,761,872

RESEARCH AND DEVELOPMENT EXPENSES                         941,234             897,215             428,419

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES            1,608,696           1,708,864           1,868,268
                                                      -----------         -----------         -----------

         Total operating expenses                       2,549,930           2,606,079           2,296,687

         Operating loss                                (1,676,400)         (2,148,783)           (534,815)

GAIN ON SALE OF MARKETABLE SECURITIES                          --             157,417                  --

INTEREST INCOME                                            40,151              70,131             104,423

INTEREST EXPENSE                                          (27,154)            (26,254)            (27,241)
                                                      -----------         -----------         -----------

         Loss before provision (benefit) from
           income taxes                                (1,663,403)         (1,947,489)           (457,633)

PROVISION (BENEFIT) FOR INCOME TAXES                        5,642              13,300             (15,000)
                                                      -----------         -----------         -----------

         Net loss                                     $(1,669,045)        $(1,960,789)        $  (442,633)
                                                      -----------         -----------         -----------
                                                      -----------         -----------         -----------
BASIC AND DILUTED LOSS PER SHARE                      $      (.25)        $      (.32)        $      (.07)
                                                      -----------         -----------         -----------
                                                      -----------         -----------         -----------
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING              6,670,308           6,099,347           5,982,210
                                                      -----------         -----------         -----------
                                                      -----------         -----------         -----------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

               PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                FOR THE YEARS ENDED JUNE 30, 1999, 1998 AND 1997




                                             NUMBER            COMMON           ADDITIONAL           RETAINED             TOTAL
                                            OF SHARES           STOCK            PAID-IN             EARNINGS          STOCKHOLDERS'
                                                                                 CAPITAL             (DEFICIT)            EQUITY
BALANCE, JUNE 30, 1996                      5,980,502        $    59,805        $ 5,145,655         $   271,915         $ 5,477,375

   Proceeds from exercise of options           41,000                410             56,903                  --              57,313
   to purchase common stock

   Net loss                                        --                 --                 --            (442,633)           (442,633)
                                            ---------        -----------        -----------         -----------         -----------

BALANCE, JUNE 30, 1997                      6,021,502             60,215          5,202,558            (170,718)          5,092,055

   Proceeds from exercise of options           97,117                971             44,121                  --              45,092
   and warrants to purchase common
   stock

   Net proceeds from private                  500,000              5,000            925,670                  --             930,670
   placement of common stock

   Net loss                                        --                 --                 --          (1,960,789)         (1,960,789)
                                            ---------        -----------        -----------         -----------         -----------

BALANCE, JUNE 30, 1998                      6,618,619             66,186          6,172,349          (2,131,507)          4,107,028

   Proceeds from exercise of options           65,760                658             81,012                  --              81,670
   and warrants to purchase common
   stock

   Common stock issued for                      3,216                 32              7,468                  --               7,500
   payment of royalties

   Costs associated with private                   --                 --            (54,418)                 --             (54,418)
   placement of common stock

   Net loss                                        --                 --                 --          (1,669,045)         (1,669,045)
                                            ---------        -----------        -----------         -----------         -----------

BALANCE, JUNE 30, 1999                      6,687,595        $    66,876        $ 6,206,411         $(3,800,552)        $ 2,472,735
                                            ---------        -----------        -----------         -----------         -----------
                                            ---------        -----------        -----------         -----------         -----------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

               PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE YEARS ENDED JUNE 30, 1999, 1998 AND 1997


                                                                          1999                1998                 1997
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                           $(1,669,045)        $(1,960,789)        $  (442,633)
   Adjustments to reconcile net loss to net cash
   (used in) provided by operating activities-
     Depreciation and amortization                                        395,829             426,976             428,054
     Deferred income taxes                                                145,000              12,300             (38,300)
     Gain on sales of marketable securities                                    --            (157,417)                 --
     Changes in assets and liabilities-
       Accounts receivable                                                275,991             (19,259)            672,993
       Inventories                                                        (29,291)            626,974             286,727
       Prepaid expenses                                                     4,374              (4,597)              4,411
       Refundable income taxes                                                 --              52,970             (22,694)
       Accounts payable                                                    70,053            (147,345)           (557,517)
       Customer advances                                                 (116,841)            116,841                  --
       Accrued expenses                                                  (149,723)             92,319             (41,499)
                                                                      -----------         -----------         -----------

           Net cash (used in) provided by operating activities         (1,073,653)           (961,027)            289,542
                                                                      -----------         -----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of marketable securities                                          --                  --             (30,000)
   Proceeds from the sale of marketable securities                             --             187,417                  --
   Purchases of property and equipment                                   (379,266)           (269,402)           (444,914)
   Increase in other assets                                               (38,770)           (116,507)            (58,690)
                                                                      -----------         -----------         -----------

           Net cash used in investing activities                         (418,036)           (198,492)           (533,604)
                                                                      -----------         -----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayment of capital lease obligation                                 (114,977)           (104,479)            (82,682)
   Net (costs) proceeds from private placement of common                  (54,418)            930,670                  --
   stock
   Proceeds from exercise of stock options and warrants                    81,670              45,092              57,313
                                                                      -----------         -----------         -----------

           Net cash (used in) provided by financing activities            (87,725)            871,283             (25,369)
                                                                      -----------         -----------         -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                              (1,579,414)           (288,236)           (269,431)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                            2,060,146           2,348,382           2,617,813
                                                                      -----------         -----------         -----------

CASH AND CASH EQUIVALENTS, END OF YEAR                                $   480,732         $ 2,060,146         $ 2,348,382
                                                                      -----------         -----------         -----------
                                                                      -----------         -----------         -----------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid during the year for-
     Interest                                                         $    27,154         $    26,254         $    27,241
                                                                      -----------         -----------         -----------
                                                                      -----------         -----------         -----------
     Income taxes                                                     $       842         $        --         $   101,461
                                                                      -----------         -----------         -----------
                                                                      -----------         -----------         -----------
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND
FINANCING ACTIVITIES:
   Capital lease obligation                                           $    72,798         $   139,567         $        --
   Common stock issued for payment of royalties                       $     7,500         $        --         $        --
                                                                      -----------         -----------         -----------
                                                                      -----------         -----------         -----------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

               PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1999

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

              The Company has incurred significant operating losses during the last three fiscal years. This trend was primarily the result of the loss of two significant customers and the completion of several large nonrecurring government contracts. In fiscal 1998, the Company began making significant investments in research and development and capital purchases for new products. During fiscal 1999, the Company began commercial shipments of the new optical filters used in telecommunications systems. In August 1999, the Company raised approximately $1 million of additional cash through the issuance of common stock (see Note 9). The Company believes, based on its operating and strategic plans along with the cash generated from the recent equity financing, that it will have sufficient funds to conduct operations through at least the next fiscal year.

       (b)    PRINCIPLES OF CONSOLIDATION

              The accompanying consolidated financial statements include the accounts of the Company and its two wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

       (c)    REVENUES

              Revenues for industrial and medical products sold in the normal course of business are recognized upon shipment. Contract revenues, including revenues from customer-sponsored research and development contracts, are recognized under the percentage-of-completion method. The percentage of completion is determined by computing the percentage of the actual cost of work performed to the anticipated total contract costs, or on the basis of units shipped. When the estimate on a contract indicates a loss, the Company's policy is to record the entire loss in the current period. Amounts recorded as revenue under customer-sponsored research and development contracts are not refundable if the research effort is not successful, and such contracts do not include future performance obligations.

       (d)    CASH AND CASH EQUIVALENTS

              The Company includes in cash equivalents all highly liquid investments with original maturities of three months or less at the time of acquisition. Cash equivalents consist primarily of overnight repurchase agreements.

               PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1999

                                   (Continued)

       (e)    INVENTORIES

              Inventories are stated at the lower of cost (first-in, first-out) or market and include material, labor and manufacturing overhead. The components of inventories are as follows at June 30, 1999 and 1998:

                                              1999        1998
               Raw material                $ 589,762    $ 585,227
               Work-in-progress              248,085      246,264
               Finished goods                141,437      118,502
                                           ---------    ---------
                                           $ 979,284    $ 949,993
                                           ---------    ---------
                                           ---------    ---------

       (f)    DEPRECIATION AND AMORTIZATION

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

       (g)    SIGNIFICANT CUSTOMERS AND CONCENTRATION OF CREDIT RISK

              Statement of Financial Accounting Standards (SFAS) No. 105, DISCLOSURE OF INFORMATION ABOUT FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK AND FINANCIAL INSTRUMENTS WITH CONCENTRATIONS OF CREDIT RISK, requires disclosure of any significant off-balance sheet and credit risk concentrations. Financial instruments that subject the Company to credit risk consist primarily of cash and cash equivalents and trade accounts receivable. The Company places its investments in highly rated financial institutions. The Company has not experienced any losses on these investments to date. At June 30, 1999 and 1998, receivables from the Company's largest customer were approximately 22% and 36% of the total accounts receivable, respectively. The Company has not experienced any material losses related to accounts receivable from individual customers.

              Revenues from the Company's largest customer were approximately 37% of total revenues for the year ended June 30, 1999. Revenues from the Company's three largest customers were approximately 22%, 14% and 10%, respectively, of total revenues for the year ended June 30, 1998. Revenues from the Company's two largest customers were approximately 38% and 23%, respectively, of total revenues for the year ended June 30, 1997. No other customers accounted

               PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1999

                                   (Continued)

              for more than 10% of the Company's revenues in any of the three years ended June 30, 1999. Approximately 2%, 25% and 38% of the Company's revenues for the years ended June 30, 1999, 1998 and 1997, respectively, were derived from sales to agencies of the U.S. government or customers that supply agencies of the U.S. government.

       (h)    LOSS PER SHARE

              The Company has adopted SFAS No. 128, EARNINGS PER SHARE, effective December 15, 1997. Basic (loss) earnings per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. For each of the three the years in the period ended June 30, 1999, the effect of stock options and warrants was antidilutive; therefore, they were not included in the computation of diluted
              (loss) earnings per share. The number of shares that were excluded from the computation, as their effect would be antidilutive, were 1,605,500, 1,864,500 and 1,045,617, during fiscal 1999, 1998 and
              1997, respectively.

       (i)    RESEARCH AND DEVELOPMENT

              Research and development costs, which are charged to operations as incurred, include direct costs plus overhead. The Company currently has no research and development funding commitments.

       (j)    STOCK-BASED COMPENSATION

              The Company accounts for its stock-based compensation under Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES. In October 1995, the Financial Accounting Standards Board (FASB) issued SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION. SFAS No. 123 establishes a fair-value-based method of accounting for stock-based compensation plans. The Company has adopted the disclosure-only alternative under SFAS No. 123, which requires the disclosure of the pro forma effects on earnings and earnings per share as if the accounting prescribed by SFAS No. 123 had been adopted, as well as certain other information.

       (k)    FOREIGN CURRENCY TRANSLATION

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

       (l)    OTHER ASSETS

              Patents are carried at cost, less accumulated amortization of approximately $151,000 and

               PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1999

                                   (Continued)

              $107,000 at June 30, 1999 and 1998, respectively. Such costs are amortized using the straight-line method over the shorter of their legal or estimated useful lives, generally five to ten years.

       (m)    FINANCIAL INSTRUMENTS

              SFAS No. 107, DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS, requires disclosures about the fair value of financial instruments. Financial instruments consist principally of accounts receivable, accounts payable, and capital lease obligations. The estimated fair value of these financial instruments approximates their carrying value.

       (n)    LONG-LIVED ASSETS

              In accordance with the provisions of SFAS No. 121, ACCOUNTING FOR IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF, the Company evaluates the realizability of its long-lived assets at each reporting period based on projected future cash flows. As of June 30, 1999 and 1998, the Company has determined that no material adjustment to the carrying value of its long-lived assets was required.

       (o)    WARRANTY COSTS

              The Company does not incur future performance obligations in the normal course of business other than providing a standard one-year warranty on materials and workmanship to its customers. The Company provides for estimated warranty costs at the time product revenue is recognized. No separately priced extended warranty product maintenance contracts are offered to customers.

       (p)    NEW ACCOUNTING STANDARDS

              In June 1997, the FASB issued SFAS No. 130, REPORTING COMPREHENSIVE INCOME. SFAS No. 130 requires disclosure of all components of comprehensive income on an annual and interim basis. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowners sources. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. The Company adopted SFAS No. 130, effective July 1, 1998. The Company's comprehensive loss for the years ended June 30, 1999, 1998 and 1997 was equal to its net loss for the same periods.

              In June 1998, the FASB issued SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. This new standard is not anticipated to have significant impact on the Company's consolidated financial statements based on its current structure and operations.

               PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1999

                                   (Continued)

       (q)    USE OF ESTIMATES

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

(2)    LINE OF CREDIT

              At June 30, 1999, the Company had available a demand line of credit of $500,000 at an interest rate equal to the bank's prime rate (7.75% at June 30, 1999) plus 0.25%. Under the line of credit agreement, the Company is required to maintain certain financial ratios (debt service coverage, leverage, and current ratio) and must maintain a minimum cash liquidity of $1,000,000. The Company is not in compliance with all such financial covenants at June 30, 1999. At June 30, 1999, there were no borrowings outstanding under this line of credit. Borrowings under this line of credit are secured by all assets of the Company. The line of credit expires on November 30, 1999.

(3)    CAPITAL LEASE OBLIGATION

              At June 30, 1999, future minimum lease payments under capital lease obligations are as follows:


         FISCAL YEAR                                                AMOUNT
         2000                                                     $  124,700
         2001                                                         94,364
         2002                                                         51,892
         2003                                                         33,028
         2004                                                          4,859
                                                                  ----------

                  Total minimum lease payments                       308,843

                  Amount representing interest                       (36,989)
                                                                  ----------
                  Present value of minimum lease payments            271,854

                  Less--Current portion                              105,542
                                                                  ----------
                                                                  $  166,312
                                                                  ----------
                                                                  ----------

       Capital leases are secured by all assets of the Company under a security agreement subordinate to the Company's demand line of credit.

               PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1999

                                   (Continued)


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

              The Company paid fees to a director of approximately $60,000 during each of fiscal 1999, 1998 and 1997 for consulting services. Another director is a former partner in a law firm that has performed legal services for the Company during fiscal 1999, 1998 and 1997.

       (b)    OPERATING LEASE COMMITMENTS

              Total future minimum rental payments under all operating leases for fiscal 2000 are $103,000 and $66,000 thereafter.

              Rent expense on operating leases was approximately $188,000, $217,000 and $213,000 for the years ended June 30, 1999, 1998 and
              1997, respectively.

(5)    STOCKHOLDERS' EQUITY

       (a)    WARRANTS

              In conjunction with previous equity offerings, the Company issued warrants to acquire a total of 320,000 shares of common stock, of which warrants for a total of 218,000 at an exercise price of $1.375 per share were outstanding as of June 30, 1998. Warrants for 55,760 shares were exercised during fiscal 1999. Warrants for 162,240 shares expired in approximately equal amounts on August 21, 1998 and October 23, 1998.

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

               PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1999

                                   (Continued)

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

              During fiscal 1998, the stockholders approved an incentive plan (the 1997 Incentive Plan), which provides eligible participants (certain employees, directors, consultants, etc.) the opportunity to receive a broad variety of equity based and cash awards. A total of 1,200,000 shares of common stock have been reserved for issuance under the 1997 Incentive Plan. Upon the adoption of the 1997 Incentive Plan, no new awards will be granted under the 1989 Plan. At June 30, 1999, 825,000 shares of common stock were available for future grants under the 1997 Incentive Plan.

       The following is a summary of transactions in the plans for the three years ended June 30, 1999:


                                                      NUMBER           OPTION PRICE         WEIGHTED
                                                        OF              PER SHARE           AVERAGE
                                                      SHARES                               EXERCISE
                                                                                            PRICE

          Options outstanding, June 30, 1996         455,000            $ 1.375-1.50        $1.38
            Granted                                  190,000           1.5625-2.1875         1.89
            Exercised                                (41,000)           1.375-1.5625         1.40
                                                     -------           -------------        -----
          Options outstanding, June 30, 1997         604,000           1.375-$2.1875         1.54
            Granted                                  416,000              2.75-3.844         3.72
            Exercised                                (27,500)                  1.375         1.38
                                                     -------           -------------        -----
          Options outstanding, June 30, 1998         992,500          $ 1.375-$3.844         2.46
            Granted                                   25,000                   1.312         1.31
           Canceled                                  (56,000)             3.00-3.844         3.09
                                                     -------           -------------        -----
          Options outstanding, June 30, 1999         961,500          $ 1.312-$3.844        $2.39
                                                     -------           -------------        -----
                                                     -------           -------------        -----
          Options exercisable, June 30, 1999         663,000           $1.312-$3.844        $2.11
                                                     -------           -------------        -----
                                                     -------           -------------        -----

               PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1999

                                   (Continued)

       In addition, the Company has granted options outside the plans, primarily to directors and consultants at 100% of the fair market value per share at the date of grant. The following is a summary of all transactions outside the plans:

                                                     NUMBER OF         OPTION            WEIGHTED
                                                      SHARES          PRICE PER          AVERAGE
                                                                        SHARE            EXERCISE
                                                                                          PRICE
          Options outstanding, June 30, 1996         221,617         $.07 - 5.69        $      1.02
            Granted                                       --                  --                 --
                                                     -------         -----------        -----------

          Options outstanding, June 30, 1997         221,617          .07 - 5.69               1.02
            Exercised                                (67,617)                .07                .07
                                                     -------         -----------        -----------


          Options outstanding, June 30, 1998         154,000          .50 - 5.69               1.43
            Exercised                                (10,000)                .50                .50
                                                     -------         -----------        -----------


          Options outstanding, June 30, 1999         144,000         $.50 - 5.69        $      1.50
                                                     -------         -----------        -----------
                                                     -------         -----------        -----------
          Options exercisable, June 30, 1999         132,000         $.50 - 5.69        $      1.52
                                                     -------         -----------        -----------
                                                     -------         -----------        -----------

       For each of the three years ended June 30, 1999, the Company has recognized no compensation expense in the accompanying consolidated statements of operations, as there were no stock option grants to recipients other than employees and directors during such periods.

       The Company has computed the pro forma disclosures required under SFAS No. 123 for all stock options granted in fiscal 1999, 1998 and 1997 using the Black-Scholes option pricing model prescribed by SFAS No. 123.

       The assumptions used and the weighted average information for each of the three years in the period ended June 30, 1999 are as follows:


                                                                               YEARS ENDED
                                                                 1999               1998               1997
         Risk-free interest rates                               4.54%              6.06%              6.95%
         Expected dividend yield                                  -                  -                  -
         Expected lives                                        7 years            7 years            7 years
         Expected volatility                                     99%                90%                87%
         Weighted average fair value of grants                  $1.10              $3.02              $1.52
         Weighted-average remaining
           contractual life of options outstanding            7.28 years         8.33 years         8.16 years

               PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1999

                                   (Continued)

       The effect of applying SFAS No. 123 would be as follows:


                                                                 1999              1998         1997
                    Net loss-
                      As reported                            $(1,669,045)     $ (1,960,789)  $(442,633)
                      Pro forma                               (2,068,728)       (2,340,964)   (520,373)

                    Net loss per share-
                      As reported, basic and diluted         $      (.25)     $(.32)         $ (.07)
                      Pro forma, basic and diluted                  (.31)      (.38)           (.09)

(6)    INCOME TAXES

       The Company accounts for income taxes in accordance with SFAS No. 109, ACCOUNTING FOR INCOME TAXES, whereby a deferred tax asset or liability is measured by currently enacted tax rates applied to any temporary differences between the financial statement and tax bases of assets and liabilities.

       The provision (benefit) for income taxes in the accompanying consolidated statements of operations consists of the following for the three years ended June 30, 1999:


                               1999               1998              1997
          Current-
             Federal        $(136,346)        $      --         $  26,300
             State                912             1,000             1,000
             Foreign           (3,924)               --            (4,000)
                            ---------         ---------         ---------
                             (139,358)            1,000            23,300
                            ---------         ---------         ---------
          Deferred-
             Federal          123,000            10,500           (34,300)
             State             22,000             1,800            (4,000)
                            ---------         ---------         ---------
                              145,000            12,300           (38,300)
                            ---------         ---------         ---------

                            $   5,642         $  13,300         $ (15,000)
                            ---------         ---------         ---------
                            ---------         ---------         ---------

               PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1999

                                   (Continued)

       A reconciliation of the federal statutory rate to the Company's effective tax rate for the three years ended June 30, 1999 is as follows:


                                                                1999          1998           1997
          Income tax benefit at federal statutory rate         (34.0)%       (34.0)%       (34.0)%

          Increase (decrease) in tax resulting from-
            Temporary items with no tax benefit                  3.1           2.2           6.1
            Change in valuation allowance                       --            32.5          22.9
            Effect of state taxes                               34.7          --            (4.6)
            Prior year tax adjustments                          (3.4)         --             5.2
            Other                                                (.1)         --             1.1
                                                                 ---           ---          ----

               Effective tax rate                                0.3%          0.7%         (3.3)%
                                                                 ---           ---          ----
                                                                 ---           ---          ----

       The components of the net deferred tax asset at June 30, 1999 and 1998 are approximately as follows:


                                                                             1999                1998
          Net operating loss carryforward                                $ 1,034,000         $   622,000
          Reserves and accruals not yet deducted for tax purposes            376,000             316,000
          Other temporary differences                                        (22,000)             18,000
                                                                         -----------         -----------

                                                                           1,388,000             956,000

          Valuation allowance                                             (1,388,000)           (811,000)
                                                                         -----------         -----------

               Net deferred tax asset                                    $        --         $   145,000
                                                                         -----------         -----------
                                                                         -----------         -----------

       The Company has provided a valuation allowance to reduce the net deferred tax asset to an amount the Company believes it is "more likely than not" to be realized. The valuation allowance increased in fiscal 1999 primarily due to the generation of a net operating loss carryforward. As of June 30, 1999, the Company has net operating loss carryforwards for U.S. federal income taxes of approximately $3,000,000, of which approximately $85,000 expires in 2012, approximately $1,500,000 expires in 2013, and approximately $1,415,000 expires in 2019.

(7)    PROFIT SHARING PLAN

       The Company has a defined contribution profit sharing plan that covers all eligible employees. No employer contributions were made in fiscal 1999, 1998 or 1997.

(8)    SEGMENT REPORTING

       The Company adopted SFAS No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION, in the fiscal year ended June 30, 1999. SFAS No. 131 establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS No. 131 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision making group, in making decisions about how to allocate resources and assess performance. The Company's chief decision-maker, as defined under SFAS No. 131, is the Chief Executive Officer. To date, the Company has viewed its operations and manages its business as principally one segment. For all periods presented, over 90% of the Company's sales have been to customers in the United States.

(9)    SUBSEQUENT EVENT

       In August 1999, the Company completed a private placement of 1,000,000 shares of common stock with gross proceeds of $1,062,500. In conjunction with this offering, the purchasers were issued warrants to acquire 1,000,000 shares of common stock at an exercise price of $1.125 per share. The warrants are immediately exercisable and expire in August 2004.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE: None.

                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, AND CONTROL PERSONS; COMPLIANCE WITH
         SECTION 16(A) OF THE EXCHANGE ACT: The Company will furnish to the Securities and Exchange Commission a definitive Proxy Statement (the "Proxy Statement") not later than 120 days after the close of its fiscal year ended June 30, 1999. The information required by this item is incorporated herein by reference to the Proxy Statement.

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

         3.1      Articles of Organization of the Company(1)
         3.2      By-laws of Precision Optics Corporation, Inc.(2)
         4.1      Specimen common stock certificate(1)
         4.2 Promissory Note dated December 5, 1991 between the Company and The First National Bank of Boston(3)
         4.3 Agreement Restricting Sale of Stock dated January 15, 1992 by and among Richard E. Forkey, the Company, Kennedy, Mathews, Landis, Healy & Pecora Incorporated, and Equity Securities Trading Co., Inc.(4)
         4.4 Common Stock Purchase Warrant dated June 30, 1998 issued to Special Situations Private Equity Fund, L.P.(5)
         4.5 Common Stock Purchase Warrant dated June 30, 1998 issued to Special Situations Technology Fund, L.P.(5)
         4.6 Registration Rights Agreement dated as of June 30, 1998 by and among the Company, Special Situations Private Equity Fund, L.P. and Special Situations Technology Fund, L.P.(5)
         4.7 Registration Rights Agreement dated as of August 5, 1999 by and among the Company, Special Situations Cayman Funds, L.P., Special Situations Fund III, L.P., Special Situations Private Equity Fund, L.P. and Special Situations Technology Fund, L.P.
         4.8 Common Stock Purchase Warrant dated August 5, 1999 issued to Special Situations Cayman Fund, L.P.
         4.9 Common Stock Purchase Warrant dated August 5, 1999 issued to Special Situations Fund III, L.P.
         4.10 Common Stock Purchase Warrant dated August 5, 1999 issued to Special Situations Private Equity Fund, L.P.
         4.11 Common Stock Purchase Warrant dated August 5, 1999 issued to Special Situations Technology Fund, L.P.

         10.1     Lease dated June 29, 1984 between the Company and Equity,
                  First Amendment to Commercial Lease dated June 25, 1990, and letter agreement dated June 25, 1990 renewing such lease(1)
         10.2     Precision Optics Corporation, Inc. 1989 Stock Option Plan
                  amended to date (the "Plan")(6)
         10.3     Three separate life insurance policies on the life of Richard
                  E. Forkey(1)
         10.4     Master Lease Finance Agreement dated November 3, 1993 between the Company and BancBoston Leasing(6)
         10.5     Second Amendment to Commercial Lease between the Company and
                  Equity dated December 9, 1994(7)
         10.6     Lease dated March 1, 1999, between the Company and Philip A.
                  Wood, as executor of the Estate of Alma L. Wood and as devisee under the Will of Alma L. Wood; Martha A. Mount, devisee under the Will of Alma L. Wood; and Nancy E. Popinchalk, devisee under the Will of Alma L. Wood for 21 Pleasant Street,
                  Gardner, Massachusetts.
         10.7     Precision Optics Corporation, Inc. 1997 Incentive Plan.(5)
         10.8     Stock Subscription Agreement dated as of June 30, 1998 by and among the Company, Special Situations Private Equity Fund,
                  L.P. and Special Situations Technology Fund, L.P.(5)
         10.9     Stock Subscription Agreement dated as of August 5, 1999 by and among the Company, Special Situations Cayman Funds, L.P.,
                  Special Situations Fund III, L.P., Special Situations Private
                  Equity Fund, L.P. and Special Situations Technology Fund, L.P.
         21       Subsidiaries of Precision Optics Corporation, Inc.(7)
         27       Financial Data Schedule.
         99       Important Factors Regarding Forward-Looking Statements(8)

(1) Incorporated herein by reference to the Company's Registration Statement on Form S-18 (No. 33-36710-B).
(2) Incorporated herein by reference to the Company's 1991 Annual Report on Form 10-KSB No. 001-10647.
(3) Incorporated herein by reference to the Company's Registration Statement on Form S-1 (No. 33-43929).
(4) Incorporated herein by reference to the Company's 1992 Annual Report on Form 10-KSB No. 001-10647.
(5) Incorporated herein by reference to the Company's 1998 Annual Report on Form 10-KSB No. 001-10647.
(6) Incorporated herein by reference to the Company's 1994 Annual Report on Form 10-KSB No. 001-10647.
(7) Incorporated herein by reference to the Company's 1996 Annual Report on Form 10-KSB No. 001-10647.
(8) Incorporated herein by reference to the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 1996 No. 001-10647.


(b)        REPORTS ON FORM 8-K.

           None.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  September 28, 1999                 PRECISION OPTICS CORPORATION, INC.


                                          By:/s/ Richard E. Forkey
                                             ---------------------------------
                                              Richard E. Forkey
                                              Chairman of the Board,
                                              Chief Executive Officer, President
                                              and Treasurer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By: /s/ Richard E. Forkey               By:/s/ Jack P. Dreimiller
    ----------------------------           -----------------------------------
     Richard E. Forkey                      Jack P. Dreimiller
     President, Treasurer and               Senior Vice President, Finance,
     Director (principal                    Chief Financial Officer and Clerk
     executive officer)                     (principal financial and
     accounting officer)

Date:  September 28, 1999               Date:  September 28, 1999


By: /s/ Joel R. Pitlor                  By: /s/ Edward A. Benjamin
    ----------------------------           -----------------------------------
     Joel R. Pitlor                         Edward A. Benjamin
     Director                               Director

Date:  September 28, 1999               Date:  September 28, 1999


By: /s/ Robert R. Shannon               By: /s/ H. Angus Macleod
    ----------------------------           -----------------------------------
     Robert R. Shannon                      H. Angus Macleod
     Director                               Director

Date:  September 28, 1999               Date:  September 28, 1999


By: /s/ Austin W. Marxe
    ----------------------------
     Austin W. Marxe
     Director

Date:  September 28, 1999

                                INDEX TO EXHIBITS

       3.1    Articles of Organization of the Company(1)
       3.2    By-laws of Precision Optics Corporation, Inc.(2)
       4.1    Specimen common stock certificate(1)
       4.2    Promissory Note dated December 5, 1991 between the Company and The
              First National Bank of Boston(3)
       4.3    Agreement Restricting Sale of Stock dated January 15, 1992 by and among Richard E. Forkey, the Company, Kennedy, Mathews, Landis,
              Healy & Pecora Incorporated, and Equity Securities Trading Co.,
              Inc.(4)
       4.4    Common Stock Purchase Warrant dated June 30, 1998 issued to
              Special Situations Private Equity Fund, L.P.(5)
       4.5    Common Stock Purchase Warrant dated June 30, 1998 issued to
              Special Situations Technology Fund, L.P.(5)
       4.6    Registration Rights Agreement dated as of June 30, 1998 by and among the Company, Special Situations Private Equity Fund, L.P.
              and Special Situations Technology Fund, L.P.(5)
       4.7    Registration Rights Agreement dated as of August 5, 1999 by and among the Company, Special Situations Cayman Funds, L.P., Special
              Situations Fund III, L.P., Special Situations Private Equity Fund,
              L.P. and Special Situations Technology Fund, L.P.
       4.8    Common Stock Purchase Warrant dated August 5, 1999 issued to
              Special Situations Cayman Fund, L.P.
       4.9    Common Stock Purchase Warrant dated August 5, 1999 issued to
              Special Situations Fund III, L.P.
       4.10   Common Stock Purchase Warrant dated August 5, 1999 issued to
              Special Situations Private Equity Fund, L.P.
       4.11   Common Stock Purchase Warrant dated August 5, 1999 issued to
              Special Situations Technology Fund, L.P.
       10.1   Lease dated June 29, 1984 between the Company and Equity, First
              Amendment to Commercial Lease dated June 25, 1990, and letter agreement dated June 25, 1990 renewing such lease(1)
       10.2   Precision Optics Corporation, Inc. 1989 Stock Option Plan amended to date (the "Plan")(6)
       10.3   Three separate life insurance policies on the life of Richard E.
              Forkey(1)
       10.4   Master Lease Finance Agreement dated November 3, 1993 between the
              Company and BancBoston Leasing(6)
       10.5   Second Amendment to Commercial Lease between the Company and
              Equity dated December 9, 1994(7)
       10.6   Lease dated March 1, 1999, between the Company and Philip A. Wood, as executor of the Estate of Alma L. Wood and as devisee under the
              Will of Alma L. Wood; Martha A. Mount, devisee under the Will of
              Alma L. Wood; and Nancy E. Popinchalk, devisee under the Will of
              Alma L. Wood for 21 Pleasant Street, Gardner, Massachusetts.
       10.7   Precision Optics Corporation, Inc. 1997 Incentive Plan.(5)
       10.8   Stock Subscription Agreement dated as of June 30, 1998 by and among the Company, Special Situations Private Equity Fund, L.P.
              and Special Situations Technology Fund, L.P.(5)
       10.9   Stock Subscription Agreement dated as of August 5, 1999 by and among the Company, Special Situations Cayman Funds, L.P., Special
              Situations Fund III, L.P., Special Situations Private Equity Fund,
              L.P. and Special Situations Technology Fund, L.P.
       21     Subsidiaries of Precision Optics Corporation, Inc.(7)
       27     Financial Data Schedule.
       99     Important Factors Regarding Forward-Looking Statements(8)

(1) Incorporated herein by reference to the Company's Registration Statement on Form S-18

    (No. 33-36710-B).

(2) Incorporated herein by reference to the Company's 1991 Annual Report on Form 10-KSB No. 001-10647.

(3) Incorporated herein by reference to the Company's Registration Statement on Form S-1 (No. 33-43929).

(4) Incorporated herein by reference to the Company's 1992 Annual Report on Form 10-KSB No. 001-10647.

(5) Incorporated herein by reference to the Company's 1998 Annual Report on Form 10-KSB No. 001-10647.

(6) Incorporated herein by reference to the Company's 1994 Annual Report on Form 10-KSB No. 001-10647.

(7) Incorporated herein by reference to the Company's 1996 Annual Report on Form 10-KSB No. 001-10647.

(8) Incorporated herein by reference to the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 1996 No. 001-10647.