Form 10QSB
period 1999-09-30
PRECISION OPTICS CORPORATION INC
filed 1999-11-10
CIK 867840

                                   FORM 10-QSB

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarterly period ended September 30, 1999

Commission file number          001-10647
                        ----------------------

                       PRECISION OPTICS CORPORATION, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


        Massachusetts                                     04-2795294
        -------------                                     ----------
(State or other jurisdiction of                        (I.R.S. Employer
  incorporation or organization)                       Identification No.)


               22 East Broadway, Gardner, Massachusetts    01440-3338
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

Yes (X)       No ( )

The number of shares outstanding of issuer's common stock, par value $.01 per share, at September 30, 1999 was 7,687,595 shares.

Transitional Small Business Disclosure Format (check one):
Yes ( )       No (X)

               PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

                                      INDEX

                                                                                         PAGE
                                                                                         ----
PART I.           FINANCIAL INFORMATION:

ITEM 1            Consolidated Financial Statements

                  Consolidated Balance Sheets -                                              1
                      September 30, 1999
                      and June 30, 1999 (unaudited)

                  Consolidated Statements of Operations -                                    2
                      Three Months Ended September 30, 1999
                      and September 30, 1998 (unaudited)

                  Consolidated Statements of Cash Flows -                                    3
                      Three Months Ended September 30, 1999
                      and September 30, 1998 (unaudited)

                  Notes to Consolidated Financial Statements                                 4


ITEM 2
                  Management's Discussion and Analysis of                                  5-9
                      Financial Condition and Results of Operations


PART II.          OTHER INFORMATION                                                         10

ITEM 1            Not Applicable

ITEM 2            Changes in Securities and Use of Proceeds.

ITEMS 3-5         Not Applicable

ITEM 6            Exhibits and Reports on Form 8-K

                      (a)  Exhibits - Exhibit 27

                      (b)  Reports on Form 8-K

               PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                     ASSETS


                                                                              September 30, 1999     June 30, 1999
                                                                              ------------------     -------------
CURRENT ASSETS
         Cash and Cash Equivalents                                                 $   962,855         $   480,732
         Accounts Receivable, Net                                                      366,690             210,079
         Inventories                                                                   942,478             979,284
         Prepaid Expenses                                                               87,287              47,996
                                                                                   -----------         -----------
                  Total Current Assets                                               2,359,310           1,718,091
                                                                                   -----------         -----------
PROPERTY AND EQUIPMENT                                                               3,926,476           3,750,473
         Less:  Accumulated Depreciation                                            (2,588,903)         (2,496,949)
                                                                                   -----------         -----------
                  Net Property and Equipment                                         1,337,573           1,253,524
                                                                                   -----------         -----------
OTHER ASSETS                                                                           278,245             282,880
                                                                                   -----------         -----------
TOTAL ASSETS                                                                       $ 3,975,128         $ 3,254,495
                                                                                   ===========         ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
         Accounts Payable                                                          $   245,717         $   194,619
         Accrued Payroll                                                               126,373              75,644
         Accrued Professional Services                                                  81,874              50,283
         Accrued Profit Sharing and Bonuses                                             31,250              25,000
         Accrued Income Taxes                                                               --                 912
         Accrued Vacation                                                               61,034              78,056
         Accrued Warranty Expense                                                       50,000              50,000
         Current Portion of Capital Lease Obligation                                   150,352             105,542
         Other Accrued Liabilities                                                      41,800              35,392
                                                                                   -----------         -----------
                  Total Current Liabilities                                            788,400             615,448
                                                                                   -----------         -----------
CAPITAL LEASE OBLIGATION                                                               137,624             166,312
                                                                                   -----------         -----------

STOCKHOLDERS' EQUITY
         Common Stock, $.01 par value-
              Authorized -- 10,000,000 shares
              Issued and Outstanding - 7,687,595 and
                  6,687,595 shares at September 30, 1999
                  June 30, 1999, respectively                                           76,876              66,876
         Additional Paid-in Capital                                                  7,255,081           6,206,411
         Accumulated Deficit                                                        (4,252,853)         (3,800,552)
                                                                                   -----------         -----------
                  Total Stockholders' Equity                                         3,049,104           2,472,735
                                                                                   -----------         -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                         $ 3,975,128         $ 3,254,495
                                                                                   ===========         ===========

               PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                           FOR THE THREE MONTHS ENDED
                    SEPTEMBER 30, 1999 AND SEPTEMBER 30, 1998
                                   (UNAUDITED)




                                                      1999                1998
                                                      ----                ----
REVENUES                                           $   716,885         $   679,895

COST OF GOODS SOLD                                     383,686             516,129
                                                   -----------         -----------

     Gross Profit                                      333,199             163,766

RESEARCH and DEVELOPMENT                               389,419             235,612

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES                              396,467             364,868
                                                   -----------         -----------

     Total Operating Expenses                          785,886             600,480

     Operating Loss                                   (452,687)           (436,714)

INTEREST EXPENSE                                        (5,824)             (6,678)

INTEREST INCOME                                          6,208              19,308
                                                   -----------         -----------

     Loss Before Provision for Income Taxes           (452,301)           (424,084)

PROVISION FOR INCOME TAXES                                  --                  --
                                                   -----------         -----------

     Net Loss                                      $  (452,301)        $  (424,084)
                                                   ===========         ===========


Basic and Diluted Loss Per Share                   $     (0.06)        $     (0.06)
                                                   ===========         ===========
Weighted Average Common Shares Outstanding           7,354,262           6,649,179
                                                   ===========         ===========

               PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           FOR THE THREE MONTHS ENDED
                   SEPTEMBER 30, 1999 AND SEPTEMBER 30, 1998
                                  (UNAUDITED)


                                                                   1999                1998
                                                                   ----                ----
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net Loss                                                $  (452,301)        $  (424,084)

       Adjustments to Reconcile Net Loss to Net Cash
         (Used In) Provided by Operating Activities -
              Depreciation and Amortization                        103,644              83,411

              Changes in Assets and Liabilities-
                  Accounts Receivable                             (156,611)            240,339
                  Inventories                                       36,806            (104,770)
                  Prepaid Expenses                                 (39,291)            (50,899)
                  Accounts Payable                                  51,098              42,700
                  Customer Advances                                     --            (116,841)
                  Accrued Expenses                                  77,044            (155,647)
                                                               -----------         -----------
                  Net Cash Used In Operating Activities           (379,611)           (485,791)
                                                               -----------         -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchases of Property and Equipment                        (133,503)           (164,084)
       Increase in Other Assets                                     (7,055)             (4,724)
                                                               -----------         -----------
           Net Cash Used in Investing Activities                  (140,558)           (168,808)
                                                               -----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Repayment of Capital Lease Obligation                       (26,378)            (29,164)
       Net Proceeds (Costs) From Private Placement of
         Common Stock                                            1,028,670             (13,483)
       Proceeds from Exercise of Warrants                               --              76,670
                                                               -----------         -----------
         Net Cash Provided By Financing Activities               1,002,292              34,023
                                                               -----------         -----------
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                                 482,123            (620,576)

CASH AND CASH EQUIVALENTS AT BEGINNING
  OF PERIOD                                                        480,732           2,060,146
                                                               -----------         -----------

CASH AND CASH EQUIVALENTS AT END
  OF PERIOD                                                    $   962,855         $ 1,439,570
                                                               ===========         ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION:
       Cash Paid for-
         Interest                                              $     5,824         $     6,678
                                                               ===========         ===========
         Income Taxes                                          $       912         $       842
                                                               ===========         ===========

SUPPLEMENTAL DISCLOSURE OF NONCASH
  INVESTING AND FINANCING ACTIVITIES:
       Capital Lease Obligation                                $    42,500         $        --
                                                               ===========         ===========
         Common Stock Issued for Payment of Royalties          $        --         $     7,500
                                                               ===========         ===========

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

       These financial statements have been prepared by the Company, without audit, and reflect normal recurring adjustments which, in the opinion of management, are necessary for a fair statement of the results of the first quarter of the Company's fiscal year 2000. These financial statements do not include all disclosures associated with annual financial statements and, accordingly, should be read in conjunction with footnotes contained in the Company's financial statements for the period ended June 30, 1999 together with the auditors' report filed under cover of the Company's 1999 Annual Report on Form 10-KSB.

       Basic (loss) earnings per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. For the three months ended September 30, 1999 and 1998, the effect of stock options and warrants was antidilutive; therefore, they were not included in the computation of diluted (loss) earnings per share. The number of shares that were excluded from the computation as their effect would be antidilutive were 2,605,500 and 1,754,500, for the three months ended September 30, 1999 and 1998, respectively.


2.     INVENTORIES

       Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

                                September 30, 1999   June 30, 1999
                                ------------------   -------------
Raw Materials                        $643,494        $589,762

Work-In-Process                       174,764         248,085

Finished Goods and Components         124,220         141,437
                                     --------        --------

         Total Inventories           $942,478        $979,284
                                     ========        ========

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


LIQUIDITY AND CAPITAL RESOURCES

         For the three months ended September 30, 1999, the Company's cash and cash equivalents increased by approximately $482,000 to $963,000. The increase in cash and cash equivalents was due to net proceeds received of approximately $1,028,000 for a private placement of common stock, partially offset by cash used by operating activities of approximately $380,000, capital expenditures of approximately $133,000, repayment of debt of approximately $26,000, and an increase in other assets (primarily patents) of approximately $7,000.

         During the three months ending September 30, 1999, the Company entered into a capital lease obligation for the acquisition of manufacturing equipment totaling approximately $42,500.

         The Company's working capital was approximately $3,939,000, $2,874,000 and $1,103,000 at June 30, 1997, 1998 and 1999, respectively, and then increased to approximately $1,571,000 at September 30, 1999. This trend through June 30, 1999 is primarily the result of losses being generated beginning in fiscal 1997, due primarily to a reduction in night vision products revenues occurring over the last three years ending June 1999 and significant investments in internal research and development and capital expenditures in order to transition the Company into more profitable business areas such as medical products and optical thin films. In August 1999, the Company completed a private placement of 1,000,000 shares of common stock with gross proceeds of $1,062,500. In conjunction with this offering, the purchasers were issued warrants to acquire 1,000,000 shares of common stock at an exercise price of $1.125 per share.

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

         The Company's $500,000 secured bank line of credit was terminated during October 1999.

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

RESULTS OF OPERATIONS

         Total revenues for the three months ending September 30, 1999 (the first quarter of fiscal year 2000) increased by $36,990, or 5.4%, from the same period in the prior year. The increase was due primarily to higher sales of medical products (up by approximately $122,000), partially offset by lower sales of non-medical products (down by approximately $85,000). The higher sales of medical products were due to shipments of stereo endoscopes and cameras to one customer against an order of approximately $900,000 received in the fourth quarter of fiscal year 1999. Future deliveries of approximately $420,000 on this order are scheduled for the second and third quarter of fiscal year 2000. The reduction in non-medical sales was due to lower sales of night vision products due to completion last year of several government contracts.

         Included in total revenues are sales for customer-funded research and development projects totaling approximately $0 and $185,000 for the quarter ending September 30, 1999 and 1998, respectively. Levels of customer-funded research and development can fluctuate greatly in any given period depending upon the level of customer demand during such period. All other product sales totaled approximately $717,000 and $495,000 for the quarter ending September 30, 1999 and 1998, respectively.

         Revenues from the Company's largest customer were approximately 69% of total revenues for the quarter ending September 30, 1999. Revenues from the Company's three largest customers were approximately 27%, 18% and 11% of total revenues for the quarter ending September 30, 1998. No other customers accounted for more than 10% of the Company's revenues during those periods.

         Gross profit increased by approximately $169,000 for the quarter ending September 30, 1999 compared to the same period last year, and increased as a percentage of revenues from 24.1% in fiscal year 1999 to 46.5% in the current period. The increase in the gross profit percentage was due primarily to sales with significantly higher gross margins in the current period.

         Research and development expenses increased by approximately $154,000, or 65.3%, for the quarter ending September 30, 1999 compared to the same period last year. During both years, internal research and development expenses consisted primarily of development efforts related to Dense Wavelength Division Multiplexing (DWDM) filters used in telecommunications systems. The increase was due to a higher level of technical staff resources being devoted to the DWDM filter project in the current year.

         Selling, general and administrative expenses increased by approximately $32,000, or 8.7%, for the quarter ending September 30, 1999 compared to the same period last year. The increase was due primarily to higher professional services and sales and marketing expenses.

         Interest expense relates primarily to capital lease obligations.

         Interest income decreased by approximately $13,000 during the quarter ending September 30, 1999 compared to last year due to the lower base of cash equivalents.

         No income tax provision was recorded in the first quarter of fiscal year 2000 or 1999 because of the losses generated in those periods.

YEAR 2000 READINESS

         The Company was required to modify portions of its hardware and software so that its computer systems and other date-sensitive equipment would properly utilize data beyond December 31, 1999. The Company believes that with upgrades and replacements of existing software and hardware, the impact of Year 2000 issues has been mitigated. While the Company believes that it has taken the necessary measures to address Year 2000 issues, if such upgrades or modifications have not been properly made, they could have a material adverse impact on the Company's operations and financial condition. The Company utilized primarily external resources to test and/or replace hardware and software for Year 2000 compliance. The completion date for implementation of the hardware and software replacements necessitated by the Year 2000 project was September 30, 1999, with ongoing testing to continue through December 31, 1999. The Company believes the costs of becoming Year 2000 compliant will not exceed $40,000 (which includes approximately $26,000 for capital equipment upgrades). These costs do not include time spent by internal personnel, which is not material. As of September 30, 1999, approximately $28,000 of such costs have been incurred and recorded in the accounts. As the Company's ongoing assessment of its Year 2000 compliance status progresses, the Company will establish such contingency plans as it deems necessary to address any residual Year 2000 risks. The Company currently is not aware of any material risks to its business and operations presented by the Year 2000 compliance status of its customers, suppliers or service providers.

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

         In March 1999, the Company announced that it had received orders totaling over $1.9 million from several customers for 100GHz and 200GHz channel separation DWDM filters used in telecommunications systems. Revenues on these contracts were approximately $300,000 for the year ending June 30, 1999. No revenues were recorded on these contracts during the quarter ending September 30, 1999 due to production and shipment delays resulting primarily from a major customer's new requirements for the Company to meet more rigorous specifications for its DWDM filters. The Company has made substantial progress in addressing these new requirements and continues working closely with this customer to resolve any remaining issues. Future deliveries on the remainder of these orders depend upon the Company satisfying all customer requirements. The Company is working closely with a number of other potential customers to evaluate continuously evolving requirements and to refine prototype filters.

         During fiscal year 1999, the Company commenced deliveries of stereo endoscopes and cameras to a customer who has developed a computer-enhanced surgery system. Revenues from this customer were approximately 37% of total revenues for the year ended June 30, 1999. In the fourth quarter of fiscal year 1999, the Company received a follow-on order from this customer of approximately $900,000, with deliveries beginning in July 1999. Revenues from this customer were approximately 69% of total revenues for the quarter ended September 30, 1999. In October 1999, the Company received an additional follow-on order of $184,000, with deliveries scheduled from January 2000 to December 2000. The Company anticipates additional follow-on orders from this customer, but the magnitude of such future business depends upon a number of factors, such as the customer's own success in marketing its computer-enhanced surgery system and the customer's continued acceptance of the Company's pricing, performance and product reliability.

PART II. OTHER INFORMATION

ITEM 1            Not Applicable.

ITEM 2            Changes in Securities and Use of Proceeds.

                         On August 5, 1999, the Company issued pursuant to
                  Section 4(2) of the Securities Act of 1933 an aggregate of 1,000,000 shares of its common stock and warrants exercisable for an additional aggregate of 1,000,000 shares of its common stock to Special Situations Cayman Fund, L.P., Special Situations Fund III, L.P., Special Situations Private Equity Fund, L.P. and Special Situations Technology Fund, L.P., four affiliated private investment funds based in New York City (the "Special Situations Funds") in exchange for aggregate cash consideration of $1,062,500.

                         The terms of the warrants issued to the Special
                  Situations Funds provide that the warrants may be exercised at any time prior to 5:00pm on August 5, 2004 at a price per share of $1.125, subject to adjustment pursuant to customary anti-dilution provisions triggered by any future issuances of the Company's common stock for a consideration per share less than the greater of the then current market price or $1.125. The warrants provide that they will terminate if not exercised within 10 days of the Special Situations Funds' receipt of a notice from the Company which may be delivered at the Company's option in the event that the last sale price of the Company's common stock on the NASDAQ SmallCap Market equals or exceeds $2.25 on each of any 20 consecutive trading days.

                         In connection with the issuance of common stock and
                  warrants to the Special Situations Funds, the Company has filed with the Securities and Exchange Commission a registration statement covering the resale of shares of common stock issued to, or issuable upon the exercise of warrants issued to, the Special Situations Funds. Pursuant to a Registration Rights Agreement dated August 5, 1999, the Company would be obligated to issue additional shares and additional warrants to the Special Situations Funds for no additional consideration in the event such registration statement is not declared effective on or prior to December 31, 1999.

ITEMS 3-5         Not Applicable.

ITEM 6            Exhibits and Reports on Form 8-K

                         (a)   Exhibits - Exhibit 27 - Financial Data Schedule

                         (b) Reports on Form 8-K - The Company filed a Current Report on Form 8-K on August 16, 1999 in connection with a press release announcing the private placement of shares and warrants described in Item 2 above.

         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      PRECISION OPTICS CORPORATION, INC.


DATE:  November 5, 1999               BY:  /s/ Jack P. Dreimiller
                                           -----------------------------------
                                           Jack P. Dreimiller
                                           Senior Vice President, Finance,
                                           Chief Financial Officer and Clerk

                                  EXHIBIT INDEX

                  EXHIBIT NUMBER                      DESCRIPTION


                       27                        Financial Data Schedule