Form 10QSB/A
period 1999-09-30
PRECISION OPTICS CORPORATION INC
filed 1999-11-12
CIK 867840

                                  FORM 10-QSB/A

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                                 Amendment No. 1


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
                                  (UNAUDITED)

                                     ASSETS


                                                                              September 30, 1999     June 30, 1999
                                                                              ------------------     -------------
CURRENT ASSETS
         Cash and Cash Equivalents                                                 $   962,855         $   480,732
         Accounts Receivable, Net                                                      366,690             210,079
         Inventories                                                                   942,478             979,284
         Prepaid Expenses                                                               87,287              47,996
                                                                                   -----------         -----------
                  Total Current Assets                                               2,359,310           1,718,091
                                                                                   -----------         -----------
PROPERTY AND EQUIPMENT                                                               3,926,476           3,750,473
         Less:  Accumulated Depreciation                                            (2,588,903)         (2,496,949)
                                                                                   -----------         -----------
                  Net Property and Equipment                                         1,337,573           1,253,524
                                                                                   -----------         -----------
OTHER ASSETS                                                                           278,245             282,880
                                                                                   -----------         -----------
TOTAL ASSETS                                                                       $ 3,975,128         $ 3,254,495
                                                                                   ===========         ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
         Accounts Payable                                                          $   245,717         $   194,619
         Accrued Payroll                                                               126,373              75,644
         Accrued Professional Services                                                  81,874              50,283
         Accrued Profit Sharing and Bonuses                                             31,250              25,000
         Accrued Income Taxes                                                               --                 912
         Accrued Vacation                                                               61,034              78,056
         Accrued Warranty Expense                                                       50,000              50,000
         Current Portion of Capital Lease Obligation                                   150,352             105,542
         Other Accrued Liabilities                                                      41,800              35,392
                                                                                   -----------         -----------
                  Total Current Liabilities                                            788,400             615,448
                                                                                   -----------         -----------
CAPITAL LEASE OBLIGATION                                                               137,624             166,312
                                                                                   -----------         -----------

STOCKHOLDERS' EQUITY
         Common Stock, $.01 par value-
              Authorized -- 10,000,000 shares
              Issued and Outstanding - 7,687,595 and
                  6,687,595 shares at September 30, 1999
                  June 30, 1999, respectively                                           76,876              66,876
         Additional Paid-in Capital                                                  7,225,081           6,206,411
         Accumulated Deficit                                                        (4,252,853)         (3,800,552)
                                                                                   -----------         -----------
                  Total Stockholders' Equity                                         3,049,104           2,472,735
                                                                                   -----------         -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                         $ 3,975,128         $ 3,254,495
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

                                      PRECISION OPTICS CORPORATION, INC.


DATE:  November 12, 1999              BY:  /s/ Jack P. Dreimiller
                                           -----------------------------------
                                           Jack P. Dreimiller
                                           Senior Vice President, Finance,
                                           Chief Financial Officer and Clerk