Form 10QSB
period 1999-12-31
PRECISION OPTICS CORPORATION INC
filed 2000-02-11
CIK 867840

                                   FORM 10-QSB

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1999

Commission file number     001-10647
                       ------------------

                       PRECISION OPTICS CORPORATION, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

        MASSACHUSETTS                                       04-2795294
--------------------------------                         ------------------
(State or other jurisdiction of                          (I.R.S. Employer
  incorporation or organization)                         Identification No.)

               22 EAST BROADWAY, GARDNER, MASSACHUSETTS   01440-3338
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

Yes (X)       No (  )

The number of shares outstanding of issuer's common stock, par value $.01 per share, at December 31, 1999 was 8,064,460 shares.

Transitional Small Business Disclosure Format (check one):
Yes (  )       No (X)

               PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

                                      INDEX


                                                                        Page
                                                                        ----
PART I.    FINANCIAL INFORMATION:

ITEM 1     Consolidated Financial Statements

           Consolidated Balance Sheets-                                   1
               December 31, 1999
               and June 30, 1999 (unaudited)

           Consolidated Statements of Operations -                        2
               Quarter Ended December 31, 1999
               and December 31, 1998 (unaudited)

               Six Months Ended December 31, 1999
               and December 31, 1998 (unaudited)

           Consolidated Statements of Cash Flows -                        3
               Six Months Ended December 31, 1999
               and December 31, 1998 (unaudited)

           Notes to Consolidated Financial Statements                    4-5

ITEM 2

           Management's Discussion and Analysis of                       6-10
               Financial Condition and Results of Operations

PART II.   OTHER INFORMATION                                             11

ITEMS 1-3  Not Applicable                                                11

ITEM 4     Submission of Matters to a Vote of Security Holders           11

ITEM 5     Not Applicable                                                11

ITEM 6     Exhibits and Reports on Form 8-K                              11

               (a)  Exhibits - Exhibit 27

               (b)  Reports on Form 8-K - None


               PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                                     ASSETS


                                                            December 31, 1999    June 30, 1999
                                                            -----------------    -------------
CURRENT ASSETS
         Cash and Cash Equivalents                              $ 1,503,866      $   480,732
         Accounts Receivable, Net                                   208,875          210,079
         Inventories                                                961,400          979,284
         Prepaid Expenses                                            79,674           47,996
                                                                -----------      -----------
                  Total Current Assets                            2,753,815        1,718,091
                                                                -----------      -----------
PROPERTY AND EQUIPMENT                                            4,010,529        3,750,473
         Less:  Accumulated Depreciation                         (2,689,944)      (2,496,949)
                                                                -----------      -----------
                  Net Property and Equipment                      1,320,585        1,253,524
                                                                -----------      -----------
OTHER ASSETS                                                        279,371          282,880
                                                                -----------      -----------
TOTAL ASSETS                                                    $ 4,353,771      $ 3,254,495
                                                                -----------      -----------
                                                                -----------      -----------

             LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

         Accounts Payable                                       $   174,987      $   194,619
         Accrued Payroll                                            111,008           75,644
         Accrued Professional Services                              109,103           50,283
         Accrued Profit Sharing and Bonuses                          32,500           25,000
         Accrued Income Taxes                                            --              912
         Accrued Vacation                                            77,581           78,056
         Accrued Warranty Expense                                    50,000           50,000
         Current Portion of Capital Lease Obligation                146,503          105,542
         Other Accrued Liabilities                                  132,320           35,392
                                                                -----------      -----------
                  Total Current Liabilities                         834,002          615,448
                                                                -----------      -----------
CAPITAL LEASE OBLIGATION                                            118,146          166,312
                                                                -----------      -----------
STOCKHOLDERS' EQUITY
         Common Stock, $.01 par value-
              Authorized -- 20,000,000 shares
              Issued and Outstanding - 8,064,460 and
                  6,687,595 shares at December 31, 1999
                  June 30, 1999, respectively                        80,645           66,876
         Additional Paid-in Capital                               8,272,415        6,206,411
         Accumulated Deficit                                     (4,951,437)      (3,800,552)
                                                                -----------      -----------
                  Total Stockholders' Equity                      3,401,623        2,472,735
                                                                -----------      -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $ 4,353,771      $ 3,254,495
                                                                -----------      -----------
                                                                -----------      -----------


               PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   FOR THE SECOND QUARTER AND SIX MONTHS ENDED
                           DECEMBER 31, 1999 AND 1998



                                                        -- SECOND QUARTER --                -- SIX MONTHS --
                                                        1999            1998              1999            1998
                                                      --------       --------          ----------      ---------
                                                    (UNAUDITED)     (UNAUDITED)       (UNAUDITED)     (UNAUDITED)

REVENUES                                              $587,403       $857,090          $1,304,288     $1,536,985

COST OF GOODS SOLD                                     393,737        505,457             777,423      1,021,586
                                                      --------       --------          ----------      ---------

         GROSS PROFIT                                  193,666        351,633             526,865        515,399
                                                      --------       --------          ----------      ---------

RESEARCH and DEVELOPMENT                               467,226        259,590             856,645        495,202

SELLING, GENERAL and
ADMINISTRATIVE EXPENSES                                426,610        424,232             823,076        789,110
                                                     ---------      ---------          ----------     ----------

TOTAL OPERATING EXPENSES                               893,836        683,822           1,679,721      1,284,302
                                                      --------       --------          ----------     ----------

         OPERATING LOSS                               (700,170)      (332,189)         (1,152,856)      (768,903)

INTEREST EXPENSE                                        (7,053)        (7,506)            (12,877)       (14,184)

INTEREST INCOME                                          8,640         10,271              14,848         29,579
                                                     ---------      ---------          ----------    -----------

         LOSS BEFORE PROVISION

         FOR INCOME TAXES                             (698,583)      (329,424)         (1,150,885)      (753,508)

PROVISION FOR INCOME TAXES                                  --          8,655                  --          8,655
                                                 -------------     ----------       -------------     ----------

         NET LOSS                                    $(698,583)     $(338,079)        $(1,150,885)     $(762,163)
                                                      --------       --------          ----------      ---------
                                                      --------       --------          ----------      ---------

BASIC and DILUTED LOSS PER SHARE                        ($0.09)       ($0.05)              ($0.15)        ($0.11)
                                                      --------       --------          ----------      ---------
                                                      --------       --------          ----------      ---------

WEIGHTED AVERAGE COMMON

SHARES OUTSTANDING                                   7,751,239      6,677,595           7,469,417      6,661,204
                                                      --------       --------          ----------      ---------
                                                      --------       --------          ----------      ---------


               PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            FOR THE SIX MONTHS ENDED
                     DECEMBER 31, 1999 AND DECEMBER 31, 1998
                                  (UNAUDITED)


                                                              1999            1998
                                                          -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net Loss                                           $(1,150,885)   $  (762,163)
       Adjustments to Reconcile Net Loss to Net Cash
         (Used In) Provided by Operating Activities -
              Depreciation and Amortization                   216,703        183,061
              Deferred Income Taxes                                --          8,655
              Non-Cash Royalty Expense                          1,875          1,875
              Changes in Assets and Liabilities-
                  Accounts Receivable                           1,204        (80,431)
                  Inventories                                  17,884        (65,849)
                  Prepaid Expenses                            (33,553)       (61,798)
                  Accounts Payable                            (19,632)        74,108
                  Customer Advances                                --       (116,841)
                  Accrued Expenses                            197,225       (128,605)
                                                          -----------    -----------
                  Net Cash Used In Operating Activities      (769,179)      (947,988)
                                                          -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchases of Property and Equipment                   (217,556)      (247,547)
       Increase in Other Assets                               (20,199)       (17,262)
                                                          -----------    -----------
           Net Cash Used in Investing Activities             (237,755)      (264,809)
                                                          -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
       Repayment of Capital Lease Obligation                  (49,705)       (62,391)
       Net Proceeds (Costs) From Private Placement of
         Common Stock                                       1,019,391        (54,418)
       Proceeds from Exercise of Stock Options and          1,060,382         76,670
         Warrants                                         -----------    -----------
           Net Cash Provided By (Used in)
             Financing Activities                           2,030,068        (40,139)
                                                          -----------    -----------
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                          1,023,134     (1,252,936)

CASH AND CASH EQUIVALENTS AT BEGINNING
  OF PERIOD                                                   480,732      2,060,146
                                                          -----------    -----------
CASH AND CASH EQUIVALENTS AT END
  OF PERIOD                                               $ 1,503,866    $   807,210
                                                          -----------    -----------
                                                          -----------    -----------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION:
       Cash Paid for-
         Interest                                         $    12,877    $    14,184
                                                          -----------    -----------
                                                          -----------    -----------

         Income Taxes                                     $        --    $        --
                                                          -----------    -----------
                                                          -----------    -----------
SUPPLEMENTAL DISCLOSURE OF NONCASH
  INVESTING AND FINANCING ACTIVITIES:
       Capital Lease Obligation                           $    42,500    $    72,798
                                                          -----------    -----------
                                                          -----------    -----------

       Common Stock Issued for Payment of Royalties       $        --    $     7,500
                                                          -----------    -----------
                                                          -----------    -----------


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

              These financial statements have been prepared by the Company, without audit, and reflect normal recurring adjustments which, in the opinion of management, are necessary for a fair statement of the results of the second quarter and first half of the Company's fiscal year 2000. These financial statements do not include all disclosures associated with annual financial statements and, accordingly, should be read in conjunction with footnotes contained in the Company's financial statements for the period ended June 30, 1999 together with the auditors' report filed under cover of the Company's 1999 Annual Report on Form 10-KSB.

       (b)    (LOSS) EARNINGS PER SHARE

              Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. For the six months ended December 31, 1999 and 1998, the effect of stock options and warrants was antidilutive; therefore, they were not included in the computation of diluted loss per share. The number of shares that were excluded from the computation as their effect would be antidilutive were 2,409,635 for the six months ended December 31, 1999 and 1,596,500 for the six months ended December 31, 1998.

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

       (d)    LONG-LIVED ASSETS

              In accordance with the provisions of SFAS No. 121, ACCOUNTING FOR IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF, the Company evaluates the realizability of its long-lived assets at each reporting period based on projected future cash flows. As of December 31, 1999 and 1998, the Company has determined that no material adjustment to the carrying value of its long-lived assets was required.

       (e)    WARRANTY COSTS

       The Company does not incur future performance obligations in the normal course of business other than providing a standard one-year warranty on materials and workmanship to its customers. The Company provides for estimated warranty costs at the time product revenue is recognized.

2.     INVENTORIES

       Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:


                                                  December 31, 1999    June 30, 1999
                                                  -----------------    -------------
              Raw Materials                          $605,826             $589,762

              Work-In-Process                         224,279              248,085

              Finished Goods and Components           131,295              141,437
                                                     -------              -------
                  Total Inventories                  $961,400             $979,284
                                                     -------              -------
                                                     -------              -------


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

LIQUIDITY AND CAPITAL RESOURCES

         For the six months ended December 31, 1999, the Company's cash and cash equivalents increased by approximately $1,023,000 to $1,504,000. The increase in cash and cash equivalents was due to net proceeds received of approximately $1,019,000 for a private placement of common stock, and exercise of stock options and warrants of approximately $1,060,000, partially offset by cash used by operating activities of approximately $769,000, purchases of property and equipment of approximately $217,000, repayment of capital lease obligations of approximately $50,000, and an increase in other assets (primarily patents) of approximately $20,000.

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

         As a potential source of liquidity, the Company has callable warrants outstanding for 1,000,000 shares with an exercise price of $11/8 per share and 310,000 shares with an exercise price of $4 per share. If exercised in full, these warrants would generate proceeds to the Company of approximately $2,365,000.

         The Company has no material unused sources of liquidity other than its cash and cash equivalents, accounts receivable and callable warrants. If these liquidity sources, along with revenues from operations, are not sufficient to fund operations or growth, the Company will require additional financing. The timing and amount of additional financing requirements depend on a number of factors, including the status of development and commercialization efforts, the cost of equipment and personnel to support manufacturing of new and existing products, and the amount of working capital necessary to start up and maintain operations supporting new products. The Company may seek additional funds through public or private equity or debt financing. There can be no assurance that such funds will be available on satisfactory terms, if at all. Lack of necessary funds may require the Company to delay, scale back or eliminate some or all of its development efforts and undertake other cost reduction measures.

RESULTS OF OPERATIONS

         Total revenues for the quarter and six months ended December 31, 1999 decreased by $269,687 or 31.5% and $232,670 or 15.1%, respectively, from the same periods in the prior year.

         The revenue decrease from the prior year for the second quarter was due to lower sales of medical products (down 34%), and lower sales of non-medical products (down 7%). For the quarter ending December 31, 1999, medical sales were lower due primarily to lower shipments of stereo endoscopes and cameras, partially offset by higher sales of non-stereo endoscopes and endocouplers. Non-medical sales were lower for the quarter due primarily to the phasing out of night vision products and lower sales of industrial products, partially offset by higher sales of DWDM filters.

         Similarly, the revenue decrease from the prior year for the six months ended December 31, 1999 was due to lower sales of medical products (down 10%), and sales of non-medical products (down 49%). For the six months ended December 31, 1999, medical sales were lower due primarily to lower sales of non-stereo endoscopes and couplers and lower customer-funded medical research and development projects, partially offset by higher shipments of stereo endoscopes and cameras. Non-medical sales were lower year to date due primarily to the phasing out of night vision products and lower sales of industrial products, partially offset by higher sales of DWDM filters.

         Included in total revenues are sales for customer-funded research and development projects totaling approximately $8,000 and $18,000 for the quarter ending December 31, 1999 and 1998, respectively, and approximately $8,000 and $204,000 for the six months ended December 31, 1999 and 1998, respectively. Levels of customer-funded research and development can fluctuate greatly in any given period depending upon the level of customer demand during such period.

         Revenues from the Company's two largest customers were approximately 51% and 10% of total revenues for the six months ended December 31, 1999, and revenues from the Company's two largest customers were approximately 37% and 13% of total revenues for the six months ended December 31, 1998. No other customers accounted for more than 10% of the Company's revenues during those periods.

         Gross profit expressed as a percentage of revenues decreased from 41.0% to 33.0% for the second quarter, and increased from 33.5% to 40.4% for the six months ended December 31, 1999, compared to the corresponding periods in the prior year. The fluctuations in the gross profit percentage are due primarily to favorable and unfavorable changes in the product mix of shipments in the current year periods, which result in proportionately lower or higher manufacturing costs.

         Research and development expenses increased by approximately $208,000, or 80.0%, for the quarter ending December 31, 1999, and by approximately $361,000, or 73.0%, for the six months ending December 31, 1999 compared to the corresponding periods of the prior year. During both years, internal research and development expenses consisted primarily of development efforts related to Dense Wavelength Division Multiplexing (DWDM) filters used in telecommunications systems. The increase was due to a higher level of technical staff resources being devoted to the DWDM filter project in the current year.

         Selling, general and administrative expenses increased by approximately $2,000, or 0.5%, for the quarter ending December 31, 1999 and by approximately $34,000, or 4.3%, for the six months ending December 31, 1999 compared to the corresponding periods of the prior year. The year to date increase is due primarily to higher professional services expenses.

         Interest expense relates primarily to capital lease obligations.

         Interest income decreased by approximately $2,000 for the quarter and by approximately $15,000 for the six months ending December 31, 1999 compared to the corresponding periods of the prior year due to the lower base of cash equivalents.

         No income tax provision was recorded in the first or second quarter of fiscal year 2000 or 1999 because of the losses generated in those periods.

YEAR 2000 READINESS

         The Company was required to modify portions of its hardware and software so that its computer systems and other date-sensitive equipment would properly utilize data beyond December 31, 1999. The Company utilized primarily external resources to test and/or replace hardware and software for Year 2000 compliance. The costs of becoming Year 2000 compliant were approximately $35,000 (which includes approximately $26,000 for capital equipment upgrades). These costs do not include time spent by internal personnel, which was not material. To date the Company has not experienced any problems or disruptions of its operations due to Year 2000 issues, nor is the Company currently aware of any material risks to its business and operations presented by the Year 2000 compliance status of its customers, suppliers or service providers. The Company will continue to monitor its Year 2000 compliance status, and implement contingency plans as necessary to address any residual Year 2000 risks.

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

         In December 1999, the Company announced that its 200-GHz filters for use in Dense Wavelength Division Multiplexing (DWDM) applications by the telecommunications industry had passed all qualification and test criteria of a major customer. Production and shipments of 200-GHz filters to this customer on a remaining order balance of approximately $1.6 million resumed in late December 1999 and are expected to accelerate over the next several months. The Company has also received several smaller orders for 200-GHz filters from other customers. The level of future shipments will depend, to a large extent, upon the ability to achieve satisfactory production rates and yields during start-up phases and into mature production.

         In January 2000, the Company announced the appointment of Dr. James D. Rancourt as Senior Vice President, Optical Thin Film Technology. Dr. Rancourt was affiliated with Optical Coating Labs, Inc. (OCLI) for many years, where his management and technical responsibilities included optical thin film design, development, manufacturing, process automation and project management. From 1995 through 1997 Dr. Rancourt was Chief Scientist at OCLI. For the past two years he directed new thin film coated product development at Guardian Industries Corporation, a large international manufacturer of commercial flat glass. Dr. Rancourt is a recognized expert in all facets of optical thin film filter design, development and manufacturing, and the holder of numerous optical thin film patents. His in-depth expertise in the understanding, design and development of narrow bandpass filters is directly applicable to Dense Wavelength Division Multiplexing (DWDM) optical filters used by the fiber optics telecommunications industry.

         During fiscal year 1999, the Company commenced deliveries of stereo endoscopes and cameras to a customer who has developed a computer-enhanced surgery system. Revenues from this customer were approximately 51% of total revenues for the six months ended December 31, 1999. In October 1999, the Company received an additional follow-on order of $184,000, with deliveries scheduled from January 2000 to December 2000. The Company anticipates additional follow-on orders from this customer, but the magnitude of such future business depends upon a number of factors, such as the customer's own success in marketing its computer-enhanced surgery system and the customer's continued acceptance of the Company's pricing, performance and product reliability.

PART II.          OTHER INFORMATION

ITEMS 1-3         Not Applicable.

ITEM 4            Submission of Matters to a Vote of Security Holders

                    At the annual meeting of stockholders of the Company held
                  on November 9, 1999, 7,327,294 (or 95.3%) of the 7,687,595
                  then-outstanding shares of common stock of the Company were present and voted by proxy. H. Angus Macleod and Robert R. Shannon were reelected as Class II directors of the Company, in the case of Dr. Macleod, by a vote of 7,224,246 shares for and 0 shares against with 103,048 shares abstaining and, in the case of Mr. Shannon, by a vote of 7,230,446 shares for and 0 shares against with 96,848 shares abstaining. In addition, a proposal to increase the authorized number of shares of common stock of the Company from 10,000,000 to 20,000,000 was approved by a vote of 7,205,181 shares for and 96,313 shares against with 25,800 shares abstaining.

ITEM 5            Not Applicable.

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

                                  PRECISION OPTICS CORPORATION, INC.

DATE:  February 9, 2000           BY:  /s/ Jack P. Dreimiller
------------------------             --------------------------------
                                     Jack P. Dreimiller
                                     Senior Vice President, Finance,
                                     Chief Financial Officer and Clerk

                                  EXHIBIT INDEX



         EXHIBIT NUMBER                     DESCRIPTION
             27                        Financial Data Schedule
