Form 10QSB
period 2000-03-31
PRECISION OPTICS CORPORATION INC
filed 2000-05-12
CIK 867840

                                   FORM 10-QSB

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000

Commission file number  001-10647
                       -----------

                       PRECISION OPTICS CORPORATION, INC.
   ---------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

        Massachusetts                                  04-2795294
-------------------------------                    -------------------
(State or other jurisdiction of                     (I.R.S. Employer
 incorporation or organization)                    Identification No.)

               22 East Broadway, Gardner, Massachusetts 01440-3338
          --------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (978) 630-1800
          --------------------------------------------------------------
                (Issuer's telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes (X)       No ( )

The number of shares outstanding of issuer's common stock, par value $.01 per share, at March 31, 2000 was 9,864,708 shares.

Transitional Small Business Disclosure Format (check one):
Yes ( )   No (X)

               PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

                                      INDEX
                                      -----

                                                                              PAGE
                                                                              ----
PART I.     FINANCIAL INFORMATION:

ITEM 1      Consolidated Financial Statements

            Consolidated Balance Sheets - .................................     1
                March 31, 2000 and June 30, 1999 (unaudited)

            Consolidated Statements of Operations - .......................     2
                Quarter Ended March 31, 2000
                and March 31, 1999 (unaudited)

                Nine Months Ended March 31, 2000
                and March 31, 1999 (unaudited)

            Consolidated Statements of Cash Flows - .......................     3
                Nine Months Ended March 31, 2000
                and March 31, 1999 (unaudited)

            Notes to Consolidated Financial Statements ....................   4-5

ITEM 2
            Management's Discussion and Analysis of .......................  6-10
                Financial Condition and Results of Operations

PART II.    OTHER INFORMATION

ITEM 1      Not Applicable

ITEM 2      Changes in Securities and Use of Proceeds

ITEMS 3-5   Not Applicable

ITEM 6      Exhibits and Reports on Form 8-K

                (a)  Exhibits - Exhibit 27

                (b)  Reports on Form 8-K

                            PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES
                                       CONSOLIDATED BALANCE SHEETS
                                              (UNAUDITED)

                                                          ASSETS
                                                          ------
                                                                                        MARCH 31, 2000    JUNE 30, 1999

CURRENT ASSETS
         Cash and Cash Equivalents ................................................       $16,704,254           $480,732
         Accounts Receivable, Net .................................................           368,463            210,079
         Inventories ..............................................................           925,882            979,284
         Prepaid Expenses .........................................................           149,879             47,996
                                                                                         ------------       ------------
                  Total Current Assets ............................................        18,148,478          1,718,091
                                                                                         ------------       ------------
PROPERTY AND EQUIPMENT ............................................................         4,447,017          3,750,473
         Less:  Accumulated Depreciation ..........................................        (2,775,374)        (2,496,949)
                                                                                         ------------       ------------
                  Net Property and Equipment ......................................         1,671,643          1,253,524
                                                                                         ------------       ------------
OTHER ASSETS ......................................................................           274,405            282,880
                                                                                         ------------       ------------
TOTAL ASSETS ......................................................................       $20,094,526         $3,254,495
                                                                                         ============       ============

                                           LIABILITIES AND STOCKHOLDERS' EQUITY
                                           ------------------------------------
CURRENT LIABILITIES
         Accounts Payable .........................................................          $354,737           $194,619
         Accrued Payroll ..........................................................            78,739             75,644
         Accrued Professional Services ............................................           150,481             50,283
         Accrued Profit Sharing and Bonuses .......................................            36,250             25,000
         Accrued Income Taxes .....................................................              --                  912
         Accrued Vacation .........................................................            97,457             78,056
         Accrued Warranty Expense .................................................            50,000             50,000
         Current Portion of Capital Lease Obligation ..............................           122,880            105,542
         Other Accrued Liabilities ................................................            77,887             35,392
                                                                                         ------------       ------------
                  Total Current Liabilities .......................................           968,431            615,448
                                                                                         ------------       ------------
CAPITAL LEASE OBLIGATION ..........................................................           100,248            166,312
                                                                                         ------------       ------------
STOCKHOLDERS' EQUITY
         Common Stock, $.01 par value-
              Authorized -- 20,000,000 shares
              Issued and Outstanding - 9,864,708 and
                  6,687,595 shares at March 31, 2000
                  June 30, 1999, respectively .....................................            98,647             66,876
         Additional Paid-in Capital ...............................................        24,546,299          6,206,411
         Accumulated Deficit ......................................................        (5,619,099)        (3,800,552)
                                                                                         ------------       ------------
                  Total Stockholders' Equity ......................................        19,025,847          2,472,735
                                                                                         ------------       ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ........................................       $20,094,526         $3,254,495
                                                                                         ============       ============

                            PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES
                                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                FOR THE THIRD QUARTER AND NINE MONTHS ENDED
                                          MARCH 31, 2000 AND 1999

                                                          -- THIRD QUARTER --                     -- NINE MONTHS --
                                                         2000               1999               2000                1999
                                                         ----               ----               ----                ----
                                                      (UNAUDITED)        (UNAUDITED)        (UNAUDITED)         (UNAUDITED)
REVENUES .....................................         $784,503            $790,846          $2,088,791          $2,327,831

COST OF GOODS SOLD ...........................          595,472             472,207           1,372,895           1,493,793
                                                    -----------         -----------         -----------         -----------
         GROSS PROFIT ........................          189,031             318,639             715,896             834,038

RESEARCH and DEVELOPMENT EXPENSES ............          442,835             297,134           1,299,480             792,336

SELLING, GENERAL and
ADMINISTRATIVE EXPENSES ......................          457,823             406,921           1,280,899           1,196,021
                                                    -----------         -----------         -----------         -----------
         TOTAL ...............................          900,658             704,055           2,580,379           1,988,357
                                                    -----------         -----------         -----------         -----------

         OPERATING LOSS ......................         (711,627)           (385,416)         (1,864,483)         (1,154,319)

INTEREST EXPENSE .............................           (6,537)             (6,709)            (19,414)            (20,893)

INTEREST INCOME ..............................           50,502               6,361              65,350              35,940
                                                    -----------         -----------         -----------         -----------
         LOSS BEFORE PROVISION
         FOR INCOME TAXES ....................         (667,662)           (385,764)         (1,818,547)         (1,139,272)

PROVISION FOR INCOME TAXES ...................             --                  --                  --                 8,655
                                                    -----------         -----------         -----------         -----------
         NET LOSS ............................        $(667,662)          $(385,764)        $(1,818,547)        $(1,147,927)
                                                    ===========         ===========         ===========         ===========
BASIC AND DILUTED LOSS PER SHARE .............           ($0.08)             ($0.06)             ($0.23)             ($0.17)
                                                    ===========         ===========         ===========         ===========
WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING ................................        8,471,946           6,677,595           7,803,594           6,666,121
                                                    ===========         ===========         ===========         ===========

                            PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES
                                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        FOR THE THREE MONTHS ENDED
                                    MARCH 31, 2000 AND MARCH 31, 1999
                                               (UNAUDITED)

                                                                                           2000                1999
                                                                                           ----                ----
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net Loss ...............................................................        $(1,818,547)          $(1,147,927)

       Adjustments to Reconcile Net Loss to Net Cash
         (Used In) Provided by Operating Activities -
              Depreciation and Amortization ...................................            342,254               283,894
              Deferred Income Taxes ...........................................               --                   8,655
              Non-Cash Royalty Expense ........................................              2,813                 2,813
              Changes in Assets and Liabilities-
                  Accounts Receivable .........................................           (158,384)              (83,799)
                  Inventories .................................................             53,402                68,786
                  Prepaid Expenses ............................................           (104,696)              (47,696)
                  Refundable Income Taxes .....................................               --                 136,346
                  Accounts Payable ............................................            160,118               125,027
                  Customer Advances ...........................................               --                (116,841)
                  Accrued Expenses ............................................            175,527               (93,491)
                                                                                      ------------           -----------
                  Net Cash Used In Operating Activities .......................         (1,347,513)           (1,001,805)
                                                                                      ------------           -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
        Purchases of Property and Equipment ...................................           (668,632)             (327,008)
        Increase in Other Assets ..............................................            (27,429)              (27,198)
                                                                                      ------------           -----------
           Net Cash Used in Investing Activities ..............................           (696,061)             (354,206)
                                                                                      ------------           -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Repayment of Capital Lease Obligation ..................................           (104,563)              (89,873)
       Net Proceeds (Costs) From Private Placements of Common Stock ...........         15,048,960               (54,418)
       Proceeds from Exercise of Stock Options and Warrants ...................          3,322,699                76,670
                                                                                      ------------           -----------
           Net Cash Provided By (Used In) By Financing Activities .............         18,267,096               (67,621)
                                                                                      ------------           -----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ..........................         16,223,522            (1,423,632)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ..............................            480,732             2,060,146
                                                                                      ------------           -----------
CASH AND CASH EQUIVALENTS AT END OF  PERIOD ...................................        $16,704,254              $636,514
                                                                                      ============           ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
       Cash Paid for-
         Interest .............................................................        $    19,414           $    20,893
                                                                                      ============           ===========
         Income Taxes .........................................................        $       912           $      --
                                                                                      ============           ===========

SUPPLEMENTAL DISCLOSURE OF NONCASH
  INVESTING AND FINANCING ACTIVITIES:
       Capital Lease Obligation ...............................................       $     55,837           $    72,798
                                                                                      ============           ===========
         Common Stock Issued for Payment of Royalties .........................       $       --             $     7,500
                                                                                      ============           ===========

                       PRECISION OPTICS CORPORATION, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
       ------------------------------------------

       (a)    BASIS OF PRESENTATION

              The accompanying consolidated financial statements include the accounts of Precision Optics Corporation, Inc. and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

              These financial statements have been prepared by the Company, without audit, and reflect normal recurring adjustments which, in the opinion of management, are necessary for a fair statement of the results of the third quarter and first nine months of the Company's fiscal year 2000. These financial statements do not include all disclosures associated with annual financial statements and, accordingly, should be read in conjunction with footnotes contained in the Company's financial statements for the period ended June 30, 1999 together with the auditors' report filed under cover of the Company's 1999 Annual Report on Form 10-KSB.

       (b)    (LOSS) EARNINGS PER SHARE

              Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. For the nine months ended March 31, 2000 and 1999, the effect of stock options and warrants was antidilutive; therefore, they were not included in the computation of diluted loss per share. The number of shares that were excluded from the computation as their effect would be antidilutive were 1,864,648 for the nine months ended March 31, 2000 and 1,621,500 for the nine months ended March 31, 1999.

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

       (d)    LONG-LIVED ASSETS

              In accordance with the provisions of SFAS No. 121, ACCOUNTING FOR IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF, the Company evaluates the realizability of its long-lived assets as circumstances change based on projected future cash flows. As of March 31, 2000 and 1999, the Company has determined that no material adjustment to the carrying value of its long-lived assets was required.

       (e)    WARRANTY COSTS

              The Company does not incur future performance obligations in the normal course of business other than providing a standard one-year warranty on materials and workmanship to its customers. The Company provides for estimated warranty costs at the time product revenue is recognized.



2.     INVENTORIES
       -----------

       Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

                                                           March 31, 2000    June 30, 1999
                                                           --------------    -------------
                 Raw Materials ........................       $579,539        $589,762

                 Work-In-Process ......................        202,597         248,085

                 Finished Goods and Components ........        143,746         141,437
                                                              --------        --------
                          Total Inventories ...........       $925,882        $979,284
                                                              ========        ========

3.     STOCKHOLDERS' EQUITY

       In March 2000, the Company completed a private placement of 789,463 shares of common stock with gross proceeds of $15 million. In conjunction with this offering, the purchasers were issued warrants to acquire 465,798 shares of common stock at a weighted average exercise price of $26.73 per share. The warrants are immediately exercisable and expire on March 17, 2005.

       During the nine months ended March 31, 2000, stock options and warrants for a total of 1,387,650 shares of common stock were exercised, resulting in proceeds to the Company of $3,322,699.

4.     RECENT ACCOUNTING PRONOUNCEMENTS
       --------------------------------

       The Securities and Exchange Commission released Staff Accounting Bulletin (SAB) No. 101, REVENUE RECOGNITION IN FINANCIAL STATEMENTS, on December 3, 1999. This SAB provides additional guidance on the accounting for revenue recognition, including both broad conceptual discussions as well as certain industry-specific guidance. The guidance is effective for the fiscal periods after June 30, 2000. The Company does not expect the adoption of SAB 101 to have a material impact on the Company's results of operations.

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

               PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Important Factors Regarding Forward-Looking Statements
------------------------------------------------------

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

Liquidity and Capital Resources
-------------------------------

         For the nine months ended March 31, 2000, the Company's cash and cash equivalents increased by approximately $16,223,000 to $16,704,000. The increase in cash and cash equivalents was due to net proceeds received of approximately $15,049,000 for two private placements of common stock, and exercise of stock options and warrants of approximately $3,323,000, partially offset by cash used by operating activities of approximately $1,348,000, purchases of property and equipment of approximately $669,000, repayment of capital lease obligations of approximately $105,000, and an increase in other assets (primarily patents) of approximately $27,000.

         In March 2000, the Company completed a private placement of 789,463 shares of common stock with gross proceeds of $15 million. In conjunction with this offering, the purchasers were issued warrants to acquire 465,798 shares of common stock at a weighted average exercise price of $26.73 per share. The warrants are immediately exercisable and expire on March 17, 2005.

         During the nine months ended March 31, 2000, stock options and warrants for a total of 1,387,650 shares of common stock were exercised, resulting in proceeds to the Company of $3,322,699.

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

         The Company's cash and cash equivalents are considered sufficient to support working capital and investment needs for at least the next twelve months.


Results of Operations
---------------------

         Total revenues for the quarter and nine months ended March 31, 2000 were approximately $785,000 and $2,089,000, respectively, a decrease of approximately $6,000 or 0.8% and $239,000 or 10.3%, respectively, from the same periods in the prior year.

         The revenue decrease from the prior year for the third quarter was due to lower sales of medical products (down 35%), partially offset by higher sales of non-medical products (up 30%). For the quarter ending March 31, 2000, medical sales were lower due primarily to lower shipments of stereo endoscopes and cameras, partially offset by higher sales of non-stereo endoscopes and endocouplers. Non-medical sales were higher for the quarter due primarily to higher sales of Dense Wavelength Division Multiplexing (DWDM) filters.

         The revenue decrease from the prior year for the nine months ended March 31, 2000 was due to lower sales of medical products (down 9%), and lower sales of non-medical products (down 22%). For the nine months ended March 31, 2000, medical sales were lower due primarily to lower sales of non-stereo endoscopes and couplers and lower customer-funded medical research and development projects, partially offset by higher shipments of stereo endoscopes and cameras. Non-medical sales were lower year to date due primarily to the phasing out of night vision products and lower sales of industrial products, partially offset by higher sales of DWDM filters.

         Included in total revenues are sales for customer-funded research and development projects totaling approximately $0 and $13,000 for the quarter ending March 31, 2000 and 1999, respectively, and approximately $8,000 and $217,000 for the nine months ended March 31, 2000 and 1999, respectively. Levels of customer-funded research and development can fluctuate greatly in any given period depending upon the level of customer demand during such period.

         Revenues from the Company's two largest customers were approximately 48% and 11% of total revenues for the nine months ended March 31, 2000, and revenues from the Company's two largest customers were approximately 43% and 10% of total revenues for the nine months ended March 31, 1999. No other customers accounted for more than 10% of the Company's revenues during those periods.

         Gross profit expressed as a percentage of revenues decreased from 40.3% to 24.1% for the third quarter, and from 35.8% to 34.3% for the nine months ended March 31, 2000, compared to the corresponding periods in the prior year. The decrease in the gross profit percentage is due primarily to production start-up inefficiencies related to DWDM filters and higher fixed manufacturing costs such as depreciation, employee recruiting, equipment rental and indirect labor.

         Research and development expenses increased by approximately $146,000, or 49.0%, for the quarter ending March 31, 2000, and by approximately $508,000, or 64.0%, for the nine months ending March 31, 2000 compared to the corresponding periods of the prior year. During both years, internal research and development expenses consisted primarily of development efforts related to DWDM filters used in telecommunications systems. The increase was due to a higher level of technical staff resources being devoted to the DWDM filter project in the current year.

         Selling, general and administrative expenses increased by approximately $51,000, or 12.5%, for the quarter ending March 31, 2000 and by approximately $85,000, or 9.1%, for the nine months ending March 31, 2000 compared to the corresponding periods of the prior year. The increase for the current quarter is due primarily to higher payroll related and employee recruiting expenses. For the nine months ended March 31, 2000, the increase is due primarily to higher professional services and payroll related expenses.

         Interest expense relates primarily to capital lease obligations.

         Interest income increased by approximately $44,000 for the quarter and by $29,000 for the nine months ending March 31, 2000 compared to the corresponding periods of the prior year due to the higher base of cash and cash equivalents related to net proceeds received from private placements of common stock in August 1999 and March 2000 and from exercise of stock options and warrants.

         No income tax provision was recorded in the first or second quarter of fiscal year 2000 or 1999 because of the losses generated in those periods.

Trends and Uncertainties That May Affect Future Results
-------------------------------------------------------

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

         The Company has continued its investments in research and development and capital equipment, particularly in the DWDM and other telecommunication areas. Efforts were focused on improving manufacturing processes for 200GHz filters and development of 100GHz filters. Prototypes of 100GHz filters were displayed at the Optical Fiber Communication (OFC) Conference in Baltimore last month, and prototypes have been provided to several potential customers for evaluation.

         As previously announced, shipments of 200GHz DWDM filters to a major customer resumed in late December 1999. Shipments of DWDM filters during the quarter were limited by production inefficiencies and represented 12.5% of total revenues for the third quarter. However, DWDM filter production began improving significantly in early April. DWDM filter shipments for the month through April 28 were made at a weekly rate already 2 1/2 times the average weekly rate of shipments made in the quarter ending March 31, 2000. The Company believes that shipments will continue to increase over the next several months as the manufacturing process is further refined. The Company continues to work closely with a number of current and potential customers to evaluate and refine prototype filters.

         As also previously announced, the Company has received an order for $2.0 million from a new customer for 200GHz channel separation DWDM optical filters used in telecommunications systems. This brings the Company's current order backlog for DWDM filters to approximately $3.6 million. Approximately $130,000 of this new order is scheduled for delivery in the quarter ending June 30, 2000. The balance of the order is scheduled for delivery between July 2000 and June 2001.

         During fiscal year 1999, the Company commenced deliveries of stereo endoscopes and cameras to a customer who has developed a computer-enhanced surgery system. Revenues from this customer were approximately 48% of total revenues for the nine months ended March 31, 2000. In February 2000, the Company announced that it had received orders for endoscopes totaling approximately $1.1 million, including a follow-on order from this customer for stereo endoscopes, which is scheduled for delivery between June and December 2000. This customer has seen significant acceptance in the international marketplace for its computer-enhanced surgical device for use in minimally invasive cardiovascular and general surgery procedures. The stereo endoscopes and cameras manufactured by Precision Optics Corporation are key components of this system, enabling surgeons to visualize the operative site in high resolution 3-D imagery.

The Company anticipates additional follow-on orders from this customer, but the magnitude of such future business depends upon a number of factors, such as the customer's own success in marketing its computer-enhanced surgery system and the customer's continued acceptance of the Company's pricing, performance and product reliability.

         The Company also previously announced that the $1.1 million of new endoscope orders included an order for its new 5mm laparoscopes from a customer who is a market leader in the distribution of rigid, monocular laparoscopes. These instruments are used primarily for diagnostics and minimally invasive surgical procedures in the abdomen. Of the $1.1 million in new endoscope orders, approximately $235,000 is scheduled for shipment in the quarter ending June 30, 2000. The balance of the orders is scheduled for delivery between July 2000 and April 2001.

PART II. OTHER INFORMATION



ITEM 1            Not Applicable.

ITEM 2            Changes in Securities and Use of Proceeds.

                         On March 17, 2000, the Company issued pursuant to Rule
                  506 of Regulation D under the Securities Act of 1933 an aggregate of 789,463 shares of its common stock and warrants
                  (including warrants issued in respect of fees) exercisable for an additional aggregate of 465,798 shares of its common stock to qualified institutional and private investors (the
                  "Investors") in exchange for aggregate cash consideration of $15 million.

                         The terms of the warrants provide that the warrants may
                  be exercised at any time prior to 5:00 pm on March 17, 2005 at a weighted average exercise price per share of $26.73, subject to adjustment pursuant to customary anti-dilution provisions triggered by stock splits, stock dividends, or similar transactions. The warrants provide that they will terminate if not exercised within 20 days of the Investor's receipt of a notice from the Company which may be delivered at the Company's option in the event that the last sale price of the Company's common stock on the NASDAQ SmallCap Market equals or exceeds $55.20 on each of any 10 consecutive trading days.

                         In connection with the issuance of common stock and
                  warrants to the Investors, the Company has filed with the Securities and Exchange Commission a registration statement covering the resale of shares of common stock issued to, or issuable upon the exercise of warrants issued to, the Investors. Pursuant to a Registration Rights Agreement dated
                  March 17, 2000, the Company would be obligated to pay a cash penalty to the Investors in the event such registration statement is not declared effective on or prior to July 15, 2000.

ITEMS 3-5         Not Applicable.

ITEM 6            Exhibits and Reports on Form 8-K
                         (a)   Exhibits - Exhibit 27 - Financial Data Schedule

                         (b)   Reports on Form 8-K - The Company filed a Current
                               Report on Form 8-K on March 20, 2000 in
                               connection with a press release announcing the private placement of shares and warrants described in Item 2 above.

         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          PRECISION OPTICS CORPORATION, INC.


DATE: May 9, 2000                         BY: /s/  JACK P. DREIMILLER
                                              ------------------------
                                              Jack P. Dreimiller
                                              Senior Vice President, Finance,
                                              Chief Financial Officer and Clerk

                                  EXHIBIT INDEX

             EXHIBIT NUMBER                     DESCRIPTION
                 27                     Financial Data Schedule