Form 10KSB
period 2000-06-30
PRECISION OPTICS CORPORATION INC
filed 2000-09-27
CIK 867840

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                       ----------------------------------

                                   FORM 10-KSB
(Mark One)

[X] ANNUAL  REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE ACT OF
    1934

For the Fiscal Year Ended JUNE 30, 2000

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For transition period from ____ to ____

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

                                 (978) 630-1800
                (Issuer's telephone number, including area code)

              Securities registered under Section 12(b) of the Act:

                                      NONE

              Securities registered under Section 12(g) of the Act:

                          COMMON STOCK, $.01 PAR VALUE

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes /X/ No / /

         Check if no disclosure of delinquent filers to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. __

         The issuer's revenues for its most recent fiscal year were $3,009,649.

         The aggregate market value of the voting stock, consisting solely of common stock, held by non-affiliates of the issuer computed by reference to the closing price of such stock was $98,156,138 as of August 31, 2000.

         The number of shares of outstanding common stock of the issuer as of August 31, 2000 was 10,470,758.

                       DOCUMENTS INCORPORATED BY REFERENCE

         The issuer's Proxy Statement for the 2000 Annual Meeting of Shareholders to be held on November 14, 2000 is incorporated into Part III of this Form 10-KSB.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

                              BUSINESS DEVELOPMENT

         Precision Optics Corporation, Inc. (the "Company") was incorporated in Massachusetts in 1982 and has been publicly owned since November 1990.

         References to the Company contained herein include its two wholly owned subsidiaries except where the context otherwise requires.

                               BUSINESS OF ISSUER

         The Company designs, develops, manufactures and sells specialized optical systems and components and optical thin film coatings. The Company conducts business in one industry segment only. The Company's products and services fall into the following areas: medical products for use by hospitals and physicians, optical thin films used in telecommunications and other applications and advanced optical system design and development services.

PRINCIPAL PRODUCTS AND SERVICES AND METHODS OF DISTRIBUTION.

         OPTICAL THIN FILMS. Dielectric optical thin film filters are used as the key components for devices which can separate very narrow bandwidth constituent wavelengths (i.e. colors) in laser communication signals. This technique of more finely splitting out constituent colors to create additional communication channels is called Dense Wavelength Division Multiplexing
(DWDM), and the assemblage of required filters, enclosed with a means to attach it into a fiber optic communication line, is called a Dense Wavelength Division Multiplexer.

The Company's dielectric optical thin film filters are designed to yield intrinsically low thermal sensitivity and very low environmental sensitivity in general, consistent with customers' environmental requirements for passive components. This has been verified by laboratory testing of thermal and environmental stability of the Company's filters to the Bellcore Standards of 500 hours of 85(Degree)C temperature and 85% humidity testing (Bellcore GR-1221-CORE).

In 1997, the Company announced efforts to develop prototype DWDM optical filters based upon ion-assisted electron beam deposition technology developed by the Company in the early 1990s. For filters up to 100 GHz channel separation, this technology and its variations are presently widely used. 100 GHz refers to the difference in frequency between channels. A lower frequency difference (e.g., 100 GHz as compared with 200 GHz) allows a greater number of channels to be transmitted.

The Company received initial orders in March 1999, totaling approximately $1.9 million from several customers for 100 GHz and 200 GHz channel separation DWDM filters. First deliveries of 200 GHz filters were made in March, 1999. The Company is currently producing 200 GHz DWDM filters. Prototypes of 100 GHz DWDM filters have been produced and distributed to key customers and potential customers for testing and evaluation.

Presently, the continued process development for these products represents the major objective of the Company's development efforts.

         MEDICAL PRODUCTS. The Company's medical products include endoscopes and image couplers, beamsplitters and adapters, the latter of which are used as accessories to endoscopes.

Since January 1991, the Company has developed and sold endoscopes using various optical technologies for use in a variety of minimally invasive surgical and diagnostic procedures throughout the human body. The Company's current line of specialized endoscopes include arthroscopes (which are used in joint surgery), laryngoscopes (which are used in the diagnosis of diseases of the larynx), laparoscopes (which are used in abdominal surgery) and stereo endoscopes and cameras (which are used in cardiac surgery). In addition to its existing line of endoscopes, the Company is continuing to develop different types of endoscopes that incorporate varying types of construction and technology for use in various medical specialties.

         In July 1998, the Company entered into a Manufacturing Services Agreement with a customer that is in the process of developing a sophisticated system for computer assisted minimally invasive cardiac surgery that employs advanced electronics and robotics and an enhanced 3-D visualization system. Under the Agreement, the Company is this customer's primary supplier of stereo endoscopes and cameras, both of which are used as key components in the customer's surgical system. The Company has received several production orders from this customer, with deliveries that commenced in the quarter ending December 31, 1998 and are currently scheduled to continue through March 2001.

         The Company developed and has manufactured and sold since 1985 a proprietary product line of instrumentation to couple endoscopes to video cameras. Included in this product line are imaging couplers, which physically connect the endoscope to the video camera system and transmit the image viewed through the scope to the video camera. Another product, the beamsplitter, performs the same function while preserving for the viewer an eyeport for direct, simultaneous viewing through the endoscope. The Company has sold these devices primarily to endoscope and video camera manufacturers and suppliers for resale under its customers' names.

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

         OPTICAL SYSTEM DESIGN AND DEVELOPMENT SERVICES: The Company provides on a contract basis advanced lens design, imaging analysis, optical system design, structural design and analysis, prototype production and evaluation, optics testing, and optical system assembly. Some of the Company's development contracts have led to optical system production business for the Company, and the Company believes its prototype development service may lead to new product production from time to time.

COMPETITION AND MARKETS.

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

         The Company has marketed and sold its endoscopes to OEM video camera and video endoscopy suppliers for resale under the purchaser's name. A number of domestic and foreign competitors also sell endoscopes to such OEM suppliers, and the Company's share of endoscope market is nominal. The Company believes that, while its resources are substantially more limited than these competitors, the Company may be able to be more responsive to the needs of endoscope users.

         The Company offers advanced optical design and development services not related to thin film coatings to a wide range of potential customers and has numerous competitors. The ability to supply design and development services to such customers is highly dependent upon a company's and its employees' reputations and prior experience.

         The market for DWDM products is a multi-tiered market consisting of (1) Services Providers (end users) such as AT&T, Sprint, MCI, WorldCom, and others,
(2) Systems Integrators such as Lucent, Nortel, Ciena, Alcatel, and others; and
(3) Device and Subsystem Manufacturers such as JDS Uniphase, Corning, DiCon Fiberoptics and numerous smaller companies estimated to number in the range of 30 to 40 who use DWDM filters as integral components of their devices. The Company's primary potential customers for DWDM filters are such Device and Subsystem Manufacturers.

         While the potential market for thin film coatings is perceived as growing rapidly, particularly in the telecommunications industry, the Company's thin film coatings competitors are numerous and have deep and broad capabilities. Some of the companies in categories (2) and (3) above have in-house capability to manufacture DWDM filters. The Company believes that stand-alone companies who currently have the capability to manufacture DWDM filters number in the range of 4 to 7.

         The volume of traffic carried by telecommunication service providers has grown substantially over the last several years due primarily to increased use of the internet, email, cellular telephones, networking, etc. As newer markets beyond the "traditional" market of the last 3 to 4 years of long haul carrier demand for repeater devices have emerged, increased demands for "metro" distribution rings, so called campus settings and even facility installations to the level of individual residence requirements suggests that demand for DWDM filters will continue to increase.

         The Company has had negligible direct export sales to date.

RESEARCH AND DEVELOPMENT.

         The Company believes that its future success depends to a large degree on its ability to continue to conceive and to develop new optical products and services to enhance the performance characteristics and methods of manufacture of existing products. Accordingly, it expects to continue to seek to obtain product-related design and development contracts with customers and to invest its own funds on its research and development.

         The Company spent approximately $1,694,000 and $941,000 of its own funds during fiscal years 2000 and 1999, respectively, on the Company's own research and development. The Company expects to continue making significant Company-funded expenditures for research and development, particularly in the thin film coatings area. The Company received approximately $10,000 and $434,000 for the fiscal years ended June 30, 2000 and 1999, respectively, from customers for customer-sponsored design and development projects. Levels of customer contract funded research and development can fluctuate greatly in any given period depending upon the mix between design efforts and hardware development, which is generally more expensive and time consuming than the design phases.

RAW MATERIALS AND PRINCIPAL SUPPLIERS.

         For all of the Company's products, except for thin film coatings, the basic raw material is precision grade optical glass, which the Company obtains from several major suppliers. Outside vendors grind and polish most of the Company's lenses and prisms. For optical thin film coatings, the basic raw materials are metals and dielectric compounds, which the Company obtains from a variety of chemical suppliers. The Company believes that its demand for these raw materials and services is small relative to the total supply and that materials and services required for the production of its products are currently available in sufficient production quantities and will be available for fiscal year 2001. The Company believes, however, that there are relatively few suppliers of the high quality lenses and prisms which its endoscopes may require. The Company has therefore established an in-house optical shop for producing ultra-high quality prisms, micro-optics and other specialized optics for a variety of medical and industrial applications. Depending upon the market acceptance of the Company's endoscopes, the Company may seek to assure itself of a timely supply of lenses, prisms, or other key materials or components through the acquisition of an outside supplier or expanded in-house manufacturing facilities.

PATENTS AND TRADEMARKS.

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

EMPLOYEES.

         As of June 30, 2000, the Company had fifty full-time employees and three part-time employees. There were 32 employees in manufacturing, 12 in engineering, 3 in sales and marketing, and 6 in finance and administration.

CUSTOMERS.

         Sales to the Company's largest customer, in terms of total sales during fiscal year 1999, were approximately 37%. Sales to the Company's two largest customers, in terms of total sales during fiscal year 2000, were approximately 46% and 11%, respectively. All of these customers are medical products customers.

ENVIRONMENTAL PROTECTION AND THE EFFECT OF EXISTING OR PROBABLE GOVERNMENT REGULATIONS ON THE BUSINESS.

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

NEED FOR GOVERNMENT APPROVAL OF PRINCIPAL PRODUCTS OR SERVICES AND EFFECT OF EXISTING OR PROBABLE GOVERNMENT REGULATIONS ON THE BUSINESS.

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

ITEM 2. DESCRIPTION OF PROPERTY

         The Company conducts its domestic operations at three facilities in Gardner, Massachusetts. The main Gardner facility is leased from a corporation owned by an officer-shareholder-director of the Company. The lease terminated in December 1999 and the Company is currently a tenant at will. The other Gardner facility is under a five-year lease which commenced on March 1, 1999. In August 2000 the Company entered into a five-year lease for approximately 37,400 square feet of additional space to be used for its Optical Thin Film operations. The lease contains a renewal option and an option on additional space. Operations in the new facility are expected to commence during the quarter ending December 31, 2000. The Company rents office space in Hong Kong for sales, marketing and supplier quality control and liaison activities of its Hong Kong subsidiary.

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

         None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the Company's security holders during the fourth quarter of fiscal year 2000.

                 DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

         The Company's executive officers and directors are as follows:

                                                   POSITION WITH THE COMPANY
NAME                                           OR PRINCIPAL OCCUPATION
Richard E. Forkey                              Chairman of the Board, Chief Executive
                                               Officer, President, Treasurer and
                                               Director

Jack P. Dreimiller                             Senior Vice President,
                                               Finance, Chief Financial
                                               Officer and Clerk

James D. Rancourt                              Senior Vice President,
                                               Optical Thin Film Technology

Edward A. Benjamin                             Director.  Member of Audit Committee.  Mr. Benjamin is a retired partner in the law firm of Ropes & Gray, Boston, Massachusetts.

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

Robert R. Shannon                              Director.  Member of Audit Committee.  Mr. Shannon is a professor at the
                                               Optical Sciences Center of the University of Arizona in Tucson, Arizona.

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

                           1999                                   2000
                           ----                                   ----
Quarter           High                 Low                  High                 Low
                  -------------------------------------------------------------------------

First             $ 2 1/4              $1                   $  1 1/2            $  15/16
Second            $ 1 3/8              $5/8                 $ 20 1/4            $  15/16

Third             $1 9/16              $5/8                 $ 41 3/4            $ 11 1/4

Fourth            $ 1 3/4              $1                   $19 3/16            $5 13/16

         As of August 31, 2000, there were approximately 110 holders of record of the Company's common stock.

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

         All of the warrants issued to the Special Situations Funds in August 1999 have been exercised. The terms of these warrants provided that the warrants could be exercised at any time prior to August 5, 2004 at a price per share of $1.125, subject to adjustment pursuant to customary anti-dilution provisions triggered by any future below-market issuances of Company common stock. The warrants also provided that they would terminate if not exercised within 10 days of the Special Situations Funds' receipt of a notice from the Company which could be delivered at the Company's option in the event that the last sale price of the Company's common stock on the NASDAQ SmallCap Market equaled or exceeded $2.25 on each of any 20 consecutive trading days.

         In connection with the issuance of common stock and warrants to the Special Situations Funds, the Company has filed with the Securities and Exchange Commission a registration statement covering the resale of shares of common stock issued to, or issuable upon the exercise of warrants issued to, the Special Situations Funds. This registration statement has been declared effective.

         On March 17, 2000, the Company issued pursuant to Section 506 of Regulation D under the Securities Act of 1933 an aggregate of 789,463 shares of common stock of the Company and 37 warrants exercisable for an aggregate of 394,745 shares of common stock to a total of 37 investors in exchange for aggregate cash consideration of approximately $15 million. In connection with the private placement, the Company paid approximately $900,000 in fees and approximately $15,500 in expenses to its placement agent, First Security Van Kasper and also issued to it a warrant exercisable for a total of 47,368 shares of common stock and a warrant exercisable for a total of 23,685.

         The terms of the warrants issued to the 37 investors and the warrant issued to First Security Van Kasper exercisable for 23,685 shares provide that the warrants may be exercised at a price per share of $27.60. The warrant issued to First Security Van Kapser exercisable for 47,368 may be exercised at a price per share of $19. The exercise price of each of these warrants is subject to adjustment pursuant to customary anti-dilution provisions. Each of these warrants expires on March 17, 2005.

         In connection with the March 2000 private placement, the Company has filed with the Securities and Exchange Commission a registration statement covering the resale of shares of common stock issued to, or issuable upon the exercise of warrants issued to, the investors and First Security Van Kasper. This registration statement has been declared effective.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

IMPORTANT FACTORS REGARDING FORWARD-LOOKING STATEMENTS

         When used in this discussion, the words "believes", "anticipates", "intends to", and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected. These risks and uncertainties, many of which are not within the Company's control, include, but are not limited to, the uncertainty and timing of the successful development of the Company's new products, particularly in the optical thin films area, the risks associated with reliance on a few key customers; the Company's ability to attract and retain personnel with the necessary scientific and technical skills, the timing and completion of significant orders; the timing and amount of the Company's research and development expenditures; the timing and level of market acceptance of competitors' products; the ability of the Company to control costs associated with performance under fixed price contracts; and the continued availability to the Company of essential supplies, materials and services; which are described further in Exhibit 99 hereto. Readers are cautioned not to place undue reliance on these forward looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the result of any revision to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

LIQUIDITY AND CAPITAL RESOURCES

         For the year ended June 30, 2000, the Company's cash and cash equivalents increased by approximately $14,648,000 to $15,129,000. The increase in cash and cash equivalents was due to net proceeds received of approximately $14,997,000 for two private placements of common stock, and exercise of stock options and warrants of approximately $3,927,000, partially offset by cash used by operating activities of approximately $2,105,000, purchases of property and equipment of approximately $1,991,000, repayment of capital lease obligations of approximately $143,000, and an increase in other assets (primarily patents) of approximately $37,000.

         In August 1999, the Company completed a private placement of 1,000,000 shares of common stock with gross proceeds of $1,062,500. In conjunction with this offering, the purchasers were issued warrants to acquire 1,000,000 shares of common stock at an exercise price of $1.125.

         In March 2000, the Company completed a private placement of 789,463 shares of common stock with gross proceeds of approximately $15,000,000. In conjunction with this offering, the purchasers and placement agent were issued warrants to acquire an aggregate of 465,798 shares of common stock at a weighted average exercise price of $26.73 per share. The warrants are immediately exercisable and expire on March 17, 2005.

         During the year ended June 30, 2000, stock options and warrants for a total of 1,808,100 shares of common stock were exercised, resulting in proceeds to the Company of $3,926,917.

         During the year ended June 30, 2000, the Company entered into capital lease obligations for the acquisition of manufacturing equipment totaling approximately $56,000.

         In August 2000, the Company entered into a five-year lease for additional space for a new Optical Thin Films Technology Center to be devoted to development and manufacturing of optical thin films for telecommunications and other applications. Operations in the new facility are anticipated to commence during the quarter ending December 31, 2000.

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

FISCAL YEAR 2000 RESULTS OF OPERATIONS

         Total revenues for fiscal year 2000 were approximately $3,010,000, a decrease of approximately $19,000, or 0.6% from fiscal year 1999.

         The revenues decrease from the prior year was due to lower sales of non-medical products (down 25%) partially offset by higher sales of medical products (up 5%). Non-medical sales were lower due to the phasing out of night vision products, partially offset by slightly higher sales of Dense Wavelength Division Multiplexer (DWDM) filters used in telecommunications systems (up 3.4%). DWDM filter sales represented approximately 10% of total revenues for fiscal year 2000. Sales of medical products were higher due primarily to higher shipments of stereo endoscopes and cameras.

         Included in total revenues are sales for customer funded research and development projects totaling approximately $10,000 and $434,000 for the year ending June 30, 2000 and 1999, respectively. Levels of customer-funded research and development can fluctuate greatly in any given period depending upon the level of customer demand during such period. All other product sales totaled approximately $3,000,000 and $2,595,000 for fiscal year 2000 and 1999, respectively.

         Revenues from the Company's two largest customers were approximately 46% and 11% respectively, of total revenues for fiscal year 2000. Revenues from the Company's largest customer were approximately 37% of total revenues for fiscal year 1999. Revenues from the Company's three largest customers were approximately 22%, 14% and 10%, respectively, of total revenues for fiscal year 1998. No other customer accounted for more than 10% of the Company's revenues in any of the three years ended June 30, 2000.

         Gross profit increased by approximately $170,000 in fiscal year 2000, and as a percentage of revenue increased from 28.8% to 34.7% compared to the previous year. The increase in gross profit and the gross profit percentage was due primarily to higher sales of medical products with a more favorable product mix in the current year, partially offset by higher fixed manufacturing costs such as depreciation, employee recruiting, equipment rental and indirect labor.

         Research and development expenses increased by approximately $753,000 or 80% during fiscal year 2000 compared to the previous year. Approximately 85% of the research and development expenses in fiscal year 2000 related to DWDM filters. Efforts were focused on improving manufacturing processes for 200 GHz DWDM filters and development of 100 GHz DWDM filters. The increase was due to significantly more resources being devoted to the DWDM filter project during fiscal year 2000.

         Selling, general and administrative expenses increased by $151,000 or 9.4% during fiscal year 2000 compared to the previous year. The increase is due primarily to higher professional services, insurance, and payroll related expenses.

         Interest expense relates primarily to capital lease obligations and decreased by approximately $3,000 or 10.4% during fiscal year 2000 due to the lower average debt balance.

         Interest income increased by approximately $240,000 during fiscal year 2000 compared to the previous year. The increase was due to the higher base of cash and cash equivalents related to net proceeds received from private placements of common stock in August 1999 and March 2000 and from exercise of stock options and warrants.

         The income tax provision in fiscal year 2000 represents the minimum statutory state income tax liability.

FISCAL YEAR 1999 RESULTS OF OPERATIONS

         Total revenues for fiscal year 1999 were approximately $3,029,000, a decrease of approximately $1,024,000 or 25.3% from fiscal year 1998.

         The revenue decrease from the prior year was due to lower sales of medical products (down 10%) and non-medical products (down 57%). The decrease in sales of medical products was due primarily to lower sales of non-stereo endoscopes and endocouplers, partially offset by higher sales of stereo endoscopes and cameras resulting from initial shipments of these products beginning in the second quarter of fiscal year 1999. The reduction in non-medical sales was due to lower sales of night vision products due to successful completion during the prior fiscal year of several government contracts, partially offset by initial sales of DWDM filters, which began in March 1999.

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

         Selling, general and administrative expenses decreased by approximately $100,000 or 5.9% in fiscal year 1999 compared to fiscal year 1998. The decrease was due primarily to lower sales and marketing expenses.

         During fiscal year 1998, the company sold marketable securities and realized a gain of approximately $157,000. No such sales were made in fiscal year 1999.

         Interest income decreased by approximately $30,000 in fiscal year 1999 due to the lower base of cash and cash equivalents.

         Interest expense relates primarily to capital lease obligations, and increased by approximately $1,000 in fiscal year 1999 due to the addition of two new capital leases during the latter part of fiscal year 1999.

         The income tax provision of approximately $6,000 in fiscal year 1999 is due primarily to prior year tax adjustments.

TRENDS AND UNCERTAINTIES THAT MAY AFFECT FUTURE RESULTS

         The Company continues to aggressively pursue sales, marketing, and technology development efforts for DWDM filters in the rapidly growing telecommunications industry. The success of these products depends upon a number of factors, including the Company's timely completion of development efforts, ability to meet a set of rigorous customer specifications, and ability to reliably manufacture such products in sufficient quantity at acceptable yields to meet anticipated demand.

         A new high volume coating system and ancillary equipment were installed in the month of July 2000. It is anticipated that the new system will begin higher volume production of DWDM filters during the first half of fiscal year 2001.

         The Company has leased additional space for a new Optical Thin Films Technology Center to be devoted to development and manufacturing of optical thin films for telecommunications and other applications. Operations in the new facility are anticipated to commence during the quarter ending December 31, 2000.

         During fiscal year 1999, the Company commenced deliveries of stereo endoscopes and cameras to a customer who has developed a computer-enhanced surgery system. Revenues from this customer were approximately 46% of total revenues for the year ended June 30, 2000. This customer has seen significant acceptance in the international marketplace for its computer-enhanced surgical system for use in minimally invasive cardiovascular and general surgery procedures, and in July 2000 announced that it received clearance from the U.S. Food & Drug Administration (FDA) to begin commercialization of its surgical system in the United States for use in laparoscopic surgical procedures. The stereo endoscopes and cameras manufactured by the Company are key components of this system, enabling surgeons to visualize the operative site in high resolution 3-D imagery.

         The Company anticipates additional follow-on orders from this customer, but the magnitude of such future business depends upon a number of factors, such as the customer's own success in marketing its computer-enhanced surgery system and the customer's continued acceptance of the Company's pricing, performance and product reliability.

ITEM 7. CONSOLIDATED FINANCIAL STATEMENTS: The Consolidated Financial Statements are filed on pages 14 through 32 of this Form 10-KSB.

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

Consolidated Financial Statements
as of June 30, 2000 and 1999
Together with Auditors' Report

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Precision Optics Corporation, Inc.:

We have audited the accompanying consolidated balance sheets of Precision Optics Corporation, Inc. (a Massachusetts corporation) and subsidiaries as of June 30, 2000 and 1999 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended June 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Precision Optics Corporation, Inc. and subsidiaries as of June 30, 2000 and 1999 and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2000, in conformity with accounting principles generally accepted in the United States.


Boston, Massachusetts
July 19, 2000 (except with respect to the matters discussed in Note 9, as to which the date is August 10, 2000)

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

Consolidated Balance Sheets
June 30, 2000 and 1999

ASSETS                                                            2000              1999
Current Assets:
   Cash and cash equivalents                                $    15,128,750   $       480,732
   Accounts receivable (net of allowance for doubtful
     Accounts of approximately $95,000 and $85,000 in
     2000 and 1999, respectively)                                   638,299           210,079
   Inventories                                                    1,109,511           979,284
   Prepaid expenses                                                  70,807            47,996



                                                            ---------------   ---------------
         Total current assets                                    16,947,367         1,718,091
                                                            ---------------   ---------------

Property and Equipment, at cost:

   Machinery and equipment                                        5,111,710         3,100,760
   Leasehold improvements                                           523,371           510,625
   Furniture and fixtures                                            94,346            94,346
   Vehicles                                                          39,486            44,742
                                                            ---------------   ---------------

                                                                  5,768,913         3,750,473


   Less--Accumulated depreciation and amortization                2,901,892         2,496,949
                                                            ---------------   ---------------
                                                                  2,867,021         1,253,524
                                                            ---------------   ---------------

Other Assets:
   Cash surrender value of life insurance policies                   41,292            45,589

   Patents, net                                                     229,514           237,291
                                                            ---------------   ---------------
         Total other assets                                         270,806           282,880
                                                            ---------------   ---------------
                                                            $    20,085,194   $     3,254,495
                                                            ===============   ===============

LIABILITIES AND STOCKHOLDERS' EQUITY                                  2000            1999
  Current Liabilities:
     Accounts payable                                       $       319,096  $       194,619
     Accrued payroll                                                 52,116           75,644
     Accrued profit sharing and bonuses                              15,000           25,000
     Accrued professional services                                  126,866           50,283
     Accrued vacation                                                91,930           78,056
     Accrued warranty expense                                        50,000           50,000
     Accrued income taxes                                               912              912
     Other accrued liabilities                                        4,566           35,392
     Current portion of capital lease obligation                     95,928          105,542
                                                            ---------------  ---------------
           Total current liabilities                                756,414          615,448
                                                            ---------------  ---------------
  Capital Lease Obligation, net of current portion                   88,175          166,312
                                                            ---------------  ---------------
  Commitments (Note 4)

  Stockholders' Equity:

     Common stock, $0.01 par value-
       Authorized--20,000,000 shares at June 30, 2000
         and 10,000,000 shares at June 30, 1999
       Issued and outstanding--10,285,158 and
         6,687,595 shares at June 30, 2000 and 1999,

         respectively                                               102,852           66,876
     Additional paid-in capital                                  25,094,195        6,206,411

     Accumulated deficit                                         (5,956,442)      (3,800,552)
                                                            ---------------  ---------------

           Total stockholders' equity                            19,240,605        2,472,735
                                                            ---------------  ---------------
                                                            $    20,085,194  $     3,254,495
                                                            ===============  ===============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

Consolidated Statements of Operations
for the Years Ended June 30, 2000, 1999 and 1998

                                                                             2000             1999              1998
Revenues                                                            $     3,009,649   $     3,028,600  $     4,053,052

Cost of Goods Sold                                                        1,965,989         2,155,070        3,595,756
                                                                    ---------------   ---------------  ---------------
         Gross profit                                                     1,043,660           873,530          457,296

Research and Development Expenses                                         1,694,409           941,234          897,215

Selling, General and Administrative Expenses                              1,759,886         1,608,696        1,708,864
                                                                    ---------------   ---------------  ---------------
         Total operating expenses                                         3,454,295         2,549,930        2,606,079
                                                                    ---------------   ---------------  ---------------
         Operating loss                                                  (2,410,635)       (1,676,400)      (2,148,783)

Gain on Sale of Marketable Securities                                            --                --          157,417

Interest Income                                                             279,974            40,151           70,131

Interest Expense                                                            (24,317)          (27,154)         (26,254)
                                                                    ---------------   ---------------  ---------------
         Loss before provision from income taxes                         (2,154,978)       (1,663,403)      (1,947,489)

Provision for Income Taxes                                                      912             5,642           13,300
                                                                    ---------------   ---------------  ---------------
         Net loss                                                   $    (2,155,890)  $    (1,669,045) $    (1,960,789)
                                                                    ===============   ===============  ===============
Basic and Diluted Loss per Share                                    $          (.26)  $          (.25) $          (.32)
                                                                    ==============    ===============  ===============
Weighted Average Common Shares Outstanding                                8,379,408         6,670,308        6,099,347
                                                                    ===============   ===============  ===============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity for the Years Ended June 30, 2000, 1999 and 1998

                                                                                                                   TOTAL
                                           NUMBER OF                        ADDITIONAL         ACCUMULATED     STOCKHOLDERS'
                                            SHARES         COMMON STOCK   PAID-IN CAPITAL        DEFICIT           EQUITY
Balance, June 30, 1997                    6,021,502  $        60,215   $     5,202,558     $    (170,718) $     5,092,055

   Proceeds from exercise of
   options and warrants to
   purchase common stock                     97,117              971            44,121                --           45,092

   Net proceeds from private
   placement of common stock                500,000            5,000           925,670                --          930,670

   Net loss                                      --               --                --        (1,960,789)      (1,960,789)
                                    ---------------  ---------------   ---------------     -------------  ---------------

Balance, June 30, 1998                    6,618,619           66,186         6,172,349        (2,131,507)       4,107,028

   Proceeds from exercise of
   options and warrants to
   purchase common stock                     65,760              658            81,012                --           81,670

   Common stock issued for
   payment of royalties                       3,216               32             7,468                --            7,500

   Costs associated with private
   placement of common stock                     --               --           (54,418)               --          (54,418)

   Net loss                                      --               --                --        (1,669,045)      (1,669,045)
                                    ---------------  ---------------   ---------------     -------------  ---------------

Balance, June 30, 1999                    6,687,595           66,876         6,206,411        (3,800,552)       2,472,735

   Proceeds from exercise of
   options and warrants to
   purchase common stock                  1,808,100           18,081         3,908,836                --        3,926,917

   Net proceeds from private
   placement of common stock              1,789,463           17,895        14,978,948                --       14,996,843

   Net loss                                      --               --                --        (2,155,890)      (2,155,890)
                                    ---------------  ---------------   ---------------     -------------  ---------------
Balance, June 30, 2000                   10,285,158  $       102,852   $    25,094,195     $  (5,956,442) $    19,240,605
                                    ===============  ===============   ===============     =============  ===============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
for the Years Ended June 30, 2000, 1999 and 1998

                                                                            2000             1999              1998
Cash Flows from Operating Activities:
   Net loss                                                         $    (2,155,890)  $    (1,669,045)    $ (1,960,789)
   Adjustments to reconcile net loss to net cash used in
   operating activities-
     Depreciation and amortization                                          481,569           395,829          426,976
     Deferred income taxes                                                       --           145,000           12,300
     Gain on sales of marketable securities                                      --                --         (157,417)
     Changes in assets and liabilities-
       Accounts receivable                                                 (428,220)          275,991          (19,259)
       Inventories                                                         (130,227)          (29,291)         626,974
       Prepaid expenses                                                     (22,811)            4,374           (4,597)
       Refundable income taxes                                                   --                --           52,970
       Accounts payable                                                     124,477            70,053         (147,345)
       Customer advances                                                         --          (116,841)         116,841
       Accrued expenses                                                      26,103          (149,723)          92,319
                                                                    ---------------   ---------------     ------------
         Net cash used in operating activities                           (2,104,999)       (1,073,653)        (961,027)
                                                                    ---------------   ---------------     ------------
Cash Flows from Investing Activities:
   Proceeds from the sale of marketable securities                               --                --          187,417
   Purchases of property and equipment                                   (1,990,527)         (379,266)        (269,402)
   Increase in other assets                                                 (36,628)          (38,770)        (116,507)
                                                                    ---------------   ---------------     ------------
         Net cash used in investing activities                           (2,027,155)         (418,036)        (198,492)
                                                                    ---------------   ---------------     ------------
Cash Flows from Financing Activities:
   Repayment of capital lease obligation                                   (143,588)         (114,977)        (104,479)
   Net proceeds (costs) from private placements of common stock          14,996,843           (54,418)         930,670
   Proceeds from exercise of stock options and warrants                   3,926,917            81,670           45,092
                                                                    ---------------   ---------------     ------------
         Net cash provided by (used in) financing activities             18,780,172           (87,725)         871,283
                                                                    ---------------   ---------------     ------------
Net Increase (Decrease) in Cash and Cash Equivalents                     14,648,018        (1,579,414)        (288,236)

Cash and Cash Equivalents, beginning of year                                480,732         2,060,146        2,348,382
                                                                    ---------------   ---------------     ------------
Cash and Cash Equivalents, end of year                              $    15,128,750   $       480,732     $  2,060,146
                                                                    ===============   ===============     ============
Supplemental Disclosure of Cash Flow Information:
   Cash paid during the year for-
     Interest                                                       $        24,317   $        27,154     $     26,254
                                                                    ===============   ===============     ============
     Income taxes                                                   $           912   $           842     $         --
                                                                    ===============   ===============     ============

Supplemental Disclosure of Noncash Investing and Financing
Activities:
   Capital lease obligation                                         $        55,837   $        72,798     $    139,567
                                                                    ===============   ===============     ============
   Common stock issued for payment of royalties                     $            --   $         7,500     $         --
                                                                    ===============   ===============     ============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
June 30, 2000

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

       The Company has incurred significant operating losses during the last four fiscal years. This trend was primarily the result of the loss of two significant customers and the completion of several large nonrecurring government contracts. In fiscal 1998, the Company began making significant investments in research and development and capital purchases for new products. During fiscal 1999, the Company began commercial shipments of the new optical filters used in telecommunications systems. In August 1999 and March 2000, the Company raised gross proceeds of approximately $16 million of additional cash through the issuance of common stock (see Note 5). The Company believes, based on its operating and strategic plans along with the cash generated from the recent equity financings, that it will have sufficient funds to conduct operations through at least the next fiscal year.

    (B) PRINCIPLES OF CONSOLIDATION

       The accompanying consolidated financial statements include the accounts of the Company and its two wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

    (C) REVENUES

       Revenues for industrial and medical products sold in the normal course of business are recognized upon shipment. Contract revenues including revenues from customer-sponsored research and development contracts, are recognized under the percentage-of-completion method. The percentage of completion is determined by computing the percentage of the actual cost of work performed to the anticipated total contract costs, or on the basis of units shipped. When the estimate on a contract indicates a loss, the Company's policy is to record the entire loss in the current period. Amounts recorded as revenue under customer sponsored research and development contracts are not refundable if the research effort is not successful, and such contracts do not include future performance obligations.

    (D) CASH AND CASH EQUIVALENTS

       The Company includes in cash equivalents all highly liquid investments with original maturities of three months or less at the time of acquisition. Cash equivalents consist primarily of overnight repurchase agreements and United States Treasury bills.

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
June 30, 2000

    (E) INVENTORIES

       Inventories are stated at the lower of cost (first-in, first-out) or market and include material, labor and manufacturing overhead. The components of inventories at June 30, 2000 and 1999 are as follows:

                                    2000             1999
         Raw material         $       686,856   $       589,762
         Work-in-progress             241,686           248,085
         Finished goods               180,969           141,437
                              ---------------   ---------------
                              $     1,109,511   $       979,284
                              ===============   ===============

    (F) DEPRECIATION AND AMORTIZATION

       The Company provides for depreciation and amortization by charges to operations, using the straight-line and declining-balance methods, which allocate the cost of property and equipment over the following estimated useful lives:

                                        ESTIMATED USEFUL
             ASSET CLASSIFICATION             LIFE
         Machinery and equipment       5-7 years
         Leasehold improvements        Life of lease
         Furniture and fixtures        5 years
         Vehicles                      3 years

    (G) SIGNIFICANT CUSTOMERS AND CONCENTRATION OF CREDIT RISK

       Statement of Financial Accounting Standards (SFAS) No. 105, DISCLOSURE OF INFORMATION ABOUT FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK AND FINANCIAL INSTRUMENTS WITH CONCENTRATIONS OF CREDIT RISK, requires disclosure of any significant off-balance sheet and credit risk concentrations. Financial instruments that subject the Company to credit risk consist primarily of cash and cash equivalents and trade accounts receivable. The Company places its investments in highly rated financial institutions. The Company has not experienced any losses on these investments to date. At June 30, 2000 and 1999, receivables from the Company's largest customer were approximately 55% and 22% of the total accounts receivable, respectively. The Company has not experienced any material losses related to accounts receivable from individual customers.

       Revenues from the Company's two largest customers were approximately 46% and 11%, respectively, of total revenues for the year ended June 30, 2000. Revenues from the Company's largest customer was approximately 37% of total revenues for the year ended June 30, 1999. Revenues from the Company's three largest customers were approximately 22%, 14% and 10%, respectively, of total revenues for the year ended June 30, 1998. No other customers accounted for more than 10% of the Company's revenues in any of the three years ended June 30, 2000. Approximately 0%, 2% and 25% of the Company's revenues for the years

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
June 30, 2000

       ended June 30, 2000, 1999 and 1998, respectively, were derived from sales to agencies of the U.S. government or customers that supply agencies of the U.S. government.

    (H) LOSS PER SHARE

       Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. For each of the three years in the period ended June 30, 2000, the effect of stock options and warrants was antidilutive; therefore, they were not included in the computation of diluted loss per share. The number of shares that were excluded from the computation, as their effect would be antidilutive, were 1,396,698, 1,605,500 and 1,864,500 during fiscal 2000, 1999 and 1998, respectively.

    (I) STOCK-BASED COMPENSATION

       The Company accounts for its stock-based compensation under Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES. SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, establishes a fair-value-based method of accounting for stock-based compensation plans. The Company has adopted the disclosure-only alternative under SFAS No. 123, which requires the disclosure of the pro forma effects on earnings and earnings per share as if the accounting prescribed by SFAS No. 123 had been adopted, as well as certain other information.

    (J) FOREIGN CURRENCY TRANSLATION

       The Company translates certain accounts and financial statements of its foreign subsidiary in accordance with SFAS No. 52, FOREIGN CURRENCY TRANSLATION. The functional currency of the Company's foreign subsidiary is the United States dollar. Accordingly, translation gains or losses are reflected in the accompanying consolidated statements of operations and have not been significant.

    (K) OTHER ASSETS

       Patents are carried at cost, less accumulated amortization of approximately $200,000 and $151,000 at June 30, 2000 and 1999,
       respectively. Such costs are amortized using the straight-line method over the shorter of their legal or estimated useful lives, generally five to ten years.

    (L) FINANCIAL INSTRUMENTS

       SFAS No. 107, DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS, requires disclosures about the fair value of financial instruments. Financial instruments consist principally of accounts receivable, accounts payable and capital lease obligations. The estimated fair value of these financial instruments approximates their carrying value.

    (M) LONG-LIVED ASSETS

       The Company accounts for long-lived assets in accordance with SFAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF. The Company periodically reviews its long-lived assets for potential impairment. The Company assesses the future useful life of these assets, primarily property, plant and equipment whenever events or changes in circumstances indicate that the current useful life has diminished. The Company considers the future undiscounted cash flows of these assets in assessing their recoverability. If impairment has occurred, any excess of carrying value over fair value is

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
June 30, 2000

       recorded as a loss. As of June 30, 2000 and 1999, the Company has determined that no material adjustment to the carrying value of its long-lived assets was required.

    (N) WARRANTY COSTS

       The Company does not incur future performance obligations in the normal course of business other than providing a standard one-year warranty on materials and workmanship to its customers. The Company provides for estimated warranty costs at the time product revenue is recognized.

    (O) COMPREHENSIVE INCOME

       In June 1997, the FASB issued SFAS No. 130, REPORTING COMPREHENSIVE INCOME. SFAS No. 130 requires disclosure of all components of comprehensive income on an annual and interim basis. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowners sources. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. The Company adopted SFAS No. 130, effective July 1, 1998. The Company's comprehensive loss for the years ended June 30, 2000, 1999 and 1998 was equal to its net loss for the same periods.

    (P) NEW ACCOUNTING STANDARDS

       In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, REVENUE RECOGNITION IN FINANCIAL STATEMENTS, which the Company will be required to adopt in the first quarter of fiscal year 2001. SAB 101 provides additional guidance on the accounting for revenue recognition including both broad conceptual discussions, as well as certain industry-specific guidance. The Company is in the process of accumulating the information necessary to quantify the potential impact, if any, of this new guidance.

       In June 1998, the FASB issued SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. This statement, as amended by SFAS No. 137 and 138, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. This new standard is not anticipated to have a significant impact on the Company's consolidated financial statements based on its current structure and operations.

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

(2) LINE OF CREDIT

    At June 30, 1999, the Company had available a demand line of credit of $500,000 at an interest rate equal to the bank's prime rate (7.75% at June 30, 1999) plus 0.25%. Under the line of credit agreement, the Company was

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
June 30, 2000

    required to maintain certain financial ratios (debt service coverage, leverage and current ratio) and must maintain a minimum cash liquidity of $1,000,000. The Company was not in compliance with all such financial covenants at June 30, 1999. At June 30, 1999, there were no borrowings outstanding under this line of credit. Borrowings under this line of credit were secured by all assets of the Company. The line of credit was terminated in October 1999 due to the Company being out of compliance with the bank's financial covenants.

(3) CAPITAL LEASE OBLIGATION

    At June 30, 2000, future minimum lease payments under capital lease obligations are as follows:

                                                              AMOUNT
Fiscal year-
   2001                                                  $       108,326
   2002                                                           57,579
   2003                                                           34,907
   2004                                                            3,888
                                                         ---------------
         Total minimum lease payments                            204,700

Amount representing interest                                      20,597

         Present value of minimum lease payments                 184,103

Less--Current portion                                             95,928
                                                         ----------------
                                                         $        88,175

Capital leases are secured by all assets of the Company under a security agreement.

(4) COMMITMENTS

    (A) RELATED PARTY TRANSACTIONS

       The Company leases one of its facilities from a corporation owned by an officer of the Company. The lease terminated in December 1999 and required lease payments of $9,000 per month. The Company is currently a tenant at will paying lease payments of $9,000 a month.

       The Company paid fees to a director of approximately $45,000, $60,000 and $60,000 for services performed during fiscal 2000, 1999 and 1998, respectively. Another director is a former partner in a law firm that has performed legal services for the Company during fiscal 2000, 1999 and 1998 of approximately $253,000, $125,000 and $112,000, respectively.
       Another director is the owner of a company that provided approximately $67,000, $30,000 and $51,000 in software and consulting services to the Company during fiscal 2000, 1999 and 1998, respectively.

    (B) OPERATING LEASE COMMITMENTS

       In August 2000, the Company entered into a new facility lease for future development and manufacturing purposes. The lease includes a yearly escalation clause and provides for the option to renew at the end of the

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
June 30, 2000

       term. Lease commitments begin in November 2000 and include estimated-shared costs. The lease expires in October 2005.

       The Company has entered into operating leases for its office space and equipment that expire at various dates through 2006. Total future minimum rental payments under all operating leases are approximately as follows:

                                     AMOUNT
         Fiscal year-
            2001                $       195,000
            2002                        166,000
            2003                        185,000
            2004                        186,000
            2005                        174,000
            Thereafter                   58,000
                                ---------------
                                $       964,000
                                ===============

       Rent expense on operating leases was approximately $158,000, $188,000 and $217,000 for the years ended June 30, 2000, 1999 and 1998, respectively.

(5) STOCKHOLDERS' EQUITY

    (A) AUTHORIZED COMMON STOCK

       During fiscal 2000, the Board of Directors voted to increase the number of authorized shares of common stock from 10,000,000 to 20,000,000 shares.

    (B) PRIVATE PLACEMENTS

       In June 1998, the Company completed a private placement of 500,000 shares of common stock with gross proceeds of $1,000,000. In conjunction with this offering, the purchasers were issued warrants to acquire 500,000 shares of common stock at an exercise price of $4.00 per share. The warrants are immediately exercisable and expire on June 25, 2003.

       In August 1999, the Company completed a private placement of 1,000,000 shares of common stock with gross proceeds of $1,062,500. In conjunction with this offering, the purchasers were issued warrants to acquire 1,000,000 shares of common stock at an exercise price of $1.125 per share. The warrants are immediately exercisable and expire in August 2004.

       In March 2000, the Company completed a private placement of 789,463 shares of common stock with gross proceeds of $15 million. In conjunction with this offering, the purchasers were issued warrants to acquire 465,798 shares of common stock at a weighted average exercise price of $26.73 per share. The warrants are immediately exercisable and expire in March 2005.

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
June 30, 2000

    (C) WARRANTS

       In conjunction with equity offerings prior to 1998, the Company issued warrants to acquire a total of 320,000 shares of common stock, of which warrants for a total of 218,000 at an exercise price of $1.375 per share were outstanding as of June 30, 1998. Warrants for 55,760 shares were exercised during fiscal 1999. Warrants for 162,240 shares expired in approximately equal amounts on August 21, 1998 and October 23, 1998.

       During fiscal 2000, warrants with an exercise price of $4.00 per share for 500,000 shares and warrants with an exercise price of $1.125 per share for 789,500 shares were exercised, resulting in proceeds to the Company of $2,888,188. As of June 30, 2000, the Company had 465,798 warrants outstanding at a weighted average exercise price of $26.73, and had 210,500 warrants outstanding at an exercise price of $1.125.

    (D) STOCK OPTIONS

       During 1989, the stockholders approved a stock option plan (the 1989
       Plan) for key employees. The 1989 Plan, as amended, authorizes the grant of options of up to 1,110,000 shares of the Company's common stock at an exercise price not less than 100% of the fair market value per share at the date of grant. Options granted are exercisable for a period determined by the Board of Directors, not to exceed 10 years from the date of grant.

       During fiscal 1998, the stockholders approved an incentive plan (the 1997 Incentive Plan), which provides eligible participants (certain employees, directors, consultants, etc.) the opportunity to receive a broad variety of equity based and cash awards. A total of 1,200,000 shares of common stock have been reserved for issuance under the 1997 Incentive Plan. Upon the adoption of the 1997 Incentive Plan, no new awards will be granted under the 1989 Plan. At June 30, 2000, 657,500 shares of common stock were available for future grants under the 1997 Incentive Plan.

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
June 30, 2000

       The following is a summary of transactions in the plans for the three years ended June 30, 2000:

                                                                                  WEIGHTED
                                                                                   AVERAGE
                                                  NUMBER OF   OPTION PRICE PER    EXERCISE
                                                   SHARES           SHARE           PRICE
          Options outstanding, June 30, 1997         604,000  $   1.375-$2.1875  $     1.54
             Granted                                 416,000         2.75-3.844        3.72
             Exercised                               (27,500)             1.375        1.38
                                                  ----------  -----------------  ----------
          Options outstanding, June 30, 1998         992,500  $    1.375-$3.844        2.46
             Granted                                  25,000              1.312        1.31
             Canceled                                (56,000)        3.00-3.844        3.09
                                                 -----------  -----------------  ----------

          Options outstanding, June 30, 1999         961,500  $    1.312-$3.844  $     2.39
             Granted                                 215,000          1.00-5.00        3.91
             Exercised                              (441,100)        1.00-3.844        3.51
             Canceled                                (81,500)        1.00-3.844        2.55
                                                 -----------  -----------------  ----------
          Options outstanding, June 30, 2000         653,900  $       1.00-5.00  $     3.03
                                                 ===========  =================  ==========
          Options exercisable, June 30, 2000         386,400  $       1.00-5.00  $     2.42
                                                 ===========  =================  ==========
          Options exercisable, June 30, 1999         663,000  $     1.312-3.844  $     2.39
                                                 ===========  =================  ==========
          Options exercisable, June 30, 1998         377,500  $     1.375-3.844  $     2.04
                                                 ===========  =================  ==========

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
June 30, 2000

       In addition, the Company has granted options outside the plans, primarily to directors and consultants at 100% of the fair market value per share at the date of grant. The following is a summary of all transactions outside the plans:

                                                                                WEIGHTED
                                                                                AVERAGE
                                                  NUMBER OF    OPTION PRICE     EXERCISE
                                                    SHARES       PER SHARE       PRICE
         Options outstanding, June 30, 1997          221,617   $   0.07-5.69  $       1.02
            Exercised                                (67,617)           0.07          0.07
                                                 -----------   -------------  ------------
         Options outstanding, June 30, 1998          154,000       0.50-5.69          1.43
            Exercised                                (10,000)           0.50          0.50
                                                 -----------   -------------  ------------
         Options outstanding, June 30, 1999          144,000       0.50-5.69          1.50
            Exercised                                (77,500)      0.50-5.69          1.75
                                                 -----------   -------------  ------------
         Options outstanding, June 30, 2000           66,500   $  0.50-1.375  $       1.20
                                                 ===========   =============  ============
         Options exercisable, June 30, 2000           66,500   $  0.50-1.375  $       1.20
                                                 ===========   =============  ============
         Options exercisable, June 30, 1999          132,000   $   0.50-5.69  $       1.50
                                                 ============  =============  ============
         Options exercisable, June 30, 1998          130,000   $   0.50-5.69  $       1.46
                                                 ============  =============  ============

       The Company has computed the pro forma disclosures required under SFAS No. 123 for all stock options granted in fiscal 2000, 1999 and 1998 using the Black-Scholes option pricing model prescribed by SFAS No. 123.

       For each of the three years ended June 30, 2000, the Company has recognized no compensation expense in the accompanying consolidated statements of operations, as there were no stock option grants to recipients other than employees and directors during such periods.

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
June 30, 2000

       The assumptions used and the weighted average information for each of the three years in the period ended June 30, 2000 are as follows:

                                              ----------------YEAR ENDED--------------
                                                  2000          1999          1998
          Risk-free interest rates            6.30%         4.54%         6.06%
          Expected dividend yield             --            --            --
          Expected lives                      7 years       7 years       7 years
          Expected volatility                 99%           99%           90%
          Weighted average fair value
             of grants                        $3.32         $1.10         $3.02
          Weighted-average remaining
             contractual life of options
             outstanding                      7.11 years    7.28 years    8.33 years

       The effect of applying SFAS No. 123 would be as follows:

                                             -------------------YEAR ENDED----------------
                                                  2000           1999            1998
         Net loss-
            As reported                      $  (2,155,890)  $  (1,669,045) $  (1,960,789)
            Pro forma                        $  (2,478,314)  $  (2,068,728) $  (2,340,964)

         Net loss per share-
            As reported, basic and diluted   $      (0.26)   $      (0.25)  $      (0.32)
            Pro forma, basic and diluted     $      (0.30)   $      (0.31)  $      (0.38)

(6) INCOME TAXES

The Company accounts for income taxes in accordance with SFAS No. 109, ACCOUNTING FOR INCOME TAXES, whereby a deferred tax asset or liability is measured using currently enacted tax rates applied to any temporary differences between the financial statement and tax bases of assets and liabilities.

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
June 30, 2000

The provision for income taxes in the accompanying consolidated statements of operations consists of the following for the three years ended June 30, 2000:

                      2000             1999              1998
Current--
   Federal      $            --   $      (136,346) $            --
   State                    912               912            1,000
   Foreign                   --            (3,924)              --
                ---------------   ---------------  ---------------
                            912          (139,358)           1,000
                ---------------   ---------------  ---------------
Deferred-
   Federal                   --           123,000           10,500
   State                     --            22,000            1,800
                ---------------   ---------------  ---------------
                             --           145,000           12,300
                ---------------   ---------------  ---------------
                $           912   $         5,642  $        13,300
                ===============   ===============  ===============

A reconciliation of the federal statutory rate to the Company's effective tax rate for the three years ended June 30, 2000 is as follows:

                                                  2000          1999          1998
Income tax benefit at federal statutory rate      (34.0)%       (34.0)%       (34.0)%

Increase (decrease) in tax resulting from-
   Temporary items with no tax benefit              2.5           3.1           2.2
   Change in valuation allowance (net of
     valuation allowance of approximately
     $1,900,000 related to exercise of
     stock options during fiscal 2000)             31.6          34.7          32.5
   Prior-year tax adjustments                        --          (3.4)           --
   Other                                           (0.1)         (0.1)           --
                                              ---------     ---------     ---------
         Effective tax rate                         0.0%          0.3%          0.7%
                                              =========     =========     =========

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
June 30, 2000

The components of the net deferred tax asset at June 30, 2000 and 1999 are approximately as follows:

                                                   2000              1999
Net operating loss carryforward              $     3,446,000   $     1,034,000
Reserves and accruals not yet deducted for
   tax purposes                                      618,000           376,000
Other temporary differences                         (105,000)          (22,000)
                                             ---------------   ---------------
                                                   3,959,000         1,388,000
Valuation allowance                               (3,959,000)       (1,388,000)
                                             ---------------   ---------------
         Net deferred tax asset              $            --   $            --
                                             ===============   ===============

    The Company has provided a valuation allowance to reduce the net deferred tax asset to an amount the Company believes it is "more likely than not" to be realized. The valuation allowance increased in fiscal 2000 primarily due to the generation of a net operating loss carryforward. Approximately $1,900,000 of the valuation allowance at June 30, 2000 related to the exercise of stock options will be allocated to stockholders' equity when recognized. As of June 30, 2000, the Company has net operating loss carryforwards for U.S. federal income taxes of approximately $10,000,000, of which approximately $85,000 expires in 2012, approximately $1,500,000 expires in 2013, approximately $1,415,000 expires in 2019 and approximately $7,000,000 expires in 2020. Pursuant to the Tax Reform Act of 1986, the utilization of net operating loss carryforwards for tax purposes may be subject to an annual limitation if a cumulative change or ownership of more than 50% occurs over a three-year period. As a result of the Company's recent stock offerings, such a change in ownership may have occurred. In the event that the Company has had a change in ownership, as defined, the utilization of substantially all of the Company's net operating loss carryforwards may be restricted.

(7) PROFIT SHARING PLAN

    The Company has a defined contribution profit sharing plan that covers all eligible employees. No employer contributions were made in fiscal 2000, 1999 or 1998.

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

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
June 30, 2000

(9) SUBSEQUENT EVENT

    In July 2000, the Company reached an agreement to settle certain claims of the Company arising under Section 16(b) of the Securities Exchange Act of 1934 involving certain investment funds and their respective investment advisers, and to settle and dismiss with prejudice a related shareholder lawsuit brought against the funds and their advisers. One of the defendants in this action is a principal of the funds and is also a director of the Company. Under the agreement, the investment funds have paid the Company a total of $2,650,000 to resolve claims of "short-swing" trading profits allegedly made in violation of Section 16(b). This settlement and dismissal with prejudice of the shareholder lawsuit was approved by the United States District Court for the Southern District of New York in August 2000.

    After deducting estimated legal expenses, the net proceeds of the settlement of approximately $2,370,000 will be credited to Additional Paid-In Capital in the Company's Consolidated Balance Sheet in the quarter ending September 30, 2000.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE: None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT: The Company will furnish to the Securities and Exchange Commission a definitive Proxy Statement (the "Proxy Statement") not later than 120 days after the close of its fiscal year ended June 30, 2000. The information required by this item is incorporated herein by reference to the Proxy Statement.

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

              3.1 Articles of Organization of the Company, as amended and corrected(1)
              3.2     By-laws of Precision Optics Corporation, Inc.(2)
              4.1     Specimen common stock certificate(3)
              4.2 Registration Rights Agreement dated as of March 13, 2000 by and among the Company and the Initial Investors as defined therein(4)
              4.3 Registration Rights Agreement dated as of June 30, 1998 by and among the Company, Special Situations Private Equity Fund, L.P. and Special Situations Technology Fund,
                      L.P.(5)
              4.4 Registration Rights Agreement dated as of August 5, 1999 by and among the Company, Special Situations Cayman Funds, L.P., Special Situations Fund III, L.P., Special Situations Private Equity Fund, L.P. and Special Situations Technology Fund, L.P.(6)
              4.5 Form of Stock Purchase Warrant dated March 17, 2000 issued to each investor in March 17, 2000 private placement transaction(4)
              4.6 Warrant No. 1 dated March 17, 2000 issued to First Security Van Kasper(4)
              4.7 Warrant No. 2 dated March 17, 2000 issued to First Security Van Kasper(4)
              4.8 Common Stock Purchase Warrant dated August 5, 1999 issued to Special Situations Cayman Fund, L.P.(6)
              4.9 Common Stock Purchase Warrant dated August 5, 1999 issued to Special Situations Technology Fund, L.P.(6)
              10.1 Lease dated June 29, 1984 between the Company and Equity, First Amendment to Commercial Lease dated June 25, 1990, and letter agreement dated June 25, 1990 renewing such lease(3)
              10.2 Second Amendment to Commercial Lease between the Company and Equity dated December 9, 1994(7)
              10.3 Precision Optics Corporation, Inc. 1989 Stock Option Plan amended to date (the "Plan")(8)

              10.4    Three separate life insurance policies on the life of
                      Richard E. Forkey(3)
              10.5    Master Lease Finance Agreement dated November 3, 1993
                      between the Company and BancBoston Leasing(8)
              10.6    Lease dated March 1, 1999, between the Company and Philip
                      A. Wood, as executor of the Estate of Alma L. Wood and as
                      devisee under the Will of Alma L. Wood; Martha A. Mount,
                      devisee under the Will of Alma L. Wood; and Nancy E.
                      Popinchalk, devisee under the Will of Alma L. Wood for 21
                      Pleasant Street, Gardner, Massachusetts(6)
              10.7    Precision Optics Corporation, Inc. 1997 Incentive Plan.(5)
              10.8    Stock Subscription Agreement dated as of June 30, 1998 by
                      and among the Company, Special Situations Private Equity
                      Fund, L.P. and Special Situations Technology Fund, L.P.(5)
              10.9    Stock Subscription Agreement dated as of August 5, 1999 by and among the Company, Special Situations Cayman Funds,
                      L.P., Special Situations Fund III, L.P., Special
                      Situations Private Equity Fund, L.P. and Special
                      Situations Technology Fund, L.P.(6)
              10.10   Securities Purchase Agreement dated as of March 13, 2000
                      by and among the Company and the Purchasers as defined
                      therein (excluding exhibits)(4)
              10.11   Commercial Lease dated August 23, 2000 between the Company and Urquhart Family LLC.
              21      Subsidiaries of Precision Optics Corporation, Inc.(7)
              23      Consent of Arthur Andersen.
              27      Financial Data Schedule.
              99      Important Factors Regarding Forward-Looking Statements.

(1) Incorporated herein by reference to the Company's Registration Statement on Form S-8 POS (No. 333-89989).
(2) Incorporated herein by reference to the Company's 1991 Annual Report on Form 10-KSB No. 001-10647.
(3) Incorporated herein by reference to the Company's Registration Statement on Form S-18 (No. 33-36710-B).
(4) Incorporated herein by reference to the Company's Registration Statement on Form S-3 (No. 333-35884).
(5) Incorporated herein by reference to the Company's 1998 Annual Report on Form 10-KSB No. 001-10647.
(6) Incorporated herein by reference to the Company's 1999 Annual Report on Form 10-KSB No. 001-10647.
(7) Incorporated herein by reference to the Company's 1996 Annual Report on Form 10-KSB No. 001-10647.
(8) Incorporated herein by reference to the Company's 1994 Annual Report on Form 10-KSB No. 001-10647.

(b)        REPORTS ON FORM 8-K.

           None.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 26, 2000                PRECISION OPTICS CORPORATION, INC.


                                        By:/s/ Richard E. Forkey
                                           ------------------------------------
                                           Richard E. Forkey
                                           Chairman of the Board,
                                           Chief Executive Officer, President
                                           and Treasurer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Richard E. Forkey          By:/s/ Jack P. Dreimiller
    ---------------------------       -----------------------------------------
     Richard E. Forkey                Jack P. Dreimiller
     President, Treasurer and         Senior Vice President, Finance,
     Director (principal              Chief Financial Officer and Clerk
     executive officer)               (principal financial and accounting
                                       officer)

Date: September 26, 2000           Date: September 26, 2000

By: /s/ Joel R. Pitlor             By: /s/ Edward A. Benjamin
    ---------------------------        ----------------------------------------
    Joel R. Pitlor                     Edward A. Benjamin
    Director                           Director

Date: September 26, 2000           Date: September 26, 2000

By: /s/ Robert R. Shannon          By: /s/ H. Angus Macleod
    ---------------------------        ----------------------------------------
    Robert R. Shannon                  H. Angus Macleod
    Director                           Director

Date: September 26, 2000           Date: September 26, 2000

By: /s/ Austin W. Marxe
    ---------------------------
    Austin W. Marxe
    Director

Date: September 26, 2000

     INDEX TO EXHIBITS

              3.1     Articles of Organization of the Company, as amended and
                      corrected(1)
              3.2     By-laws of Precision Optics Corporation, Inc.(2)
              4.1     Specimen common stock certificate(3)
              4.2     Registration Rights Agreement dated as of March 13, 2000
                      by and among the Company and the Initial Investors as
                      defined therein(4)
              4.3     Registration Rights Agreement dated as of June 30, 1998 by and among the Company, Special Situations Private Equity
                      Fund, L.P. and Special Situations Technology Fund, L.P.(5)
              4.4     Registration Rights Agreement dated as of August 5, 1999
                      by and among the Company, Special Situations Cayman Funds,
                      L.P., Special Situations Fund III, L.P., Special
                      Situations Private Equity Fund, L.P. and Special
                      Situations Technology Fund, L.P.(6)
              4.5     Form of Stock Purchase Warrant dated March 17, 2000 issued to each investor in March 17, 2000 private placement
                      transaction(4)
              4.6     Warrant No. 1 dated March 17, 2000 issued to First
                      Security Van Kasper(4)
              4.7     Warrant No. 2 dated March 17, 2000 issued to First
                      Security Van Kasper(4)
              4.8     Common Stock Purchase Warrant dated August 5, 1999 issued
                      to Special Situations Cayman Fund, L.P.(6)
              4.9     Common Stock Purchase Warrant dated August 5, 1999 issued
                      to Special Situations Technology Fund, L.P.(6)
              10.1    Lease dated June 29, 1984 between the Company and Equity,
                      First Amendment to Commercial Lease dated June 25, 1990,
                      and letter agreement dated June 25, 1990 renewing such
                      lease(3)
              10.2    Second Amendment to Commercial Lease between the Company
                      and Equity dated December 9, 1994(7)
              10.3    Precision Optics Corporation, Inc. 1989 Stock Option Plan
                      amended to date (the "Plan")(8)
              10.4    Three separate life insurance policies on the life of
                      Richard E. Forkey(3)
              10.5    Master Lease Finance Agreement dated November 3, 1993
                      between the Company and BancBoston Leasing(8)
              10.6    Lease dated March 1, 1999, between the Company and Philip
                      A. Wood, as executor of the Estate of Alma L. Wood and as
                      devisee under the Will of Alma L. Wood; Martha A. Mount,
                      devisee under the Will of Alma L. Wood; and Nancy E.
                      Popinchalk, devisee under the Will of Alma L. Wood for 21
                      Pleasant Street, Gardner, Massachusetts(6)
              10.7    Precision Optics Corporation, Inc. 1997 Incentive Plan.(5)
              10.8    Stock Subscription Agreement dated as of June 30, 1998 by
                      and among the Company, Special Situations Private Equity
                      Fund, L.P. and Special Situations Technology Fund, L.P.(5)
              10.9    Stock Subscription Agreement dated as of August 5, 1999 by and among the Company, Special Situations Cayman Funds,
                      L.P., Special Situations Fund III, L.P., Special
                      Situations Private Equity Fund, L.P. and Special
                      Situations Technology Fund, L.P.(6)
              10.10   Securities Purchase Agreement dated as of March 13, 2000
                      by and among the Company and the Purchasers as defined
                      therein (excluding exhibits)(4)
              10.11   Commercial Lease dated August 23, 2000 between the Company and Urquhart Family LLC.
              21      Subsidiaries of Precision Optics Corporation, Inc.(7)
              23      Consent of Arthur Andersen.
              27      Financial Data Schedule.
              99      Important Factors Regarding Forward-Looking Statements.

(1) Incorporated herein by reference to the Company's Registration Statement on Form S-8 POS (No. 333- 89989).

(2) Incorporated herein by reference to the Company's 1991 Annual Report on Form 10-KSB No. 001-10647.
(3) Incorporated herein by reference to the Company's Registration Statement on Form S-18 (No. 33-36710-B).
(4) Incorporated herein by reference to the Company's Registration Statement on Form S-3 (No. 333-35884).
(5) Incorporated herein by reference to the Company's 1998 Annual Report on Form 10-KSB No. 001-10647.
(6) Incorporated herein by reference to the Company's 1999 Annual Report on Form 10-KSB No. 001-10647.
(7) Incorporated herein by reference to the Company's 1996 Annual Report on Form 10-KSB No. 001-10647.
(8) Incorporated herein by reference to the Company's 1994 Annual Report on Form 10-KSB No. 001-10647.