Form 10QSB
period 2000-09-30
PRECISION OPTICS CORPORATION INC
filed 2000-11-14
CIK 867840

                                   FORM 10-QSB

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

              |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

Commission file number   001-10647
                       -------------

                       PRECISION OPTICS CORPORATION, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

        Massachusetts                                  04-2795294
-------------------------------           --------------------------------------
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

Yes |X|       No |_|

The number of shares outstanding of issuer's common stock, par value $.01 per share, at September 30, 2000 was 10,497,658 shares.

Transitional Small Business Disclosure Format (check one):

Yes |_|       No |X|

               PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

                                      INDEX

                                                                    Page
                                                                    ----

PART I.     FINANCIAL INFORMATION:

Item 1      Consolidated Financial Statements

            Consolidated Balance Sheets -                              2
               September 30, 2000
               and June 30, 2000 (unaudited)

            Consolidated Statements of Operations -                    3
               Three Months Ended September 30, 2000
               and September 30, 1999 (unaudited)

            Consolidated Statements of Cash Flows -                    4
               Three Months Ended September 30, 2000
               and September 30, 1999 (unaudited)

            Notes to Consolidated Financial Statements               5-6

Item 2      Management's Discussion and Analysis of                 7-10
               Financial Condition and Results of Operations

PART II.    OTHER INFORMATION                                         11

Items 1-5   Not Applicable                                            11

Item 6      Exhibits and Reports on Form 8-K                          11

               (a)  Exhibits - Exhibit 27

               (b)  Reports on Form 8-K

               PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                     ASSETS

                                          September 30, 2000  June 30, 2000
                                          ------------------  -------------
CURRENT ASSETS
      Cash and Cash Equivalents                  $16,944,359    $15,128,750
      Accounts Receivable, Net                       462,019        638,299
      Inventories                                  1,227,444      1,109,511
      Prepaid Expenses                               241,200         70,807
                                                 -----------    -----------
            Total Current Assets                  18,875,022     16,947,367
                                                 -----------    -----------
PROPERTY AND EQUIPMENT                             6,069,808      5,768,913
      Less: Accumulated Depreciation              (3,057,841)    (2,901,892)
                                                 -----------    -----------
            Net Property and Equipment             3,011,967      2,867,021
                                                 -----------    -----------
OTHER ASSETS                                         262,428        270,806
                                                 -----------    -----------
TOTAL ASSETS                                     $22,149,417    $20,085,194
                                                 ===========    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
      Accounts Payable                           $   194,173    $   319,096
      Accrued Payroll                                 88,680         52,116
      Accrued Professional Services                  129,168        126,866
      Accrued Profit Sharing and Bonuses              16,911         15,000
      Accrued Income Taxes                                --            912
      Accrued Vacation                                80,262         91,930
      Accrued Warranty Expense                        50,000         50,000
      Current Portion of Capital Lease Obligation     72,011         95,928
      Other Accrued Liabilities                       44,146          4,566
                                                 -----------    -----------
            Total Current Liabilities                675,351        756,414
                                                 -----------    -----------
CAPITAL LEASE OBLIGATION                              75,708         88,175
                                                 -----------    -----------

STOCKHOLDERS' EQUITY
      Common Stock, $.01 par value-
        Authorized -- 20,000,000 shares
        Issued and Outstanding - 10,497,658 and
         10,285,158 shares at September 30, 2000
         June 30, 2000, respectively                 104,977        102,852
      Additional Paid-in Capital                  27,685,813     25,094,195
      Accumulated Deficit                         (6,392,432)    (5,956,442)
                                                 -----------    -----------
            Total Stockholders' Equity            21,398,358     19,240,605
                                                 -----------    -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $22,149,417    $20,085,194
                                                 ===========    ===========

               PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                           FOR THE THREE MONTHS ENDED
                    SEPTEMBER 30, 2000 AND SEPTEMBER 30, 1999
                                   (UNAUDITED)

                                                    2000           1999
                                                    ----           ----

REVENUES                                        $   888,299     $  716,885

COST OF GOODS SOLD                                  538,241        383,686
                                                -----------     ----------

     Gross Profit                                   350,058        333,199

RESEARCH and DEVELOPMENT                            565,172        389,419

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES                           447,517        396,467
                                                -----------     ----------

     Total Operating Expenses                     1,012,689        785,886
                                                -----------     ----------

     Operating Loss                                (662,631)      (452,687)

INTEREST EXPENSE                                     (3,943)        (5,824)

INTEREST INCOME                                     230,584          6,210
                                                -----------     ----------

     Loss Before Provision for Income Taxes        (435,990)      (452,301)

PROVISION FOR INCOME TAXES                               --             --
                                                -----------     ----------

     Net Loss                                   $  (435,990)    $ (452,301)
                                                ===========     ==========

Basic and Diluted Loss Per Share                $     (0.04)    $    (0.06)
                                                ===========     ==========
Weighted Average Common Shares Outstanding       10,396,241      7,354,262
                                                ===========     ==========

               PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           FOR THE THREE MONTHS ENDED
                   SEPTEMBER 30, 2000 AND SEPTEMBER 30, 1999
                                  (UNAUDITED)

                                                        2000           1999
                                                        ----           ----

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Loss                                       $  (435,990)   $ (452,301)

     Adjustments to Reconcile Net Loss to Net Cash
       (Used In) Provided by Operating Activities -
         Depreciation and Amortization                  168,763       103,644
            Changes in Assets and Liabilities-
            Accounts Receivable                         176,280      (156,611)
            Inventories                                (117,933)       36,806
            Prepaid Expenses                           (170,393)      (39,291)
            Accounts Payable                           (124,923)       51,098
            Accrued Expenses                             67,777        77,044
                                                    -----------    ----------
            Net Cash Used In Operating Activities      (436,419)     (379,611)

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of Property and Equipment               (300,895)     (133,503)
     Increase in Other Assets                            (4,436)       (7,055)
                                                    -----------    ----------
        Net Cash Used in Investing Activities          (305,331)     (140,558)
                                                    -----------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Repayment of Capital Lease Obligation              (36,384)      (26,378)
     Net Proceeds from litigation settlement          2,369,184            --
     Net Proceeds (Costs) From Private Placements of
       Common Stock                                      (9,797)    1,028,670
     Proceeds from Exercise of Options and  Warrants    234,356            --
                                                    -----------    ----------
        Net Cash Provided By Financing Activities     2,557,359     1,002,292
                                                    -----------    ----------
NET INCREASE IN CASH AND
  CASH EQUIVALENTS                                    1,815,609       482,123

CASH AND CASH EQUIVALENTS AT BEGINNING
  OF PERIOD                                          15,128,750       480,732
                                                    -----------    ----------

CASH AND CASH EQUIVALENTS AT END
  OF PERIOD                                         $16,944,359    $  962,855
                                                    ===========    ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION:
     Cash Paid for-
      Interest                                      $     3,943    $    5,824
                                                    ===========    ==========
      Income Taxes                                  $        --    $      912
                                                    ===========    ==========

SUPPLEMENTAL DISCLOSURE OF NONCASH
  INVESTING AND FINANCING ACTIVITIES:
Capital Lease Obligation                            $        --    $   42,500
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

      These financial statements have been prepared by the Company, without audit, and reflect normal recurring adjustments which, in the opinion of management, are necessary for a fair statement of the results of the first quarter of the Company's fiscal year 2001. These financial statements do not include all disclosures associated with annual financial statements and, accordingly, should be read in conjunction with footnotes contained in the Company's financial statements for the period ended June 30, 2000 together with the auditors' report filed under cover of the Company's 2000 Annual Report on Form 10-KSB.

      Basic (loss) earnings per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. For the three months ended September 30, 2000 and 1999, the effect of stock options and warrants was antidilutive; therefore, they were not included in the computation of diluted (loss) earnings per share. The number of shares that were excluded from the computation as their effect would be antidilutive were 1,195,348 and 2,605,500, for the three months ended September 30, 2000 and 1999, respectively.

2.    INVENTORIES

      Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

                                          September 30, 2000     June 30, 2000
                                          ------------------     -------------

               Raw Materials                      $  752,460        $  686,856

               Work-In-Process                       278,622           241,686

               Finished Goods and Components         196,362           180,969
                                                  ----------        ----------

                        Total Inventories         $1,227,444        $1,109,511
                                                  ==========        ==========

3.    NEW ACCOUNTING STANDARDS

      In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, REVENUE RECOGNITION IN FINANCIAL STATEMENTS. In June 2000, this SAB was amended by SAB 101B, which delays the implementation date of SAB 101 until no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. SAB 101 provides additional guidance on the accounting for revenue recognition, including both generally applicable, as well as certain industry-specific, guidance. The Company is in the process of accumulating the information necessary to quantify the potential impact, if any, of SAB 101.

      On July 1, 2000, the Company adopted SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. This statement, as amended by SFAS No. 137 and 138, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The adoption of this new standard has not had a significant impact on the Company's consolidated financial statements based on its current structure and operations.

               PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations

Important Factors Regarding Forward-Looking Statements

      When used in this discussion, the words "believes", "anticipates", "intends to", and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected. These risks and uncertainties, many of which are not within the Company's control, include, but are not limited to, the uncertainty and timing of the successful development of the Company's new products, particularly in the optical thin films area; the risks associated with reliance on a few key customers; the Company's ability to attract and retain personnel with the necessary scientific and technical skills; the timing and completion of significant orders; the timing and amount of the Company's research and development expenditures; the timing and level of market acceptance of customers' products for which the Company supplies components; the level of market acceptance of competitors' products; the ability of the Company to control costs associated with performance under fixed price contracts; the performance and reliability of the Company's vendors; and the continued availability to the Company of essential supplies, materials and services. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the result of any revision to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Liquidity and Capital Resources

      For the three months ended September 30, 2000, the Company's cash and cash equivalents increased by approximately $1,816,000 to $16,944,000. The increase in cash and cash equivalents was due to net proceeds received of approximately $2,369,000 from settlement of litigation and proceeds received of approximately $234,000 from exercise of stock options and warrants, partially offset by cash used by operating activities of approximately $436,000, capital expenditures of approximately $301,000, repayment of debt of approximately $36,000, expenses of approximately $10,000 associated with a private placement of common stock in fiscal year 2000, and an increase in other assets (primarily patents) of approximately $4,000.

      In July 2000, the Company reached an agreement to settle certain claims of the Company arising under Section 16(b) of the Securities Exchange Act of 1934 and to settle and dismiss with prejudice a related shareholder lawsuit. Under the agreement, the defendants have paid the Company a total of $2,650,000 to resolve claims of "short-swing" trading profits allegedly made in violation of
Section 16(b). This settlement and dismissal with prejudice of the shareholder lawsuit was approved by the United States District Court for the Southern District of New York in August 2000.

      After deducting estimated legal expenses, the net proceeds of the settlement of approximately $2,369,000 have been credited to Additional Paid-In Capital in the Company's Consolidated Balance Sheet in the quarter ending September 30, 2000.

      The Company intends to continue devoting significant resources to internally-funded research and development spending on both new products and the improvement of existing products. The Company also intends to devote resources to the marketing and product support of its medical and optical thin films product lines, and the development of new methods of distribution. Furthermore, depending upon the market acceptance of the Company's products, the Company believes that it may need to acquire new facilities, add additional manufacturing or research and development equipment, or acquire a business that has complementary products of manufactures or sells to the Company components, materials, supplies, or services used in the manufacture, marketing, distribution or servicing of the Company's new products, as well as the Company's existing products.

      The Company's cash and cash equivalents are considered sufficient to support working capital and investment needs for at least the next twelve months.

Results of Operations

      Total revenues for the three months ending September 30, 2000 (the first quarter of fiscal year 2001) increased by approximately $171,000, or 23.9%, from the same period in the prior year. The increase was due primarily to higher sales of non-medical products (up by approximately $218,000), partially offset by lower sales of medical products (down by approximately $47,000). The increase in sales of non-medical products as due primarily to higher sales of Dense Wavelength Division Multiplexer (DWDM) filters used in telecommunications systems, which increased by approximately $204,000. DWDM filter sales represented 22.8% of total revenues during the quarter ended September 30, 2000, and increased by approximately 29% sequentially over DWDM filter revenues for the quarter ended June 30, 2000. Sales of medical products were lower due primarily to lower shipments of stereo endoscopes and cameras.

      Revenues from the Company's largest customer were approximately 46% of total revenues for the quarter ended September 30, 2000. Revenues from the Company's largest customer were approximately 69% of total revenues for the quarter ending September 30, 1999. No other customers accounted for more than 10% of the Company's revenues during those periods.

      Gross profit increased by approximately $17,000 for the quarter ending September 30, 2000 compared to the same period last year, but decreased as a percentage of revenues from 46.5% in fiscal year 2000 to 39.4% in the current period. The decrease in the gross profit percentage was due primarily to reduced sales of higher-margin medical products and higher fixed manufacturing costs such as depreciation, equipment rental, supplies and indirect labor.

      Research and development expenses increased by approximately $176,000, or 45.1%, for the quarter ending September 30, 2000 compared to the same period last year. During both years, internal research and development expenses consisted primarily of development efforts related to Dense Wavelength Division Multiplexing (DWDM) filters used in telecommunications systems. The increase was due to more resources being devoted to the DWDM filter project in the current year.

      Selling, general and administrative expenses increased by approximately $51,000, or 12.9%, for the quarter ending September 30, 2000 compared to the same period last year. The increase was due primarily to higher costs of professional services, insurance and depreciation.

      Interest expense relates primarily to capital lease obligations.

      Interest income increased by approximately $224,000 during the quarter ending September 30, 2000 compared to the previous year. The increase was due to the higher base of cash and cash equivalents related primarily to net proceeds received from private placements of common stock in August 1999 and March 2000 and from exercise of stock options and warrants.

      No income tax provision was recorded in the first quarter of fiscal year 2001 or 2000 because of the losses generated in those periods.

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

      A new high volume coating system and ancillary equipment were installed in the month of July 2000. It is anticipated that the new system will begin higher volume production of DWDM filters during the first half of the fiscal year 2001.

      The Company has leased additional space for a new Optical Thin Films Technology Center to be devoted to development and manufacturing of optical thin films for telecommunications and other applications. Operations in the new facility are anticipated to commence during the quarter ending December 31, 2000.

      During fiscal year 1999, the Company commenced deliveries of stereo endoscopes and cameras to a customer who has developed a computer-enhanced surgery system. Revenues from this customer were approximately 46% of total revenues for the quarter ended September 30, 2000. This customer has seen significant acceptance in the international marketplace for its computer-enhanced surgical system for use in minimally invasive cardiovascular and general surgery procedures, and in July 2000 announced that it received clearance from the U.S. Food & Drug Administration (FDA) to begin commercialization of its surgical system in the United States for use in laparoscopic surgical procedures. The stereo endoscopes and cameras manufactured by the Company are key components of this system, enabling surgeons to visualize the operative site in high resolution 3-D imagery.

      The Company has received additional orders from this customer totalling approximately $1,200,000, which are currently scheduled for delivery between October 2000 and April 2001. The Company anticipates additional follow-on orders from this customer, but the magnitude of such future business depends upon a number of factors, such as the customer's own success in marketing its computer-enhanced surgery system and the customer's continued acceptance of the Company's pricing, performance and product reliability.

PART II.    OTHER INFORMATION

Item 1-5    Not Applicable.

Item 6      Exhibits and Reports on Form 8-K

                 (a) Exhibits - Exhibit 27 - Financial Data Schedule

                 (b) Reports on Form 8-K - The Company filed three Current
                     Reports on Form 8-K during the quarter ended September 30, 2000 as follows:
                     (i) On July 28, 2000, the Company reported an agreement to resolve its claims under Section 16(b) of the Securities Exchange Act of 1934 involving four investment funds and certain related persons and entities and to settle and dismiss with prejudice a related shareholder lawsuit.
                     (ii) On August 1, 2000, the Company reported a press release issued the same date reporting its operating results for the fiscal year and fourth quarter ended June 30, 2000.
                     (iii) On August 28, 2000 the Company reported a press release issued on August 25, 2000 reporting that it had entered into a lease for a new Optical Thin Films Technology Center in Gardner, Massachusetts.

      In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   PRECISION OPTICS CORPORATION, INC.


DATE:  November 10, 2000           BY: /s/ Jack P. Dreimiller
                                       ---------------------------------
                                       Jack P. Dreimiller
                                       Senior Vice President, Finance,
                                       Chief Financial Officer and Clerk

                                  EXHIBIT INDEX

                Exhibit Number                      Description

                      27                      Financial Data Schedule