Form 10QSB
period 2000-12-31
PRECISION OPTICS CORPORATION INC
filed 2001-02-14
CIK 867840

                                   FORM 10-QSB

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarterly period ended December 31, 2000

Commission file number          001-10647
                        -----------------------------


                       PRECISION OPTICS CORPORATION, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


        MASSACHUSETTS                                        04-2795294
------------------------------------               -----------------------------
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

Yes (X)       No (  )

The number of shares outstanding of issuer's common stock, par value $.01 per share, at December 31, 2000 was 10,498,908 shares.

Transitional Small Business Disclosure Format (check one):
Yes (  )       No (X)

               PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES


                                      INDEX

                                                                           PAGE
                                                                           ----
PART I.           FINANCIAL INFORMATION:

ITEM 1            Consolidated Financial Statements

                  Consolidated Balance Sheets -                               1
                      December 31, 2000
                      and June 30, 2000 (unaudited)

                  Consolidated Statements of Operations -                     2
                      Quarter Ended December 31, 2000
                      and December 31, 1999 (unaudited)

                      Six Months Ended December 31, 2000
                      and December 31, 1999 (unaudited)

                  Consolidated Statements of Cash Flows -                     3
                      Six Months Ended December 31, 2000
                      and December 31, 1999 (unaudited)

                  Notes to Consolidated Financial Statements                4-5

ITEM 2            Management's Discussion and Analysis of
                      Financial Condition and Results of Operations        6-10


PART II.          OTHER INFORMATION                                          10

ITEMS 1-3         Not Applicable

ITEM 4            Submission of Matters to a Vote of Security Holders

ITEM 5            Not Applicable

ITEM 6            Exhibits and Reports on Form 8-K

                      (a)  Exhibits - Exhibit 27

                      (b)  Reports on Form 8-K

               PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                     ASSETS


                                                                      DECEMBER 31, 2000          JUNE 30, 2000
                                                                      -----------------          -------------
CURRENT ASSETS
         Cash and Cash Equivalents                                          $15,559,959            $15,128,750
         Accounts Receivable, Net                                               496,637                638,299
         Inventories                                                          1,291,096              1,109,511
         Prepaid Expenses                                                       245,763                 70,807
                                                                            -----------            -----------
                  Total Current Assets                                       17,593,455             16,947,367
                                                                            -----------            -----------
PROPERTY AND EQUIPMENT                                                        6,610,549              5,768,913
         Less:  Accumulated Depreciation                                     (3,270,392)            (2,901,892)
                                                                            -----------            -----------
                  Net Property and Equipment                                  3,340,157              2,867,021
                                                                            -----------            -----------
OTHER ASSETS                                                                    257,578                270,806
                                                                            -----------            -----------
TOTAL ASSETS                                                                $21,191,190            $20,085,194
                                                                            ===========            ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
         Accounts Payable                                                    $  236,839             $  319,096
         Accrued Payroll                                                         69,362                 52,116
         Accrued Professional Services                                           59,451                126,866
         Accrued Profit Sharing and Bonuses                                      22,500                 15,000
         Accrued Income Taxes                                                       ---                    912
         Accrued Vacation                                                        91,166                 91,930
         Accrued Warranty Expense                                                50,000                 50,000
         Current Portion of Capital Lease Obligation                             55,332                 95,928
         Other Accrued Liabilities                                                8,265                  4,566
                                                                            -----------            -----------
                  Total Current Liabilities                                     592,915                756,414
                                                                            -----------            -----------
CAPITAL LEASE OBLIGATION AND OTHER                                              115,498                 88,175
                                                                            -----------            -----------
STOCKHOLDERS' EQUITY
         Common Stock, $.01 par value-
              Authorized -- 20,000,000 shares
              Issued and Outstanding - 10,498,908 and
                  10,285,158 shares at December 31, 2000
                  June 30, 2000, respectively                                   104,989                102,852
         Additional Paid-in Capital                                          27,626,115             25,094,195
         Accumulated Deficit                                                 (7,248,327)            (5,956,442)
                                                                            -----------            -----------
                  Total Stockholders' Equity                                 20,482,777             19,240,605
                                                                            -----------            -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                  $21,191,190            $20,085,194
                                                                            ===========            ===========

             PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE SECOND QUARTER AND SIX MONTHS ENDED
                          DECEMBER 31, 2000 AND 1999

                                     -- SECOND QUARTER --              -- SIX MONTHS --
                                     2000            1999            2000            1999
                                     ----            ----            ----            ----
                                  (UNAUDITED)     (UNAUDITED)     (UNAUDITED)     (UNAUDITED)
REVENUES                          $   778,534     $   587,403     $ 1,666,833     $ 1,304,288

COST OF GOODS SOLD                    640,366         393,737       1,178,607         777,423
                                  -----------     -----------     -----------     -----------

         GROSS PROFIT                 138,168         193,666         488,226         526,865
                                  -----------     -----------     -----------     -----------

RESEARCH and DEVELOPMENT              772,277         467,226       1,337,449         856,645

SELLING, GENERAL and
ADMINISTRATIVE EXPENSES               451,033         426,610         898,550         823,076
                                  -----------     -----------     -----------     -----------

TOTAL OPERATING EXPENSES            1,223,310         893,836       2,235,999       1,679,721
                                  -----------     -----------     -----------     -----------

         OPERATING LOSS            (1,085,142)       (700,170)     (1,747,773)     (1,152,856)

INTEREST EXPENSE                       (3,153)         (7,053)         (7,096)        (12,877)

INTEREST INCOME                       232,400           8,640         462,984          14,848
                                  -----------     -----------     -----------     -----------

         LOSS BEFORE PROVISION
         FOR INCOME TAXES            (855,895)       (698,583)     (1,291,885)     (1,150,885)

PROVISION FOR INCOME TAXES                 --              --              --              --
                                  -----------     -----------     -----------     -----------

         NET LOSS                 $  (855,895)    $  (698,583)    $(1,291,885)    $(1,150,885)
                                  ===========     ===========     ===========     ===========

BASIC and DILUTED LOSS PER SHARE       ($0.08)         ($0.09)         ($0.12)         ($0.15)
                                        =====           =====           =====           =====

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING                 10,498,608       7,751,239      10,447,425       7,469,417
                                   ==========      ==========      ==========      ==========

              PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           FOR THE SIX MONTHS ENDED
                    DECEMBER 31, 2000 AND DECEMBER 31, 1999
                                  (UNAUDITED)

                                                                2000             1999
                                                           ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net Loss                                            $ (1,291,885)    $ (1,150,885)
       Adjustments to Reconcile Net Loss to Net Cash
         (Used In) Provided by Operating Activities -
              Depreciation and Amortization                     394,331          216,703
              Changes in Assets and Liabilities-
                  Accounts Receivable                           141,662            1,204
                  Inventories                                  (181,585)          17,884
                  Prepaid Expenses                             (174,956)         (31,678)
                  Accounts Payable                              (82,257)         (19,632)
                  Accrued Expenses                              (40,646)         197,225
                                                           ------------     ------------
                  Net Cash Used In Operating Activities      (1,235,336)        (769,179)
                                                           ------------     ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchases of Property and Equipment                     (841,636)        (217,556)
       Increase in Other Assets                                 (12,603)         (20,199)
                                                           ------------     ------------
           Net Cash Used in Investing Activities               (854,239)        (237,755)
                                                           ------------     ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
       Repayment of Capital Lease Obligation                    (65,828)         (49,705)
         Net proceeds from litigation settlement              2,368,485               --
         Net Proceeds (Costs) From Private Placement of
         Common Stock                                           (16,921)       1,019,391
       Proceeds from Exercise of Stock Options
         and Warrants                                           235,048        1,060,382
                                                           ------------     ------------
           Net Cash Provided By Financing Activities          2,520,784        2,030,068
                                                           ------------     ------------
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                              431,209        1,023,134
CASH AND CASH EQUIVALENTS AT BEGINNING
  OF PERIOD                                                  15,128,750          480,732
                                                           ------------     ------------
CASH AND CASH EQUIVALENTS AT END
  OF PERIOD                                                $ 15,559,959     $  1,503,866
                                                           ============     ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION:
       Cash Paid for-
         Interest                                          $      7,096     $     12,877
                                                           ============     ============
         Income Taxes                                      $         --     $         --
                                                           ============     ============
SUPPLEMENTAL DISCLOSURE OF NONCASH
  INVESTING AND FINANCING ACTIVITIES:
       Capital Lease Obligation                            $         --     $     42,500
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

              These financial statements have been prepared by the Company, without audit, and reflect normal recurring adjustments which, in the opinion of management, are necessary for a fair statement of the results of the second quarter and first half of the Company's fiscal year 2001. These financial statements do not include all disclosures associated with annual financial statements and, accordingly, should be read in conjunction with footnotes contained in the Company's financial statements for the period ended June 30, 2000 together with the auditors' report filed under cover of the Company's 2000 Annual Report on Form 10-KSB.

              Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. For the six months ended December 31, 2000 and 1999, the effect of stock options and warrants was antidilutive; therefore, they were not included in the computation of diluted loss per share. The number of shares that were excluded from the computation as their effect would be antidilutive were 1,207,598 and 2,409,635 for the six months ended December 31, 2000 and 1999, respectively.


2.     INVENTORIES

       Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

                                              DECEMBER 31, 2000      JUNE 30, 2000
                                              -----------------      -------------
               Raw Materials                      $  782,106           $  686,856

               Work-In-Process                       308,674              241,686

               Finished Goods and Components         200,316              180,969
                                                  ----------           ----------

                        Total Inventories         $1,291,096           $1,109,511
                                                  ==========           ==========

3.     NEW ACCOUNTING STANDARDS

       In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, REVENUE RECOGNITION IN FINANCIAL STATEMENTS. In June 2000, this SAB was amended by SAB 101B, which delayed the implementation date of SAB 101 until the fourth fiscal quarter of fiscal years beginning after December 15, 1999. SAB 101 provides additional guidance on the accounting for revenue recognition, including both generally applicable, as well as certain industry-specific, guidance. The Company adopted SAB 101 as of July 1, 2000, which had no impact on the Company's previously reported results.

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

       As of December 31, 2000, in accordance with EMERGING ISSUES TASK FORCE
       (EITF) ISSUE NO. 00-19, ACCOUNTING FOR DERIVATIVE FINANCIAL INSTRUMENTS INDEXED TO, AND POTENTIALLY SETTLED IN, A COMPANY'S OWN STOCK, the Company has reclassified the fair value of outstanding non-employee options to purchase 25,000 shares of common stock of the Company from stockholders' equity to a liability category. The fair value of such options totals approximately $53,000 and has been included under the "Capital Lease Obligation and Other" caption of the Company's consolidated balance sheet as of December 31, 2000.

               PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

IMPORTANT FACTORS REGARDING FORWARD-LOOKING STATEMENTS

         When used in this discussion, the words "believes", "anticipates", "intends to", "expects," and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected. These risks and uncertainties, many of which are not within the Company's control, include, but are not limited to, the uncertainty and timing of the successful development of the Company's new products, particularly in the optical thin films area; the risks associated with reliance on a few key customers; the Company's ability to attract and retain personnel with the necessary scientific and technical skills; the timing and completion of significant orders; the timing and amount of the Company's research and development expenditures; the timing and level of market acceptance of customers' products for which the Company supplies components; the level of market acceptance of competitors' products; performance by the Company's vendors; the ability of the Company to control costs associated with performance under fixed price contracts; and the continued availability to the Company of essential supplies, materials and services. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the result of any revision to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

LIQUIDITY AND CAPITAL RESOURCES

         For the six months ended December 31, 2000, the Company's cash and cash equivalents increased by approximately $431,000 to $15,560,000. The increase in cash and cash equivalents was due to net proceeds received of approximately $2,369,000 from settlement of litigation and proceeds received of approximately $235,000 from exercise of stock options and warrants, partially offset by cash used by operating activities of approximately $1,235,000, capital expenditures of approximately $842,000, repayment of debt of approximately $66,000, expenses of approximately $17,000 associated with a private placement of common stock in fiscal year 2000, and an increase in other assets (primarily patents) of approximately $13,000.

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

RESULTS OF OPERATIONS

         Total revenues for the quarter and six months ended December 31, 2000 increased by $191,131 or 32.5% and $362,545 or 27.8%, respectively, from the same periods in the prior year.

         The revenue increase from the prior year for the second quarter was due to higher sales of medical products (up 45%), partially offset by lower sales of non-medical products (down 36%). For the quarter ending December 31, 2000, medical sales were higher due primarily to higher shipments of endoscopes, stereo endoscopes and endoscopic cameras. Non-medical sales were lower for the quarter due primarily to lower sales of industrial products and Dense Wavelength Division Multiplexing (DWDM) filters.

         The revenue increase from the prior year for the six months ended December 31, 2000 was due to higher sales of medical products (up 14%), and higher sales of non-medical products (up 200%). For the six months ended December 31, 2000, medical sales were higher due primarily to higher sales of endoscopes, stereo endoscopes and endoscopic cameras, and higher sales of non-stereo endoscopes. Non-medical sales were higher year to date due primarily to higher sales of DWDM filters.

         Revenues from the Company's single largest customer were approximately 51% of total revenues for the six months ended December 31, 2000, and revenues from the Company's two largest customers, were approximately 51% and 10% of total revenues for the six months ended December 31, 1999. No other customers accounted for more than 10% of the Company's revenues during those periods.

         Gross profit expressed as a percentage of revenues decreased from 33.0% to 17.7% for the second quarter, and decreased from 40.4% to 29.3% for the six months ended December 31, 2000, compared to the corresponding periods in the prior year. The decrease in the gross profit percentage was due primarily to higher fixed manufacturing costs such as depreciation, insurance, operating supplies, equipment and building rent and indirect labor and benefits.

         Research and development expenses increased by approximately $305,000, or 65%, for the quarter ending December 31, 2000, and by approximately $481,000, or 56%, for the six months ending December 31, 2000 compared to the corresponding periods of the prior year. During both years, internal research and development expenses consisted primarily of development efforts related to DWDM filters used in telecommunications systems. The increase was due to more resources being devoted to the DWDM filter project in the current year.

         Selling, general and administrative expenses increased by approximately $24,000, or 5.7%, for the quarter ending December 31, 2000 and by approximately $75,000, or 9.2%, for the six months ending December 31, 2000 compared to the corresponding periods of the prior year. The year to date increase is due primarily to higher employee recruiting, insurance and depreciation expenses.

         Interest expense relates primarily to capital lease obligations.

         Interest income increased by approximately $224,000 for the quarter and by $448,000 for the six months ending December 31, 2000 compared to the corresponding periods of the prior year due to the higher base of cash and cash equivalents related primarily to net proceeds received from a private placement of common stock in March 2000, from exercise of stock options and warrants, and from net proceeds received from settlement of litigation.

         No income tax provision was recorded in the first or second quarter of fiscal year 2001 or 2000 because of the losses generated in those periods.

TRENDS AND UNCERTAINTIES THAT MAY AFFECT FUTURE RESULTS

         DWDM FILTERS

         The Company has continued to invest aggressively in research, development and capital equipment to support increased participation in the long-term opportunities the telecommunications industry offers. In particular, work has accelerated on improved, higher-capacity manufacturing processes for 200 GHz filter production, and development and commercialization of 100 GHz filters. For the six months ended December 31, 2000, research and development expenses were approximately $1.3 million, up 56% from last year's first half, and capital equipment expenditures were approximately $842,000, up more than 220% from the same period last year.

         Several new state-of-the-art coating systems and ancillary equipment were installed in the Company's new Optical Thin Film Technology Center in the quarter ending December 31, 2000 and in January 2001. One of these is a proprietary high volume production system currently under development for both 100 GHz and 200 GHz DWDM filters. A new state-of-the-art system for the production of 200 GHz filters has been installed, is presently in final commissioning, and is expected to be in production by the end of February 2001.

         In January 2001, the first customer shipment of 100 GHz DWDM filters was achieved. The installation and commissioning of a new state-of-the-art 100 GHz production system is anticipated to be completed in March 2001.

         Shipments of 200 GHz DWDM filters during the quarter were sharply curtailed pending the renegotiation of pricing and delivery terms on several large orders with two customers amidst downward pricing pressure in the DWDM filter market generally. Shipments of 200 GHz filters were resumed in early January under an interim pricing arrangement, and it is anticipated that shipments to these two customers under renegotiated terms will resume during the quarter ending March 31, 2001.

         It is anticipated that the above-mentioned shipment delays and re-pricing of DWDM filters will result in reductions to previously anticipated fiscal year 2001 sales and results. However, the addition of the above-mentioned production systems for 100 GHz and 200 GHz

DWDM filters currently scheduled to be installed and operational in advance of fiscal year end is expected to significantly increase DWDM filter production capabilities and offset, at least partially, the effects of slowdowns and re-pricing.

         Because of the uncertainties associated with both the renegotiation of certain DWDM filter orders and the resulting impact on the timing and amount of sales during the balance of this fiscal year, it is not possible to accurately predict the overall reduction in previously forecasted fiscal year 2001 sales at this time. However, assuming the renegotiations are concluded this quarter as expected, the Company anticipates significantly increased sales in the second half of fiscal year 2001.

         The Company believes that downward trends in the selling prices of both 100 GHz and 200 GHz DWDM filters may continue, due primarily to increasing competitive pressure from other filter manufacturers and softening demand experienced by telecommunications equipment providers whose products incorporate DWDM filters as integral components. To address the effects of anticipated reductions in selling prices, the Company is continuing its efforts (1) to control and reduce manufacturing costs by increasing production capacity and yields and by streamlining manufacturing processes and (2) to complete the commercialization of 100 GHz filters, which the Company anticipates will have higher profit margins than those of the 200 GHz filters.

         The Company has made sequential quarterly increases in production of 200 GHz filters over the past year, and has delivered the first customer shipment of 100 GHz filters in January 2001. New systems for the production of DWDM filters are expected to be operational in February 2001 and March 2001. Notwithstanding these recent and anticipated accomplishments, the long term success of the Company's DWDM filter products continues to depend upon a number of factors, including the Company's timely completion of ongoing product development efforts, continued ability to meet a set of rigorous customer specifications, ability to control and reduce manufacturing costs to generate acceptable profit margins, and success in reliably manufacturing such products in sufficient quantities at acceptable yields to meet customer demand.

         MEDICAL PRODUCTS

         During fiscal year 1999, the Company commenced deliveries of stereo endoscopes and cameras to a customer who has developed a computer-enhanced surgery system. Revenues from this customer were approximately 51% of total revenues for the six months ended December 31, 2000. This customer has seen significant acceptance in the international marketplace for its computer-enhanced surgical system for use in minimally invasive cardiovascular and general surgery procedures, and in July 2000 announced that it received clearance from the U.S. Food & Drug Administration (FDA) to begin commercialization of its surgical system in the United States for use in laparoscopic surgical procedures. Also, in December 2000, this customer announced that the FDA has granted permission to initiate a multi-center clinical evaluation of the Company's surgical system for minimally invasive surgical repair of the mitral valve at six major medical centers in the United States. The stereo endoscopes and cameras manufactured by the Company are key components of this system, enabling surgeons to visualize the operative site in high resolution 3-D imagery.

         The Company has additional orders for stereo endoscopes and cameras from this customer totaling approximately $850,000, scheduled for delivery between January 2001 and April 2001. The Company anticipates additional follow-on orders from this customer, but the magnitude of such future business depends upon a number of factors, such as the customer's own success in marketing its computer-enhanced surgery system and the customer's continued acceptance of the Company's pricing, performance and product reliability.





PART II.                              OTHER INFORMATION


ITEMS 1-3         Not Applicable.

ITEM 4            Submission of Matters to a Vote of Security Holders

                  At the annual meeting of stockholders of the Company held on November 14, 2000, 8,837,248 (or 84.183%) of the 10,497,658
                  then-outstanding shares of common stock of the Company were present and voted by proxy. Richard E. Forkey and Edward A. Benjamin were reelected as Class I directors of the Company, in the case of Mr. Forkey, by a vote of 8,752,856 shares for and 0 shares against with 84,392 shares abstaining and, in the case of Mr. Benjamin, by a vote of 8,751,411 shares for and 0 shares against with 85,837 shares abstaining.

ITEM 5            Not Applicable.

ITEM 6            Exhibits and Reports on Form 8-K


                         (a)   Exhibits - Exhibit 27 - Financial Data Schedule

                         (b) Reports on Form 8-K - The Company filed one Current Report on Form 8-K during the quarter ended December 31, 2000 as follows - On October 30, 2000, the Company reported a press release issued October 26, 2000 reporting its operating results for the quarter ended September 30, 2000.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       PRECISION OPTICS CORPORATION, INC.




DATE:  February 13 , 2001              BY:  /s/  JACK P. DREIMILLER
                                            -----------------------------------
                                            Jack P. Dreimiller
                                            Senior Vice President, Finance,
                                            Chief Financial Officer and Clerk

                                  EXHIBIT INDEX

            EXHIBIT NUMBER                                   DESCRIPTION
                  27                                   Financial Data Schedule