Form 10QSB
period 2001-03-31
PRECISION OPTICS CORPORATION INC
filed 2001-05-15
CIK 867840

                                   FORM 10-QSB

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarterly period ended March 31, 2001

Commission file number          001-10647
                         ----------------------


                       PRECISION OPTICS CORPORATION, INC.
-------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


        MASSACHUSETTS                                                            04-2795294
------------------------------------                                   ----------------------------------
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

Yes (X)       No (  )

The number of shares outstanding of issuer's common stock, par value $.01 per share, at March 31, 2001 was 10,498,908 shares.

Transitional Small Business Disclosure Format (check one):

Yes (  )       No (X)

               PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES
                                      INDEX


                                                                                    PAGE

PART I.           FINANCIAL INFORMATION:

ITEM 1            Consolidated Financial Statements

                  Consolidated Balance Sheets -                                      1
                      March 31, 2001
                      and June 30, 2000 (unaudited)

                  Consolidated Statements of Operations -                            2
                      Quarter Ended March 31, 2001
                      and March 31, 2000 (unaudited)

                      Nine Months Ended March 31, 2001
                      and March 31, 2001 (unaudited)

                  Consolidated Statements of Cash Flows -                            3
                      Nine Months Ended March 31, 2001
                      and March 31, 2000 (unaudited)

                  Notes to Consolidated Financial Statements                        4-5

ITEM 2            Management's Discussion and Analysis of
                      Financial Condition and Results of Operations                 6-10


PART II.          OTHER INFORMATION:                                                 11

ITEMS 1-5         Not Applicable

ITEM 6            Exhibits and Reports on Form 8-K

                      (a)  Exhibits - None

                      (b)  Reports on Form 8-K

Signature                                                                            11

               PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                                                         MARCH 31, 2001          JUNE 30, 2000
                                                                         --------------          -------------

                                  ASSETS

CURRENT ASSETS
         Cash and Cash Equivalents                                          $12,058,336            $15,128,750
         Accounts Receivable, Net                                               752,643                638,299
         Inventories                                                          1,314,282              1,109,511
         Prepaid Expenses                                                       240,570                 70,807
                                                                            -----------            -----------
                  Total Current Assets                                       14,365,831             16,947,367
                                                                            -----------            -----------
PROPERTY AND EQUIPMENT                                                        9,097,874              5,768,913
         Less:  Accumulated Depreciation                                     (3,487,071)            (2,901,892)
                                                                            -----------            -----------
                Net Property and Equipment                                    5,610,803              2,867,021
                                                                            -----------            -----------
OTHER ASSETS                                                                    257,456                270,806
                                                                            -----------            -----------
TOTAL ASSETS                                                                $20,234,090            $20,085,194
                                                                            ===========            ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
         Accounts Payable                                                    $  306,825             $  319,096
         Accrued Payroll                                                         94,551                 52,116
         Accrued Professional Services                                           62,707                126,866
         Accrued Profit Sharing and Bonuses                                      11,250                 15,000
         Accrued Income Taxes                                                        --                    912
         Accrued Vacation                                                       111,634                 91,930
         Accrued Warranty Expense                                                50,000                 50,000
         Current Portion of Capital Lease Obligation                             50,486                 95,928
         Other Accrued Liabilities                                               75,220                  4,566
                                                                            -----------            -----------
                  Total Current Liabilities                                     762,673                756,414
                                                                            -----------            -----------
CAPITAL LEASE OBLIGATION AND OTHER                                               87,229                 88,175
                                                                            -----------            -----------
STOCKHOLDERS' EQUITY
         Common Stock, $.01 par value --
              Authorized -- 20,000,000 shares
              Issued and Outstanding -- 10,498,908 and
                  10,285,158 shares at March 31, 2001
                  June 30, 2000, respectively                                   104,989                102,852
         Additional Paid-in Capital                                          27,638,474             25,094,195
         Accumulated Deficit                                                 (8,359,275)           (5,956,442)
                                                                            -----------            -----------
                  Total Stockholders' Equity                                 19,384,188             19,240,605
                                                                            -----------            -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                  $20,234,090            $20,085,194
                                                                            ===========            ===========

               PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   FOR THE THIRD QUARTER AND NINE MONTHS ENDED
                             MARCH 31, 2001 AND 2000


                                                      --THIRD QUARTER--                     --NINE MONTHS--
                                                    2001             2000               2001             2000
                                                 -----------      -----------        ----------      -----------
                                                 (UNAUDITED)      (UNAUDITED)        (UNAUDITED)     (UNAUDITED)

REVENUES                                            $1,133,984       $784,503          $2,800,817     $2,088,791

COST OF GOODS SOLD                                     920,578        595,472           2,099,185      1,372,895
                                                   -----------     ----------         -----------    -----------

         GROSS PROFIT                                  213,406        189,031             701,632        715,896

RESEARCH and DEVELOPMENT EXPENSES                      878,715        442,835           2,216,164      1,299,480

SELLING, GENERAL and
ADMINISTRATIVE EXPENSES                                629,456        457,823           1,528,006      1,280,899
                                                   -----------     ----------         -----------    -----------

         TOTAL                                       1,508,171        900,658           3,744,170      2,580,379
                                                   -----------     ----------         -----------    -----------

         OPERATING LOSS                             (1,294,765)      (711,627)         (3,042,538)    (1,864,483)

INTEREST EXPENSE                                        (2,544)        (6,537)             (9,640)       (19,414)

INTEREST INCOME                                        186,361         50,502             649,345         65,350
                                                   -----------     ----------         -----------    -----------

         NET LOSS                                  $(1,110,948)     $(667,662)        $(2,402,833)   $(1,818,547)
                                                   ===========     ==========         ===========    ===========

BASIC AND DILUTED LOSS PER SHARE                        ($0.11)        ($0.08)             ($0.23)        ($0.23)
                                                       =======         ======             =======         ======

BASIC AND DILUTED WEIGHTED AVERAGE
  COMMON SHARES  OUTSTANDING                        10,498,908      8,471,946          10,464,586      7,803,594
                                                   ===========     ==========         ===========    ===========

               PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            FOR THE NINE MONTHS ENDED
                        MARCH 31, 2001 AND MARCH 31, 2000
                                   (UNAUDITED)


                                                                            2001                2000
                                                                       --------------     ---------------

CASH FLOWS FROM OPERATING ACTIVITIES:
       Net Loss                                                         $ (2,402,833)      $  (1,818,547)
       Adjustments to Reconcile Net Loss to Net Cash
         Used In Operating Activities -
              Depreciation and Amortization                                  624,477             342,254
              Non-Cash Royalty Expense                                            --               2,813
              Changes in Assets and Liabilities-
                  Accounts Receivable                                       (114,344)           (158,384)
                  Inventories                                               (204,771)             53,402
                  Prepaid Expenses                                          (169,763)           (104,696)
                  Accounts Payable                                           (12,271)            160,118
                  Accrued Expenses                                            63,972             175,527
                                                                        ------------       -------------
                  Net Cash Used In Operating Activities                   (2,215,533)         (1,347,513)
                                                                        ------------       -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchases of Property and Equipment                                (3,328,961)           (668,632)
       Increase in Other Assets                                              (25,948)            (27,429)
                                                                        ------------       -------------
           Net Cash Used in Investing Activities                          (3,354,909)           (696,061)
                                                                        ------------       -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
       Repayment of Capital Lease Obligation                                 (83,746)           (104,563)
         Net proceeds from litigation settlement                           2,368,485                  --
         Net Proceeds (Costs) From Private Placement of
         Common Stock                                                        (16,921)         15,048,960
         Proceeds from Exercise of Stock Options and Warrants                232,210           3,322,699
                                                                        ------------       -------------
             Net Cash Provided By Financing Activities                     2,500,028          18,267,096
                                                                        ------------       -------------
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                                        (3,070,414)         16,223,522

CASH AND CASH EQUIVALENTS AT BEGINNING
  OF PERIOD                                                               15,128,750             480,732
                                                                        ------------       -------------
CASH AND CASH EQUIVALENTS AT END
  OF  PERIOD                                                            $ 12,058,336       $  16,704,254
                                                                        ============       =============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION:
       Cash Paid for-
         Interest                                                       $      9,640       $      19,414
                                                                        ============       =============
         Income Taxes                                                   $         --       $         912
                                                                        ============       =============
SUPPLEMENTAL DISCLOSURE OF NONCASH
  INVESTING AND FINANCING ACTIVITIES:
       Capital Lease Obligation                                          $        --       $      55,837
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

              These financial statements have been prepared by the Company, without audit, and reflect normal recurring adjustments which, in the opinion of management, are necessary for a fair statement of the results of the third quarter and nine months of the Company's fiscal year 2001. These financial statements do not include all disclosures associated with annual financial statements and, accordingly, should be read in conjunction with footnotes contained in the Company's financial statements for the period ended June 30, 2000 together with the auditors' report filed under cover of the Company's 2000 Annual Report on Form 10-KSB.

              Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. For the nine months ended March 31, 2001 and 2000, the effect of stock options and warrants was antidilutive; therefore, they were not included in the computation of diluted loss per share. The number of shares that were excluded from the computation as their effect would be antidilutive were 1,217,598 and 1,864,648 for the nine months ended March 31, 2001 and 2000, respectively.


2.     INVENTORIES

              Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:


                                                                 MARCH 31, 2001             JUNE 30, 2000
                                                                 --------------             -------------

                 Raw Materials                                       $775,112                   $686,856

                 Work-In-Process                                      387,704                    241,686

                 Finished Goods and Components                        151,466                    180,969
                                                                    ---------                  ---------

                          Total Inventories                        $1,314,282                 $1,109,511
                                                                    =========                  =========

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

       As of December 31, 2000, in accordance with EMERGING ISSUES TASK FORCE
       (EITF) ISSUE NO. 00-19, ACCOUNTING FOR DERIVATIVE FINANCIAL INSTRUMENTS INDEXED TO, AND POTENTIALLY SETTLED IN, A COMPANY'S OWN STOCK, the Company has reclassified the fair value of outstanding non-employee options to purchase 25,000 shares of common stock of the Company from stockholders' equity to a liability category. The fair value of such options totals approximately $37,000 and has been included under the "Capital Lease Obligation and Other" caption of the Company's consolidated balance sheet as of March 31, 2001.

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

LIQUIDITY AND CAPITAL RESOURCES

         For the nine months ended March 31, 2001, the Company's cash and cash equivalents decreased by approximately $3,070,000 to $12,058,000. The decrease in cash and cash equivalents was due to cash used by operating activities of approximately $2,215,000, capital expenditures of approximately $3,329,000, repayment of capital lease obligations of approximately $84,000, expenses of approximately $17,000 associated with a private placement of common stock in fiscal year 2000, and an increase in other assets (primarily patents) of approximately $26,000, partially offset by net proceeds received of approximately $2,369,000 from settlement of litigation and proceeds received of approximately $232,000 from exercise of stock options and warrants.

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

RESULTS OF OPERATIONS

         Total revenues for the quarter and nine months ended March 31, 2001 increased by $349,481 or 44.5% and $712,026 or 34.1%, respectively, from the same periods in the prior year.

         The revenue increase from the prior year for the third quarter was due to higher sales of medical products (up 19%), and higher sales of non-medical products (up 400%). For the quarter ending March 31, 2001, medical sales were higher due primarily to higher shipments of stereo endoscopes and endoscopic cameras. Non-medical sales were higher for the quarter due primarily to higher sales of Dense Wavelength Division Multiplexing (DWDM) filters and initial sales of DWDM filter test instrumentation.

         The revenue increase from the prior year for the nine months ended March 31, 2001 was due to higher sales of medical products (up 16%), and higher sales of non-medical products (up 186%). For the nine months ended March 31, 2001, medical sales were higher due primarily to higher sales of stereo endoscopes and endoscopic cameras, and non-stereo endoscopes. Non-medical sales were higher year to date due primarily to higher sales of DWDM filters and initial sales of DWDM test instrumentation.

         Revenues from the Company's single largest customer were approximately 48% of total revenues for the nine months ended March 31, 2001, and revenues from the Company's two largest customers, were approximately 48% and 11% of total revenues for the nine months ended March 31, 2000. No other customers accounted for more than 10% of the Company's revenues during those periods.

         Gross profit expressed as a percentage of revenues decreased from 24.1% to 18.8% for the third quarter, and decreased from 34.3% to 25.1% for the nine months ended March 31, 2001, compared to the corresponding periods in the prior year. The decrease in the gross profit percentage was due primarily to higher fixed manufacturing costs such as depreciation, insurance, operating supplies, equipment and building rent, utilities, and indirect labor and benefits, and lower average selling prices for DWDM filters.

         Research and development expenses increased by approximately $436,000, or 98%, for the quarter ending March 31, 2001, and by approximately $917,000, or 71%, for the nine months ending March 31, 2001 compared to the corresponding periods of the prior year. During both years, internal research and development expenses consisted primarily of development efforts related to DWDM filters used in telecommunications systems. The increase was due to more resources being devoted to the DWDM filter project in the current year, and to the commencement of product development efforts on a new product line - filter test equipment.

         Selling, general and administrative expenses increased by approximately $172,000, or 37.5%, for the quarter ending March 31, 2001 and by approximately $247,000, or 19.3%, for the nine months ending March 31, 2001 compared to the corresponding periods of the prior year. The increase is due primarily to higher employee recruiting, insurance, depreciation, advertising and trade show expenses, and higher provisions for estimated uncollectable customer accounts.

         Interest expense relates primarily to capital lease obligations.

         Interest income increased by approximately $136,000 for the quarter and by $584,000 for the nine months ending March 31, 2001 compared to the corresponding periods of the prior year due to the higher base of cash and cash equivalents related primarily to net proceeds received from a private placement of common stock in March 2000, from exercise of stock options and warrants, and from net proceeds received from settlement of litigation.

         No income tax provision was recorded in fiscal year 2001 or 2000 because of the losses generated in those periods.

TRENDS AND UNCERTAINTIES THAT MAY AFFECT FUTURE RESULTS

          200 GHz DWDM Filters

         During the quarter ended March 31, 2001, sales of 200 GHz DWDM filters more than doubled over last year's third quarter to a record quarterly level, and represented 19.4% and 15.6%, respectively, of total revenues for the quarter and nine months ended March 31, 2001.

         As previously reported, this growth had been interrupted during the previous quarter pending the renegotiation of pricing and delivery terms on several large orders amidst downward pricing pressure in the DWDM market. During the quarter ended March 31, 2001, these negotiations were successfully completed and shipments were resumed. However, one customer, who was a participant in these negotiations, and accounted for 5.7% and 3.9%, respectively, of total revenues for the quarter and nine months ended March 31, 2001, subsequently canceled the balance of its order prior to quarter end due to the loss of a contract with one of its own customers.

         Production levels and yields for 200 GHz filters have continued to improve significantly. Sales this quarter through the first week of May, none of which were made in connection with the canceled order referred to above, have already exceeded filter sales for the entire quarter ended March 31, 2001. Current orders as of March 31, 2001 for 200 GHz filters totaled approximately $885,000, with delivery scheduled during the quarters ending June and September, 2001. Discussions are now proceeding to secure new and repeat filter orders extending beyond this period.

         100 GHz DWDM Filters

         In late March the Company took delivery of a new state-of-the-art 100 GHz production system. Installation was completed in April, with full production and shipment of 100 GHz filters expected to begin in the quarter ending June 30, 2001.

DWDM Filter Test Instrumentation

         Also in March, the Company introduced two major new products at the Optical Fiber Communication Conference (OFC) trade show -- the manual Gen III(TM) DWDM Test Fixture for characterizing telecommunications filters and a fully automated filter testing system. Both products are based on patent-pending technology and allow greatly enhanced speed and accuracy in the measurement of filters. These were received enthusiastically. Initial shipments of manual test fixtures represented 8.7% of total Company revenues for the quarter, and additional units are scheduled for delivery during the current quarter. Product development is continuing on the automated filter testing system, with initial sales anticipated during the next fiscal year.

Product and Infrastructure Development

         The Company has continued to invest aggressively in research, development and capital equipment to support increased participation in the long-term opportunities the telecommunications industry offers. In particular, work has accelerated on improved, higher-capacity manufacturing processes for 200 GHz filter production, and development and commercialization of 100 GHz filters. With the installation of the 100 GHz system described above, the Company now has proprietary state-of-the-art systems in place for producing both 100 and 200 GHz filters. These systems have accounted for a substantial portion of the Company's recent research and development and capital equipment expenses. For the nine months ended March 31, 2001, R&D expenses were approximately $2.2 million (up 71% from last year), and capital equipment expenditures were approximately $3.3 million, up more than 350% from the same period last year. With a large part of the DWDM infrastructure currently in place, R&D and capital equipment expenditure increases of this magnitude are not anticipated in the foreseeable future.

Medical Products

         Sales of medical products were up 19.8% over last year's third quarter, and represented 77% of total revenues for the nine months ended March 31, 2001. However, the Company's principal customer for stereo endoscopes has notified the Company that, upon completion of current orders in June 2001, it would cease placing orders for stereo endoscopes with the Company in favor of other sources of supply. Sales of stereo endoscopes to this customer amounted to 35% of total revenues for the nine months ended March 31, 2001.

Outlook

         The loss of the Company's principal customer for stereo endoscopes will have an adverse impact on near-term medical sales unless these revenues are replaced. However, we are moving aggressively to offset this reduction in revenue with new product offerings to other major medical customers. One example is a new 5mm laparoscope which began shipping in April following successful prototype trials.

         The Company believes that downward trends in the selling prices of both 100 GHz and 200 GHz DWDM filters may continue, due primarily to increasing competitive pressure from other filter manufacturers and softening demand experienced by telecommunications equipment providers whose products incorporate DWDM filters as integral components. To address the effects of anticipated reductions in selling prices, the Company is continuing its efforts (1) to control and reduce manufacturing costs by increasing production capacity and yields and by streamlining manufacturing processes, and (2) to complete the commercialization of 100 GHz filters, which the Company anticipates will have higher profit margins than those of the 200 GHz filters.

         While the current economic slowdown has had significant impact throughout the telecommunications industry, the Company believes that its current DWDM filters and filter testing products are well positioned to help customers respond to continuing price pressures as well as long-term demand for high-performance components.

         A major thrust of Company activity over the last two quarters has been the development of higher-volume, higher-yield and lower-cost production and test facilities for both 200 and 100 GHz filters. April 2001 marked the first month in which the Company attained consistent production volumes over an entire month's production, and work is continuing to improve yield per deposition run, helped by the significantly higher throughput of the Company's new manual Gen III(TM) DWDM Test Fixture, which is also generating revenue as a separate product. The automatic test system currently being integrated into production lines will enable further increases in throughput, and should begin to generate its own additional sales in the coming fiscal year. The Company believes that these developments in the DWDM area are positive indicators for near-term improvements in telecommunications-related sales.

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

PART II.                OTHER INFORMATION

Items 1-5               Not Applicable.

Item 6                  Exhibits and Reports on Form 8-K

                        (a)      Exhibits -- None.

                        (b)      Reports on Form 8-K -- The Company
                                 filed one Current Report on Form 8-K
                                 during the quarter ended March 31, 2001
                                 as follows -- On February 8, 2001, the
                                 Company reported a press release issued
                                 February 7, 2001 reporting its operating results for the quarter ended December 31, 2000.


                                    SIGNATURE

         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        PRECISION OPTICS CORPORATION, INC.



DATE:  May 15 , 2001                    BY:   /s/  JACK P. DREIMILLER
                                              ---------------------------------
                                              Jack P. Dreimiller
                                              Senior Vice President, Finance,
                                              Chief Financial Officer and Clerk