Form 10KSB
period 2001-06-30
PRECISION OPTICS CORPORATION INC
filed 2001-09-21
CIK 867840

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                          ----------------------------

                                   FORM 10-KSB

(Mark One)

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

For the Fiscal Year Ended JUNE 30, 2001
                          -------------

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For transition period from ____ to ____


                        Commission File Number 001-10647
                                               ---------


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

         Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X
                               ---

         The issuer's revenues for its most recent fiscal year were $4,247,828.

         The aggregate market value of the voting stock, consisting solely of common stock, held by non-affiliates of the issuer computed by reference to the closing price of such stock was $5,555,069 as of August 31, 2001.

         The number of shares of outstanding common stock of the issuer as of August 31, 2001 was 10,503,908.

                       DOCUMENTS INCORPORATED BY REFERENCE

         The issuer's Proxy Statement for the 2001 Annual Meeting of Shareholders to be held on November 13, 2001 is incorporated into Part III of this Form 10-KSB.

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

         BUSINESS OF ISSUER

         The Company designs, develops, manufactures and sells specialized optical systems and components and optical thin film coatings. The Company conducts business in one industry segment only. The Company's products and services fall into the following areas: medical products for use by hospitals and physicians, optical thin films used in telecommunications and other applications, test instrumentation, and advanced optical system design and development services.

PRINCIPAL PRODUCTS AND SERVICES AND METHODS OF DISTRIBUTION.

         OPTICAL THIN FILMS. Optical thin film filters are used as the key components for devices which can separate laser communication signals into constituent wavelengths (i.e., colors) of very narrow bandwidths. By separating a communication signal into its constituent wavelengths, it is possible to create additional communication channels and thereby increase the transmission capacity of a fiber optic communication line. The technique of separating communication signals into constituent wavelengths of very narrow bandwidths to increase transmission capacity in fiber optic communication lines is called Dense Wavelength Division Multiplexing (DWDM). The devices that perform this separation technique, composed of one or more optical thin film filters and a means of being attached to a fiber optic communication line, are called Dense Wavelength Division Multiplexers.

         The Company's DWDM optical thin film filters are designed to withstand changes in temperature and humidity, consistent with customers' environmental requirements for passive components.

         In 1997, the Company announced efforts to develop prototype DWDM optical filters based upon ion-assisted electron beam deposition technology developed by the Company in the early 1990s. Ion-assisted electron beam deposition is a process of depositing a large number of ultra-thin layers of material on a glass substrate within a vacuum chamber. For filters with channel separation as low as 100 GHz, this technology and its variations are presently widely used. Channel separation refers to the difference in frequency between channels. A lower frequency difference (e.g., 100GHz as compared with 200GHz) allows a greater number of channels to be transmitted.

         First deliveries of 200 GHz DWDM filters were made in March 1999. Prototypes of 100 GHz DWDM filters have been produced and distributed to key customers and potential customers for testing and evaluation.

         DWDM FILTER TEST INSTRUMENTATION. In March 2001, the Company introduced two major new products at the Optical Fiber Communication Conference (OFC) trade show - the manual Gen IIITM DWDM Test Fixture for characterizing telecommunications filters and a fully automated filter testing system. Both products are based on patent-pending technology and allow greatly enhanced speed and accuracy in the measurement of filters. Shipments of manual test fixtures commenced during fiscal year 2001. Product development is continuing on the automated filter testing system, with initial sales anticipated during fiscal year 2002.

         MEDICAL PRODUCTS. The Company's medical products include endoscopes, as well as image couplers, beamsplitters and adapters, all of which are used as accessories to endoscopes.

         Since January 1991, the Company has developed and sold endoscopes using various optical technologies for use in a variety of minimally invasive surgical and diagnostic procedures. The Company's current line of specialized endoscopes include arthroscopes (which are used in joint surgery), laryngoscopes (which are used in the diagnosis of diseases of the larynx), laparoscopes (which are used in abdominal surgery) and stereo endoscopes and cameras (which are used in cardiac surgery). In addition to its existing line of endoscopes, the Company is continuing to develop different types of endoscopes that incorporate varying types of construction and technology for use in various medical specialties.

         The Company developed and has manufactured and sold since 1985 a proprietary product line of instrumentation to couple endoscopes to video cameras. Included in this product line are imaging couplers, which physically connect the endoscope to a video camera system and transmit the image viewed through the scope to the video camera. Another product, the beamsplitter, performs the same function while preserving for the viewer an eyeport for direct, simultaneous viewing through the endoscope. The Company has sold these devices primarily to endoscope and video camera manufacturers and suppliers for resale under the Company's customers' names.

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

         OPTICAL SYSTEM DESIGN AND DEVELOPMENT SERVICES. The Company provides on a contract basis advanced lens design, imaging analysis, optical system design, structural design and analysis, prototype production and evaluation, optics testing, and optical system assembly. Some of the Company's development contracts have led to optical system production business for the Company, and the Company believes its prototype development service may lead to new product production from time to time.

COMPETITION AND MARKETS.

         The areas in which the Company does business are highly competitive and include both foreign and domestic competitors. Many of the Company's competitors are larger and have substantially greater resources than the Company. Furthermore, other domestic or foreign companies, some with greater experience in the optics industry and greater financial resources than the Company, may seek to produce products or services that compete with those of the Company. The Company may establish or use production facilities overseas to produce key components for the Company's business, such as lenses. The Company believes that the cost savings from such production may be essential to the Company's ability to compete on a price basis in the medical products area particularly and to the Company's profitability generally.

         The Company believes that competition for sales of its medical products and services, which have been principally sold to Original Equipment Manufacturer (OEM) customers, is based on performance and other technical features, as well as other factors, such as scheduling and reliability, in addition to competitive price.

         The Company currently sells its image couplers, beamsplitters, and adapters to a market that consists of approximately 30 to 35 potential OEM customers. These potential customers sell video cameras, endoscopes, or video-endoscopy systems. The Company has made sales to approximately two thirds of these customers. The Company estimates that it has approximately 20% to 30% of the market share in these products. The Company's primary competition in this area is the customers' own in-house capabilities to manufacture such products. The Company believes that these customers typically purchase products from the Company, despite their in-house capabilities, because they choose to devote their own technical resources to their primary products, such as cameras or endoscopes. The Company estimates that approximately 50% of the market demand for image couplers, beamsplitters, and adapters is met by "captive" or in-house capabilities.

         The Company has marketed and sold its endoscopes to OEM video camera and video endoscopy suppliers for resale under the purchaser's name. A number of domestic and foreign competitors also sell endoscopes to such OEM suppliers, and the Company's share of the endoscope market is nominal. The Company believes that, while its resources are substantially more limited than these competitors, the Company can compete successfully in this market on the basis of price and delivery.

         The market for DWDM products is a multi-tiered market consisting of (1) services providers (end users) such as AT&T, Sprint, MCI, WorldCom, and others,
(2) systems integrators such as Lucent, Nortel, Ciena, Alcatel, and others; and
(3) device and subsystem manufacturers such as JDS Uniphase, Corning, DiCon Fiberoptics and numerous smaller companies estimated to number in the range of 30 to 40 who use DWDM filters as integral components of their devices. The Company's primary customers for DWDM filters are such device and subsystem manufacturers.

         The Company's thin film coatings competitors are numerous and have deep and broad capabilities. Some of the companies in categories (2) and (3) above have in-house capability to manufacture DWDM filters. The Company believes that the number of stand-alone companies who currently have the capability to manufacture DWDM filters is less than ten.

         Business prospects for the Company's DWDM filters remain uncertain largely because of lack of visibility concerning future spending levels for telecommunications equipment. The Company believes that downward trends in the selling prices of DWDM filters may continue because of existing inventory surpluses, increasing competitive pressure, and softening demand experienced by telecommunications equipment providers.

         The market for DWDM test instrumentation consists of companies who manufacture DWDM filters, as well as device manufacturers who use DWDM filters as integral components of their devices. The Company's competitors in this market consist of several foreign and domestic companies, some of whom are larger and have substantially greater resources than the Company. The Company believes that, while its resources may be substantially more limited than these competitors, it can compete successfully on the basis of price and ease of use of its instruments.

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

         The Company spent approximately $3,215,000 and $1,694,000 of its own funds during fiscal years 2001 and 2000, respectively, on the Company's own research and development. The Company received approximately $6,000 and $10,000 for the fiscal years ended June 30, 2001 and 2000, respectively, from customers for customer-sponsored design and development projects. Levels of customer contract funded research and development can fluctuate greatly in any given period depending upon the mix between design efforts and hardware development, which is generally more expensive and time consuming than the design phases.

RAW MATERIALS AND PRINCIPAL SUPPLIERS.

         For all of the Company's products, except for thin film coatings, the basic raw material is precision grade optical glass, which the Company obtains from several major suppliers. Outside vendors grind and polish most of the Company's lenses and prisms. For optical thin film coatings, the basic raw materials are metals and dielectric compounds, which the Company obtains from a variety of chemical suppliers. The Company believes that its demand for these raw materials and services is small relative to the total supply and that materials and services required for the production of its products are currently available in sufficient production quantities and will be available for fiscal year 2002. The Company believes, however, that there are relatively few suppliers of the high quality lenses and prisms which its endoscopes may require. The Company has therefore established an in-house optical shop for producing ultra-high quality prisms, micro-optics and other specialized optics for a variety of medical and industrial applications. Depending upon the market acceptance of the Company's endoscopes, the Company may seek to assure itself of a timely supply of lenses, prisms, or other key materials or components through the acquisition of an outside supplier or expanded in-house manufacturing facilities.

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

         The Company plans to file for patents, copyrights, and trademarks in the United States and in appropriate countries to protect its intellectual property rights to the extent practicable. The Company holds the rights to several United States and foreign patents and has several patent applications pending. The Company knows of no infringements of its patents. The Company plans to protect its patents from infringement in each instance where it determines that doing so would be economical in light of the expense involved and the level and availability of the Company's financial resources. While the Company believes that its pending applications relate to patentable devices or concepts, there can be no assurance that patents will be issued or that any patents issued can be successfully defended or will effectively limit the development of competitive products and services.

EMPLOYEES.

         As of June 30, 2001, the Company had seventy eight full-time employees and 3 part-time employees. There were 53 employees in manufacturing, 16 in engineering, 5 in sales and marketing, and 7 in finance and administration.

CUSTOMERS.

         Sales to the Company's two largest customers, in terms of total sales during fiscal year 2000, were approximately 46% and 11%, respectively, and during fiscal year 2001, were approximately 41% and 18%, respectively.

ENVIRONMENTAL PROTECTION AND THE EFFECT OF EXISTING OR PROBABLE GOVERNMENT REGULATIONS ON THE BUSINESS.

         The Company's operations are subject to a variety of federal, state, and local laws and regulations relating to the discharge of materials into the environment or otherwise relative to the protection of the environment. From time to time the Company uses a small amount of hazardous materials in its operations. The Company believes that it complies with all applicable environmental laws and regulations.

NEED FOR GOVERNMENT APPROVAL OF PRINCIPAL PRODUCTS OR SERVICES AND EFFECT OF EXISTING OR PROBABLE GOVERNMENT REGULATIONS ON THE BUSINESS.

         The Company currently sells and markets several medical products, the marketing of which may require the permission of the United States Food and Drug Administration ("FDA"). Pursuant to the Company's notification to the FDA of its intent to market its endoscopes, image couplers, beamsplitters, and adapters, the FDA has determined that the Company may market such devices, subject to the general controls provisions of the Food, Drug and Cosmetic Act. This FDA permission was obtained without the need to undergo a lengthy and expensive approval process, on account of the FDA's determination that such devices meet the regulatory standard of being substantially equivalent to an existing approved device. Furthermore, the Company plans to market additional endoscopes and related medical products that may require the FDA's permission to market such products. The Company may also develop additional products or seek to sell some of its current or future medical products in a manner that requires the Company to obtain the permission of the FDA to market such products, as well as the regulatory approval or license of other federal, state, and local agencies or similar agencies in other countries. The FDA has authority to conduct detailed inspections of manufacturing plants in order to assure that "good manufacturing practices" are being followed in the manufacture of medical devices, to require periodic reporting of product defects to the FDA, and to prohibit the sale of devices which do not comply with law.

ITEM 2.  DESCRIPTION OF PROPERTY

         The Company conducts its domestic operations at three facilities in Gardner, Massachusetts. The main Gardner facility is leased from a corporation owned by an officer-shareholder-director of the Company. The lease terminated in December 1999 and the Company is currently a tenant at will. The other Gardner facility is under a five-year lease which commenced on March 1, 1999. In August 2000 the Company entered into a five-year lease for approximately 37,400 square feet of additional space to be used for its Optical Thin Film operations. The lease contains a renewal option and an option on additional space. Operations in the new facility commenced during the quarter ending December 31, 2000. The Company rents office space in Hong Kong for sales, marketing and supplier quality control and liaison activities of its Hong Kong subsidiary.

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

ITEM 3.  LEGAL PROCEEDINGS

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the Company's security holders during the fourth quarter of fiscal year 2001.

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


                            2000                                     2001
                            ----                                     ----
Quarter           High                 Low                High                 Low
                  ------------------------------------------------------------------
First             $1.50                $.94               $20.25               $7.50

Second            $20.25               $.94               $8.56                $1.81

Third             $41.75               $11.25             $5.59                $1.63

Fourth            $19.19               $5.81              $2.55                $1.22


         As of August 31, 2001, there were approximately 90 holders of record of the Company's common stock.

         The Company has not declared any dividends during the last two fiscal years. At present, the Company intends to retain its earnings, if any, to finance research and development and expansion of its business.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

IMPORTANT FACTORS REGARDING FORWARD-LOOKING STATEMENTS

         When used in this discussion, the words "believes", "anticipates", "intends to", and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected. These risks and uncertainties, many of which are not within the Company's control, include, but are not limited to, the uncertainty and timing of the successful development of the Company's new products, particularly in the optical thin films area, the risks associated with reliance on a few key customers; the Company's ability to attract and retain personnel with the necessary scientific and technical skills, the timing and completion of significant orders; the timing and amount of the Company's research and development expenditures; the timing and level of market acceptance of customers' products for which the Company supplies components; performance of the company's vendors; the ability of the Company to control costs associated with performance under fixed price contracts; and the continued availability to the Company of essential supplies, materials and services; which are described further in Exhibit 99 hereto. Readers are cautioned not to place undue reliance on these forward looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the result of any revision to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

LIQUIDITY AND CAPITAL RESOURCES

         For the year ended June 30, 2001, the Company's cash and cash equivalents decreased by approximately $4,598,000 to $10,530,000. The decrease in cash and cash equivalents was due to cash used by operating activities of approximately $3,448,000, capital expenditures of approximately $3,617,000, repayment of capital lease obligation of approximately $96,000, expenses of approximately $17,000 associated with a private placement of common stock in fiscal year 2000, and an increase in other assets (primarily patents) of approximately $28,000, partially offset by net proceeds received of approximately $2,369,000 from settlement of litigation and proceeds received of approximately $239,000 from exercise of stock options and warrants.

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

         In August 2000, the Company entered into a five-year lease for additional space for a new Optical Thin Films Technology Center to be devoted to development and manufacturing of optical thin films for telecommunications and other applications. Operations in the new facility commenced during the quarter ended December 31, 2000.

         The Company intends to continue devoting resources to internally-funded research and development spending on both new products and the improvement of existing products. The Company also intends to devote resources to the marketing and product support of its medical and optical thin films product lines. These investments may temporarily result in negative cash flow, but the Company anticipates that the results of these efforts will translate into increased revenues and profits.

         The Company's cash and cash equivalents are considered sufficient to support working capital and investment needs for at least the next twelve months.

RECENT ACCOUNTING PRONOUNCEMENTS

         In June 1999, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards ("SFAS") No. 137, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES - DEFERRAL OF THE EFFECTIVE DATE OF FASB STATEMENT NO. 133, which defers the effective date of SFAS No. 133 to all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires entities to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The adoption of this new accounting standard did not have a material impact on the Company's financial statements.

         In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, BUSINESS COMBINATIONS. SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. This statement is effective for all business combinations initiated after June 30, 2001.

         In July 2001, the FASB issued SFAS No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS. This statement applies to goodwill and intangible assets acquired after June 30, 2001, as well as goodwill and intangible assets previously acquired. Under this statement goodwill as well as certain other intangible assets, determined to have an infinite life, will no longer be amortized; instead these assets will be reviewed for impairment on a periodic basis. This statement is effective for the Company for the first quarter in the fiscal year ended June 2002. The adoption of this new accounting standard is not expected to have a material impact on the Company's financial statements.

FISCAL YEAR 2001 RESULTS OF OPERATIONS

         Total revenues for fiscal year 2001 increased by approximately $1,238,000 or 41.1% from fiscal year 2000.

         The revenue increase from the prior year was due to higher sales of medical products (up 11%), and higher sales of non-medical products (up 225%). Medical sales were higher due primarily to higher sales of stereo endoscopes and endoscopic cameras, and non-stereo endoscopes. Non-medical sales were higher due primarily to higher sales of DWDM filters and initial sales of DWDM test instrumentation.

             Revenues from the Company's two largest customers were approximately 41% and 18%, respectively, of total revenues for fiscal year 2001. Revenues from the Company's two largest customers were approximately 46% and 11%, respectively, of total revenues for fiscal year 2000. Revenues from the Company's largest customer were approximately 37% of total revenues for fiscal year 1999. No other customers accounted for more than 10% of the Company's revenues during those periods.

             Gross profit decreased by approximately $235,000 in fiscal year 2001, and as a percentage of revenue decreased from 34.7% to 19.0%, compared to the previous year. The decrease in the gross profit percentage was due primarily to higher fixed manufacturing costs resulting from increased personnel, significant capital expenditures and the commencement of operations in a new optical thin film technology facility, and lower average selling prices for DWDM filters.

              Research and development expenses increased by approximately $1,521,000, or 89.8%, during fiscal year 2001 compared to the previous year. During both years, research and development expenses consisted primarily of development efforts related to DWDM filters used in telecommunications systems. The increase was due to more resources being devoted to the DWDM filter project in the current year, and to the commencement of product development efforts on a new product line - filter test equipment.

              Selling, general and administrative expenses increased by approximately $344,000, or 19.5%, during fiscal year 2001 compared to the previous year. The increase was due primarily to higher sales and marketing headcount, employee recruiting, insurance, advertising and trade show expenses, and higher provisions for estimated uncollectable customer accounts. Also contributing to the increase was recognition of approximately $32,000 of non-cash compensation expense for non-employee stock options in accordance with Emerging Issues Task Force 00-19, ACCOUNTING FOR DERIVATIVE FINANCIAL INSTRUMENTS INDEXED TO AND POTENTIALLY SETTLED IN, A COMPANY'S OWN STOCK.

              Interest expense relates primarily to capital lease obligations and decreased by approximately $12,000 or 51.2% during fiscal year 2001 due to the lower average debt balance.

              Interest income increased by approximately $500,000 or 178.7% during fiscal year 2001 compared to the previous year. The increase was due to the higher base of cash and cash equivalents related primarily to net proceeds received from a private placement of common stock in March 2000, from exercise of stock options and warrants, and from net proceeds received from settlement of litigation.

         The income tax provision in fiscal year 2001 represents the minimum statutory state income tax liability.

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

         Selling, general and administrative expenses increased by $151,000 or 9.4% during fiscal year 2000 compared to the previous year. The increase was due primarily to higher professional services, insurance, and payroll related expenses.

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

TRENDS AND UNCERTAINTIES THAT MAY AFFECT FUTURE RESULTS

PRODUCT AND INFRASTRUCTURE DEVELOPMENT

     The Company has continued to invest aggressively in research, development and capital equipment to support increased participation in the long-term opportunities the telecommunications industry offers. In particular, work has accelerated on improved, higher-capacity manufacturing processes for 200 GHz filter production, and development and commercialization of 100 GHz filters. With the installation of the 100 GHz system described above, the Company now has proprietary state-of-the-art systems in place for producing both 100 and 200 GHz filters. These systems have accounted for a substantial portion of the Company's recent research and development and capital equipment expenses. For the year ended June 30, 2001, R&D expenses were approximately $3.2 million (up 90% from last year), and capital equipment expenditures were approximately $3.6 million, up more than 75% from the same period last year. With a large part of the DWDM infrastructure currently in place, R&D and capital equipment expenditures of this magnitude are not anticipated in the foreseeable future.

OPTICAL THIN FILMS

         200 GHZ DWDM FILTERS

         During fiscal year 2001, sales of 200 GHz DWDM filters increased by 246% over fiscal year 2000 to a record annual level, and represented 24.6% of total revenues for fiscal year 2001.

         During the quarter ended June 30, 2001, sales of 200 GHz filters represented 42.7% of total revenues, and increased 181% sequentially over the third quarter of this year and increased 296% compared to the fourth quarter of last year.

         As previously announced, subsequent to June 30, 2001, the Company's principal customer for DWDM filters notified the Company that it had canceled approximately $140,000 of filter orders. The Company was notified that this action was due to the customer's excess inventories, an issue affecting substantially all of its vendors. As a result, the Company expects shipments of its DWDM filters during the quarter ending September 30, 2001 to be substantially lower than the previous quarter. The Company continues to seek to secure new and repeat filter orders from several potential customers to counteract the resulting loss in revenue.

         100 GHZ DWDM FILTERS

         In March 2001, the Company took delivery of a new state-of-the-art 100 GHz production system. Installation and preproduction testing was completed during the quarter ended June 30, 2001. Sample 100 GHz filters have been provided to several potential customers, and discussions are proceeding to obtain initial 100 GHz production orders.

DWDM FILTER TEST INSTRUMENTATION

         The Company introduced two major new products at the Optical Fiber Communication Conference (OFC) trade show in March 2001 -- the manual Gen IIITM DWDM Test Fixture for characterizing telecommunications filters and a fully automated filter testing system. Both products are based on patent-pending technology and allow greatly enhanced speed and accuracy in the measurement of filters. Shipments of manual test fixtures represented 4.7% of total Company revenues for fiscal year 2001. Product development is continuing on the automated filter testing system, with initial sales anticipated during fiscal year 2002.

MEDICAL PRODUCTS

Sales of medical products were up 11.8% over last year, and represented 67% of total revenues for fiscal year 2001. However, as was previously reported, the Company's principal customer for stereo endoscopes notified the Company that it would cease placing orders for stereo endoscopes with the Company in favor of other sources of supply. Sales of stereo endoscopes to this customer amounted to 29% of total revenues for fiscal year 2001, and sales of all products to this customer amounted to 41% of total revenues for fiscal year 2001.

WORKFORCE REDUCTION

The sharp reduction in demand and industry-wide excess inventory levels of passive components has hampered the Company's ability to obtain new orders for its DWDM filters. The Company cannot predict when significant demand for its DWDM filters will resume. As previously announced, in August 2001, the Company reduced its workforce by approximately 30%, or 24 employees. Along with the workforce reduction, the Company will be reducing other discretionary expenses. These actions together are expected to generate annual cash savings in the range of $1.5 million to $2 million. The Company will continuously monitor marketplace conditions to determine whether additional cost savings measures are necessary.

OUTLOOK

Noteworthy achievements during fiscal year 2001 included achieving volume production and sales levels for 200 GHz DWDM filters, introducing new instrumentation for low cost production testing of DWDM filters, and introduction of several medical products to partially offset the previously announced loss of our stereo endoscopy contract as described above.

Business prospects remain uncertain largely because of lack of visibility concerning future spending levels for telecommunications equipment. The Company believes that downward trends in the selling prices of DWDM filters may continue because of existing inventory surpluses, increasing competitive pressure, and softening demand experienced by telecommunications equipment providers.

Following the previously announced workforce reduction described above, the Company continues to cautiously evaluate courses of action which will allow it to retain its core DWDM capabilities in a state of readiness for the return of DWDM filter opportunities, while conserving cash reserves and other vital resources during this period of market slow down. The Company continues to believe its DWDM filters and test instrumentation will be well positioned to generate higher revenues when the overall economy and market conditions in the telecommunications industry improve.

ITEM 7. CONSOLIDATED FINANCIAL STATEMENTS: The Consolidated Financial Statements are filed on pages 15 through 33 of this Form 10-KSB.

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

Consolidated Financial Statements
as of June 30, 2001 and 2000
Together with Auditors' Report

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Precision Optics Corporation, Inc.:

We have audited the accompanying consolidated balance sheets of Precision Optics Corporation, Inc. (a Massachusetts corporation) and subsidiaries as of June 30, 2001 and 2000 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended June 30, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Precision Optics Corporation, Inc. and subsidiaries as of June 30, 2001 and 2000 and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2001, in conformity with accounting principles generally accepted in the United States.


/s/ ARTHUR ANDERSEN LLP

Boston, Massachusetts
July 24, 2001

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

Consolidated Balance Sheets
June 30, 2001 and 2000



ASSETS                                                               2001              2000
Current Assets:
   Cash and cash equivalents                                     $10,530,298       $15,128,750
   Accounts receivable (net of allowance for doubtful
       accounts of approximately $155,000 and $95,000 in
       2001 and 2000, respectively)                                1,003,496           638,299
   Inventories                                                     1,524,119         1,109,511
   Prepaid expenses                                                  109,760            70,807
                                                                 -----------       -----------

         Total current assets                                     13,167,673        16,947,367
                                                                 -----------       -----------

Property and Equipment, at cost:
   Machinery and equipment                                         8,459,998         5,111,710
   Leasehold improvements                                            761,525           523,371
   Furniture and fixtures                                            125,038            94,346
   Vehicles                                                           39,486            39,486
                                                                 -----------       -----------
                                                                   9,386,047         5,768,913

   Less--Accumulated depreciation and amortization                 3,600,380         2,901,892
                                                                 -----------       -----------

                                                                   5,785,667         2,867,021
                                                                 -----------       -----------

Other Assets:
   Cash surrender value of life insurance policies                    37,065            41,292
   Patents, net                                                      229,606           229,514
                                                                 -----------       -----------

         Total other assets                                          266,671           270,806
                                                                 -----------       -----------

                                                                 $19,220,011       $20,085,194
                                                                 ===========       ===========



LIABILITIES AND STOCKHOLDERS' EQUITY                                 2001              2000
Current Liabilities:
   Accounts payable                                              $   584,786       $   319,096
   Accrued payroll                                                   103,392            52,116
   Accrued bonuses                                                    15,000            15,000
   Accrued professional services                                      69,051           126,866
   Accrued vacation                                                  119,143            91,930
   Accrued warranty expense                                           50,000            50,000
   Accrued income taxes                                                  912               912
   Other accrued liabilities                                          68,077             4,566
   Current portion of capital lease obligation                        51,695            95,928
                                                                 -----------       -----------
         Total current liabilities                                 1,062,056           756,414
                                                                 -----------       -----------

Capital Lease Obligation, net of current portion, and
other                                                                 68,703            88,175
                                                                 -----------       -----------

Commitments (Note 3)

Stockholders' Equity:
   Common stock, $0.01 par value--
     Authorized--20,000,000 shares
     Issued and outstanding--10,503,908 and
        10,285,158 shares at June 30, 2001 and 2000,
        respectively                                                 105,039           102,852
   Additional paid-in capital                                     27,682,657        25,094,195

   Accumulated deficit                                            (9,698,444)       (5,956,442)
                                                                 -----------       -----------

         Total stockholders' equity                               18,089,252        19,240,605
                                                                 -----------       -----------

                                                                 $19,220,011       $20,085,194
                                                                 ===========       ===========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

Consolidated Statements of Operations
for the Years Ended June 30, 2001, 2000, and 1999



                                                                    2001              2000              1999
Revenues                                                        $ 4,247,828       $ 3,009,649      $ 3,028,600

Cost of Goods Sold                                                3,438,679         1,965,989        2,155,070
                                                                -----------       -----------      -----------

         Gross profit                                               809,149         1,043,660          873,530

Research and Development Expenses                                 3,215,257         1,694,409          941,234

Selling, General and Administrative Expenses                      2,103,517         1,759,886        1,608,696
                                                                -----------       -----------      -----------

         Total operating expenses                                 5,318,774         3,454,295        2,549,930
                                                                -----------       -----------      -----------

         Operating loss                                          (4,509,625)       (2,410,635)      (1,676,400)

Interest Income                                                     780,395           279,974           40,151

Interest Expense                                                    (11,860)          (24,317)         (27,154)
                                                                -----------       -----------      -----------

         Loss before provision for income taxes                  (3,741,090)       (2,154,978)      (1,663,403)

Provision for Income Taxes                                              912               912            5,642
                                                                -----------       -----------      -----------

         Net loss                                               $(3,742,002)      $(2,155,890)     $(1,669,045)
                                                                ===========       ===========      ===========

Basic and Diluted Loss per Share                                $      (.36)      $      (.26)     $      (.25)
                                                                ===========       ===========      ===========

Weighted Average Common Shares Outstanding                       10,473,348         8,379,408        6,670,308
                                                                ===========       ===========      ===========


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity for the Years Ended June 30, 2001, 2000 and 1999



-----------------------------------------------------------------------------------------------------------------------------
                                                                                                                  Total
                                          Number of                         Additional       Accumulated       Stockholders'
                                           Shares         Common Stock    Paid-in Capital      Deficit            Equity
-----------------------------------------------------------------------------------------------------------------------------
Balance, June 30, 1998                    6,618,619         $ 66,186       $ 6,172,349       $(2,131,507)      $ 4,107,028

   Proceeds from exercise of
   options and warrants to
   purchase common stock                     65,760              658            81,012                --            81,670

   Common stock issued for
   payment of royalties                       3,216               32             7,468                --             7,500

   Costs associated with private
   placement of common stock                     --               --           (54,418)               --           (54,418)

   Net loss                                      --               --                --        (1,669,045)       (1,669,045)
                                         ----------          -------        ----------       -----------       -----------

Balance, June 30, 1999                    6,687,595           66,876         6,206,411        (3,800,552)        2,472,735

   Proceeds from exercise of
   options and warrants to
   purchase common stock                  1,808,100           18,081         3,908,836                --         3,926,917

   Net proceeds from private
   placement of common stock              1,789,463           17,895        14,978,948                --        14,996,843

   Net loss                                      --               --                --        (2,155,890)       (2,155,890)
                                         ----------          -------        ----------       -----------       -----------

Balance, June 30, 2000                   10,285,158          102,852        25,094,195        (5,956,442)       19,240,605

   Proceeds from litigation
   settlement                                    --               --         2,368,485                --         2,368,485

   Proceeds from exercise of
   options and warrants to
   purchase common stock                    218,750            2,187           236,898                --           239,085

   Costs associated with private
   placement of common stock                     --               --           (16,921)               --           (16,921)

   Net Loss                                      --               --                --        (3,742,002)       (3,742,002)
                                         ----------          -------        ----------       -----------       -----------

Balance, June 30, 2001                   10,503,908         $105,039       $27,682,657       $(9,698,444)      $18,089,252
                                         ==========         ========       ===========       ===========       ===========


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
for the Years Ended June 30, 2001, 2000 and 1999


                                                                            2001              2000             1999
Cash Flows from Operating Activities:
   Net loss                                                             $(3,742,002)      $(2,155,890)     $(1,669,045)
   Adjustments to reconcile net loss to net cash used in
   operating activities-
     Depreciation and amortization                                          730,500           481,569          395,829
     Deferred income taxes                                                       --                --          145,000
     Non-cash cumulative effect of  stock option liability                   32,217                --               --
     Changes in assets and liabilities-
       Accounts receivable                                                 (365,197)         (428,220)         275,991
       Inventories                                                         (414,608)         (130,227)         (29,291)
       Prepaid expenses                                                     (38,953)          (22,811)           4,374
       Accounts payable                                                     265,690           124,477           70,053
       Customer advances                                                         --                --         (116,841)
       Accrued expenses                                                      84,185            26,103         (149,723)
                                                                        -----------       -----------      -----------

         Net cash used in operating activities                           (3,448,168)       (2,104,999)      (1,073,653)
                                                                        -----------       -----------      -----------

Cash Flows from Investing Activities:
   Purchases of property and equipment                                   (3,617,134)       (1,990,527)        (379,266)
   Increase in other assets                                                 (27,877)          (36,628)         (38,770)
                                                                        -----------       -----------      -----------

         Net cash used in investing activities                           (3,645,011)       (2,027,155)        (418,036)
                                                                        -----------       -----------      -----------

Cash Flows from Financing Activities:
   Repayment of capital lease obligation                                    (95,922)         (143,588)        (114,977)
   Proceeds from litigation settlement                                    2,368,485                --               --
   Net proceeds (costs) from private placements of common stock             (16,921)       14,996,843          (54,418)
   Proceeds from exercise of stock options and warrants                     239,085         3,926,917           81,670
                                                                        -----------       -----------      -----------

         Net cash provided by (used in) financing activities              2,494,727        18,780,172          (87,725)
                                                                        -----------       -----------      -----------

Net Increase (Decrease) in Cash and Cash Equivalents                     (4,598,452)       14,648,018       (1,579,414)

Cash and Cash Equivalents, beginning of year                             15,128,750           480,732        2,060,146
                                                                        -----------       -----------      -----------

Cash and Cash Equivalents, end of year                                  $10,530,298       $15,128,750      $   480,732
                                                                        ===========       ===========      ===========

Supplemental Disclosure of Cash Flow Information:
   Cash paid during the year for-
     Interest                                                           $    11,860       $    24,317      $    27,154
                                                                        ===========       ===========      ===========
     Income taxes                                                       $       912       $       912      $       842
                                                                        ===========       ===========      ===========

Supplemental Disclosure of Noncash Investing and Financing
Activities:
   Capital lease obligation                                             $        --       $    55,837      $    72,798
                                                                        ===========       ===========      ===========
   Common stock issued for payment of royalties                         $        --       $        --      $     7,500
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

         The Company has incurred significant operating losses during the last five fiscal years. This trend was primarily the result of the loss of several significant customers and the completion of several large nonrecurring government contracts. In fiscal 1998, the Company began making significant investments in research and development and capital purchases for new products. During fiscal 1999, the Company began commercial shipments of the new optical filters used in telecommunications systems. In August 1999 and March 2000, the Company raised gross proceeds of approximately $16 million of additional cash through the issuance of common stock (see Note 4). The Company believes, based on its operating and strategic plans along with the cash generated from the recent equity financings, that it will have sufficient funds to conduct operations through at least the next fiscal year.

    (b)  PRINCIPLES OF CONSOLIDATION

         The accompanying consolidated financial statements include the accounts of the Company and its two wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

    (c)  REVENUES

         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 which establishes guidance in applying generally accepted accounting principles to revenue recognition in financial statements and is effective for the Company's fiscal 2001. The Company's revenue recognition practices comply with the guidance in the bulletin.

         Revenues for industrial and medical products sold in the normal course of business are recognized upon shipment. Contract revenues including revenues from customer-sponsored research and development contracts, are recognized under the percentage-of-completion method. The percentage of completion is determined by computing the percentage of the actual cost of work performed to the anticipated total contract costs. When the estimate on a contract indicates a loss, the Company's policy is to record the entire loss in the current period.

    (d)  CASH AND CASH EQUIVALENTS

         The Company includes in cash equivalents all highly liquid investments with original maturities of three months or less at the time of acquisition. Cash equivalents consist primarily of overnight repurchase agreements and United States Treasury bills.

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

    (e)  INVENTORIES

         Inventories are stated at the lower of cost (first-in, first-out) or market and include material, labor and manufacturing overhead. The components of inventories at June 30, 2001 and 2000 are as follows:


                                       2001             2000
         Raw material              $  777,269        $  686,856
         Work-in-progress             462,517           241,686
         Finished goods               284,333           180,969
                                   ----------        ----------

                                   $1,524,119        $1,109,511
                                   ==========        ==========

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


    (g)  SIGNIFICANT CUSTOMERS AND CONCENTRATION OF CREDIT RISK

         Statement of Financial Accounting Standards (SFAS) No. 105, DISCLOSURE OF INFORMATION ABOUT FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK AND FINANCIAL INSTRUMENTS WITH CONCENTRATIONS OF CREDIT RISK, requires disclosure of any significant off-balance sheet and credit risk concentrations. Financial instruments that subject the Company to credit risk consist primarily of cash and cash equivalents and trade accounts receivable. The Company places its investments in highly rated financial institutions. The Company has not experienced any losses on these investments to date. At June 30, 2001 and 2000, receivables from the Company's largest customer were approximately 59% and 55% of the total accounts receivable, respectively. No other customers accounted for more than 10% of the Company's receivables as of June 30, 2001 and 2000. The Company has not experienced any material losses related to accounts receivable from individual customers.

         Revenues from the Company's two largest customers were approximately 41% and 18%, respectively, of total revenues for the year ended June 30, 2001. Revenues from the Company's two largest customers were approximately 46% and 11% of total revenues for the year ended June 30, 2000. Revenues from the Company's largest customer were approximately 37% of total revenues for the year ended June 30, 1999. No other customers accounted for more than 10% of the Company's revenues in any of the three years ended June 30, 2001.

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

    (h)  LOSS PER SHARE

         The Company calculates earnings per share according to SFAS No. 128, EARNINGS PER SHARE. Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. For each of the three years in the period ended June 30, 2001, the effect of stock options and warrants was antidilutive; therefore, they were not included in the computation of diluted loss per share. The number of shares that were excluded from the computation, as their effect would be antidilutive, were 1,232,598, 1,396,698 and 1,605,500 during fiscal 2001, 2000 and 1999, respectively.

    (i)  STOCK-BASED COMPENSATION

         The Company accounts for its stock-based compensation under Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES. SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, establishes a fair-value-based method of accounting for stock-based compensation plans. The Company has adopted the disclosure-only alternative under SFAS No. 123, which requires the disclosure of the pro forma effects on earnings and earnings per share as if the accounting prescribed by SFAS No. 123 had been adopted, as well as certain other information. [See Note 4 (d)].

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

    (k)  OTHER ASSETS

         Patents are carried at cost, less accumulated amortization of approximately $232,000 and $200,000 at June 30, 2001 and 2000,
         respectively. Such costs are amortized using the straight-line method over the shorter of their legal or estimated useful lives, generally five to ten years.

    (l)  FINANCIAL INSTRUMENTS

         SFAS No. 107, DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS, requires disclosures about the fair value of financial instruments. Financial instruments consist principally of accounts receivable, accounts payable and capital lease obligations. The estimated fair value of these financial instruments approximates their carrying value.

    (m)  LONG-LIVED ASSETS

         The Company accounts for long-lived assets in accordance with SFAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF. The Company

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES periodically reviews its long-lived assets for potential impairment. The Company assesses the future useful life of these assets, primarily property, plant and equipment whenever events or changes in circumstances indicate that the current useful life has diminished. The Company considers the future undiscounted cash flows of these assets in assessing their recoverability. If impairment has occurred, any excess of carrying value over fair value is recorded as a loss. As of June 30, 2001 and 2000, the Company has determined that no material adjustment to the carrying value of its long-lived assets was required.

    (n)  WARRANTY COSTS

         The Company does not incur future performance obligations in the normal course of business other than providing a standard one-year warranty on materials and workmanship to its customers. The Company provides for estimated warranty costs at the time product revenue is recognized. Warranty costs were $26,219, $11,221, and $24,459 for the years ended June 30, 2001, 2000, and 1999, respectively.

    (o)  RESEARCH AND DEVELOPMENT

         Research and development expenses are charged to operations as incurred.

    (p)  COMPREHENSIVE INCOME

         SFAS No. 130 requires disclosure of all components of comprehensive income on an annual and interim basis. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowners sources. The Company's comprehensive loss for the years ended June 30, 2001, 2000 and 1999 was equal to its net loss for the same periods.

    (q)  ACCOUNTING FOR DERIVATIVE INSTRUMENTS

         In September 2000, the Emerging Issues Task Force issued EITF 00-19, ACCOUNTING FOR DERIVATIVE FINANCIAL INSTRUMENTS INDEXED TO, AND POTENTIALLY SETTLED IN, A COMPANY'S OWN STOCK, which requires freestanding contracts that are settled in a company's own stock, including common stock options and warrants, to be designated as an equity instrument, asset or a liability. Under the provisions of EITF 00-19, a contract designated as an asset or a liability must be carried at fair value, with any changes in fair value recorded in the results of operations. A contract designated as an equity instrument must be included within equity, and no fair value adjustments are required. In accordance with EITF 00-19, the Company has determined that outstanding options as of June 30, 2001 to purchase 25,000 shares of the Company's common stock should be reclassified outside of stockholders' equity.

         Under the transition rules of EITF 00-19, effective June 30, 2001, the Company has recorded these options as a liability at fair value with a required adjustment included as a cumulative adjustment in its results of operations for the fiscal year ended June 30, 2001. After June 30, 2001, the outstanding options are recorded at fair value with any changes in the fair value included in the results of operations. Pursuant to EITF 00-19, as of June 30, 2001, the Company has recorded an option liability totaling approximately $32,000 which is included under "Capital Lease Obligations and Other" in the accompanying balance sheet and the corresponding immaterial cumulative

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES adjustment for the same amount which is included in "Selling, General and Administrative Expenses" in the accompanying statement of operations.

    (r)  USE OF ESTIMATES

         The preparation of financial statements in conformity with accounting standards generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    (s)  RECENT ACCOUNTING PRONOUNCEMENTS

         In June 1999, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards ("SFAS") No. 137, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES - DEFERRAL OF THE EFFECTIVE DATE OF FASB STATEMENT NO. 133, which defers the effective date of SFAS No. 133 to all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires entities to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The adoption of this new accounting standard did not have a material impact on the Company's financial statements.

         In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, BUSINESS Combinations. SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. This statement is effective for all business combinations initiated after June 30, 2001.

         In July 2001, the FASB issued SFAS No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS. This statement applies to goodwill and intangible assets acquired after June 30, 2001, as well as goodwill and intangible assets previously acquired. Under this statement goodwill as well as certain other intangible assets, determined to have an infinite life, will no longer be amortized; instead these assets will be reviewed for impairment on a periodic basis. This statement is effective for the Company for the first quarter in the fiscal year ended June 2002. The adoption of this new accounting standard is not expected to have a material impact on the Company's financial statements.

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

(2) CAPITAL LEASE OBLIGATION

At June 30, 2001, future minimum lease payments under capital lease obligations are as follows:


                                                              AMOUNT
Fiscal year-
   2002                                                       $57,580
   2003                                                        34,450
   2004                                                         3,488
                                                              -------

         Total minimum lease payments                          95,518

Amount representing interest                                    7,337
                                                              -------

         Present value of minimum lease payments               88,181

Less--Current portion                                          51,695
                                                              -------

                                                              $36,486
                                                              =======

Capital leases are secured by all assets of the Company under a security agreement.

(3) COMMITMENTS

    (a)  RELATED PARTY TRANSACTIONS

         The Company leases one of its facilities from a corporation owned by an officer of the Company. The lease terminated in December 1999 and required lease payments of $9,000 per month. The Company is currently a tenant at will paying lease payments of $9,000 a month.

         The Company paid fees to a director of approximately $24,000, $45,000, and $60,000 for services performed during fiscal 2001, 2000 and 1999, respectively. Another director is a former partner in a law firm that has performed legal services for the Company during fiscal 2001, 2000 and 1999 of approximately $320,000, $253,000, and $125,000, respectively. Another director is the owner of a company that provided approximately $20,000, $67,000, and $30,000 in software and consulting services to the Company during fiscal 2001, 2000 and 1999, respectively.

    (b)  OPERATING LEASE COMMITMENTS

         In August 2000, the Company entered into a new facility lease for future development and manufacturing purposes. The lease includes a yearly escalation clause and provides for the option to renew at the end of the term. Lease commitments began in November 2000 and include estimated-shared costs. The lease expires in October 2005.

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

         The Company has entered into operating leases for its office space and equipment that expire at various dates through fiscal year 2006. Total future minimum rental payments under all operating leases are approximately as follows:


                                  AMOUNT
         Fiscal year-
            2002                 $174,000
            2003                  159,000
            2004                  159,000
            2005                  147,000
            2006                   49,000
                                 --------
                                 $688,000
                                 ========

       Rent expense on operating leases was approximately $258,000, $158,000, and $188,000 for the years ended June 30, 2001, 2000 and 1999, respectively.

(4) STOCKHOLDERS' EQUITY

    (a)  AUTHORIZED COMMON STOCK

         During fiscal 2000, the Board of Directors voted to increase the number of authorized shares of common stock from 10,000,000 to 20,000,000 shares.

    (b)  PRIVATE PLACEMENTS

         In August 1999, the Company completed a private placement of 1,000,000 shares of common stock with gross proceeds of $1,062,500 before related expenses of approximately $38,000. In conjunction with this offering, the purchasers were issued warrants to acquire 1,000,000 shares of common stock at an exercise price of $1.125 per share. The warrants are immediately exercisable and expire in August 2004.

         In March 2000, the Company completed a private placement of 789,463 shares of common stock with gross proceeds of $15 million before related expenses of approximately $1,045,000. In conjunction with this offering, the purchasers were issued warrants to acquire 465,798 shares of common stock at a weighted average exercise price of $26.73 per share. The warrants are immediately exercisable and expire in March 2005.

    (c)  WARRANTS

         During fiscal 2000, warrants with an exercise price of $4.00 per share for 500,000 shares and warrants with an exercise price of $1.125 per share for 789,500 shares were exercised, resulting in proceeds to the Company of $2,888,188. During fiscal year 2001, warrants with an exercise price of $1.125 per share for 210,500 shares were exercised resulting in proceeds to the Company of $236,813. As of June 30, 2001, the Company had 465,798 fully-exercisable warrants outstanding at a weighted average exercise price of $26.73.

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

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

         During fiscal 1998, the stockholders approved an incentive plan (the 1997 Incentive Plan), which provides eligible participants (certain employees, directors, consultants, etc.) the opportunity to receive a broad variety of equity based and cash awards. A total of 1,200,000 shares of common stock have been reserved for issuance under the 1997 Incentive Plan. Upon the adoption of the 1997 Incentive Plan, no new awards will be granted under the 1989 Plan. At June 30, 2001, 591,350 shares of common stock were available for future grants under the 1997 Incentive Plan.

         The following is a summary of transactions in the plans for the three years ended June 30, 2001:


                                                                                     WEIGHTED
                                                                                     AVERAGE
                                                    NUMBER OF    OPTION PRICE PER    EXERCISE
                                                     SHARES           SHARE           PRICE
          Options outstanding, June 30, 1998         992,500       $1.375-3.844       $ 2.46
             Granted                                  25,000              1.312         1.31
             Canceled                                (56,000)        3.00-3.844         3.09
                                                    --------       ------------       ------

          Options outstanding, June 30, 1999         961,500        1.312-3.844         2.39
             Granted                                 215,000          1.00-5.00         3.91
             Exercised                              (441,100)        1.00-3.844         3.51
             Canceled                                (81,500)        1.00-3.844         2.55
                                                    --------       ------------       ------

          Options outstanding, June 30, 2000         653,900          1.00-5.00         3.03
              Granted                                 66,900         2.50-12.50         5.65
              Exercised                               (8,250)        1.00-1.563         1.36
              Canceled                                  (750)             3.844        3.844
                                                    --------       ------------       ------

          Options outstanding, June 30, 2001         711,800       $ 1.00-12.50       $ 2.73
                                                    ========       ============       ======

          Options exercisable, June 30, 2001         551,125       $ 1.00-12.50       $ 2.95
                                                    ========       ============       ======

          Options exercisable, June 30, 2000         386,400       $  1.00-5.00       $ 2.42
                                                    ========       ============       ======

          Options exercisable, June 30, 1999         663,000       $1.312-3.844       $ 2.39
                                                    ========       ============       ======

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

         The following table summarizes information about stock options outstanding and exercisable at June 30, 2001:


                             OPTIONS OUTSTANDING                                        OPTIONS EXERCISABLE
  -----------------------------------------------------------------------       ------------------------------------
                                         Weighted
                                          Average
   Range of Exercise        Options      Remaining           Weighted                 Options       Weighted Average
         Prices           Outstanding   Contractual      Average Exercise           Exercisable      Exercise Price
                                           Life               Price
     $1.00 - $1.31           162,750    4.73 years            $1.31                    142,750          $1.35

      1.50 - 2.19            130,000    5.76 years             1.83                    130,000           1.83

      2.50 - 2.75             26,250    8.72 years             2.56                     11,250           2.64

      3.84 - 5.50            380,900    7.51 years             4.41                    264,150           4.26

         12.50                11,900    9.17 years            12.50                      2,975          12.50
                             -------                                                   -------

     $1.00 - $12.50          711,800    5.55 years            $2.73                    551,125          $2.95
                             =======                                                   =======

         In addition, the Company has granted options outside the plans, primarily to directors and consultants at 100% of the fair market value per share at the date of grant. The following is a summary of all transactions outside the plans:


                                                                                    WEIGHTED
                                                                                    AVERAGE
                                                    NUMBER OF    OPTION PRICE       EXERCISE
                                                     SHARES       PER SHARE          PRICE
         Options outstanding, June 30, 1998           154,000    $ 0.50-5.69          $1.43
            Exercised                                 (10,000)          0.50           0.50
                                                      -------    -----------          -----

         Options outstanding, June 30, 1999           144,000      0.50-5.69           1.50
            Exercised                                 (77,500)     0.50-5.69           1.75
                                                      -------    -----------          -----

         Options outstanding, June 30, 2000            66,500     0.50-1.375           1.20
             Canceled                                 (11,500)          0.50           0.50
                                                      =======    ===========          =====

         Options outstanding, June 30, 2001            55,000    $1.30-1.375          $1.35
                                                      =======    ===========          =====

         Options exercisable, June 30, 2001            55,000    $1.30-1.375          $1.35
                                                      =======    ===========          =====

         Options exercisable, June 30, 2000            66,500    $0.50-1.375          $1.20
                                                      =======    ===========          =====

         Options exercisable, June 30, 1999           132,000    $ 0.50-5.69          $1.50
                                                      =======    ===========          =====

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

         The Company has computed the pro forma disclosures required under SFAS No. 123 for all stock options granted in fiscal 2001, 2000 and 1999 using the Black-Scholes option pricing model prescribed by SFAS No. 123.

         The assumptions used and the weighted average information for each of the three years in the period ended June 30, 2001 are as follows:


                                                               YEAR ENDED
                                                ---------------------------------------
                                                     2001          2000           1999
          Risk-free interest rates                   5.52%         6.30%          4.54%
          Expected dividend yield                       --            --             --
          Expected lives                           7 years       7 years        7 years
          Expected volatility                         123%           99%            99%
          Weighted average fair value
             of grants                               $5.18         $3.32          $1.10
          Weighted-average remaining
             contractual life of options
             outstanding                        5.55 years    7.11 years     7.28 years


         The effect of applying SFAS No. 123 would be as follows:


                                                               YEAR ENDED
                                             ----------------------------------------------
                                                  2001           2000            1999
         Net loss-
            As reported                      $(3,742,002)     $(2,155,890)     $(1,669,045)
            Pro forma                        $(4,113,886)     $(2,478,314)     $(2,068,728)

         Net loss per share-
            As reported, basic and diluted   $      (.36)     $      (.26)     $      (.25)
            Pro forma, basic and diluted     $      (.39)     $      (.30)     $      (.31)


(5) INCOME TAXES

         The Company accounts for income taxes in accordance with SFAS No. 109, ACCOUNTING FOR INCOME TAXES, whereby a deferred tax asset or liability is measured using currently enacted tax rates applied to any temporary differences between the financial statement and tax bases of assets and liabilities.

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

     The provision for income taxes in the accompanying consolidated statements of operations consists of the following for the three years ended June 30, 2001:


                        2001              2000              1999
Current-
   Federal              $ --              $ --            $(136,346)
   State                 912               912                  912
   Foreign                --                --               (3,924)
                        ----              ----            ---------

                         912               912             (139,358)
                        ----              ----            ---------
Deferred-
   Federal                --                --              123,000
   State                  --                --               22,000
                        ----              ----            ---------

                          --                --              145,000
                        ----              ----            ---------

                        $912              $912            $   5,642
                        ====              ====            =========

     A reconciliation of the federal statutory rate to the Company's effective tax rate for the three years ended June 30, 2001 is as follows:


                                                   2001          2000          1999
Income tax benefit at federal statutory rate      (34.0)%       (34.0)%       (34.0)%

Increase (decrease) in tax resulting from-
   Change in valuation allowance (net of
     valuation allowance of approximately
     $16,000 and $1,900,000 related to
     exercise of stock options during
     fiscal 2001 and 2000, respectively)           38.1          31.6          31.3
   Other                                           (4.1)          2.4           3.0
                                                 ------         -----         -----

         Effective tax rate                         0.0%          0.0%          0.3%
                                                 ======         =====         =====

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

     The components of the net deferred tax asset at June 30, 2001 and 2000 are approximately as follows:


                                                      2001              2000
Net operating loss carryforward                   $ 3,795,000       $ 3,446,000
Reserves and accruals not yet deducted for
   tax purposes                                     1,784,000           618,000
Other temporary differences                          (178,000)         (105,000)
                                                  -----------       -----------

                                                    5,401,000         3,959,000

Valuation allowance                                (5,401,000)       (3,959,000)
                                                  -----------       -----------

         Net deferred tax asset                   $        --       $        --
                                                  ===========       ===========

     The Company has provided a valuation allowance to reduce the net deferred tax asset to an amount the Company believes it is "more likely than not" to be realized. The valuation allowance increased in fiscal 2001 primarily due to the generation of a net operating loss carryforward. Approximately $1,916,000 of the valuation allowance at June 30, 2001 related to the exercise of stock options will be allocated to stockholders' equity when recognized. As of June 30, 2001, the Company has net operating loss carryforwards for U.S. federal income taxes of approximately $11,000,000 of which approximately $85,000 expires in 2012, approximately $1,500,000 expires in 2013, approximately $1,500,000 expires in 2019, approximately $7,000,000 expires in 2020, and approximately $915,000 expires in 2021. Pursuant to the Tax Reform Act of 1986, the utilization of net operating loss carryforwards for tax purposes may be subject to an annual limitation if a cumulative change or ownership of more than 50% occurs over a three-year period. As a result of the Company's recent stock offerings, such a change in ownership may have occurred. In the event that the Company has had a change in ownership, as defined, the utilization of substantially all of the Company's net operating loss carryforwards may be restricted.

(6)  PROFIT SHARING PLAN

     The Company has a defined contribution profit sharing plan that covers all eligible employees. No employer contributions were made in fiscal 2001, 2000 or 1999.

(7)  SEGMENT REPORTING

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

(8)  LITIGATION SETTLEMENT

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

     After deducting estimated legal expenses, the net proceeds of the settlement of approximately $2,370,000 was credited to Additional Paid-In Capital in the Company's Consolidated Balance Sheet in the quarter ending September 30, 2000.


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

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K:

          (a)          EXHIBITS.
                       --------
                       The exhibits listed below are filed with or incorporated by reference in this report.

          3.1 Articles of Organization of the Company, as amended and corrected(1)
          3.2          By-laws of Precision Optics Corporation, Inc.(2)
          4.1          Specimen common stock certificate(3)

         4.2      Registration Rights Agreement dated as of March 17, 2000 by and among the Company and the Initial Investors as defined therein(4)
         4.3      Registration Rights Agreement dated as of June 30, 1998 by and among the Company, Special Situations Private Equity Fund,
                  L.P. and Special Situations Technology Fund, L.P.(5)
         4.4      Registration Rights Agreement dated as of August 5, 1999 by and among the Company, Special Situations Cayman Funds, L.P.,
                  Special Situations Fund III, L.P., Special Situations Private
                  Equity Fund, L.P. and Special Situations Technology Fund, L.P.
                  (6)
         4.5      Form of Stock Purchase Warrant dated March 17, 2000 issued to each investor in March 17, 2000 private placement transaction
                  (4)
         4.6      Warrant No. 1 dated March 17, 2000 issued to First Security
                  Van Kasper(4)
         4.7      Warrant No. 2 dated March 17, 2000 issued to First Security
                  Van Kasper(4)
         4.8      Common Stock Purchase Warrant dated August 5, 1999 issued to
                  Special Situations Cayman Fund, L.P.(6)
         4.9      Common Stock Purchase Warrant dated August 5, 1999 issued to
                  Special Situations Technology Fund, L.P.(6)
         10.1     Lease dated June 29, 1984 between the Company and Equity,
                  First Amendment to Commercial Lease dated June 25, 1990, and letter agreement dated June 25, 1990 renewing such lease(3)
         10.2     Second Amendment to Commercial Lease between the Company and
                  Equity dated December 9, 1994(7)
         10.3     Precision Optics Corporation, Inc. 1989 Stock Option Plan
                  amended to date (the "Plan")(8)
         10.4     Three separate life insurance policies on the life of Richard
                  E. Forkey(3)
         10.5     Master Lease Finance Agreement dated November 3, 1993 between the Company and BancBoston Leasing(8)
         10.6     Lease dated March 1, 1999, between the Company and Philip A.
                  Wood, as executor of the Estate of Alma L. Wood and as devisee under the Will of Alma L. Wood; Martha A. Mount, devisee under the Will of Alma L. Wood; and Nancy E. Popinchalk, devisee under the Will of Alma L. Wood for 21 Pleasant Street,
                  Gardner, Massachusetts(6)
         10.7     Precision Optics Corporation, Inc. 1997 Incentive Plan.(5)
         10.8     Stock Subscription Agreement dated as of June 30, 1998 by and among the Company, Special Situations Private Equity Fund,
                  L.P. and Special Situations Technology Fund, L.P.(5)
         10.9     Stock Subscription Agreement dated as of August 5, 1999 by and among the Company, Special Situations Cayman Funds, L.P.,
                  Special Situations Fund III, L.P., Special Situations Private
                  Equity Fund, L.P. and Special Situations Technology Fund, L.P.
                  (6)
         10.10    Securities Purchase Agreement dated as of March 13, 2000 by and among the Company and the Purchasers as defined therein
                  (excluding exhibits)(4)
         10.11    Commercial Lease dated August 23, 2000 between the Company and
                  Urquhart Family LLC(9)
         21       Subsidiaries of Precision Optics Corporation, Inc.(7)
         23       Consent of Arthur Andersen
         99       Important Factors Regarding Forward-Looking Statements

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

(5) Incorporated herein by reference to the Company's 1998 Annual Report on Form 10-KSB No. 001-10647.

(6) Incorporated herein by reference to the Company's 1999 Annual Report on Form 10-KSB No. 001-10647.

(7) Incorporated herein by reference to the Company's 1996 Annual Report on Form 10-KSB No. 001-10647.

(8) Incorporated herein by reference to the Company's 1994 Annual Report on Form 10-KSB No. 001-10647.

(9) Incorporated herein by reference to the Company's 2000 Annual Report on Form 10-KSB No. 001-10647.


(b)        REPORTS ON FORM 8-K.

           The Company filed one Current Report on Form 8-K during the quarter ended June 30, 2001 as follows - On May 10, 2001, the Company reported a press release issued May 9, 2001, reporting its operating results for the quarter ended March 31, 2001.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  September 20, 2001                 PRECISION OPTICS CORPORATION, INC.


                                          By: /s/ Richard E. Forkey
                                              ----------------------------------
                                              Richard E. Forkey
                                              Chairman of the Board,
                                              Chief Executive Officer, President
                                              and Treasurer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By: /s/ Richard E. Forkey                By: /s/ Jack P. Dreimiller
    ------------------------                 -----------------------------------
    Richard E. Forkey                        Jack P. Dreimiller
    President, Treasurer and                 Senior Vice President, Finance,
    Director (principal                      Chief Financial Officer and Clerk
    executive officer)                       (principal financial and accounting
                                             officer)

Date:  September 20, 2001                Date:  September 19, 2001


By: /s/ Joel R. Pitlor                   By: /s/ Edward A. Benjamin
    ------------------------                 -----------------------------------
     Joel R. Pitlor                          Edward A. Benjamin
     Director                                Director

Date:  September 19, 2001                Date:  September 20, 2001


By: /s/ Robert R. Shannon                By: /s/ H. Angus Macleod
    ------------------------                 ----------------------------------
    Robert R. Shannon                        H. Angus Macleod
    Director                                 Director

Date:  September 19, 2001                Date:  September 19, 2001


By: /s/ Austin W. Marxe
    -------------------
    Austin W. Marxe
    Director

Date:  September 21, 2001

    INDEX TO EXHIBITS

         3.1      Articles of Organization of the Company, as amended and
                  corrected(1)
         3.2      By-laws of Precision Optics Corporation, Inc.(2)
         4.1      Specimen common stock certificate(3)
         4.2      Registration Rights Agreement dated as of March 17, 2000 by and among the Company and the Initial Investors as defined therein(4)
         4.3      Registration Rights Agreement dated as of June 30, 1998 by and among the Company, Special Situations Private Equity Fund,
                  L.P. and Special Situations Technology Fund, L.P.(5)
         4.4      Registration Rights Agreement dated as of August 5, 1999 by and among the Company, Special Situations Cayman Funds, L.P.,
                  Special Situations Fund III, L.P., Special Situations Private
                  Equity Fund, L.P. and Special Situations Technology Fund, L.P.
                  (6)
         4.5      Form of Stock Purchase Warrant dated March 17, 2000 issued to each investor in March 17, 2000 private placement transaction
                  (4)
         4.6      Warrant No. 1 dated March 17, 2000 issued to First Security
                  Van Kasper(4)
         4.7      Warrant No. 2 dated March 17, 2000 issued to First Security
                  Van Kasper(4)
         4.8      Common Stock Purchase Warrant dated August 5, 1999 issued to
                  Special Situations Cayman Fund, L.P.(6)
         4.9      Common Stock Purchase Warrant dated August 5, 1999 issued to
                  Special Situations Technology Fund, L.P.(6)
         10.1     Lease dated June 29, 1984 between the Company and Equity,
                  First Amendment to Commercial Lease dated June 25, 1990, and letter agreement dated June 25, 1990 renewing such lease(3)
         10.2     Second Amendment to Commercial Lease between the Company and
                  Equity dated December 9, 1994(7)
         10.3     Precision Optics Corporation, Inc. 1989 Stock Option Plan
                  amended to date (the "Plan")(8)
         10.4     Three separate life insurance policies on the life of Richard
                  E. Forkey(3)
         10.5     Master Lease Finance Agreement dated November 3, 1993 between the Company and BancBoston Leasing(8)
         10.6     Lease dated March 1, 1999, between the Company and Philip A.
                  Wood, as executor of the Estate of Alma L. Wood and as devisee under the Will of Alma L. Wood; Martha A. Mount, devisee under the Will of Alma L. Wood; and Nancy E. Popinchalk, devisee under the Will of Alma L. Wood for 21 Pleasant Street,
                  Gardner, Massachusetts6 10.7 Precision Optics Corporation,
                  Inc. 1997 Incentive Plan(5)
         10.8     Stock Subscription Agreement dated as of June 30, 1998 by and among the Company, Special Situations Private Equity Fund,
                  L.P. and Special Situations Technology Fund, L.P.(5)
         10.9     Stock Subscription Agreement dated as of August 5, 1999 by and among the Company, Special Situations Cayman Funds, L.P.,
                  Special Situations Fund III, L.P., Special Situations Private
                  Equity Fund, L.P. and Special Situations Technology Fund, L.P.
                  (6)
         10.10    Securities Purchase Agreement dated as of March 13, 2000 by and among the Company and the Purchasers as defined therein
                  (excluding exhibits)(4)
         10.11    Commercial Lease dated August 23, 2000 between the Company and
                  Urquhart Family LLC(9)
         21       Subsidiaries of Precision Optics Corporation, Inc.(7)
         23       Consent of Arthur Andersen
         99       Important Factors Regarding Forward-Looking Statements

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

(5) Incorporated herein by reference to the Company's 1998 Annual Report on Form 10-KSB No. 001-10647.

(6) Incorporated herein by reference to the Company's 1999 Annual Report on Form 10-KSB No. 001-10647.

(7) Incorporated herein by reference to the Company's 1996 Annual Report on Form 10-KSB No. 001-10647.

(8) Incorporated herein by reference to the Company's 1994 Annual Report on Form 10-KSB No. 001-10647.

(9) Incorporated herein by reference to the Company's 2000 Annual Report on Form 10-KSB No. 001-10647.