Form 10QSB
period 2001-09-30
PRECISION OPTICS CORPORATION INC
filed 2001-11-14
CIK 867840

FORM 10-QSB

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

Commission file number  001-10647

PRECISION OPTICS CORPORATION, INC.

(Exact name of small business issuer as specified in its charter)

Massachusetts	04-2795294
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Yes  ☒    No  ☐

The number of shares outstanding of issuer's common stock, par value $.01 per share, at September 30, 2001 was 10,503,908 shares.

Transitional Small Business Disclosure Format (check one):

Yes  ☐    No  ☒

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30, 2001	June 30, 2001
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$9,050,069	$10,530,298
Accounts Receivable, Net	252,797	1,003,496
Inventories	1,148,277	1,524,119
Prepaid Expenses	301,580	109,760
Total Current Assets	10,752,723	13,167,673

PROPERTY AND EQUIPMENT	5,973,868	9,386,047
Less: Accumulated Depreciation	(3,731,851)	(3,600,380)
Net Property and Equipment	2,242,017	5,785,667

OTHER ASSETS	262,539	266,671

TOTAL ASSETS	$13,257,279	$19,220,011

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts Payable	$161,428	$584,786
Accrued Payroll	108,394	103,392
Accrued Professional Services	69,061	69,051
Accrued Bonuses	18,750	15,000
Accrued Income Taxes	---	912
Accrued Vacation	88,173	119,143
Accrued Warranty Expense	50,000	50,000
Current Portion of Capital Lease Obligation	52,935	51,695
Other Accrued Liabilities	87,957	68,077
Total Current Liabilities	636,698	1,062,056

CAPITAL LEASE OBLIGATION AND OTHER	37,258	68,703

STOCKHOLDERS' EQUITY
Common Stock, $.01 par value-
Authorized -- 20,000,000 shares
Issued and Outstanding – 10,503,908 shares at September 30, 2001 and June 30, 2001	105,039	105,039
Additional Paid-in Capital	27,682,657	27,682,657
Accumulated Deficit	(15,204,373)	(9,698,444)
Total Stockholders' Equity	12,583,323	18,089,252

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$13,257,279	$19,220,011

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED

SEPTEMBER 30, 2001 AND SEPTEMBER 30, 2000

(UNAUDITED)

	2001	2000
REVENUES	$491,096	$888,299

COST OF GOODS SOLD	1,496,184	538,241

Gross Profit (Loss)	(1,005,088)	350,058

RESEARCH and DEVELOPMENT	675,710	565,172

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	469,109	447,517

PROVISION FOR ASSET IMPAIRMENT	3,444,378	-

Total Operating Expenses	4,589,197	1,012,689

Operating Loss	(5,594,285)	(662,631)

INTEREST EXPENSE	(1,928)	(3,943)

INTEREST INCOME	90,284	230,584

Loss Before Provision for Income Taxes	(5,505,929)	(435,990)

PROVISION FOR INCOME TAXES	----	----

Net Loss	$(5,505,929)	$(435,990)

Basic and Diluted Loss Per Share	$(0.52)	$(0.04)

Weighted Average Common Shares Outstanding	10,503,908	10,396,241

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED

SEPTEMBER 30, 2001 AND SEPTEMBER 30, 2000

(UNAUDITED)

	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(5,505,929)	$(435,990)

Adjustments to Reconcile Net Loss to Net Cash (Used In) Provided by Operating Activities -
Depreciation and Amortization	140,666	168,763
Provision for Asset Impairment	3,444,378	---
Non-Cash Stock Option Compensation	(17,738)	---
Changes in Assets and Liabilities-
Accounts Receivable	750,699	176,280
Inventories	(375,842)	(117,933)
Prepaid Expenses	(191,820)	(170,393)
Accounts Payable	(423,358)	(124,923)
Accrued Expenses	(3,240)	67,777

Net Cash Used In Operating Activities	(1,430,500)	(436,419)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchases of Propety and Equipment	(32,199)	(300,895)
Increase in Other Assets	(5,063)	(4,436)
Net Cash Used in Investing Activities	(37,262)	(305,331)

CASH FLOWS FROM FINANCIANG ACTIVITIES:
Repayment of Capital Lease Obligation(12,467)	(12,467)	(36,384)
Net Proceeds from litigation settlement	---	2,369,184
Net Proceeds (Costs) From Private Placements of Common Stock	---	(9,797)
Proceeds from Exercise of Options and Warrants	---	234,356
Net Cash (Used In) Provided By Financing Activities	(12,467)	2,557,359

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,480,229)	1,815,609

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	10,530,298	15,128,750

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$9,050,069	$16,944,359

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash Paid for-
Interest	$1,928	$3,943
Income Taxes	$912	$912

PRECISION OPTICS CORPORATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying consolidated financial statements include the accounts of Precision Optics Corporation, Inc. and its wholly-owned subsidiaries.  All significant intercompany accounts and transactions have been eliminated in consolidation.

These financial statements have been prepared by the Company, without audit, and reflect normal recurring adjustments which, in the opinion of management, are necessary for a fair statement of the results of the first quarter of the Company's fiscal year 2002.  These financial statements do not include all disclosures associated with annual financial statements and, accordingly, should be read in conjunction with footnotes contained in the Company's financial statements for the period ended June 30, 2001 together with the auditors' report filed under cover of the Company's 2001 Annual Report on Form 10-KSB.

Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.  For the three months ended September 30, 2001 and 2000, the effect of stock options and warrants was antidilutive; therefore, they were not included in the computation of diluted (loss) earnings per share.  The number of shares issuable upon the exercise of outstanding stock options and warrants that were excluded from the computation as their effect would be antidilutive were 1,260,098 and 1,195,348, for the three months ended September 30, 2001 and 2000, respectively.

2.         INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

	September 30, 2001	June 30, 2001
Raw Materials	$512,797	$777,269

Work-In-Process	378,433	462,517

Finished Goods and Components	257,047	284,333

Total Inventories	$1,148,277	$1,524,119

3.         PROVISION FOR ASSET IMPAIRMENT

The sharp reduction in demand and industry-wide excess inventory levels of passive telecommunications components has hampered the Company’s ability to obtain new orders for its DWDM products.  Earlier in the calendar year, the Company announced that two major customers for DWDM filters had canceled the balance of orders placed with the Company.

Revenues from DWDM filters and test instrumentation in the quarter ended September 30, 2001 were sharply lower than the previous quarter.  Current business prospects in this marketplace continue to remain uncertain because of the lack of visibility concerning future spending levels for telecommunications equipment and further softness in the overall economy following the events of September 11.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 121: Accounting for the Impairment of Long-Lived Assets and  For Long-Lived Assets to be Disposed of, the Company reviews the  recoverability of its long-lived assets when changes in circumstances indicate the carrying value of the asset may not be recoverable.  As a result of the business conditions noted above, the Company concluded such an assessment was required for the assets invested in its optical thin films business.  The Company assesses recoverability of its assets based upon cumulative expected undiscounted cash flows of the related product lines.  As a result of this test, the Company has concluded that the costs invested in certain property, plant and equipment of the Company’s optical thin film coating business are not recoverable and, under generally accepted accounting principles, should be written down to the lower of carrying value or fair market value.  Fair market value was determined by an independent appraisal.

Consequently, in the quarter ended September 30, 2001, the Company recorded a pretax non-cash charge of $3,444,378 for the impairment in value of certain of its optical thin film coating property, plant and equipment.

4.         PROVISION FOR INVENTORY WRITE-DOWN

Also as a result of the business conditions noted above, the Company determined that certain inventories of DWDM filters and filter test instrumentation may not be sold within the Company’s business cycle or the products’ life cycle.  Consequently, the Company recorded, in cost of goods sold, a provision for excess and obsolete inventory of approximately $540,000 in the quarter ended September 30, 2001.

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

Management's Discussion and Analysis of Financial

Condition and Results of Operations

Important Factors Regarding Forward-Looking Statements

When used in this discussion, the words "believes", "anticipates", "intends to", and similar expressions are intended to identify forward-looking statements.  Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected.  These risks and uncertainties, many of which are not within the Company’s control, include, but are not limited to, uncertainty of future demand for the Company’s products, the uncertainty and timing of the successful development of the Company’s new products, particularly in the optical thin films area; the risks associated with reliance on a few key customers; the Company’s ability to attract and retain personnel with the necessary scientific and technical skills; the timing and completion of significant orders; the timing and amount of the Company’s research and development expenditures; the timing and level of market acceptance of customers’ products for which the Company supplies components; the level of market acceptance of competitors’ products; the ability of the Company to control costs associated with performance under fixed price contracts; the performance and reliability of the Company’s vendors; and the continued availability to the Company of essential supplies, materials and services.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.  The Company undertakes no obligation to publicly release the result of any revision to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Liquidity and Capital Resources

For the three months ended September 30, 2001, the Company's cash and cash equivalents decreased by approximately $1,480,000 to $9,050,000.  The decrease in cash and cash equivalents was due to cash used by operating activities of approximately $1,431,000, capital expenditures of approximately $32,000, repayment of debt of approximately $12,000, and an increase in other assets (primarily patents) of approximately $5,000.

The Company intends to continue devoting resources to internally-funded research and development spending on both new products and the improvement of existing products.  The Company also intends to devote resources to the marketing and product support of its medical and optical thin films product lines. These investments may temporarily result in negative cash flow, but the Company anticipates that the result of these efforts will translate into increased revenues and profits.

The Company’s cash and cash equivalents are considered sufficient to support working capital and investment needs for at least the next twelve months.

Results of Operations

Total revenues for the three months ended September 30, 2001 (the first quarter of fiscal year 2002) decreased by approximately $397,000, or 44.7%, from the same period in the prior year.  The decrease was due primarily to lower sales of medical products (down by approximately $365,000), and lower sales of Dense Wavelength Division Multiplexer (DWDM) filters used in telecommunications systems (down by approximately $95,000).  DWDM filter sales represented 21.8% of total revenues during the quarter ended September 30, 2001, and decreased by approximately $512,000, or 83% sequentially from the record high  DWDM filter revenues for the quarter ended June 30, 2001.  Sales of medical products were lower due primarily to significantly lower  shipments of stereo endoscopes and cameras.

Revenues from the Company’s four largest customers were approximately 21%, 19%, 16% and 12%, respectively, of total revenues for the quarter ended September 30, 2001.  Revenues from the Company’s largest customer were approximately 46% of total revenues for the quarter ended September 30, 2000.  No other customers accounted for more than 10% of the Company’s revenues during those periods.

Gross profit for the quarter ended September 30, 2001 was negative and reflected an unfavorable change of approximately $1,355,000 compared to the quarter ended September 30, 2000. Gross profit as a percentage of revenues decreased from 39.4% in fiscal year 2001 to a negative 204.7% in the current quarter. The unfavorable change in gross profit was due primarily to (1) a provision for excess and obsolete inventories of DWDM filters and DWDM filter test instrumentation of approximately $540,000; and (2) higher fixed manufacturing costs resulting from  the commencement of operations in the Company’s optical thin film technology facility in fiscal year 2001, and to the significant reduction in sales of higher margin stereo endoscopes and cameras.

Research and development expenses increased by approximately $110,000, or 19.6%, for the quarter ended September 30, 2001 compared to the same period last year.  During both years, internal research and development expenses consisted primarily of development efforts related to DWDM filters used in telecommunications systems.  The increase was due to more resources being devoted to the DWDM filter project and also to the development of new endoscope products.

Selling, general and administrative expenses increased by approximately $22,000, or 4.8%, for the quarter ended September 30, 2001 compared to the same period last year.  The increase was due primarily to higher sales and marketing expenses, partially offset by lower costs for professional services and employee recruiting.

The provision for asset impairment of approximately $3,444,000 represents a writedown to the lower of carrying value or fair market value of certain of the Company’s property, plant and equipment invested in its optical thin films coating business, as more fully described in Note 3 of Notes to Consolidated Financial Statements.

Interest expense relates primarily to capital lease obligations.

Interest income decreased by approximately $140,000 during the quarter ended September 30, 2001 compared to the previous year.  The decrease was due to the lower base of cash and cash equivalents and to lower interest rates.

No income tax provision was recorded in the first quarter of fiscal year 2002 or 2001 because of the losses generated in those periods.

Trends and Uncertainties That May Affect Future Results

On August 1, 2001 the Company announced that it had reduced its workforce by approximately 30%, or 24 employees, and indicated it would be monitoring marketplace conditions to determine whether additional costs savings measures would be necessary.

The Company has taken additional measures to reflect the lower revenue expectations in its telecommunications business by a further reduction in its workforce in November, 2001, and by recording provisions for employee severance and costs of idle leased space in its Optical Thin Films Technology Center.  This latest workforce reduction affected 13 employees, or 24% of the existing workforce.  As part of this restructuring, Dr. James D. Rancourt, Senior Vice President, Optical Thin Film Technology, will be leaving the Company effective December 1, 2001.

As a result of these actions, the Company expects to record a non-recurring pretax charge to earnings in the range of $575,000 to $675,000 in the second quarter ending December 31, 2001.  This charge will include a large non-cash element in the range of $425,000 to $500,000 for idle leased space costs.

Outlook

The asset impairment and restructuring measures mentioned above, along with the previously announced workforce reduction in August 2001, are expected to result in a reduction in future annual expenses in the range of $3.0 million to $3.5 million.  This reduction includes actual cash savings in the range of $2.3 million to $2.8 million per year.

Revenues from DWDM filters and test instrumentation in the quarter ended September 30, 2001 were sharply lower than the previous quarter.  Current business prospects in this marketplace continue to remain uncertain because of the lack of visibility concerning future spending levels for telecommunications equipment and further softness in the overall economy following the events of September 11.

Capital equipment expenditures during the quarter ended September 30, 2001 were approximately $32,000, down 89% from the same period last year, and down 89% sequentially from the quarter ended June 30, 2001.  It is anticipated that the level of capital spending for the balance of fiscal year 2002 will continue to be substantially lower than last year.

The Company believes that downward trends in the selling prices of DWDM filters may continue because of existing inventory surpluses, increased competitive pressure, and softening demand experienced by telecommunications equipment providers. For these reasons, the Company is proceeding cautiously in this market, conserving cash and other vital resources while evaluating potential courses of action during this period of market slowdown. However, the Company has retained its core DWDM capabilities in order to be positioned to capitalize on potential future opportunities in this market.

Meanwhile, the Company is pursuing advances on several fronts in the medical area and certain non-medical applications. Among these initiatives are improvements in medical instrument lens coatings, a new 30º line of sight version of the successful 5 mm laparoscope, new instruments such as otoscopes (for use in diagnosis and treatment of ear and hearing ailments), and other new products. The Company has made significant progress in autoclavable seal technology, which is expected to result in new endoscope products that can be sterilized by autoclaving.  Recent achievement of ISO 9001 and CE Mark certification, as recently announced, is also expected to support increased sales opportunities for the Company’s medical products.

PART II.       OTHER INFORMATION

Item 1-5          Not Applicable.

Item 6             Exhibits and Reports on Form 8-K

(a)      Exhibits – None

(b)      Reports on Form 8-K – The Company filed two Current Reports on Form 8-K during the quarter ended September 30, 2001 as follows:   (i) On August 1, 2001 the Company reported a press release issued the same date reporting that it had reduced its workforce by approximately 30%, or 24 employees. (ii)  On August 22, 2001, the Company reported a press release issued on August 21, 2001, reporting its operating results for the fiscal year and fourth quarter ended June 30, 2001.

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRECISION OPTICS CORPORATION, INC.

DATE: November 13, 2001	BY:	/S/ Jack P. Dreimiller
Jack P. Dreimiller
Senior Vice President, Finance,
Chief Financial Officer and Clerk