Form 10QSB
period 2001-12-31
PRECISION OPTICS CORPORATION INC
filed 2002-02-08
CIK 867840

QuickLinks -- Click here to rapidly navigate through this document

FORM 10-QSB

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2001

Commission file number 001-10647

PRECISION OPTICS CORPORATION, INC.
(Exact name of registrant as specified in its charter)

Massachusetts (State or other jurisdiction of of incorporation)	04-2795294 (IRS Employer Identification No.)
22 East Broadway, Gardner, Massachusetts (Address of principal executive offices)	01440-3338 (zip code)

(978) 630-1800
(Registrant's telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes /x/    No / /

The number of shares outstanding of issuer's common stock, par value $.01 per share, at December 31, 2001 was 10,503,908 shares.

Transitional Small Business Disclosure Format (check one):

Yes / /    No /x/

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

INDEX

		Page
PART I. FINANCIAL INFORMATION:
Item 1	Consolidated Financial Statements
	Consolidated Balance Sheets—December 31, 2001 and June 30, 2001 (unaudited)	3
	Consolidated Statements of Operations—Quarter Ended December 31, 2001 and December 31, 2000 (unaudited); Six Months Ended December 31, 2001 and December 31, 2000 (unaudited)	4
	Consolidated Statements of Cash Flows—Six Months Ended December 31, 2001 and December 31, 2000 (unaudited)	5
	Notes to Consolidated Financial Statements	6–7
Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	8–10
PART II. OTHER INFORMATION		11
Items 1–3	Not Applicable	11
Item 4	Submission of Matters to a Vote of Security Holders	11
Item 5	Not Applicable	11
Item 6	Exhibits and Reports on Form 8-K	11
	(a) Exhibits—None	11
	(b) Reports on Form 8-K	11

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

ASSETS

	December 31, 2001	June 30, 2001
CURRENT ASSETS
Cash and Cash Equivalents	$7,739,831	$10,530,298
Accounts Receivable, Net	144,706	1,003,496
Inventories	1,105,242	1,524,119
Prepaid Expenses	243,636	109,760

Total Current Assets	9,233,415	13,167,673

PROPERTY AND EQUIPMENT	5,983,406	9,386,047
Less: Accumulated Depreciation	(3,851,278)	(3,600,380)

Net Property and Equipment	2,132,128	5,785,667

OTHER ASSETS	269,256	266,671

TOTAL ASSETS	$11,634,799	$19,220,011

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts Payable	$106,077	$584,786
Accrued Payroll	66,118	103,392
Accrued Professional Services	66,183	69,051
Accrued Bonuses	22,500	15,000
Accrued Income Taxes	—	912
Accrued Vacation	85,740	119,143
Accrued Warranty Expense	50,000	50,000
Current Portion of Accrued Restructuring Expense	169,750	—
Current Portion of Capital Lease Obligation	51,083	51,695
Other Accrued Liabilities	8,436	68,077

Total Current Liabilities	625,887	1,062,056

ACCRUED RESTRUCTURING EXPENSE—NONCURRENT	385,341	—

CAPITAL LEASE OBLIGATION AND OTHER	35,549	68,703

STOCKHOLDERS' EQUITY
Common Stock, $.01 par value—
Authorized—20,000,000 shares Issued and Outstanding—10,503,908 shares at December 31, 2001 and June 30, 2001	105,039	105,039
Additional Paid-in Capital	27,682,657	27,682,657
Accumulated Deficit	(17,199,674)	(9,698,444)

Total Stockholders' Equity	10,588,022	18,089,252

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$11,634,799	$19,220,011

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE SECOND QUARTER AND SIX MONTHS ENDED

DECEMBER 31, 2001 AND 2000

	Second Quarter		Six Months
	2001	2000	2001	2000
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
REVENUES	$323,314	$778,534	$814,410	$1,666,833
COST OF GOODS SOLD	476,728	640,366	1,972,912	1,178,607

GROSS PROFIT (LOSS)	(153,414)	138,168	(1,158,502)	488,226

RESEARCH and DEVELOPMENT	737,187	772,277	1,412,897	1,337,449
SELLING, GENERAL and ADMINISTRATIVE EXPENSES	479,060	451,033	948,169	898,550
PROVISION FOR ASSET IMPAIRMENT and RESTRUCTURING	668,250	—	4,112,628	—

TOTAL OPERATING EXPENSES	1,884,497	1,223,310	6,473,694	2,235,999

OPERATING LOSS	(2,037,911)	(1,085,142)	(7,632,196)	(1,747,773)
INTEREST EXPENSE	(3,739)	(3,153)	(5,667)	(7,096)
INTEREST INCOME	46,349	232,400	136,633	462,984

NET LOSS	$(1,995,301)	$(855,895)	$(7,501,230)	$(1,291,885)

BASIC and DILUTED LOSS PER SHARE	$(0.19)	$(0.08)	$(0.71)	$(0.12)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	10,503,908	10,498,608	10,503,908	10,447,425

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED

DECEMBER 31, 2001 AND DECEMBER 31, 2000

(UNAUDITED)

	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(7,501,230)	$(1,291,885)
Adjustments to Reconcile Net Loss to Net Cash Used In Operating Activities—
Depreciation and Amortization	287,477	394,331
Provision for Asset Impairment and Restructuring	4,112,628	—
Provision for Inventory Write-down	540,000	—
Non-Cash Stock Option Compensation	(19,418)	—
Changes in Assets and Liabilities—
Accounts Receivable	858,790	141,662
Inventories	(121,123)	(181,585)
Prepaid Expenses	(133,876)	(174,956)
Accounts Payable	(478,709)	(82,257)
Accrued Restructuring Expense	(113,159)	—
Accrued Expenses	(126,598)	(40,646)

Net Cash Used In Operating Activities	(2,695,218)	(1,235,336)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of Property and Equipment	(58,554)	(841,636)
Increase in Other Assets	(22,348)	(12,603)

Net Cash Used in Investing Activities	(80,902)	(854,239)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of Capital Lease Obligation and Other	(14,347)	(65,828)
Net Proceeds from litigation settlement	—	2,368,485
Net Costs From Private Placement of Common Stock	—	(16,921)
Proceeds from Exercise of Options and Warrants	—	235,048

Net Cash (Used In) Provided By Financing Activities	(14,347)	2,520,784

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(2,790,467)	431,209
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	10,530,298	15,128,750

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$7,739,831	$15,559,959

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash Paid for—
Interest	$5,667	$7,096

Income Taxes	$912	$912

PRECISION OPTICS CORPORATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        The accompanying consolidated financial statements include the accounts of Precision Optics Corporation, Inc. and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

        These financial statements have been prepared by the Company, without audit, and reflect normal recurring adjustments which, in the opinion of management, are necessary for a fair statement of the results of the second quarter and first half of the Company's fiscal year 2002. These financial statements do not include all disclosures associated with annual financial statements and, accordingly, should be read in conjunction with footnotes contained in the Company's financial statements for the period ended June 30, 2001 together with the auditors' report filed under cover of the Company's 2001 Annual Report on Form 10-KSB.

        Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. For the six months ended December 31, 2001 and 2000, the effect of stock options and warrants was antidilutive; therefore, they were not included in the computation of diluted loss per share. The number of shares that were excluded from the computation as their effect would be antidilutive were 1,104,598 and 1,207,598 for the six months ended December 31, 2001 and 2000, respectively.

2.    INVENTORIES

        Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

	December 31, 2001	June 30, 2001
Raw Materials	$488,520	$777,269
Work-In-Process	394,318	462,517
Finished Goods and Components	222,404	284,333

Total Inventories	$1,105,242	$1,524,119

3.    PROVISION FOR ASSET IMPAIRMENT AND RESTRUCTURING

        The sharp reduction in demand and industry-wide excess inventory levels of passive telecommunications components has hampered the Company's ability to obtain new orders for its DWDM products. Earlier in calendar year 2001, the Company announced that two major customers for DWDM filters had canceled the balance of orders placed with the Company.

        Revenues from DWDM filters and test instrumentation in the quarters ended September 30, 2001 and December 31, 2001 were sharply lower than in previous quarters. Current business prospects in this marketplace remain uncertain because of the lack of visibility concerning future spending levels for telecommunications equipment.

        Asset Impairment:

        In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121: Accounting for the Impairment of Long-Lived Assets and For Long-Lived Assets to be Disposed of, the Company reviews the recoverability of its long-lived assets when changes in circumstances indicate the carrying value of the asset may not be recoverable. As a result of the business conditions noted above, the Company determined such an assessment was required for the assets invested in its optical thin films business. The Company assesses recoverability of its assets based upon cumulative expected undiscounted cash flows of the related product lines. As a result of this assessment, the Company determined that the costs invested in certain property, plant and equipment of the Company's optical thin film coating business are not recoverable and, under generally accepted accounting principles, should be written down to the lower of carrying value or fair market value. Fair market value was determined by an independent appraisal.

        Consequently, in the quarter ended September 30, 2001, the Company recorded a pretax non-cash charge of $3,444,378 for the impairment in value of certain of its optical thin film coating property, plant and equipment.

        Restructuring:

        On August 1, 2001 the Company announced that it had reduced its workforce by approximately 30%, or 24 employees, and indicated it would be monitoring marketplace conditions to determine whether additional costs savings measures would be necessary.

        The Company has taken additional measures to reflect the lower revenue expectations in its telecommunications business by a further reduction in its workforce in November, 2001, and by recording provisions for employee severance and costs of idle leased space in its Optical Thin Films Technology Center. The latest workforce reduction affected 13 employees, or 24% of the existing workforce. As part of this restructuring, Dr. James D. Rancourt, Senior Vice President, Optical Thin Film Technology, left the Company effective December 1, 2001.

        As a result of these actions, the Company recorded a non-recurring pretax charge to earnings of $668,250 in the second quarter ended December 31, 2001, consisting of (1) a non-cash element of approximately $482,000 representing the present value of future lease payments related to idle space in the Company's Optical Thin Films Technology Center, and (2) approximately $186,250 representing employee severance costs.

4.    PROVISION FOR INVENTORY WRITE-DOWN

        As a result of the business conditions noted above, the Company determined that certain inventories of DWDM filters and filter test instrumentation may not be sold within the Company's business cycle or the products' life cycle. Consequently, the Company recorded, in cost of goods sold, a provision for excess and obsolete inventory of approximately $540,000 in the quarter ended September 30, 2001.

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial
Condition and Results of Operations

Important Factors Regarding Forward-Looking Statements

        When used in this discussion, the words "believes", "anticipates", "intends to", and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected. These risks and uncertainties, many of which are not within the Company's control, include, but are not limited to, uncertainty of future demand for the Company's products; the uncertainty and timing of the successful development of the Company's new products; the risks associated with obtaining the required regulatory approvals to market the Company's medical products; the risks associated with reliance on a few key customers; the Company's ability to attract and retain personnel with the necessary scientific and technical skills; the timing and completion of significant orders; the timing and amount of the Company's research and development expenditures; the timing and level of market acceptance and demand for customers' products for which the Company supplies components; the level of market acceptance of competitors' products; the ability of the Company to control costs associated with performance under fixed price contracts; the performance and reliability of the Company's vendors; and the continued availability to the Company of essential supplies, materials and services. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the result of any revision to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Liquidity and Capital Resources

        For the six months ended December 31, 2001, the Company's cash and cash equivalents decreased by approximately $2,790,000 to $7,740,000. The decrease in cash and cash equivalents was due to cash used by operating activities of approximately $2,695,000, capital expenditures of approximately $59,000, repayment of debt of approximately $14,000, and an increase in other assets (primarily patents) of approximately $22,000.

        The Company intends to continue devoting resources to internally-funded research and development spending on both new products and the improvement of existing products. The Company also intends to devote resources to the marketing and product support of its medical and optical thin films product lines. The Company anticipates that the result of these efforts will translate into increased revenues and profits when market conditions improve.

        The Company's cash and cash equivalents are considered sufficient to support working capital and investment needs for at least the next twelve months.

Results of Operations

        Total revenues for the quarter and six months ended December 31, 2001 decreased by $455,220 or 58.5% and $852,423 or 51.1%, respectively, from the same periods in the prior year.

        The revenue decrease from the prior year for the second quarter was due primarily to lower sales of medical products (down 64%). For the quarter ended December 31, 2001, medical sales were lower due primarily to significantly lower shipments of stereo endoscopes and cameras. As previously reported last fiscal year, the Company's principal customer for stereo endoscopes ceased placing orders for stereo endoscopes in favor of other sources of supply.

        The revenue decrease from the prior year for the six months ended December 31, 2001 was due to lower sales of medical products (down 60%), and lower sales of non-medical products (down 10%). For the six months ended December 31, 2001, medical sales were lower due primarily to lower sales of stereo endoscopes and cameras. Sales of medical products represented 68.6% of total revenues for the six months ended December 31, 2001 compared to 83.1% for the corresponding period of the prior year. Non-medical sales were lower year to date due primarily to lower sales of DWDM filters (down 50%), partially offset by higher sales of industrial products. DWDM filter sales represented 13.2% of total revenues during the six months ended December 31, 2001 compared to 12.9% for the corresponding period of the prior year.

        Revenues from the Company's four largest customers were approximately 19%, 19%, 13% and 12%, respectively, of total revenues for the six months ended December 31, 2001. Revenues from the Company's largest customer were approximately 51% of total revenues for the six months ended December 31, 2000. No other customers accounted for more than 10% of the Company's revenues during those periods.

        Gross profit for the quarter and six months ended December 31, 2001 was negative and reflected an unfavorable change of approximately $292,000 and $1,647,000, respectively, compared to the quarter and six months ended December 31, 2000. Gross profit as a percentage of revenues decreased from 17.7% in the quarter ended December 31, 2000 to a negative 47.5% in the current quarter, and decreased from 29.3% in the six months ended December 31, 2000 to a negative 142.3% in the six months ended December 31, 2001. The unfavorable change in gross profit was due primarily to (1) a provision for excess and obsolete inventories of DWDM filters and DWDM filter test instrumentation of approximately $540,000 recorded in the quarter ended September 30, 2001; and (2) higher fixed manufacturing costs resulting from the commencement of operations in the Company's optical thin film technology facility in fiscal year 2001; and (3) the significant reduction in sales of higher margin stereo endoscopes and cameras.

        Research and development expenses decreased by approximately $35,000, or 4.5%, for the quarter ended December 31, 2001, and increased by approximately $75,000, or 5.6%, for the six months ended December 31, 2001 compared to the corresponding periods of the prior year. During both years, internal research and development expenses consisted primarily of development efforts related to DWDM filters used in telecommunications systems. The decrease in the current quarter was due to fewer resources being devoted to the DWDM filter project due primarily to reductions in staff.

        Selling, general and administrative expenses increased by approximately $28,000, or 6.2%, for the quarter ended December 31, 2001 and by approximately $50,000, or 5.5%, for the six months ended December 31, 2001 compared to the corresponding periods of the prior year. The increase is due primary to higher sales and marketing expenses.

        The provision for asset impairment and restructuring of $668,250 and $4,112,628 in the quarter and six months ended December 31, 2001, respectively, consists of (1) a provision for restructuring costs recorded in the quarter ended December 31, 2001, representing the present value of future lease payments related to idle space in the Company's Optical Thin Films Technology Center, and employee severance costs; and (2) a provision for asset impairment of approximately $3,444,000 recorded in the quarter ended September 30, 2001, representing a writedown to the lower of carrying value or fair market value of certain of the Company's property, plant and equipment invested in its optical thin films coating business. These provisions are more fully described in Note 3 of Notes to Consolidated Financial Statements.

        Interest expense relates primarily to capital lease obligations.

        Interest income decreased by approximately $186,000 for the quarter and by $326,000 for the six months ended December 31, 2001 compared to the corresponding periods of the prior year due to the lower base of cash and cash equivalents and to lower interest rates.

        No income tax provision was recorded in the first or second quarters of fiscal year 2002 or 2001 because of the losses generated in those periods.

Trends and Uncertainties That May Affect Future Results

        The asset impairment and restructuring measures as mentioned above, along with the August 2001 workforce reduction, which affected in total 37 employees, are expected to result in a reduction in future annual expenses. During the quarter ended December 31, 2001, total recurring operating expenses (excluding inventory purchases) were approximately $1 million (or 39%) lower than the quarter ended June 30, 2001. Going forward, these cost reduction measures are expected to result in expense savings of at least $3.5 million per year, of which approximately $2.8 million per year represent actual cash savings.

        Capital equipment expenditures during the six months ended December 31, 2001 were approximately $59,000, down 93% from the same period last year. It is anticipated that the level of capital spending for the balance of fiscal year 2002 will continue to be substantially lower than last year.

        For the quarter ended December 31, 2001, research and development expenses were approximately $737,000, down 4.5% from the quarter ended December 31, 2000. It is anticipated that the quarterly level of R&D expenses for the balance of fiscal year 2002 will be substantially lower than last year.

        The Company believes that downward trends in the selling prices of DWDM filters along with severely reduced demand may continue for an indeterminate period of time. For these reasons, the Company is proceeding cautiously in this market, conserving cash and other vital resources while evaluating potential courses of action during this period of market slowdown. The Company has retained DWDM capabilities it believes necessary in order to be positioned to capitalize on potential future opportunities in this market.

        Meanwhile, the Company is pursuing advances on several fronts in the medical area and certain non-medical applications. Among these initiatives are improvements in medical instrument lens coatings, a new 30o line of sight version of the successful 5 mm laparoscope, and other new products. The Company has made significant progress in autoclavable seal technology, which is expected to result in autoclavable sterilization of new endoscope products. Recent achievements of ISO 9001 and CE Mark certification, as recently announced, are also expected to support increased sales opportunities, both foreign and domestic, for the Company's medical products, at such time as autoclavable endoscopes become available to customers.

PART II. OTHER INFORMATION

Items 1-3    Not Applicable.

Item 4    Submission of Matters to a Vote of Security Holders

        At the annual meeting of stockholders of the Company held on November 13, 2001, 9,356,733 (or 89.0785%) of the 10,503,908 then-outstanding shares of common stock of the Company were present and voted by proxy. Austin W. Marxe and Joel R. Pitlor were reelected as Class II directors of the Company, in the case of Mr. Marxe, by a vote of 9,291,788 shares for and 0 shares against with 64,945 shares abstaining and, in the case of Mr. Pitlor, by a vote of 9,299,488 shares for and 0 shares against with 57,245 shares abstaining.

Item 5    Not Applicable.

Item 6    Exhibits and Reports on Form 8-K

  (a)
  Exhibits—None

  (b)
  Reports on Form 8-K—The Company filed one Current Report on Form 8-K during the quarter ended December 31, 2001 as follows: On October 16, 2001, the Company reported a press release issued October 15, 2001 announcing its receipt of certification to the ISO 9001 Quality Standard.

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRECISION OPTICS CORPORATION, INC.
DATE: February 7, 2002	By:	/S/ JACK P. DREIMILLER Jack P. Dreimiller Senior Vice President, Finance, Chief Financial Officer and Clerk

QuickLinks

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES INDEX
PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (UNAUDITED) ASSETS
PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE SECOND QUARTER AND SIX MONTHS ENDED DECEMBER 31, 2001 AND 2000
PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED DECEMBER 31, 2001 AND DECEMBER 31, 2000 (UNAUDITED)
PRECISION OPTICS CORPORATION, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES Management's Discussion and Analysis of Financial Condition and Results of Operations
PART II. OTHER INFORMATION