Form 10QSB
period 2002-03-31
PRECISION OPTICS CORPORATION INC
filed 2002-05-07
CIK 867840

FORM 10-QSB

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

Commission file number          001-10647

PRECISION OPTICS CORPORATION, INC.

(Exact name of small business issuer as specified in its charter)

Massachusetts	04-2795294
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

22 East Broadway, Gardner, Massachusetts	01440-3338
(Address of principal executive offices)	(Zip Code)

(978) 630-1800
(Issuer’s telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒       No ☐

The number of shares outstanding of issuer’s common stock, par value $.01 per share, at April 30, 2002 was 10,503,908 shares.

Transitional Small Business Disclosure Format (check one):

Yes ☐       No ☒

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

INDEX

PART I.	FINANCIAL INFORMATION:

Item 1	Consolidated Financial Statements

Consolidated Balance Sheets - March 31, 2002 and June 30, 2001 (unaudited)

Consolidated Statements of Operations - Quarter Ended March 31, 2002 and March 31, 2001 (unaudited) Nine Months Ended March 31, 2002 and March 31, 2001 (unaudited)

Consolidated Statements of Cash Flows - Nine Months Ended March 31, 2002 and March 31, 2001 (unaudited)

Notes to Consolidated Financial Statements

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations

PART II.	OTHER INFORMATION

Items 1-5	Not Applicable

Item 6	Exhibits and Reports on Form 8-K

(a) Exhibits — None

(b) Reports on Form 8-K

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

ASSETS
	March 31, 2002	June 30, 2001
CURRENT ASSETS
Cash and Cash Equivalents	$6,730,662	$10,530,298
Accounts Receivable, Net	190,902	1,003,496
Inventories	1,115,036	1,524,119
Refundable Income Taxes	13,849	—
Prepaid Expenses	143,226	109,760
Total Current Assets	8,193,675	13,167,673
PROPERTY AND EQUIPMENT	5,997,710	9,386,047
Less: Accumulated Depreciation	(3,985,999)	(3,600,380)
Net Property and Equipment	2,011,711	5,785,667
OTHER ASSETS	278,304	266,671
TOTAL ASSETS	$10,483,690	$19,220,011

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts Payable	$131,608	$584,786
Accrued Payroll	79,514	103,392
Accrued Professional Services	70,406	69,051
Accrued Bonuses	26,250	15,000
Accrued Income Taxes	—	912
Accrued Vacation	103,761	119,143
Accrued Warranty Expense	50,000	50,000
Current Portion of Accrued Restructuring Expense	101,623	—
Current Portion of Capital Lease Obligation	42,188	51,695
Other Accrued Liabilities	50,909	68,077
Total Current Liabilities	656,259	1,062,056

ACCRUED RESTRUCTURING EXPENSE — NONCURRENT	353,250	—

CAPITAL LEASE OBLIGATION AND OTHER STOCKHOLDERS’ EQUITY	27,109	68,703
Common Stock, $.01 par value —
Authorized — 20,000,000 shares
Issued and Outstanding — 10,503,908 shares at March 31, 2002 and June 30, 2001	105,039	105,039
Additional Paid-in Capital	27,682,657	27,682,657
Accumulated Deficit	(18,340,624)	(9,698,444)
Total Stockholders’ Equity	9,447,072	18,089,252
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$10,483,690	$19,220,011

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THIRD QUARTER AND NINE MONTHS ENDED

MARCH  31, 2002  AND  2001

	— THIRD QUARTER —		— NINE MONTHS —
	2002	2001	2002	2001
	(UNAUDITED)	(UNAUDITED)	(UNAUDITED)	(UNAUDITED)

REVENUES	$358,896	$1,133,984	$1,173,306	$2,800,817

COST OF GOODS SOLD	466,033	920,578	2,438,945	2,099,185

GROSS PROFIT (LOSS)	(107,137)	213,406	(1,265,639)	701,632

RESEARCH and DEVELOPMENT	503,401	878,715	1,916,298	2,216,164

SELLING, GENERAL and ADMINISTRATIVE EXPENSES	553,045	629,456	1,501,214	1,528,006

PROVISION FOR ASSET IMPAIRMENT and RESTRUCTURING	—	—	4,112,628	—

TOTAL OPERATING EXPENSES	1,056,446	1,508,171	7,530,140	3,744,170

OPERATING LOSS	(1,163,583)	(1,294,765)	(8,795,779)	(3,042,538)

INTEREST EXPENSE	(7,384)	(2,544)	(13,051)	(9,640)

INTEREST INCOME	30,017	186,361	166,650	649,345

NET LOSS	$(1,140,950)	$(1,110,948)	$(8,642,180)	$(2,402,833)

BASIC and DILUTED LOSS PER SHARE	($0.11)	($0.11)	($0.82)	($0.23)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	10,503,908	10,498,908	10,503,908	10,464,586

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED

MARCH 31, 2002 AND MARCH 31, 2001

(UNAUDITED)

	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(8,642,180)	$(2,402,833)

Adjustments to Reconcile Net Loss to Net Cash Used In Operating Activities —
Depreciation and Amortization	432,744	624,477
Provision for Asset Impairment and Restructuring	4,112,628	—
Provision for Inventory Write-down	540,000	—
Non-Cash Stock Option Compensation	(22,126)	—
Changes in Assets and Liabilities —
Accounts Receivable	812,594	(114,344)
Inventories	(130,917)	(204,771)
Refundable Income Taxes	(13,849)	—
Prepaid Expenses	(33,466)	(169,763)
Accounts Payable	(453,178)	(12,271)
Accrued Restructuring Expense	(213,377)	—
Accrued Expenses	(44,735)	63,972
Net Cash Used In Operating Activities	(3,655,862)	(2,215,533)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of Property and Equipment	(72,858)	(3,328,961)
Increase in Other Assets	(41,941)	(25,948)
Net Cash Used in Investing Activities	(114,799)	(3,354,909)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of Capital Lease Obligation and Other	(28,975)	(83,746)
Net Proceeds from litigation settlement	—	2,368,485
Net Costs From Private Placement of Common Stock	—	(16,921)
Proceeds from Exercise of Options and Warrants	—	232,210
Net Cash (Used In) Provided By Financing Activities	(28,975)	2,500,028
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(3,799,636)	(3,070,414)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	10,530,298	15,128,750

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$6,730,662	$12,058,336

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash Paid for —
Interest	$7,384	$9,640
Income Taxes	$14,761	$912

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

                                    These financial statements have been prepared by the Company, without audit, and reflect normal recurring adjustments which, in the opinion of management, are necessary for a fair statement of the results of the third quarter and nine months of the Company’s fiscal year 2002.  These financial statements do not include all disclosures associated with annual financial statements and, accordingly, should be read in conjunction with footnotes contained in the Company’s financial statements for the period ended June 30, 2001 together with the auditors’ report filed under cover of the Company’s 2001 Annual Report on Form 10-KSB.

                                     Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.  For the nine months ended March 31, 2002 and 2001, the effect of stock options and warrants was antidilutive; therefore, they were not included in the computation of diluted loss per share.  The number of shares that were excluded from the computation, as their effect would be antidilutive were 1,231,698 and 1,217,598 for the nine months ended March 31, 2002 and 2001, respectively.

2.                           INVENTORIES

            Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

	March 31, 2002	June 30, 2001
Raw Materials	$585,747	$777,269

Work-In-Process	276,281	462,517

Finished Goods and Components	253,008	284,333

Total Inventories	$1,115,036	$1,524,119

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

The Company has taken additional measures to reflect the lower revenue expectations in its telecommunications business by a further reduction in its workforce in November, 2001, and by recording provisions for employee severance and costs of idle leased space in its Optical Thin Films Technology Center.  The November 2001 workforce reduction affected 13 employees, or 24% of the existing workforce.

As a result of these actions, the Company recorded a non-recurring pretax charge to earnings of $668,250 in the second quarter ended December 31, 2001, consisting of   (1) a non-cash element of $482,000 representing the present value of future lease payments related to idle space in the Company’s Optical Thin Films Technology Center, and (2) $186,250 representing employee severance costs.

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

Management’s Discussion and Analysis of Financial

Condition and Results of Operations

Important Factors Regarding Forward-Looking Statements

                When used in this discussion, the words “believes”, “anticipates”, “intends to”, and similar expressions are intended to identify forward-looking statements.  Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected.  These risks and uncertainties, many of which are not within the Company’s control, include, but are not limited to, uncertainty of future demand for the Company’s products; the uncertainty and timing of the successful development of the Company’s new products; the risks associated with obtaining the required regulatory approvals to market the Company’s medical products; the risks associated with reliance on a few key customers; the Company’s ability to attract and retain personnel with the necessary scientific and technical skills; the timing and completion of significant orders; the timing and amount of the Company’s research and development expenditures; the timing and level of market acceptance and demand for customers’ products for which the Company supplies components; the level of market acceptance of competitors’ products; the ability of the Company to control costs associated with performance under fixed price contracts; the performance and reliability of the Company’s vendors; the continued availability to the Company of essential supplies, materials and services; and the Company’s ability to maintain the listing of its common stock on the Nasdaq SmallCap Market.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.  The Company undertakes no obligation to publicly release the result of any revision to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Liquidity and Capital Resources

                For the nine months ended March 31, 2002, the Company’s cash and cash equivalents decreased by approximately $3,800,000 to $6,731,000.  The decrease in cash and cash equivalents was due to cash used by operating activities of approximately $3,656,000, capital expenditures of approximately $73,000, repayment of debt of approximately $29,000, and an increase in other assets (primarily patents) of approximately $42,000.

                The Company intends to continue devoting resources to internally-funded research and development spending on both new products and the improvement of existing products, albeit at a lower rate than in recent periods.  The Company also intends to devote resources to the marketing and product support of its medical and optical thin films product lines. The Company anticipates that the result of these efforts will translate into increased revenues and profits when market conditions improve.

                The Company considers its cash and cash equivalents to be  sufficient to support working capital and investment needs for at least the next twelve months.

Results of Operations

                Total revenues for the quarter and nine months ended March 31, 2002 decreased by $775,088 or 68.4% and $1,627,511 or 58.1%, respectively, from the same periods in the prior year.

                The revenue decrease from the prior year for the third quarter was due primarily to lower sales of medical products (down 59%).  For the quarter ended March 31, 2002, medical sales were lower due primarily to significantly lower shipments of stereo endoscopes and related products, and non-medical sales were lower due primarily to lower sales of Dense Wavelength Division Multiplexing (DWDM) filters and filter test equipment.

                The revenue decrease from the prior year for the nine months ended March 31, 2002 was due to lower sales of medical products (down 59%), and lower sales of non-medical products (down 54%).  For the nine months ended March 31, 2002, medical sales were lower due primarily to lower sales of stereo endoscopes and related products.  Non-medical sales were lower due primarily to lower sales of DWDM filters.  DWDM filter sales represented 9% of total revenues during the nine months ended March 21, 2002 compared to 15.5% for the corresponding period of the prior year (representing a reduction in filter sales of approximately 75%).

                Revenues from the Company’s four largest customers were approximately 21%, 14%, 10% and 10%, respectively, of total revenues for the nine months ended March 31, 2002.  Revenues from the Company’s largest customer were approximately 48% of total revenues for the nine months ended March 31, 2001.  No other customers accounted for more than 10% of the Company’s revenues during those periods.

                Gross profit for the quarter and nine months ended March 31, 2002 was negative and reflected an unfavorable change of approximately $321,000 and $1,967,000, respectively, compared to the quarter and nine months ended March 31, 2001.  Gross profit as a percentage of revenues decreased from 18.8% in the quarter ended March 31, 2001 to a negative 29.9% in the current quarter, and decreased from 25.1% in the nine months ended March 31, 2001 to a negative 107.9% in the nine months ended March 31, 2002.  The unfavorable change in gross profit was due primarily to (1) a provision for excess and obsolete inventories of DWDM filters and DWDM filter test instrumentation of approximately $540,000 recorded in the quarter ended September 30, 2001; and (2) the significant reduction in sales of higher margin stereo endoscopes and related products and the lower overall sales volume of other products.

                Research and development expenses decreased by approximately $375,000, or 42.7%, for the quarter ended March 31, 2002, and by approximately $300,000, or 13.5%, for the nine months ended March 31, 2002 compared to the corresponding periods of the prior year. The decrease in the current year was due to fewer resources being devoted to the development of DWDM filters used in telecommunication systems, as reflected in reductions of staff.

                Selling, general and administrative expenses decreased by approximately $76,000, or 12.1%, for the quarter ended March 31, 2002 and by approximately $27,000, or 1.8%, for the nine months ended March 31, 2002 compared to the corresponding periods of the prior year.  The decrease is due primarily to reductions in bad debt expense, employee recruiting, and professional services, partially offset by higher sales and marketing expenses.

                The provision for asset impairment and restructuring of $4,112,628 in the nine months ended March 31, 2002, consists of (1) a provision for restructuring costs of $668,250 recorded in the quarter ended December 31, 2001, representing the present value of future lease payments related to idle space in the Company’s Optical Thin Films Technology Center, and employee severance costs; and (2) a provision for asset impairment of $3,444,378 recorded in the quarter ended September 30, 2001, representing a writedown to the lower of carrying value or fair market value of certain of the Company’s property, plant and equipment invested in its optical thin films coating business. These provisions are more fully described in Note 3 of Notes to Consolidated Financial Statements.

                Interest expense consists of interest on capital lease obligations and imputed interest on accrued restructuring costs related to the present value of future lease payments on idle space.

                Interest income decreased by approximately $156,000 for the quarter and by $483,000 for the nine months ended March 31, 2002 compared to the corresponding periods of the prior year due to the lower base of cash and cash equivalents and to lower interest rates.

                No income tax provision was recorded in the first or second quarters of fiscal year 2002 or 2001 because of the losses generated in those periods.

Trends and Uncertainties That May Affect Future Results

                The asset impairment, restructuring and workforce reduction measures implemented earlier in the fiscal year, and other cost saving measures, are expected to result in a reduction in future annual expenses.  During the quarter ended March 31, 2002, total recurring operating expenses (excluding inventory purchases) were approximately $1.2 million (or 46%) lower than the $2.6 million for the quarter ended June 30, 2001, which was prior to implementation of these cost reduction initiatives.  Going forward, these cost reduction measures are expected to result in expense savings of at least $4 million per year, of which approximately $3.2 million per year represent actual cash savings.

For the quarter ended March 31, 2002, cash and cash equivalents decreased by approximately $1,009,000, a 23% sequential decrease in cash usage from the previous quarter ended December 31, 2001.  A further reduction in cash usage is anticipated during the quarter ending June 30, 2002.

                Capital equipment expenditures during the nine months ended March 31, 2002 were approximately $73,000, down 98% from $3.3 million for the same period last year.  It is anticipated that the level of capital spending for the balance of fiscal year 2002 and for the foreseeable future will continue to be substantially lower than last year.

For the quarter ended March 31, 2002, research and development expenses were approximately $503,000, down 42.7% from $879,000 for the quarter ended March 31, 2001.  It is anticipated that the quarterly level of R&D expenses for the balance of fiscal year 2002 and for the foreseeable future will be substantially lower than last year.

The Company is pursuing advances on several fronts in the medical area and certain non-medical applications.  Among these initiatives are improvements in medical instrument lens coatings, a new 30º line of sight version of the successful 5 mm Laparoscope, and other new products. The Company also recently announced several major successes related to its medical instrument business:

-                    The first production shipment of autoclavable endoscopes in March 2002.

-                    Receipt of new orders for stereo endoscopes and related products.

-                    Receipt of new orders for the development and production of a relay lens system for use in medical digital photo microscopy.

As a result of these new orders for medical products, the Company anticipates that its sales in the quarter ending June 30, 2002, will be significantly higher than the quarter ended March 31, 2002.

Recent achievements of ISO 9001 and CE Mark certification, as recently announced, are also expected to support increased future sales opportunities, both foreign and domestic, for the Company’s medical products.

Common Stock Listing on Nasdaq SmallCap Market

                The Company has been notified that it is not in compliance with the $1.00 minimum share price requirement for continued listing on the Nasdaq SmallCap Market.  The Company will have until February 2003 to get back into compliance with Nasdaq’s $1.00 minimum bid price requirement.  In order to regain compliance, the bid price of the Company’s common stock must close at or above $1.00 per share for a minimum of 10 consecutive trading days. As indicated above, the Company has undertaken a number of product development and marketing initiatives to increase sales and shareholder value. If the Company determines that it likely will not satisfy the minimum bid requirement on a timely basis, the Company will consider whether to pursue options which may be available to continue its listing on the Nasdaq SmallCap Market.

PART II.                OTHER INFORMATION

Items 1-5                Not Applicable.

Item 6                     Exhibits and Reports on Form 8-K

(a)       Exhibits — None

(b)       Reports on Form 8-K — The Company filed one Current Report on Form 8-K during the quarter ended March 31, 2002 as follows:  On January 30, 2002, the Company reported a press release issued January 29, 2002 reporting its operating results for the quarter and six months ended December 31, 2001.

                Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRECISION OPTICS CORPORATION, INC.

DATE: May 7, 2002	BY:	/s/ Jack P. Dreimiller
Jack P. Dreimiller
Senior Vice President, Finance,
Chief Financial Officer and Clerk