Form 10KSB
period 2002-06-30
PRECISION OPTICS CORPORATION INC
filed 2002-09-27
CIK 867840

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                       ----------------------------------

                                   FORM 10-KSB

(Mark One)
/X/ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934

For the Fiscal Year Ended JUNE 30, 2002
                                                        OR
/ / TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

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

                          COMMON STOCK, $.01 PAR VALUE

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

         Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. _X_

         The issuer's revenues for its most recent fiscal year were $1,774,283.

         The aggregate market value of the voting stock, consisting solely of common stock, held by non-affiliates of the issuer computed by reference to the closing price of such stock was $2,485,773 as of August 31, 2002.

         The number of shares of outstanding common stock of the issuer as of August 31, 2002 was 10,503,908.

                       DOCUMENTS INCORPORATED BY REFERENCE

         The issuer's Proxy Statement for the 2002 Annual Meeting of Shareholders to be held on November 12, 2002 is incorporated into Part III of this Form 10-KSB.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

         BUSINESS DEVELOPMENT

         Precision Optics Corporation, Inc. (the "Company") was incorporated in Massachusetts in 1982 and has been publicly owned since November 1990.

         References to the Company contained herein include its two wholly-owned subsidiaries, except where the context otherwise requires.

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

         Since January 1991, the Company has developed and sold endoscopes using various optical technologies for use in a variety of minimally invasive surgical and diagnostic procedures. The Company's current line of specialized endoscopes include arthroscopes (which are used in joint surgery), laryngoscopes (which are used in the diagnosis of diseases of the larynx), laparoscopes (which are used in abdominal surgery) and stereo endoscopes and cameras (which are used in cardiac and general surgery, and enable surgeons to visualize the surgical field in 3-D imagery, thus facilitating greater finesse and minimizing surgical risk). In addition to its existing line of endoscopes, the Company is continuing to develop different types of endoscopes that incorporate varying types of construction and technology for use in various medical specialties.

         In March 2002, the Company shipped the first production lot of autoclavable endoscopes to a major orthopedic equipment supplier. These new endoscopes, which are also CE Mark certified for European use, have been designed and tested to withstand sterilization by flash and standard autoclave, as well as all other commonly used medical sterilization means. The major benefits of autoclavable instruments include increased patient safety, quick turnaround, and elimination of hazardous sterilant and by-product materials, all of which provide a much better value to the user. The Company believes its autoclavable endoscope technology will generate significant opportunities for endoscope revenue growth, particularly in Europe where autoclaving is the preferred method of sterilization.

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

         The Company also designs and manufactures various other types of high quality thin film coatings for use in a wide range of optical applications. Thin film coatings are produced in-house for the Company's medical instrumentation and other products. Presently, optical thin film manufacturing not associated with the Company's medical instruments and other products is limited or very specialized.

         DWDM FILTER TEST INSTRUMENTATION. In March 2001, the Company introduced two new products at the Optical Fiber Communication Conference (OFC) trade show
- the manual Gen III-TM- DWDM Test Fixture for characterizing telecommunications filters and a fully automated filter testing system. Both products are based on patent-pending technology and allow greatly enhanced speed and accuracy in the measurement of filters.

         Current business prospects for the Company's DWDM filters and DWDM test instrumentation are negligible, largely because of lack of visibility concerning future spending levels for telecommunications equipment. The Company believes that downward trends in the selling prices of DWDM filters may continue because of existing inventory surpluses, increasing competitive pressure, the advent of competing technologies, and erosion of demand experienced by telecommunications equipment providers. As a result of these market factors, during fiscal year 2002 the Company implemented certain cost saving measures, and recorded provisions for restructuring, inventory write-down and loss on impairment of fixed assets. Earlier in fiscal year 2002, the Company ceased operations in its Optical Thin Film Technology Center and recently entered into an agreement to terminate the lease on that facility. The property and equipment used in the facility is idle, and as of June 30, 2002, is being held for sale. However, the Company has retained and is currently utilizing certain other thin film coating equipment used for its medical products and other applications. The Company is no longer actively marketing its DWDM filters and DWDM filter test equipment. See Notes 6 and 7 of Notes to Consolidated Financial Statements.

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

         The Company has had negligible direct export sales to date. However, during fiscal year 2002, the Company's medical products received the CE Mark Certification, which permits sales into the European marketplace.

RESEARCH AND DEVELOPMENT.

         The Company believes that its future success depends to a large degree on its ability to continue to conceive and to develop new optical products and services to enhance the performance characteristics and methods of manufacture of existing products. Accordingly, it expects to continue to seek to obtain product-related design and development contracts with customers and to invest its own funds on its research and development. The Company spent approximately $2,271,000 and $3,215,000 of its own funds during fiscal years 2002 and 2001, respectively, on the Company's own research and development.

RAW MATERIALS AND PRINCIPAL SUPPLIERS.

         For all of the Company's products, except for thin film coatings, the basic raw material is precision grade optical glass, which the Company obtains from several major suppliers. Outside vendors grind and polish most of the Company's lenses and prisms. For optical thin film coatings, the basic raw materials are metals and dielectric compounds, which the Company obtains from a variety of chemical suppliers. Certain of the thin film coatings utilized in the Company's products are currently procured from an outside supplier, but most thin film coatings are produced in-house. The Company believes that its demand for these raw materials and thin film coating services is small relative to the total supply and that materials and services required for the production of its products are currently available in sufficient production quantities and will be available for fiscal year 2003. The Company believes, however, that there are relatively few suppliers of the high quality lenses and prisms which its endoscopes may require. The Company has therefore established an in-house optical shop for producing ultra-high quality prisms, micro-optics and other specialized optics for a variety of medical and industrial applications. Depending upon the market acceptance of the Company's endoscopes, the Company may seek to assure itself of a timely supply of lenses, prisms, or other key materials or components through the acquisition of an outside supplier or expanded in-house manufacturing facilities.

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

EMPLOYEES.

         As of June 30, 2002, the Company had 38 full-time employees and 5 part-time employees. There were 22 employees in manufacturing, 12 in engineering, 3 in sales and marketing, and 6 in finance and administration.

CUSTOMERS.

         Revenues from the Company's largest customers, as a percentage of total revenues, were as follows:

                                2001       2002
             Customer A          41%        23%
             Customer B           7         18
             Customer C          18          6
             All Others          34         53
                                ----       ----
                                100%       100%
                                ====       ====

         No other customer accounted for more than 10% of the Company's revenues in fiscal year 2001 and 2002.

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

ITEM 2. DESCRIPTION OF PROPERTY

         The Company conducts its domestic operations at two facilities in Gardner, Massachusetts. The main Gardner facility is leased from a corporation owned by an officer-shareholder-director of the Company. The lease terminated in December 1999 and the Company is currently a tenant at will. The other Gardner facility is under a five-year lease which commenced on March 1, 1999. In August 2000, the Company entered into a five-year lease for approximately 37,400 square feet of additional space to be used for its Optical Thin Film Technology Center. Operations in the new facility commenced during the quarter ending December 31, 2000. However, currently this space is idle because of certain restructuring measures the Company undertook during fiscal year 2002 due to the severe decline in the market for the Company's DWDM filters and DWDM filter test equipment The Company entered into an agreement to terminate this lease effective September 30, 2002. The Company rents office space in Hong Kong for sales, marketing and supplier quality control and liaison activities of its Hong Kong subsidiary.

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

ITEM 3. LEGAL PROCEEDINGS

         None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the Company's security holders during the fourth quarter of fiscal year 2002.

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

Jack P. Dreimiller              Senior Vice President,
                                Finance, Chief Financial
                                Officer and Clerk

Edward A. Benjamin              Director and Member of Audit Committee.  Mr.
                                Benjamin is a retired partner in the law firm of
                                Ropes & Gray, Boston, Massachusetts.

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

Joel R. Pitlor                  Director and Member of Audit Committee.  Mr. Pitlor
                                is president of J.R. Pitlor, a management
                                consulting firm based in Cambridge, Massachusetts.

Robert R. Shannon               Director and Member of Audit Committee.  Mr.
                                Shannon is a professor at the Optical Sciences
                                Center of the University of Arizona in Tucson,
                                Arizona.

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


                           2001                                        2002
                           ----                                        ----

Quarter           High                 Low                   High                   Low
                  -----------------------------------------------------------------------
First             $20.25               $7.50                 $1.99                    $.61

Second             $8.56               $1.81                $  .99                    $.68

Third              $5.59               $1.63                 $ .98                    $.50

Fourth             $2.55               $1.22                 $ .73                    $.38

         As of August 31, 2002, there were approximately 90 holders of record of the Company's common stock.

         The Company has not declared any dividends during the last two fiscal years. At present, the Company intends to retain its earnings, if any, to finance research and development and expansion of its business.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

IMPORTANT FACTORS REGARDING FORWARD-LOOKING STATEMENTS

         When used in this discussion, the words "believes", "anticipates", "intends to", and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected. These risks and uncertainties, many of which are not within the Company's control, include, but are not limited to, the uncertainty and timing of the successful development of the Company's new products, particularly in the optical thin films area, the risks associated with reliance on a few key customers; the Company's ability to regain and maintain compliance with requirements for continued listing on the Nasdaq SmallCap Market; the Company's ability to attract and retain personnel with the necessary scientific and technical skills, the timing and completion of significant orders; the timing and amount of the Company's research and development expenditures; the timing and level of market acceptance of customers' products for which the Company supplies components; performance of the Company's vendors; the ability of the Company to control costs associated with performance under fixed price contracts; and the continued availability to the Company of essential supplies, materials and services; which are described further in Exhibit 99.1 hereto. Readers are cautioned not to place undue reliance on these forward looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the result of any revision to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

GENERAL

         Management's discussion and analysis of financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"). The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

         The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

REVENUE RECOGNITION

         The Company recognizes revenue in accordance with U.S. GAAP and SEC Staff Accounting Bulletin ("SAB") No. 101, REVENUE RECOGNITION IN FINANCIAL STATEMENTS. SAB No. 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the price to the buyer is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the price to the buyer charged for products delivered or services rendered and collectibility of the sales price. The Company assesses credit worthiness of customers based upon prior history with the customer and assessment of financial condition. The Company's shipping terms are customarily FOB shipping point.

BAD DEBT

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. Allowances for doubtful accounts are established based upon review of specific account balances and historical experience. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make future payments, additional allowances may be required.

INVENTORIES

The Company provides for estimated obsolescence on unmarketable inventory based upon assumptions about future demand and market conditions. If actual demand and market conditions are less favorable than those projected by management, additional inventory write downs may be required. Inventory, once written down, is not subsequently written back up, as these adjustments are considered permanent adjustments to the carrying value of the inventory.

IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF

The Company accounts for impairment of long-lived assets in accordance with SFAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF. This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of through sale are reported at the lower of the carrying amount or fair value less estimated costs to sell.

FISCAL YEAR 2002 RESULTS OF OPERATIONS

         Total revenues for fiscal year 2002 decreased by approximately $2,474,000 or 58.2% from fiscal year 2001.

         The revenue decrease from the prior year was due to lower sales of medical products (down 51%), and lower sales of non-medical products (down 73%). Medical sales were lower due primarily to lower sales of stereo endoscopes and cameras, and non-stereo endoscopes. Non-medical sales were lower due primarily to lower sales of DWDM filters and DWDM test instrumentation.

         Revenues from the Company's largest customers, as a percentage of total revenues, were as follows:


                           2002          2001          2000
        Customer A          23%           41%           46%
        Customer B          18             7            11
        Customer C           6            18             4
        All Others          53            34            39
                           ----          ----          ----
                           100%          100%          100%
                           ====          ====          ====

         No other customer accounted for more than 10% of the Company's revenues in fiscal years 2002, 2001, and 2000.

         Gross profit for fiscal year 2002 was negative and reflected an unfavorable change of approximately $2,158,000 compared to fiscal year 2001. Gross profit as a percentage of revenues decreased from 19.0% in fiscal year 2001 to a negative 76.0% in the current year. The unfavorable change in gross profit was due primarily to (1) a provision for excess and obsolete inventories of DWDM filters and DWDM filter test instrumentation of approximately $540,000 recorded in the first quarter ended September 30, 2001; and (2) the reduction in sales of higher margin stereo endoscopes and related products and the lower overall sales volume of other products; and (3) a manufacturing cost structure that was not reflective of the sharply lower sales volume in fiscal year 2002. The Company has implemented significant cost reduction measures during fiscal year 2002 to address this issue, the full year effects of which will be reflected in the Company's fiscal year 2003 financial statements. See Note 6 of Notes to Consolidated Financial Statements.

         Research and development expenses decreased by approximately $944,000, or 29.4%, during fiscal year 2002 compared to the previous year. The decrease was due to a lower level of resources being devoted to the development of DWDM filters used in telecommunications systems, as reflected in reductions of staff.

         Selling, general and administrative expenses decreased by approximately $24,000, or 1.1%, during fiscal year 2002 compared to the previous year. The decrease was due primarily to lower provision for estimated uncollectable customer accounts and employee recruiting, partially offset by higher sales and marketing expense.

         The sharp reduction in demand and industry-wide excess inventory levels of passive telecommunications components has hampered the Company's ability to obtain new orders for its DWDM products. In calendar year 2001, the Company announced that two major customers for DWDM filters had canceled the balance of orders placed with the Company. Revenues from DWDM filters and test instrumentation in the quarters ended September 30, 2001 and December 31, 2001 were sharply lower than in previous quarters, and such revenues were negligible in the quarters ended March 31, 2002 and June 30, 2002. Current business prospects in this marketplace continue to remain negligible because of the lack of visibility concerning future spending levels for telecommunications equipment. The provision for asset impairment and restructuring of $4,445,021 in the year ended June 30, 2002, consists of (1) a provision for restructuring costs of $402,065, representing the present value of future lease payments related to idle space in the Company's Optical Thin Films Technology Center, and employee severance costs; and (2) a provision for asset impairment of $4,042,956, representing a writedown to the lower of carrying value or fair market value less estimated selling costs of certain of the Company's property and equipment invested in its optical thin films coating product line, and the writeoff of certain patent costs. These provisions are more fully described in
Note 6 of Notes to Consolidated Financial Statements.

         The following table sets forth the quarterly impacts and cash payments associated with the asset impairment and restructuring provisions:

                                                              PROVISION FOR -
                                    ----------------------------------------------------------------
                                    PROPERTY &
                                    EQUIPMENT       PATENT     EMPLOYEE     IDLE LEASE
                                    WRITEDOWN       WRITEDOWN  SEVERANCE    SPACE           TOTAL
                                    ----------      ---------  ---------    -----------     -----
Quarter Ended--
      September 30, 2001            $ 3,444,378    $     --    $      --    $      --    $ 3,444,378
      December 31, 2001                      --          --      186,250      482,000        668,250
      June 30, 2002                     541,000      57,578           --     (266,185)       332,393
                                    -----------    --------    ---------    ---------    -----------
Total Provision                       3,985,378      57,578      186,250      215,815      4,445,021
Non-cash Charges                     (3,985,378)    (57,578)          --           --     (4,042,956)
Cash Payments                                --          --     (186,250)     (47,844)      (234,094)
                                    -----------    --------    ---------    ---------    -----------
Provision Balance, June 30, 2002    $        --    $     --    $      --    $ 167,971    $   167,971
                                    ===========    ========    =========    =========    ===========

         Interest expense consists of interest on capital lease obligations and imputed interest on accrued restructuring costs related to the present value of future lease payments on idle space. Interest expense increased by $8,103, or 68.3%, over fiscal year 2001 due primarily to the imputed interest on restructuring costs.

         Interest income decreased by approximately $588,000 or 75.4% during fiscal year 2002 compared to the previous year. The decrease was due to the lower base of cash and cash equivalents and lower interest rates.

         The income tax provisions in fiscal year 2002 and 2001 represent the minimum statutory state income tax liability.

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

         Gross profit decreased by approximately $235,000 in fiscal year 2001, and as a percentage of revenue decreased from 34.7% to 19.0%, compared to the previous year. The decrease in the gross profit percentage was due primarily to higher fixed manufacturing costs resulting from increased personnel, significant capital expenditures and the commencement of operations in a new optical thin film technology facility, and lower average selling prices for DWDM filters compared to fiscal year 2000.

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

         Interest income increased by approximately $500,000 or 178.7% during fiscal year 2001 compared to the previous year. The increase was due to the higher base of cash and cash equivalents related primarily to net proceeds received from a private placement of common stock in March 2000, from exercise of stock options and warrants.

         The income tax provision in fiscal year 2001 represents the minimum statutory state income tax liability.

LIQUIDITY AND CAPITAL RESOURCES

         For the year ended June 30, 2002, the Company's cash and cash equivalents decreased by approximately $4,705,000 to $5,826,000. The decrease in cash and cash equivalents was due to cash used by operating activities of approximately $4,513,000, capital expenditures of approximately $91,000, repayment of capital lease obligation and other of approximately $44,000, and expenditures for other assets (primarily patents) of $57,000.

         The Company has entered into an agreement to terminate the lease on its 37,000 sq. ft. Optical Thin Film Technology Center effective September 30, 2002. Operations in this facility ceased in November 2001 in connection with the Company's restructuring and cost reduction measures, as previously announced. The termination agreement requires payment of a cancellation fee of approximately $161,000, and relieves the Company of a lease obligation estimated at approximately $460,000.

         Contractual cash commitments for the fiscal years subsequent to June 30, 2002 are summarized as follows:

                             2003           2004       THEREAFTER          TOTAL
     Long-term debt          $  --          $  --           $   --         $   --
     Capital leases         34,450          3,874               --         38,324
     Operating leases      211,000         12,000               --        223,000
                          --------        -------           ------       --------
                          $245,450        $15,874           $   --       $261,324
                          ========        =======           ======       ========

         The Company intends to continue devoting resources to internally-funded research and development spending on both new products and the improvement of existing products. The Company also intends to devote resources to the marketing and product support of its new and existing medical and optical thin films product lines. These investments may temporarily result in negative cash flow, but the Company anticipates that the results of these efforts will translate into increased revenues and profits.

         The Company believes that its cash and cash equivalents are sufficient to support working capital and investment needs for at least the next twelve months.

RECENT ACCOUNTING PRONOUNCEMENTS

         In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards ("SFAS") No. 141, BUSINESS COMBINATIONS. SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. This statement is effective for all combinations initiated after June 30, 2001. The adoption of SFAS No. 141 on July 1, 2001 had no impact on the Company's consolidated financial statements.

         In June 2001, the FASB issued SFAS No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS. This statement applies to goodwill and intangible assets acquired after June 30, 2001, as well as goodwill and intangible assets previously acquired. Under this statement goodwill as well as certain other intangible assets, determined to have an indefinite life, will no longer be amortized; instead these assets will be reviewed for impairment on a periodic basis. This statement was adopted by the Company on July 1, 2001. The adoption of this new accounting standard did not have a material impact on the Company's consolidated financial statements.

         In October 2001, the FASB issued SFAS No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS, which is effective in fiscal years beginning after December 15, 2001 and interim periods within those fiscal periods. SFAS No. 144 supersedes FASB Statement No. 121 ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF, and parts of APB Opinion No. 30, REPORTING THE RESULTS OF OPERATIONS-REPORTING THE EFFECTS OF DISPOSAL OF A SEGMENT OF A BUSINESS, AND EXTRAORDINARY, UNUSUAL AND INFREQUENTLY OCCURRING EVENTS AND TRANSACTIONS RELATING TO EXTRAORDINARY ITEMS," however, SFAS No. 144 retains the requirement of APB Opinion No. 30 to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that either has been disposed of (by sale, by abandonment, or in a distribution to owners) or is classified as held for sale. SFAS No. 144 addresses financial accounting and reporting for the impairment of certain long-lived assets and for long-lived assets to be disposed of. The Company does not believe adopting SFAS No. 144 on July 1, 2002 will have a material impact on the Company's consolidated financial statements.

         The FASB issued SFAS No. 145, RESCISSION OF FASB STATEMENTS NO. 4, 44, AND 64, AMENDMENT OF FASB STATEMENT NO. 13, AND TECHNICAL CORRECTIONS, effective for fiscal years beginning May 15, 2002 or later that rescinds FASB Statement No. 4, REPORTING GAINS AND LOSSES FROM EXTINGUISHMENT OF DEBT, FASB Statement No. 64, EXTINGUISHMENTS OF DEBT MADE TO SATISFY SINKING-FUND REQUIREMENTS, and FASB Statement No. 44, ACCOUNTING FOR INTANGIBLE ASSETS OF MOTOR CARRIERS. This Statement amends SFAS No. 4 and SFAS No. 13, ACCOUNTING FOR LEASES, to eliminate an inconsistency between the required accounting for sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The Company does not believe adopting SFAS No. 145 on July 1, 2002 will have a material impact on its consolidated financial statements.

         In July 2002, the FASB issued SFAS No. 146, ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES. SFAS No. 146 is based on the fundamental principle that a liability for a cost associated with an exit or disposal activity should be recorded when it (1) is incurred, that is, when it meets the definition of a liability in FASB Concepts Statement No. 6, ELEMENTS OF FINANCIAL STATEMENTS, and (2) can be measured at fair value. The principal reason for issuing SFAS No. 146 is the Board's belief that some liabilities for costs associated with exit or disposal activities that entities record under current accounting pronouncements, in particular EITF Issue 94-3, do not meet the definition of a liability. SFAS No. 146 nullifies EITF Issue 94-3; thus, it will have a significant effect on practice because commitment to an exit or disposal plan no longer will be a sufficient basis for recording a liability for costs related to those activities. SFAS No. 146 is effective for exit and disposal activities initiated after December 31, 2002. Early application is encouraged; however, previously issued financial statements may not be restated. An entity would continue to apply the provisions of EITF Issue 94-3 to an exit activity that is initiated under an exit plan that met the criteria of EITF Issue 94-3 before the entity initially applied SFAS No. 146. The Company does not believe adopting SFAS No. 146 on July 1, 2002 will have a material impact on its consolidated financial statements.

TRENDS AND UNCERTAINTIES THAT MAY AFFECT FUTURE RESULTS

         The Company's asset impairment, restructuring and workforce reduction measures implemented in fiscal year 2002, and other cost saving measures, are expected to result in a reduction in future annual operating expenses, primarily in the areas of cost of goods sold and research and development. These cost reduction measures are expected to result in expense savings of at least $4 million per year, of which approximately $3.2 million per year represent actual cash savings, and the remainder is due to a reduction in annual depreciation and amortization expense.

         For the quarter ended June 30, 2002, cash and cash equivalents decreased by approximately $905,000, a 10% sequential decrease in cash usage from the previous quarter ended March 31, 2002. A further reduction in the rate of cash usage is anticipated during the quarter ending September 30, 2002.

         Capital equipment expenditures during the year ended June 30, 2002 were approximately $91,000, down 97% from the $3.6 million for fiscal year 2001. Future capital equipment expenditures will be dependent upon future sales and success of on-going research and development efforts. It is anticipated that the level of capital spending for the foreseeable future will continue to be substantially lower than fiscal year 2001.

         For the quarter ended June 30, 2002, research and development expenses were approximately $355,000, down 64% from the $999,000 for the quarter ended June 30, 2001. It is anticipated that the quarterly level of R&D expenses for the foreseeable future will be substantially lower than fiscal year 2001, but is ultimately dependent upon the Company's assessment of new product opportunities.

         The Company is pursuing advances on several fronts in the medical area and certain non-medical applications of its optical technology. Among these initiatives are a new 30 degree line of sight version of the successful 5 mm laparoscope, a new version of the 4 mm arthroscope for use in carpal tunnel surgery, and other new products.

Following customer evaluations of a new, longer version of the Company's standard 10 mm laparoscope, a pilot production order was received for this instrument for use in bariatric surgery. The Company also previously announced several major successes related to its medical instrument business:

            - The first production shipment of autoclavable endoscopes in March
              2002.
            - Receipt of new orders for stereo endoscopes and related products.
            - Receipt of new orders for the development and production of a relay lens system for use in medical digital photo microscopy.

         These initiatives have generated orders from new and existing customers totaling approximately $780,000, of which approximately $68,000 was shipped in fiscal year 2002, and approximately $445,000 is scheduled to be shipped during the first half of fiscal year 2003. The timing of the remaining shipments on these orders of approximately $267,000 is dependent upon customer delivery instructions. The Company anticipates additional follow-on orders for these products.

         Achievements of ISO 9001 and CE Mark certification, as previously announced, are also expected to support increased future sales opportunities, both foreign and domestic, for the Company's medical products.

COMMON STOCK LISTING ON NASDAQ SMALLCAP MARKET

         The Company has been notified that it is not in compliance with the $1.00 minimum share price requirement for continued listing on the Nasdaq SmallCap Market. The Company will have until February 10, 2003 to regain compliance with Nasdaq's $1.00 minimum bid price requirement. In order to regain compliance, the bid price of the Company's common stock must close at or above $1.00 per share for a minimum of 10 consecutive trading days. As indicated above, the Company has undertaken a number of product development and marketing initiatives to increase sales and shareholder value.

         The delisting of the Company's common stock from the Nasdaq SmallCap Market may materially impair the stockholder's ability to buy and sell shares of the Company's common stock, and could have an adverse effect on the market price of, and the efficiency of the trading market for, the Company's common stock. In addition, the delisting of the Company's common stock could significantly impair the Company's ability to raise capital should it desire to do so in the future.

         The Company's listing on the Nasdaq SmallCap Market is very important to the Company and the Company intends to take all reasonable measures to regain and maintain compliance. The Company intends to seek shareholder approval at the annual meeting of shareholders in November 2002 of an amendment to its Articles of Organization to effect a reverse stock split. The Company believes that a reverse stock split will increase the chances that its common stock will trade at or above the required $1.00 minimum bid price. There can be no assurance, however, that a reverse stock split will have the desired consequences. Specifically, there can be no assurance that, after a reverse stock split, the market price of the common stock will not decrease to a level that causes the Company to again face de-listing, or that the Company's market capitalization after the reverse split will not be less than its market capitalization before the reverse split.

ITEM 7. CONSOLIDATED FINANCIAL STATEMENTS: The Consolidated Financial Statements are filed on pages 17 through 38 of this Form 10-KSB.

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

Consolidated Financial Statements
as of June 30, 2002 and 2001
Together with Auditors' Report

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders
Precision Optics Corporation, Inc.:

We have audited the accompanying consolidated balance sheet of Precision Optics Corporation, Inc. and subsidiaries as of June 30, 2002 and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The accompanying consolidated balance sheet of Precision Optics Corporation, Inc. and subsidiaries as of June 30, 2001 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the two-year period ended June 30, 2001 were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those consolidated financial statements in their report dated July 24, 2001.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2002 consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Precision Optics Corporation, Inc. and subsidiaries as of June 30, 2002 and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

                                                     /s/  KPMG LLP


Boston, Massachusetts
August 14, 2002

THE FOLLOWING REPORT OF ARTHUR ANDERSEN LLP ("ANDERSEN") IS A COPY OF THE REPORT PREVIOUSLY ISSUED BY ANDERSEN ON JULY 24, 2001. THE REPORT OF ANDERSEN IS INCLUDED IN THIS ANNUAL REPORT ON FORM 10-KSB PURSUANT TO RULE 2-02(E) OF REGULATION S-X. AFTER REASONABLE EFFORTS THE COMPANY HAS NOT BEEN ABLE TO OBTAIN A REISSUED REPORT FROM ANDERSEN. ANDERSEN HAS NOT CONSENTED TO THE INCLUSION OF ITS REPORT IN THIS ANNUAL REPORT ON FORM 10-KSB. BECAUSE ANDERSEN HAS NOT CONSENTED TO THE INCLUSION OF ITS REPORT IN THIS ANNUAL REPORT, IT MAY BE DIFFICULT FOR YOU TO SEEK REMEDIES AGAINST ANDERSEN AND YOUR ABILITY TO SEEK RELIEF AGAINST ANDERSEN MAY BE IMPAIRED.

REPORT OF INDEPENDENT AUDITORS

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

                                                     /s/  Arthur Andersen, LLP
                                                          Arthur Andersen, LLP

Boston, Massachusetts
July 24, 2001

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

Consolidated Balance Sheets
  June 30, 2002 and 2001

                                                                         2002              2001
ASSETS
Current Assets:
   Cash and cash equivalents                                          $ 5,825,601       $10,530,298
   Accounts receivable (net of allowance for doubtful
      accounts of approximately $155,000 in 2002 and 2001).               374,499         1,003,496
   Inventories                                                          1,009,009         1,524,119
   Prepaid expenses                                                        93,574           109,760
   Refundable income taxes                                                 13,849                --
   Assets held for sale                                                   847,696                --

                                                                      -----------       -----------
         Total current assets                                           8,164,228        13,167,673
                                                                      -----------       -----------
Property and Equipment, at cost:
   Machinery and equipment                                              3,302,304         8,459,998
   Leasehold improvements                                                 543,851           761,525
   Furniture and fixtures                                                  95,200           125,038
   Vehicles                                                                42,343            39,486

                                                                        3,983,698         9,386,047

   Less--Accumulated depreciation and amortization                      3,492,403         3,600,380
                                                                      -----------       -----------
                                                                          491,295         5,785,667
                                                                      -----------       -----------
Other Assets:
   Cash surrender value of life insurance policies                         42,127            37,065

   Patents, net                                                           182,389           229,606
                                                                      -----------       -----------
         Total other assets                                               224,516           266,671
                                                                      -----------       -----------
                                                                      $ 8,880,039       $19,220,011
                                                                      ===========       ===========

                                                                      2002              2001

LIABILITIES AND STOCKHOLDERS' EQUITY
  Current Liabilities:
     Current portion of capital lease obligation                 $     33,544        $     51,695
     Accounts payable                                                 118,901             584,786
     Customer advances                                                 30,000                  --
     Accrued payroll                                                   63,650             103,392
     Accrued  bonuses                                                  30,000              15,000
     Accrued professional services                                    105,995              69,051
     Accrued vacation                                                 121,042             119,143
     Accrued warranty expense                                          50,000              50,000
     Accrued income taxes                                                 912                 912
     Other accrued liabilities                                         24,509              68,077
     Accrued restructuring expense                                    167,971                  --
                                                                 ------------        ------------
           Total current liabilities                                  746,524           1,062,056
                                                                 ------------        ------------
  Capital Lease Obligation, net of current portion, and
     Other                                                             17,705              68,703
                                                                 ------------        ------------
  Commitments (Note 3)

  Stockholders' Equity:
     Common stock, $0.01 par value-
       Authorized--20,000,000 shares
       Issued and outstanding--10,503,908
          shares at June 30, 2002 and 2001                            105,039             105,039

     Additional paid-in capital                                    27,682,657          27,682,657

     Accumulated deficit                                          (19,671,886)         (9,698,444)
                                                                 ------------        ------------
           Total stockholders' equity                               8,115,810          18,089,252
                                                                 ------------        ------------

                                                                 $  8,880,039        $ 19,220,011
                                                                 ============        ============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

Consolidated Statements of Operations
for the Years Ended June 30, 2002, 2001, and 2000

                                                                       2002              2001             2000
Revenues                                                         $  1,774,283       $  4,247,828       $ 3,009,649
Cost of Goods Sold                                                  3,123,196          3,438,679         1,965,989
                                                                 ------------       ------------       -----------
         Gross profit (loss)                                       (1,348,913)           809,149         1,043,660
                                                                 ------------       ------------       -----------
Research and Development Expenses                                   2,270,880          3,215,257         1,694,409

Selling, General and Administrative Expenses                        2,079,994          2,103,517         1,759,886

Provision for Asset Impairment and Restructuring                    4,445,021                 --                --
                                                                 ------------       ------------       -----------
         Total operating expenses                                   8,795,895          5,318,774         3,454,295
                                                                 ------------       ------------       -----------

         Operating loss                                           (10,144,808)        (4,509,625)       (2,410,635)

Interest Income                                                       192,241            780,395           279,974

Interest Expense                                                      (19,963)           (11,860)          (24,317)
                                                                 -------------      ------------       -----------
         Loss before provision for income taxes                    (9,972,530)        (3,741,090)       (2,154,978)

Provision for Income Taxes                                                912                912               912
                                                                 -------------      ------------       -----------
         Net loss                                                $ (9,973,442)      $ (3,742,002)      $(2,155,890)
                                                                 ============       ============       ===========
Basic and Diluted Loss per Share                                 $       (.95)      $       (.36)      $      (.26)
                                                                 ============       ============       ===========
Weighted Average Common Shares Outstanding                         10,503,908         10,473,348         8,379,408
                                                                 ============       ============       ===========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity for the Years Ended June 30, 2002, 2001 and 2000

=============================================================================================================================
                                                                              Additional                          Total
                                                  Number of    Common           Paid-in        Accumulated      Stockholders'
                                                   Shares       Stock           Capital          Deficit          Equity
-----------------------------------------------------------------------------------------------------------------------------
Balance, June 30, 1999                            6,687,595     $ 66,876     $  6,206,411      $ (3,800,552)     $  2,472,735

   Proceeds from exercise of
    options and warrants to purchase
    common stock                                  1,808,100       18,081        3,908,836                --         3,926,917

   Net proceeds from private
    placement of common stock                     1,789,463       17,895       14,978,948                --        14,996,843

   Net loss                                              --           --               --        (2,155,890)       (2,155,890)
                                                -----------     --------     ------------      ------------      ------------
Balance, June 30, 2000                           10,285,158      102,852       25,094,195        (5,956,442)       19,240,605

   Proceeds from litigation settlement                   --           --        2,368,485                --         2,368,485

   Proceeds from exercise of
    options and warrants to purchase
    common stock                                    218,750        2,187          236,898                --           239,085

   Costs associated with private
     placement of common stock                           --           --          (16,921)               --           (16,921)

   Net loss                                              --           --               --        (3,742,002)       (3,742,002)
                                                -----------     --------     ------------      ------------      ------------
   Balance, June 30, 2001                        10,503,908      105,039       27,682,657        (9,698,444)       18,089,252

    Net loss                                             --           --               --        (9,973,442)       (9,973,442)
                                                -----------     --------     ------------      ------------      ------------
   Balance, June 30, 2002                       $10,503,908     $105,039     $ 27,682,657      $(19,671,886)     $  8,115,810
                                                ===========     ========     ============      ============      ============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows for the
Years Ended June 30, 2002, 2001, and 2000

                                                                            2002              2001               2000
Cash Flows from Operating Activities:
   Net loss                                                             $ (9,973,442)      $ (3,742,002)      $ (2,155,890)
   Adjustments to reconcile net loss to net cash used in
     operating activities-
     Depreciation and amortization                                           593,491            730,500            481,569
     Provision for asset impairment                                        4,042,956                 --                 --
     Provision for inventory write-down                                      540,000                 --                 --
     Other                                                                   (25,345)                --
     Changes in operating assets and liabilities-
       Accounts receivable, net                                              628,997           (365,197)          (428,220)
       Inventories                                                           (24,890)          (414,608)          (130,227)
       Prepaid expenses                                                       16,186            (38,953)           (22,811)
       Refundable income taxes                                               (13,849)                --                 --
       Accounts payable                                                     (465,885)           265,690            124,477
       Accrued restructuring expense                                         167,971                 --                 --
       Customer advances                                                      30,000                 --                 --
       Other accrued expenses                                                (29,467)            84,185             26,103
                                                                        ------------       ------------       ------------
         Net cash used in operating activities                            (4,513,277)        (3,448,168)        (2,104,999)
                                                                        ------------       ------------       ------------
Cash Flows from Investing Activities:
   Purchases of property and equipment                                       (90,818)        (3,617,134)        (1,990,527)
   Increase in other assets                                                  (56,798)           (27,877)           (36,628)
                                                                        ------------       ------------       ------------
         Net cash used in investing activities                              (147,616)        (3,645,011)        (2,027,155)
                                                                        ------------       ------------       ------------
Cash Flows from Financing Activities:
   Repayment of capital lease obligation and other                           (43,804)           (95,922)          (143,588)
   Proceeds from litigation settlement                                            --          2,368,485                 --
   Net proceeds (costs) from private placements of common stock                   --            (16,921)        14,996,843
   Proceeds from exercise of stock options and warrants                           --            239,085          3,926,917
                                                                        ------------       ------------       ------------
         Net cash provided by (used in) financing activities                 (43,804)         2,494,727         18,780,172
                                                                        ------------       ------------       ------------
Net Increase (Decrease) in Cash and Cash Equivalents                      (4,704,697)        (4,598,452)        14,648,018

Cash and Cash Equivalents, beginning of year                            $ 10,530,298         15,128,750            480,732
                                                                        ------------       ------------       ------------
Cash and Cash Equivalents, end of year                                  $  5,825,601       $ 10,530,298       $ 15,128,750
                                                                        ============       ============       ============
Supplemental Disclosure of Cash Flow Information:
   Cash paid during the year for-
     Interest                                                           $     19,963       $     11,860       $     24,317
                                                                        ============       ============       ============
     Income taxes                                                       $        912       $        912       $        912
                                                                        ============       ============       ============
Supplemental Disclosure of Noncash Investing and Financing
Activities:
   Capital lease obligation                                             $         --       $         --       $     55,837
                                                                        ============       ============       ============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, June 30, 2002

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     (a)  NATURE OF BUSINESS

          Precision Optics Corporation, Inc. (the "Company") designs, develops, manufactures and sells specialized optical systems and components and optical thin-film coatings. The Company conducts business in one industry segment only and its customers are primarily domestic. The Company's products and services fall into two principal areas: (i) medical products for use by hospitals and physicians and (ii) advanced optical system design and development services and products.

          The Company has incurred significant operating losses during the last six fiscal years. This trend was primarily the result of the loss of several significant customers, completion of several large nonrecurring government contracts, and operating losses and provision for asset impairment, restructuring, and inventory write-downs associated with the downturn in demand for optical filters used in telecommunications systems. In fiscal 1998, the Company began making significant investments in research and development and capital purchases for new products. In August 1999 and March 2000, the Company raised gross proceeds of approximately $16 million of additional cash through the issuance of common stock (see Note 4). The Company believes, based on its operating and strategic plans along with the cash generated from the fiscal year 2000 equity financings, that it will have sufficient funds to conduct operations through at least the next fiscal year.

     (b)  PRINCIPLES OF CONSOLIDATION

          The accompanying consolidated financial statements include the accounts of the Company and its two wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

     (c)  REVENUES

          In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101 which establishes guidance in applying generally accepted accounting principles to revenue recognition in financial statements and was effective for the Company's fiscal year 2001. SAB No. 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the price to the buyer is fixed and determinable; and (4) collectibility is reasonably assured. The Company's shipping terms are customarily FOB shipping point. The Company's revenue recognition practices comply with the guidance in the bulletin.

          Revenues for industrial and medical products sold in the normal course of business are recognized upon shipment when delivery terms are FOB shipping point and all other revenue recognition criteria have been met. Contract revenues including revenues from customer-sponsored research and development contracts, are recognized under the percentage-of-completion method. The percentage of completion is determined by computing the percentage of the actual cost of work performed to the anticipated total contract costs. When the estimate on a contract indicates a loss, the Company's policy is to record the entire estimated loss in the current period.

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements June 30, 2002

     (d)  CASH AND CASH EQUIVALENTS

          The Company includes in cash equivalents all highly liquid investments with original maturities of three months or less at the time of acquisition. Cash equivalents of $5,678,705 and $9,951,016 at June 30, 2002 and 2001, respectively, consist primarily of overnight repurchase agreements, money market funds, and United States Treasury bills.

     (e)  INVENTORIES

          Inventories are stated at the lower of cost (first-in, first-out) or market and include material, labor and manufacturing overhead. The components of inventories at June 30, 2002 and 2001 are as follows:

                                    2002             2001
         Raw material         $       532,228   $       777,269
         Work-in-progress             302,128           462,517
         Finished goods               174,653           284,333
                              ---------------   ---------------
                              $     1,009,009   $     1,524,119
                              ===============   ===============

     (f)  PROPERTY AND EQUIPMENT

          Property and equipment are recorded at cost. Maintenance and repair items are expensed as incurred. The Company provides for depreciation and amortization by charges to operations, using the straight-line and declining-balance methods, which allocate the cost of property and equipment over the following estimated useful lives:

           ASSET CLASSIFICATION               ESTIMATED USEFUL LIFE
         Machinery and equipment    3-7 years
         Leasehold improvements     Shorter of lease term or estimated useful life
         Furniture and fixtures     5 years
         Vehicles                   3 years

          Amortization of assets under capital leases is included in depreciation and amortization expense. Depreciation and amortization expense was $552,116, $698,488 and $432,867 for the years ended June 30, 2002, 2001 and 2000, respectively.

     (g)  SIGNIFICANT CUSTOMERS AND CONCENTRATION OF CREDIT RISK

          Statement of Financial Accounting Standards (SFAS) No. 105, DISCLOSURE OF INFORMATION ABOUT FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK AND FINANCIAL INSTRUMENTS WITH CONCENTRATIONS OF CREDIT RISK, requires disclosure of any significant off-balance sheet and credit risk concentrations. Financial instruments that subject the Company to credit risk consist primarily of

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements June 30, 2002


          cash and cash equivalents and trade accounts receivable. The Company places its investments in highly rated financial institutions. The Company has not experienced any losses on these investments to date. At June 30, 2002 and 2001, receivables from the Company's largest customer were approximately 63% and 59% of the total accounts receivable, respectively. No other customer accounted for more than 10% of the Company's receivables as of June 30, 2002 and 2001. The Company has not experienced any material losses related to accounts receivable from individual customers. The Company generally does not require collateral or other security as a condition of sale rather relying on credit approval, balance limitation and monitoring procedures to control credit risk of trade account financial instruments. Management believes that allowances for doubtful accounts, which are established based upon review of specific account balances and historical experience, are adequate.

          Revenues from the Company's largest customers, as a percentage of total revenues, were as follows:

                                     2002         2001          2000
                  Customer A          23%          41%           46%
                  Customer B          18            7            11
                  Customer C           6           18             4
                  All Others          53           34            39
                                     ---          ---           ---
                                     100%         100%          100%
                                     ====         ====          ====

          No other customer accounted for more than 10% of the Company's revenues in fiscal year 2002, 2001 and 2000.

     (h)  LOSS PER SHARE

          The Company calculates earnings per share according to SFAS No. 128, EARNINGS PER SHARE. Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. For each of the three years in the period ended June 30, 2002, the effect of stock options and warrants was antidilutive; therefore, they were not included in the computation of diluted loss per share. The number of shares that were excluded from the computation, as their effect would be antidilutive, were 1,209,198, 1,232,598 and 1,396,698 during fiscal 2002, 2001, and 2000, respectively.

     (i)  STOCK-BASED COMPENSATION

          The Company accounts for its stock-based compensation using the intrinsic value method provided for under Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES and related interpretations, including FASB Interpretation No. 44, ACCOUNTING FOR CERTAIN TRANSACTIONS INVOLVING STOCK COMPENSATION, AN INTERPRETATION OF APB OPINION NO. 25, issued in March 2000. Under APB No. 25 and related interpretations, compensation cost is recognized based on the difference, if any, on the date of grant between the fair value of the Company's stock and the amount an employee must pay to acquire the stock. SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, establishes a fair-value-based method of accounting for stock-based compensation plans. The Company has adopted the disclosure-only alternative under SFAS No. 123, which requires the disclosure of the pro forma effects on earnings and earnings per share as if the fair value accounting prescribed by SFAS No. 123 had been adopted, as well as certain other information. [See Note 4 (c)].

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements June 30, 2002


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

     (k)  PATENTS

          Patents are carried at cost, less accumulated amortization of approximately $253,000 and $232,000 at June 30, 2002 and 2001,
          respectively. Such costs are amortized using the straight-line method over the shorter of their legal or estimated useful lives, generally five to ten years. Amortization expense was $41,375, $32,012, and $48,702 for the years ended June 30, 2002, 2001, and 2000, respectively.

     (l)  FINANCIAL INSTRUMENTS

          SFAS No. 107, DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS, requires disclosures about the fair value of financial instruments. Financial instruments consist principally of cash equivalents, accounts receivable, accounts payable, and accrued expenses. The estimated fair value of these financial instruments approximates their carrying value due to the short-term nature of these financial instruments.

     (m)  LONG-LIVED ASSETS

          The Company accounts for long-lived assets in accordance with SFAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF. This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

     (n)  WARRANTY COSTS

          The Company does not incur future performance obligations in the normal course of business other than providing a standard one-year warranty on materials and workmanship to its customers. The Company provides for estimated warranty costs at the time product revenue is recognized. Warranty costs were $9,317, $26,219, and $11,221 for the years ended June 30, 2002, 2001, and 2000, respectively and have been included as a component of cost of goods sold in the accompanying consolidated statements of operations.

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements June 30, 2002


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

          The Company's comprehensive loss for the years ended June 30, 2002, 2001 and 2000 was equal to its net loss for the same periods.

     (q)  INCOME TAXES

          Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

       In assessing the likelihood of utilization of existing deferred tax assets, management has considered historical results of operations and the current operating environment.

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

     (s)  RECENT ACCOUNTING PRONOUNCEMENTS

          In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards ("SFAS") No. 141, BUSINESS COMBINATIONS. SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. This statement is effective for all combinations initiated after June 30, 2001. The adoption of SFAS No. 141 on July 1, 2001 had no impact on the Company's consolidated financial statements.

       In June 2001, the FASB issued SFAS No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS. This statement applies to goodwill and intangible assets acquired after June 30, 2001, as well as goodwill and intangible assets previously acquired. Under this statement goodwill as well as certain other intangible assets, determined to have an indefinite life, will no longer be amortized; instead these assets will be reviewed for impairment on a periodic basis. This statement was adopted by the Company on July 1, 2001. The adoption of this new accounting standard did not have a material impact on the Company's consolidated financial statements.

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements June 30, 2002


        In October 2001, the FASB issued SFAS No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS, which is effective in fiscal years beginning after December 15, 2001 and interim periods within those fiscal periods. SFAS No. 144 supersedes FASB Statement
        No. 121 ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED
        ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF, and parts of APB Opinion No. 30, REPORTING THE RESULTS OF OPERATIONS-REPORTING THE EFFECTS OF DISPOSAL OF A SEGMENT OF A BUSINESS, AND EXTRAORDINARY, UNUSUAL AND INFREQUENTLY OCCURRING EVENTS AND TRANSACTIONS RELATING
        TO EXTRAORDINARY ITEMS, however, SFAS No. 144 retains the requirement of APB Opinion No. 30 to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that either has been disposed of (by sale, by abandonment, or in a distribution to owners) or is classified as held for sale. SFAS No. 144 addresses financial accounting and reporting for the impairment of certain long-lived assets and for long-lived assets to be disposed of. The Company does not believe adopting SFAS No. 144 on July 1, 2002 will have a material impact on the Company's consolidated financial statements.

        The FASB issued SFAS No. 145, RESCISSION OF FASB STATEMENTS NO. 4, 44, AND 64, AMENDMENT OF FASB STATEMENT NO. 13, AND TECHNICAL CORRECTIONS, effective for fiscal years beginning May 15, 2002 or later that rescinds FASB Statement No. 4, REPORTING GAINS AND LOSSES FROM EXTINGUISHMENT OF DEBT, FASB Statement No. 64, EXTINGUISHMENTS OF DEBT MADE TO SATISFY SINKING-FUND REQUIREMENTS, and FASB Statement No. 44, ACCOUNTING FOR INTANGIBLE ASSETS OF MOTOR CARRIERS. This Statement amends SFAS No. 4 and SFAS No. 13, ACCOUNTING FOR LEASES, to eliminate an inconsistency between the required accounting for sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The Company does not believe adopting SFAS No. 145 on July 1, 2002 will have a material impact on its consolidated financial statements.

        In July 2002, the FASB issued SFAS No. 146, ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES. SFAS No. 146 is based on the fundamental principle that a liability for a cost associated with an exit or disposal activity should be recorded when it (1) is incurred, that is, when it meets the definition of a liability in FASB Concepts Statement No. 6, ELEMENTS OF FINANCIAL STATEMENTS, and (2) can be measured at fair value. The principal reason for issuing SFAS No. 146 is the Board's belief that some liabilities for costs associated with exit or disposal activities that entities record under current accounting pronouncements, in particular EITF Issue 94-3, do not meet the definition of a liability. SFAS No. 146 nullifies EITF Issue 94-3; thus, it will have a significant effect on practice because commitment to an exit or disposal plan no longer will be a sufficient basis for recording a liability for costs related to those activities. SFAS No. 146 is effective for exit and disposal activities initiated after December 31, 2002. Early application is encouraged; however, previously issued financial statements may not be restated. An entity would continue to apply the provisions of EITF Issue 94-3 to an exit activity that is initiated under an exit plan that met the criteria of EITF Issue 94-3 before the entity initially applied SFAS No. 146. The Company does not believe adopting SFAS No. 146 on July 1, 2002 will have a material impact on its consolidated financial statements.

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements June 30, 2002


(2) CAPITAL LEASE OBLIGATION

At June 30, 2002, future minimum lease payments under capital lease obligation are as follows:

                                                                     AMOUNT
Fiscal year ended June 30 -
   2003                                                              $34,450
   2004                                                                3,874
                                                                     -------
         Total minimum lease payments                                 38,324

Amount representing interest (at rates ranging from 7.5% to 9.4%)      1,721
                                                                     -------

         Present value of future  minimum lease payments              36,603

Less--Current portion                                                 33,544
                                                                     -------
                                                                     $ 3,059
                                                                     =======

         Capital leases are secured by substantially all assets of the Company under a security agreement.

(3)  COMMITMENTS

     (a)  RELATED PARTY TRANSACTIONS

          The Company leases one of its facilities from a corporation owned by an officer of the Company. The lease terminated in December 1999 and required lease payments of $9,000 per month. The Company is currently a tenant at will paying lease payments of $9,000 a month. Total rent expense for related parties included in the accompanying consolidated statements of operations amounted to $108,000 in each of fiscal years 2002, 2001, and 2000.

          The Company paid fees to a director of approximately $24,000, $24,000, and $45,000 for services performed during fiscal 2002, 2001 and 2000, respectively. Another director is a former partner in a law firm that has performed legal services for the Company during fiscal 2002, 2001 and 2000 of approximately $117,000, $320,000, and $253,000, respectively. Another director is the owner of a company that provided approximately $19,000, $20,000, and $67,000 in software and consulting services to the Company during fiscal 2002, 2001 and 2000, respectively.

     (b)  OPERATING LEASE COMMITMENTS

          In August 2000, the Company entered into a facility lease for development and manufacturing purposes. The lease includes a yearly escalation clause and provides for the option to renew at the end of the term. Lease commitments began in November 2000 and include estimated-shared costs. The lease expires in October 2005. In August 2002, the Company entered into a lease termination agreement, providing for the termination of this lease effective September 30, 2002 by payment of a lease cancellation fee of approximately $161,000 in September 2002. [See Note 6]

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements June 30, 2002


          The Company has entered into operating leases for its office space and equipment that expire at various dates through fiscal year 2004. Total future minimum rental payments under all non-cancelable operating leases are approximately as follows:

                                         AMOUNT
         Fiscal year ended June 30--
            2003                      $ 211,000
            2004                         12,000
                                      ---------
                                      $ 223,000
                                      =========

       Rent expense on operating leases was approximately $178,000, $258,000, and $158,000 for the years ended June 30, 2002, 2001 and 2000, respectively.

(4)  STOCKHOLDERS' EQUITY

     (a)  PRIVATE PLACEMENTS

          In fiscal year 2000, the Company completed two private placements of a total of 1,789,463 shares of common stock with net proceeds of $14,996,843. In conjunction with this offering, the purchasers were issued warrants to acquire 1,465,798 shares of common stock at a weighted average exercise price of $9.26 per share.

     (b)  WARRANTS

          During fiscal year 2000, warrants with an exercise price of $4.00 per share for 500,000 common shares and warrants with an exercise price of $1.125 per share for 789,500 common shares were exercised, resulting in proceeds to the Company of $2,888,188. During fiscal year 2001, warrants with an exercise price of $1.125 per share for 210,500 shares were exercised resulting in proceeds to the Company of $236,813. As of June 30, 2002, the Company had 465,798 fully-exercisable warrants to acquire common stock outstanding at a weighted average exercise price of $26.73. The warrants are immediately exercisable and expire in March 2005.

     (c)  STOCK OPTIONS

          During fiscal 1989, the stockholders approved a stock option plan (the "1989 Plan") for key employees. The 1989 Plan, as amended, authorizes the grant of options of up to 1,110,000 shares of the Company's common stock at an exercise price of not less than 100% of the fair market value per share at the date of grant. Options granted vest and are exercisable for periods determined by the Board of Directors, not to exceed 10 years from the date of grant.

          During fiscal 1998, the stockholders approved an incentive plan (the "1997 Incentive Plan"), which provides eligible participants (certain employees, directors, consultants, etc.) the opportunity to receive a broad variety of equity based and cash awards. Options granted vest and are exercisable for periods determined by the Board of Directors, not to exceed 10 years from the date of grant. A total of 1,200,000 shares of common stock have been reserved for issuance under the 1997 Incentive Plan. Upon the adoption of the 1997 Incentive Plan, no new awards will be granted under the 1989 Plan. At June 30, 2002, 614,750 shares of common stock were available for future grants under the 1997 Incentive Plan.

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements June 30, 2002


         The following is a summary of transactions in the plans for the three years ended June 30, 2002:

                                                                                         WEIGHTED
                                                                                         AVERAGE
                                                  NUMBER OF       OPTION PRICE PER       EXERCISE
                                                   SHARES               SHARE              PRICE
          Options outstanding, June 30, 1999        961,500          1.312-3.844            2.39
             Granted                                215,000            1.00-5.00            3.91
             Exercised                             (441,100)          1.00-3.844            2.13
             Canceled                               (81,500)          1.00-3.844            2.55
                                                  ---------          ------------        -------
          Options outstanding, June 30, 2000        653,900            1.00-5.00            3.03
              Granted                                66,900           2.50-12.50            5.65
              Exercised                              (8,250)          1.00-1.563            1.36
              Canceled                                 (750)               3.844           3.844
                                                  ---------          -----------         -------
          Options outstanding, June 30, 2001        711,800          $1.00-12.50         $  2.73
              Granted                               180,500             .67-1.19             .78
              Canceled                             (203,900)           1.00-5.00            4.93
                                                  ---------          -----------         -------
          Options outstanding, June 30, 2002        688,400          $ .67-12.50         $  2.33
                                                  =========          ===========         =======
          Options exercisable, June 30, 2002        556,450          $ .67-12.50         $  2.53
                                                  =========          ===========         =======
          Options exercisable, June 30, 2001        551,125          $1.00-12.50         $  2.95
                                                  =========          ===========         =======
          Options exercisable, June 30, 2000        386,400          $ 1.00-5.00         $  2.42
                                                  =========          ===========         =======

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements June 30, 2002


       The following table summarizes information about stock options outstanding and exercisable at June 30, 2002:

                             OPTIONS OUTSTANDING                                 OPTIONS EXERCISABLE
  -------------------------------------------------------------------------- -- ---------------------------------------
                                            Weighted
                                             Average          Weighted                        Weighted
    Range of                                Remaining         Average                          Average
    Exercise                Options        Contractual        Exercise            Options      Exercise
     Prices               Outstanding         Life              Price           Exercisable      Price
       $.67-$.76             152,100        9.56 years             $.71             56,775         $ .72

      1.00 - 1.375           190,900        4.29 years            $1.31            165,225         $1.33

      1.56 - 2.19            111,000        4.85 years            $1.82            111,000         $1.82

          2.75                 6,250        5.12 years            $2.75              6,250         $2.75

      3.84 - 5.50            216,250        5.94 years            $4.05            211,250         $4.05

         12.50                11,900        8.17 years           $12.50              5,950        $12.50
                             -------                                              --------
     $.67 - $12.50           688,400        4.89 years            $2.33            556,450         $2.53
                             =======                                              ========

       In addition, the Company has granted options outside the plans, primarily to directors and consultants at 100% of the fair market value per share at the date of grant. The weighted average remaining contractual life of the options outside the plans is 2.66 years as of June 30, 2002. The following is a summary of all transactions outside the plans:

                                                                                              WEIGHTED
                                                                                               AVERAGE
                                                     NUMBER OF         OPTION PRICE            EXERCISE
                                                      SHARES            PER SHARE               PRICE
         Options outstanding, June 30, 1999            144,000             0.50-5.69                1.50
            Exercised                                  (77,500)            0.50-5.69                1.75
                                                      --------             ---------              ------

         Options outstanding, June 30, 2000             66,500            0.50-1.375                1.20
             Canceled                                  (11,500)                 0.50                0.50
                                                      --------           -----------              ------

         Options outstanding, June 30, 2001             55,000           $1.30-1.375              $ 1.35
                                                      ========           ===========              ======

         Options outstanding, June 30, 2002             55,000           $1.30-1.375              $ 1.35
                                                      ========         =============              ======

         Options exercisable, June 30, 2002             55,000           $1.30-1.375              $ 1.35
                                                      ========         =============              ======

         Options exercisable, June 30, 2001             55,000           $1.30-1.375              $ 1.35
                                                      ========         =============              ======

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements June 30, 2002


       The Company has computed the pro forma disclosures required under SFAS No. 123 for fiscal 2002, 2001 and 2000 using the Black-Scholes option pricing model prescribed by SFAS No. 123.

       The assumptions used for each of the three years in the period ended June 30, 2002 are as follows:


                                                    YEAR ENDED
                                         ------------------------------------
                                            2002          2001           2000
          Risk-free interest rates         4.10%         5.52%          6.30%
          Expected dividend yield              -             -              -
          Expected lives                 7 years       7 years        7 years
          Expected volatility               279%          123%            99%
          Weighted average fair value
           of grants                        $.78         $5.18          $3.32

       The effect of applying SFAS No. 123 would be as follows:

                                                                YEAR ENDED
                                             ----------------------------------------
                                                  2002           2001            2000
         Net loss-
            As reported                      $ (9,973,442)   $ (3,742,002)  $  (2,155,890)
            Pro forma                        $(10,071,916)   $ (4,204,298)  $  (2,623,201)

         Net loss per share-
            As reported, basic and diluted   $       (.95)   $       (.36)  $        (.26)
            Pro forma, basic and diluted     $       (.96)   $       (.40)  $        (.31)

     (5)  INCOME TAXES

          The provision for income taxes in the accompanying consolidated statements of operations consists of the following for the three years ended June 30, 2002:

                      2002             2001              2000
Current-
   Federal             $  --             $  --            $  --
   State                 912               912              912
   Foreign                --                --               --
                       -----             -----            -----
                         912               912              912
                       -----             -----            -----
Deferred-
   Federal                --                --               --
   State                  --                --               --
                       -----             -----            -----
                       $ 912             $ 912            $ 912
                       =====             =====            =====

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements June 30, 2002


A reconciliation of the federal statutory rate to the Company's effective tax rate for the three years ended June 30, 2002 is as follows:


                                                   2002        2001          2000
Income tax benefit at federal statutory rate      (34.0)%     (34.0)%       (34.0)%

Increase (decrease) in tax resulting from-
   State taxes, net of federal benefit             (6.0)       (6.0)         (6.0)
   Tax Credits                                      (.7)       (4.9)         (2.8)
   Change in valuation allowance (net of
     valuation allowance of approximately
     $929,000 and $2,223,000 related to
     items allocable to stockholders' equity
     for fiscal 2001 and 2000, respectively)       40.0        44.5          38.7
    Other                                            .7          .4           4.1
                                                  -----       -----        ------
         Effective tax rate                         0.0%        0.0%          0.0%
                                                  =====       =====        ======

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements June 30, 2002


          The components of the net deferred tax asset at June 30, 2002 and 2001 are approximately as follows:

                                                      2002              2001
Deferred tax assets:
     Net operating loss carryforwards             $ 5,553,000       $ 3,758,000
     Tax credit carryforwards                         595,000           527,000
     Reserves and accruals not yet
      deducted for tax purposes                     3,972,000         1,787,000
                                                  -----------       -----------
Total deferred tax assets                          10,120,000         6,072,000

Deferred tax liabilities:
     Accelerated depreciation                        (485,000)         (425,000)
Valuation allowance                                (9,635,000)       (5,647,000)
                                                  -----------       -----------
Net deferred tax asset                            $        --       $        --
                                                  ===========       ===========

          The Company has provided a valuation allowance to reduce the net deferred tax asset to an amount the Company believes is "more likely than not" to be realized. The valuation allowance increased in fiscal 2002 by approximately $3,988,000 primarily due to the generation of a net operating loss carryforward and the recording of provisions for asset impairment and restructuring. Approximately $2,241,000 of the valuation allowance at June 30, 2002 related to the exercise of stock options will be allocated to stockholders' equity when recognized. As of June 30, 2002, the Company has net operating loss carryforwards for U.S. federal and state income taxes of approximately $13,880,000 and $14,339,000, respectively. The U.S. federal net operating loss carryforwards expire approximately as follows: $730,000 in 2013, $1,500,000 in 2019, $7,150,000 in 2020, and $4,500,000 in 2022. The
          state net operating loss carryforwards expire approximately as follows: $1,244,000 in 2003, $1,487,000 in 2004, $7,108,000 in 2005,
          and $4,500,000 in 2007. The tax credit carryforwards expire in 2003 through 2022. Pursuant to the Tax Reform Act of 1986, the utilization of net operating loss carryforwards for tax purposes may be subject to an annual limitation if a cumulative change of ownership of more than 50% occurs over a three-year period. As a result of the Company's recent stock offerings, such a change in ownership may have occurred. In the event that the Company has had a change in ownership, as defined, the utilization of substantially all of the Company's net operating loss carryforwards may be restricted.

     (6)  PROVISION  FOR  ASSET IMPAIRMENT AND RESTRUCTURING

          The sharp reduction in demand and industry-wide excess inventory levels of passive telecommunications components has hampered the Company's ability to obtain new orders for its DWDM products. In calendar year 2001, the Company announced that two major customers for DWDM filters had canceled the balance of orders placed with the Company.

          Revenues from DWDM filters and test instrumentation in the quarters ended September 30, 2001 and December 31, 2001 were sharply lower than in previous quarters, and such revenues were negligible in the quarters ended March 31, 2002 and June 30, 2002. Current business prospects in this marketplace continue to remain negligible because of the lack of visibility concerning future spending levels for telecommunications equipment.

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements June 30, 2002


Asset Impairment:

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121:
ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF, the Company reviews the recoverability of its long-lived assets when changes in circumstances indicate the carrying value of the asset may not be recoverable. As a result of the business conditions noted above, the Company determined such an assessment was required for the assets invested in its optical thin films business. The Company assesses recoverability of its assets based upon cumulative expected undiscounted cash flows of the related product lines. As a result of this assessment, the Company determined that the costs invested in certain property and equipment of the Company's optical thin film coating business are not fully recoverable and, under generally accepted accounting principles, should be written down to the lower of carrying value or fair market value (or, in the case of assets held for sale, fair value less cost to sell). Fair market value was determined by an independent appraisal based on a market approach.

Consequently, in the quarter ended September 30, 2001, the Company recorded a pretax non-cash charge of $3,444,378 for the impairment in value of certain of its optical thin film coating property and equipment.

As a result of the continuing and more recent decline in spending levels for telecommunications equipment, the Company obtained an updated independent appraisal of the fair market value of its optical thin film coating fixed assets and reviewed the recoverability of other intangible assets, as part of its review of fiscal year 2002 financial results. This assessment resulted in an additional pretax non-cash impairment charge of $598,578 recorded in the quarter ended June 30, 2002, which includes a charge of approximately $58,000 for the writeoff of certain patent costs deemed not to have future value.

The thin film coating equipment used in the Company's telecommunications product line is idle, and as of June 30, 2002, is being held for sale. Accordingly, these assets (whose fair value less cost to sell is estimated at $847,696) have been reclassified to the category of "Assets held for sale" in the accompanying consolidated balance sheet as of June 30, 2002.

Restructuring:

On August 1, 2001, the Company announced that it had reduced its workforce by approximately 30%, or 24 employees, and indicated it would be monitoring marketplace conditions to determine whether additional cost savings measures would be necessary.

The Company has taken additional measures to reflect the lower revenue expectations in its telecommunications product line by a further reduction in its workforce in November, 2001, and by recording provisions for employee severance and costs of idle leased space in its Optical Thin Films Technology Center. The November 2001 workforce reduction affected 13 employees, or 24% of the existing workforce.

As a result of these actions, the Company recorded a non-recurring pretax charge to earnings of $402,065 in the year ended June 30, 2002, consisting of (1) a non-cash element of $215,815 representing the present value of future lease payments related to idle space in the Company's Optical Thin Films Technology Center plus a lease cancellation fee of approximately $161,000, and (2) $186,250 representing employee severance costs.

During the year ended June 30, 2002, cash payments of $234,094 were made for lease payments related to idle space and employee severance costs, leaving a balance of $167,971 of accrued restructuring expense, at June 30, 2002, related to lease payments and lease termination costs. The balance of accrued restructuring expense is expected to be paid during the quarter ending September 30, 2002.

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements June 30, 2002


         The following table sets forth the quarterly impacts and cash payments associated with the asset impairment and restructuring provisions:

                                                                                PROVISION FOR -
                                                ---------------------------------------------------------------------------
                                                   PROPERTY &                                 IDLE
                                                   EQUIPMENT      PATENT      EMPLOYEE        LEASE
                                                   WRITEDOWN      WRITEDOWN   SEVERAMCE       SPACE             TOTAL
Quarter Ended -
      September 30, 2001                           $ 3,444,378    $     --    $        --    $      --    $ 3,444,378
      December 31, 2001                                     --          --        186,250      482,000        668,250
      June 30, 2002                                    541,000      57,578             --     (266,185)       332,393
                                                   -----------    --------    -----------    ---------    -----------
Total Provision                                      3,985,378      57,578        186,250      215,815      4,445,021
Non-cash Charges                                    (3,985,378)    (57,578)            --           --     (4,042,956)
Cash Payments                                               --          --       (186,250)     (47,844)      (234,094)
                                                   -----------    --------    -----------    ---------    -----------
Provision Balance, June 30, 2002                   $        --    $     --    $        --    $ 167,971    $   167,971
                                                   ===========    ========    ===========    =========    ===========

     (7)  PROVISION FOR INVENTORY WRITE-DOWN

          As a result of the business conditions noted above, the Company determined that certain inventories of DWDM filters and filter test instrumentation would not be sold within the Company's business cycle or the products' life cycle. Consequently, the Company recorded, in cost of goods sold, a provision for excess and obsolete inventory of approximately $540,000 in the first quarter ended September 30, 2001.

     (8)  PROFIT SHARING PLAN

          The Company has a defined contribution 401K profit sharing plan. Employer profit sharing and matching contributions to the plan are discretionary. No employer profit sharing contributions were made to the plan in fiscal years 2002, 2001, or 2000. Employer matching contributions to the plan amounted to $34,608, $32,354, and $29,983 for fiscal years 2002, 2001 and 2000, respectively.

     (9)  SEGMENT REPORTING

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE: As previously disclosed on a current report on Form 8-K filed with the Securities and Exchange Commission on July 2, 2002 (the "Form 8-K"), the Company dismissed Arthur Andersen LLP ("Arthur Andersen") as its independent accountants on July 1, 2002. The Company's Audit Committee and Board of Directors approved this action.

The reports of Arthur Andersen on the Company's financial statements for the two fiscal years ended June 30, 2001 and June 30, 2000 contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

During the Company's fiscal years ended June 30, 2001 and June 30, 2000, and through July 1, 2002, there were no disagreements, resolved or unresolved, with Arthur Andersen on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Arthur Andersen, would have caused Arthur Andersen to make reference thereto in connection with its reports on the financial statements.

During the Company's fiscal years ended June 30, 2001 and June 30, 2000, and through July 1, 2002, Arthur Andersen has not advised the Company as to any of the matters described in Item 304(a)(1)(iv)(B) of Regulation S-B promulgated under the Securities Act of 1933, as amended.

The Company has been unable, after reasonable efforts, to have Arthur Andersen review and respond to the above disclosure; however, Arthur Andersen provided a letter dated July 2, 2002 stating that it was in agreement with the disclosure included in paragraphs 2, 3 and 4 of the Form 8-K, which disclosure is the same as the disclosure in paragraphs 2, 3 and 4 of the response to this Item 8.

On July 16, 2002, the Company engaged KPMG LLP as its new independent accountant. The Company's Audit Committee and Board of Directors approved this action. The decision to engage KPMG LLP followed the Company's evaluation of proposals from several accounting firms.

During the Company's fiscal years ended June 30, 2001 and June 30, 2000, and through July 16, 2002, neither the Company nor any person on the Company's behalf consulted with KPMG LLP regarding: (i) the application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered on the Company's financial statements, or
(ii) any matter that was the subject of a disagreement or event described in
Item 304(a)(1)(iv) of Regulation S-B.

PART III

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, AND CONTROL PERSONS; COMPLIANCE WITH
          SECTION 16(A) OF THE EXCHANGE ACT: The Company will furnish to the Securities and Exchange Commission a definitive Proxy Statement (the "Proxy Statement") not later than 120 days after the close of its fiscal year ended June 30, 2002. The information required by this item is incorporated herein by reference to the Proxy Statement.

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



          4.9    Common Stock Purchase Warrant dated August 5, 1999 issued to
                 Special Situations Technology Fund, L.P. (6)
          10.1   Lease dated June 29, 1984 between the Company and Equity, First
                 Amendment to Commercial Lease dated June 25, 1990, and letter agreement dated June 25, 1990 renewing such lease(3)
          10.2   Second Amendment to Commercial Lease between the Company and
                 Equity dated December 9, 1994(7)
          10.3   Precision Optics Corporation, Inc. 1989 Stock Option Plan
                 amended to date(8)
          10.4   Three separate life insurance policies on the life of Richard
                 E. Forkey.(3)
          10.5   Master Lease Finance Agreement dated November 3, 1993 between the Company and BancBoston Leasing(8)
          10.6   Lease dated March 1, 1999, between the Company and Philip A.
                 Wood, as executor of the Estate of Alma L. Wood and as devisee under the Will of Alma L. Wood; Martha A. Mount, devisee under the Will of Alma L. Wood; and Nancy E. Popinchalk, devisee under the Will of Alma L. Wood for 21 Pleasant Street, Gardner,
                 Massachusetts(6)
          10.7   Precision Optics Corporation, Inc. 1997 Incentive Plan.(5)
          10.8   Stock Subscription Agreement dated as of June 30, 1998 by and among the Company, Special Situations Private Equity Fund, L.P.
                 and Special Situations Technology Fund, L.P.(5)
          10.9   Stock Subscription Agreement dated as of August 5, 1999 by and among the Company, Special Situations Cayman Funds, L.P.,
                 Special Situations Fund III, L.P., Special Situations Private
                 Equity Fund, L.P. and Special Situations Technology Fund, L.P.
                 (6)
          10.10  Securities Purchase Agreement dated as of March 13, 2000 by and among the Company and the Purchasers as defined therein
                 (excluding exhibits)(4)
          21     Subsidiaries of Precision Optics Corporation, Inc.(7)
          23     Consent of KPMG LLP.
          99.1   Important Factors Regarding Forward-Looking Statements.
          99.2   Certification of Annual Report

(1) Incorporated herein by reference to the Company's Registration Statement on Form S-8 (No. 333-97525).
(2) Incorporated herein by reference to the Company's 1991 Annual Report on Form 10-KSB No. 001-10647.
(3) Incorporated herein by reference to the Company's Registration Statement on Form S-18 (No. 33-36710-B).
(4) Incorporated herein by reference to the Company's Registration Statement on Form S-3 (No. 333-35884).
(5) Incorporated herein by reference to the Company's 1998 Annual Report on Form 10-KSB No. 001-10647.
(6) Incorporated herein by reference to the Company's 1999 Annual Report on Form 10-KSB No. 001-10647.
(7) Incorporated herein by reference to the Company's 1996 Annual Report on Form 10-KSB No. 001-10647.
(8) Incorporated herein by reference to the Company's 1994 Annual Report on Form 10-KSB No. 001-10647.

(b)       REPORTS ON FORM 8-K.

          The Company filed two Current Reports on Form 8-K during the quarter ended June 30, 2002 as follows - (a) On April 4, 2002, the Company reported a press release issued April 3, 2002, reporting the first production shipment of autoclavable endoscopes and the receipt of new orders for medical products and (b) On April 30, 2002, the Company reported a press release issued April 26, 2002, reporting its operating results for the quarter ended March 31, 2002.

ITEM 14. CONTROLS AND PROCEDURES: There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of the most recent evaluation of these controls by the Company's Chief Executive Officer and Chief Financial Officer, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 23, 2002                 PRECISION OPTICS CORPORATION, INC.

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

By: /s/ Richard E. Forkey                    By: /s/ Jack P. Dreimiller
    -----------------------------                ---------------------------------------
    Richard E. Forkey                            Jack P. Dreimiller
    President, Treasurer and                     Senior Vice President, Finance,
    Director (principal                          Chief Financial Officer and Clerk
    executive officer)                           (principal financial and accounting
                                                  officer)

Date: September 23, 2002                     Date: September 23, 2002

By: /s/ Joel R. Pitlor                       By: /s/ Edward A. Benjamin
    -----------------------------                ---------------------------------------
    Joel R. Pitlor                               Edward A. Benjamin
    Director                                     Director

Date: September 23, 2002                     Date: September 22, 2002

By: /s/ Robert R. Shannon                    By: /s/ H. Angus Macleod
    -----------------------------                ---------------------------------------
    Robert R. Shannon                            H. Angus Macleod
    Director                                     Director

Date: September 22, 2002                     Date: September 23, 2002

By: /s/ Austin W. Marxe
    -----------------------------
    Austin W. Marxe
    Director

Date: September 27, 2002

                                 CERTIFICATIONS

I, Richard E. Forkey, certify that:

1. I have reviewed this annual report on Form 10-KSB of Precision Optics Corporation, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

Date: September 23, 2002

                                       /s/ Richard E. Forkey
                                       ----------------------------------------
                                       Richard E. Forkey
                                       Chief Executive Officer

                                 * * * * *

I, Jack P. Dreimiller, certify that:

1. I have reviewed this annual report on Form 10-KSB of Precision Optics Corporation, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

Date: September 23, 2002

                                       /s/ Jack P. Dreimiller
                                       ----------------------------------------
                                       Jack P. Dreimiller
                                       Chief Financial Officer

     INDEX TO EXHIBITS


       3.1    Articles of Organization of the Company, as amended and corrected(1)
       3.2    By-laws of Precision Optics Corporation, Inc.(2)
       4.1    Specimen common stock certificate(3)
       4.2    Registration Rights Agreement dated as of March 17, 2000 by and among the Company and the Initial Investors as defined therein(4)
       4.3    Registration Rights Agreement dated as of June 30, 1998 by and among the Company, Special Situations Private Equity Fund, L.P.
              and Special Situations Technology Fund, L.P.(5)
       4.4    Registration Rights Agreement dated as of August 5, 1999 by and among the Company, Special Situations Cayman Funds, L.P., Special
              Situations Fund III, L.P., Special Situations Private Equity Fund,
              L.P. and Special Situations Technology Fund, L.P.(6)
       4.5    Form of Stock Purchase Warrant dated March 17, 2000 issued to each investor in March 17, 2000 private placement transaction(4)
       4.6    Warrant No. 1 dated March 17, 2000 issued to First Security Van
              Kasper(4)
       4.7    Warrant No. 2 dated March 17, 2000 issued to First Security Van
              Kasper(4)
       4.8    Common Stock Purchase Warrant dated August 5, 1999 issued to
              Special Situations Cayman Fund, L.P.(6)
       4.9    Common Stock Purchase Warrant dated August 5, 1999 issued to
              Special Situations Technology Fund, L.P.(6)
       10.1   Lease dated June 29, 1984 between the Company and Equity, First
              Amendment to Commercial Lease dated June 25, 1990, and letter agreement dated June 25, 1990 renewing such lease(3)
       10.2   Second Amendment to Commercial Lease between the Company and
              Equity dated December 9, 1994(7)
       10.3   Precision Optics Corporation, Inc. 1989 Stock Option Plan amended to date(8)
       10.4   Three separate life insurance policies on the life of Richard E.
              Forkey.(3)
       10.5   Master Lease Finance Agreement dated November 3, 1993 between the
              Company and BancBoston Leasing(8)
       10.6   Lease dated March 1, 1999, between the Company and Philip A. Wood, as executor of the Estate of Alma L. Wood and as devisee under the
              Will of Alma L. Wood; Martha A. Mount, devisee under the Will of
              Alma L. Wood; and Nancy E. Popinchalk, devisee under the Will of
              Alma L. Wood for 21 Pleasant Street, Gardner, Massachusetts(6)
       10.7   Precision Optics Corporation, Inc. 1997 Incentive Plan.(5)
       10.8   Stock Subscription Agreement dated as of June 30, 1998 by and among the Company, Special Situations Private Equity Fund, L.P.
              and Special Situations Technology Fund, L.P.(5)
       10.9   Stock Subscription Agreement dated as of August 5, 1999 by and among the Company, Special Situations Cayman Funds, L.P., Special
              Situations Fund III, L.P., Special Situations Private Equity Fund,
              L.P. and Special Situations Technology Fund, L.P.(6)
       10.10  Securities Purchase Agreement dated as of March 13, 2000 by and among the Company and the Purchasers as defined therein (excluding exhibits)(4)
       21     Subsidiaries of Precision Optics Corporation, Inc.(7)
       23     Consent of KPMG LLP.
       99.1   Important Factors Regarding Forward-Looking Statements.
       99.2   Certification of Annual Report

(1) Incorporated herein by reference to the Company's Registration Statement on Form S-8 (No. 333-97525).
(2) Incorporated herein by reference to the Company's 1991 Annual Report on Form 10-KSB No. 001-10647.
(3) Incorporated herein by reference to the Company's Registration Statement on Form S-18 (No. 33-36710-B).
(4) Incorporated herein by reference to the Company's Registration Statement on Form S-3 (No. 333-35884).
(5) Incorporated herein by reference to the Company's 1998 Annual Report on Form 10-KSB No. 001-10647.
(6) Incorporated herein by reference to the Company's 1999 Annual Report on Form 10-KSB No. 001-10647.
(7) Incorporated herein by reference to the Company's 1996 Annual Report on Form 10-KSB No. 001-10647.
(8) Incorporated herein by reference to the Company's 1994 Annual Report on Form 10-KSB No. 001-10647.