Form 10QSB
period 2002-09-30
PRECISION OPTICS CORPORATION INC
filed 2002-11-08
CIK 867840

FORM 10-QSB

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

Yes  ☒     No  ☐

The number of shares outstanding of issuer’s common stock, par value $.01 per share, at September 30, 2002 was 10,503,908 shares.

Transitional Small Business Disclosure Format (check one):

Yes  ☐     No  ☒

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2002	June 30, 2002
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$5,089,486	$5,825,601
Accounts Receivable, Net	304,199	374,499
Inventories	1,081,601	1,009,009
Prepaid Expenses	298,732	93,574
Refundable Income Taxes	13,849	13,849
Assets Held for Sale	839,810	847,696
Total Current Assets	7,627,677	8,164,228
PROPERTY AND EQUIPMENT	3,995,563	3,983,698
Less: Accumulated Depreciation	(3,547,213)	(3,492,403)
Net Property and Equipment	448,350	491,295
OTHER ASSETS	216,024	224,516
TOTAL ASSETS	$8,292,051	$8,880,039

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Current Portion of Capital Lease Obligation	$20,503	$33,544
Customer Advances	73,500	30,000
Accounts Payable	401,687	118,901
Accrued Payroll	124,578	63,650
Accrued Bonuses	43,750	30,000
Accrued Professional Services	109,954	105,995
Accrued Vacation	97,941	121,042
Accrued Warranty Expense	50,000	50,000
Accrued Income Taxes	—	912
Other Accrued Liabilities	37,191	24,509
Accrued Restructuring Expense	—	167,971
Total Current Liabilities	959,104	746,524

CAPITAL LEASE OBLIGATION, Net of Current
Portion, AND OTHER	9,028	17,705
STOCKHOLDERS’ EQUITY
Common Stock, $.01 par value- Authorized — 20,000,000 shares Issued and Outstanding – 10,503,908 shares at September 30, 2002 and June 30, 2002	105,039	105,039
Additional Paid-in Capital	27,682,657	27,682,657
Accumulated Deficit	(20,463,777)	(19,671,886)
Total Stockholders’ Equity	7,323,919	8,115,810
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$8,292,051	$8,880,039

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED

SEPTEMBER 30, 2002 AND SEPTEMBER 30, 2001

(UNAUDITED)

	2002	2001

REVENUES	$542,443	$491,096

COST OF GOODS SOLD	531,738	1,496,184

Gross Profit (Loss)	10,705	(1,005,088)

RESEARCH and DEVELOPMENT EXPENSES	310,056	675,710

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	502,229	469,109

PROVISION FOR ASSET IMPAIRMENT	—	3,444,378

Total Operating Expenses	812,285	4,589,197

Operating Loss	(801,580)	(5,594,285)

INTEREST INCOME	21,366	90,284

INTEREST EXPENSE	(6,238)	(1,928)

LOSS ON SALE OF ASSETS HELD FOR SALE	(5,439)	—

Net Loss	$(791,891)	$(5,505,929)

Basic and Diluted Loss Per Share	$(0.08)	$(0.52)

Weighted Average Common Shares Outstanding	10,503,908	10,503,908

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED

SEPTEMBER 30, 2002 AND SEPTEMBER 30, 2001

(UNAUDITED)

	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(791,891)	$(5,505,929)

Adjustments to Reconcile Net Loss to Net Cash Used In Operating Activities -
Depreciation and Amortization	64,502	140,666
Provision for Asset Impairment	—	3,444,378
Provision for Inventory Writedown	—	540,000
Loss on Sale of Assets Held for Sale	5,439	—
Other	(6,872)	(17,738)
Changes in Operating Assets and Liabilities-
Accounts Receivable, Net	70,300	750,699
Inventories	(72,592)	(164,158)
Prepaid Expenses	(205,158)	(191,820)
Accounts Payable	282,786	(423,358)
Accrued Restructuring Expense	(167,971)	—
Customer Advances	43,500	—
Other Accrued Expenses	65,753	(3,240)
Net Cash Used In Operating Activities	(712,204)	(1,430,500)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of Property and Equipment	(15,619)	(32,199)
Net Proceeds from Sale of Assets Held for Sale	5,000	—
Increase in Other Assets	—	(5,063)
Net Cash Used in Investing Activities	(10,619)	(37,262)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of Capital Lease Obligation	(13,292)	(12,467)
Net Cash Used In Financing Activities	(13,292)	(12,467)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(736,115)	(1,480,229)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	5,825,601	10,530,298

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$5,089,486	$9,050,069

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash Paid for-
Interest	$6,238	$1,928
Income Taxes	$1,824	$912

PRECISION OPTICS CORPORATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.                           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying consolidated financial statements include the accounts of Precision Optics Corporation, Inc. and its wholly-owned subsidiaries.  All significant intercompany accounts and transactions have been eliminated in consolidation.

These financial statements have been prepared by the Company, without audit, and reflect normal recurring adjustments which, in the opinion of management, are necessary for a fair statement of the results of the first quarter of the Company’s fiscal year 2003.  These financial statements do not include all disclosures associated with annual consolidated financial statements and, accordingly, should be read in conjunction with footnotes contained in the Company’s consolidated financial statements for the year ended June 30, 2002 together with the auditors’ report filed under cover of the Company’s 2002 Annual Report on Form 10-KSB.

Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.  For the three months ended September 30, 2002 and 2001, the effect of stock options and warrants was antidilutive; therefore, they were not included in the computation of diluted loss per share.  The number of shares issuable upon the exercise of outstanding stock options and warrants that were excluded from the computation as their effect would be antidilutive were 1,209,198 and 1,260,098, for the three months ended September 30, 2002 and 2001, respectively.

2.                           INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

	September 30, 2002	June 30, 2002

Raw Materials	$567,066	$532,228

Work-In-Progress	331,270	302,128

Finished Goods	183,265	174,653

Total Inventories	$1,081,601	$1,009,009

3.                           WORKFORCE REDUCTION

In October 2002, the Company reduced its full-time workforce by approximately 16%, or six employees.  As a result of this action, the Company expects to record a non-recurring pretax charge to earnings of approximately $53,000 for employee severance benefits in the quarter ending December 31, 2002.

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial

Condition and Results of Operations

Important Factors Regarding Forward-Looking Statements

When used in this discussion, the words “believes”, “anticipates”, “intends to”, and similar expressions are intended to identify forward-looking statements.  Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected.  These risks and uncertainties, many of which are not within the Company’s control, include, but are not limited to, uncertainty of future demand for the Company’s products, the uncertainty and timing of the successful development of the Company’s new products, the risks associated with reliance on a few key customers; the Company’s ability to regain and maintain compliance with requirements for continued listing on the Nasdaq SmallCap Market; the Company’s ability to attract and retain personnel with the necessary scientific and technical skills; the timing and completion of significant orders; the timing and amount of the Company’s research and development expenditures; the timing and level of market acceptance of customers’ products for which the Company supplies components; the level of market acceptance of competitors’ products; the ability of the Company to control costs associated with performance under fixed price contracts; the performance and reliability of the Company’s vendors; and the continued availability to the Company of essential supplies, materials and services.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.  The Company undertakes no obligation to publicly release the result of any revision to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Critical Accounting Policies and Estimates

General

Management’s discussion and analysis of financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).  The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses.  The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.

The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

Revenue Recognition

The Company recognizes revenue in accordance with U.S. GAAP and SEC Staff Accounting Bulletin (“SAB”) No. 101, Revenue Recognition in Financial Statements.  SAB No. 101 requires that four basic criteria must be met before revenue can be recognized:  (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the price to the buyer is fixed and determinable; and (4) collectibility is reasonably assured.  Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the price to the buyer charged for products delivered or services rendered and collectibility of the sales price.  The Company assesses credit worthiness of customers based upon prior history with the customer and assessment of financial condition.  The Company’s shipping terms are customarily FOB shipping point.

Bad Debt

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments.  Allowances for doubtful accounts are established based upon review of specific account balances and historical experience.  If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make future payments, additional allowances may be required.

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

Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of

On July 1, 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.  SFAS No. 144 supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of.  This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted future net cash flows expected to be generated by the asset.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.  Assets to be disposed of through sale are reported at the lower of the carrying amount or fair value less estimated costs to sell.

Results of Operations

Total revenues for the three months ended September 30, 2002 (the first quarter of fiscal year 2003) increased by approximately $51,000, or 10.5%, from the same period in the prior year.  The increase was due primarily to higher sales of medical products (up by approximately  $204,000, or 69%), partially offset by lower sales of non-medical products (down by approximately $153,000, or 79%).  Sales of medical products were higher due primarily to higher shipments of stereo endoscopes and cameras.  Non-medical sales were lower due primarily to the discontinuation of sales of Dense Wavelength Division Multiplexer (DWDM) filters.

Revenues from the Company’s largest customers, as a percentage of total revenues for the three months ended September 30, 2002 and 2001, were as follows:

	2002	2001
Customer A	22	—
Customer B	20	5
Customer C	16	16
Customer D	6	19
Customer E	3	12
Customer F	—	21
All Others	33	27
	100%	100%

No other customer accounted for more than 10% of the Company’s revenues during those periods.

At September 30, 2002, receivables from the Company’s four largest customers were approximately 26%, 18%, 17% and 13%, respectively, of the total accounts receivable.  At June 30, 2002, receivables from the Company’s largest customer were approximately 63% of the total accounts receivable.  No other customer accounted for more than 10% of the Company’s receivables as of September 30, 2002 and June 30, 2002.

Gross profit for the quarter ended September 30, 2002 increased by approximately $1,016,000, and as a percentage of revenues increased from a negative 204.7% to a positive 2.0% in the current quarter.  The favorable change in gross profit was due primarily to (1) a lower manufacturing cost structure resulting from restructuring measures implemented in fiscal year 2002 that included headcount reductions, provisions for asset impairment resulting in lower depreciation expense, and the closing of the Company’s Optical Thin Films Technology Center; and (2) a provision for excess and obsolete inventories of DWDM filters and DWDM filter test equipment of approximately $540,000 recorded in the quarter ended September 30, 2001.

Research and development expenses decreased by approximately $366,000, or 54.1%, for the quarter ended September 30, 2002 compared to the same period last year.  The decrease was due to a lower level of resources being devoted to the development of DWDM filters, as reflected in reductions in staff.

Selling, general and administrative expenses increased by approximately $33,000, or 7.1% for the quarter ended September 30, 2002 compared to the same period last year.  The increase was due primarily to higher legal expenses related to corporate governance issues.

The provision for asset impairment of approximately $3,444,000 recorded in the quarter ended September 30, 2001 represents a writedown to the lower of carrying value or fair market value of certain of the Company’s property and equipment invested in its optical thin film coating product line.

Interest expense consists of interest on capital lease obligations and imputed interest on accrued restructuring costs related to the present value of future lease payments on idle space.  Interest expense increased by approximately $4,000, or 223.5%, over fiscal year 2002 due primarily to the imputed interest on restructuring costs.

Interest income decreased by approximately $69,000, or 76.3% for the quarter ended September 30, 2002 compared to the previous year.  The decrease was due to the lower base of cash and cash equivalents and lower interest rates.

The loss on sale of assets of approximately $5,000 represents the loss on the sale of a small portion of the property and equipment held for sale, which formerly was invested in the Company’s telecommunications product line.

No income tax provision was recorded in the first quarter of fiscal year 2003 or 2002 because of the losses generated in those periods.

Liquidity and Capital Resources

For the three months ended September 30, 2002, the Company’s cash and cash equivalents decreased by approximately $736,000 to $5,089,000 (including non-recurring payments of approximately $168,000 related to idle space and terminating the lease on the Optical Thin Film Technology Center as discussed below).  The decrease in cash and cash equivalents was due to cash used by operating activities of approximately $712,000, capital expenditures of approximately $16,000, and repayment of debt of approximately $13,000, partially offset by proceeds received from the sale of assets of approximately $5,000.

During the quarter ended September 30, 2002, the Company entered into an agreement to terminate the lease on its Optical Thin Film Technology Center effective September 30, 2002.  The termination agreement required payment of a cancellation fee of approximately $161,000, and relieved the Company of a lease obligation estimated at approximately $460,000.

Contractual cash commitments for the fiscal years subsequent to September 30, 2002 are summarized as follows:

	2003	2004	Thereafter	Total

Capital leases	$23,643	$3,874	$—	$27,517
Operating leases	31,465	12,000	—	43,465
Total	$55,108	$15,874	$—	$70,982

The Company intends to continue devoting resources to internally funded research and development spending on both new products and the improvement of existing products.  The Company also intends to devote resources to the marketing and product support of its medical instrument product line and medical instruments related optical thin films.  These investments may temporarily result in negative cash flow, but the Company anticipates that the result of these efforts will translate into increased revenues.

The Company believes that its cash and cash equivalents are sufficient to support working capital and investment needs for at least the next twelve months.

Recent Accounting Pronouncements

The Financial Accounting Standards Board, (FASB), issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections, effective for fiscal years beginning May 15, 2002 or later that rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, FASB Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements, and FASB Statement No. 44, Accounting for Intangible Assets of Motor Carriers.  This Statement amends SFAS No. 4 and SFAS No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions.  This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions.  Adopting SFAS No. 145 on July 1, 2002 did not have a material impact on the Company’s consolidated financial statements.

In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities.  SFAS No. 146 is based on the fundamental principle that a liability for a cost associated with an exit or disposal activity should be recorded when it (1) is incurred, that is, when it meets the definition of a liability in FASB Concepts Statement No. 6, Elements of Financial Statements, and (2) can be measured at fair value.  The principal reason for issuing SFAS No. 146 is the FASB’s belief that some liabilities for costs associated with exit or disposal activities that entities record under current accounting pronouncements, in particular EITF Issue 94-3, do not meet the definition of a liability.  SFAS No. 146 nullifies EITF Issue 94-3; thus, it will have a significant effect on practice because commitment to an exit or disposal plan no longer will be a sufficient basis for recording a liability for costs related to those activities.  SFAS No. 146 is effective for exit and disposal activities initiated after December 31, 2002.  Early application is encouraged; however, previously issued financial statements may not be restated.  An entity would continue to apply the provisions of EITF Issue 94-3 to an exit activity that is initiated under an exit plan that met the criteria of EITF Issue 94-3 before the entity initially applied SFAS No. 146.  Adopting SFAS No. 146 on July 1, 2002 did not have a material impact on the Company’s consolidated financial statements.

Workforce Reduction

The Company has taken additional measures to realign its cost structure with current revenue expectations.  In October 2002, the Company reduced its full-time workforce by approximately 16%, or six employees.  As a result of this action, the Company expects to record a non-recurring pretax charge to earnings of approximately $53,000 for employee severance benefits in the quarter ending December 31, 2002.  In addition, the Company is in the process of reviewing other expense areas to determine where additional reductions in discretionary spending can be achieved.

Trends and Uncertainties That May Affect Future Results

For the quarter ended September 30, 2002, cash and cash equivalents decreased by approximately $736,000, including non-recurring payments of approximately $168,000 related to idle space and terminating the lease on the Optical Thin Film Technology Center  (which relieved the Company of an estimated $460,000 lease obligation).  Excluding the non-recurring payments, cash usage during the quarter was $568,000, a 37% sequential decrease in cash usage from the previous quarter ended June 30, 2002.

During the quarter ending December 31, 2002, the Company anticipates receiving net proceeds of approximately $550,000 related to the sale of a portion of its assets held for sale (the property and equipment previously used in the Company’s telecommunications product line).  The remaining assets in this category are anticipated to be sold by June 30, 2003.

Capital equipment expenditures during the quarter ended September 30, 2002 were approximately $16,000, down 51% from the quarter ended September 30, 2001.  Future capital expenditures will be dependent upon future sales and success of on-going research and development efforts.

For the quarter ended September 30, 2002, research and development expenses were approximately $310,000, down 54% from the $676,000 in the quarter ended September 30, 2001.  It is anticipated that the quarterly level of R&D expenses for the foreseeable future will remain in this lower range, but is ultimately dependent upon the Company’s assessment of new product opportunities.

The Company’s recently introduced new medical products and certain non-medical applications of its optical technology have been well received by the marketplace.  These new products include:

•                  Stereo endoscope systems (used in cardiac surgery and a growing number of other minimally invasive surgical procedures).

•                  30º line of sight version of the successful 5 mm autoclavable laparoscope.

•                  4 mm short endoscope (used in carpal tunnel surgery).

•                  Longer version of the 10 mm laparoscope (used in bariatric surgery for treatment of morbid obesity).

•                  5 mm 30º endoscope (used in vessel transplant for cardiac bypass surgery).

•                  Relay lens system (for use in medical digital photo microscopy).

•                  Episcope (for use in examination of the epidermis).

These initiatives alone have already generated orders from new and existing customers totaling approximately $1,170,000, of which approximately $83,000 was shipped in fiscal year 2002, approximately $181,000 was shipped in the quarter ended September 30, 2002, and approximately $274,000 and $384,000, respectively, is scheduled to be shipped during the quarters ending December 31, 2002 and March 31, 2003.  The timing of the remaining shipments on these orders of approximately $248,000 is dependent upon customer delivery instructions.  The Company anticipates additional follow-on orders for these products.

Achievements of ISO 9001 and CE Mark certification, as previously announced, are also expected to support increased future sales opportunities, both foreign and domestic, for the Company’s medical products.

Common Stock Listing on NASDAQ SmallCap Market

As previously disclosed, the Company has been notified that it is not in compliance with the $1.00 minimum share price requirement for continued listing on the Nasdaq SmallCap Market. The Company will have until February 10, 2003 to regain compliance with Nasdaq’s $1.00 minimum bid price requirement. In order to regain compliance, the bid price of the Company’s common stock must close at or above $1.00 per share for a minimum of 10 consecutive trading days.  As indicated above, the Company has undertaken a number of product development and marketing initiatives to increase sales and shareholder value.

The delisting of the Company’s common stock from the Nasdaq SmallCap Market may materially impair the stockholder’s ability to buy and sell shares of the Company’s common stock, and could have an adverse effect on the market price of, and the efficiency of the trading market for, the Company’s common stock. In addition, the delisting of the Company’s common stock could significantly impair the Company’s ability to raise capital should it desire to do so in the future.

The Company’s listing on the Nasdaq SmallCap Market is very important to the Company and the Company intends to take all reasonable measures to regain and maintain compliance. The Company intends to seek shareholder approval at the annual meeting of shareholders in November 2002 of an amendment to its Articles of Organization, to be filed at the discretion of the Board of Directors, to effect a reverse stock split.  Under the terms of the reverse stock split, every three to six shares of common stock would be converted into one share of common stock.  The exact ratio will be between and may include one-to-three and one-to-six, to be determined by the Board of Directors.  If approved by the stockholders, the Board of Directors will implement the reverse stock split if it believes it will be in the Company’s best interests.  There can be no assurance, however, that a reverse stock split will have the desired consequences. Specifically, there can be no assurance that, after a reverse stock split, the market price of the common stock will not decrease to a level that causes the Company to again face de-listing, or that the Company’s market capitalization after the reverse split will not be less than its market capitalization before the reverse split.  If the Company is unsuccessful in maintaining the listing of shares of its common stock on the Nasdaq SmallCap Market, it will most likely seek to have its shares traded on the OTC Bulletin Board.

Item 3                     Controls and Procedures

(a)          Evaluation of Disclosure Controls and Procedures.  The Company’s Chief Executive Officer and Chief Financial Officer have conducted an evaluation of the Company’s disclosure controls and procedures as of a date (the "Evaluation Date") within 90 days before the of filing of this quarterly report.  Based on their evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the applicable Securities and Exchange Commission rules and forms.

(b)         Changes in Internal Controls and Procedures.  Subsequent to the Evaluation Date, there were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls, nor were any corrective actions required with regard to significant deficiencies and material weaknesses.

PART II.                OTHER INFORMATION

Items 1-5                Not Applicable.

Item 6                     Exhibits and Reports on Form 8-K

(a)          Exhibits – Exhibit 99 – Certification of Quarterly Report

(b)         Reports on Form 8-K – The Company filed three Current Reports on Form 8-K during the quarter ended September 30, 2002 as follows:  (i) On July 2, 2002, the Company reported that on July 1, 2002, it had dismissed Arthur Andersen LLP as its independent accountant.  (ii) On July 16, 2002, the Company reported that it had engaged KPMG LLP as its new independent accountant.  (iii)  On September 24, 2002, the Company reported a press release issued on September 23, 2002, reporting its operating results for the fiscal year and fourth quarter ended June 30, 2002.

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRECISION OPTICS CORPORATION, INC.

DATE: November 7, 2002	BY:	/s/ Jack P. Dreimiller
Jack P. Dreimiller
Senior Vice President, Finance,
Chief Financial Officer and Clerk

CERTIFICATIONS

I, Richard E. Forkey, certify that:

1.     I have reviewed this quarterly report on Form 10-QSB of Precision Optics Corporation, Inc.;

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)     designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)    evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)     presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)     all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 7, 2002

/s/ Richard E. Forkey
Richard E. Forkey
Chief Executive Officer

CERTIFICATIONS

I, Jack P. Dreimiller, certify that:

1.     I have reviewed this quarterly report on Form 10-QSB of Precision Optics Corporation, Inc.;

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)     designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)    evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)     presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)     all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 7, 2002

/s/ Jack P. Dreimiller
Jack P. Dreimiller
Chief Financial Officer