Form 10QSB
period 2002-12-31
PRECISION OPTICS CORPORATION INC
filed 2003-02-14
CIK 867840

QuickLinks -- Click here to rapidly navigate through this document

FORM 10-QSB

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 31, 2002

Commission file number 001-10647

PRECISION OPTICS CORPORATION, INC.
(Exact name of small business issuer as specified in its charter)

Massachusetts (State or other jurisdiction of incorporation or organization)	04-2795294 (IRS Employer Identification No.)
22 East Broadway, Gardner, Massachusetts (Address of principal executive offices)	01440-3338 (Zip Code)
(978) 630-1800 (Registrant's telephone number, including area code)

        Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        The number of shares outstanding of issuer's common stock, par value $.01 per share, at February 13, 2003 was 1,752,052 shares.

        Transitional Small Business Disclosure Format (check one): Yes ☐    No ☒

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

        INDEX

		Page
PART I.	FINANCIAL INFORMATION:
Item 1	Consolidated Financial Statements
	Consolidated Balance Sheets—December 31, 2002 (unaudited) and June 30, 2002	3
	Consolidated Statements of Operations—Quarter Ended December 31, 2002 and December 31, 2001 (unaudited) Six Months Ended December 31,2002 and December 31, 2001 (unaudited)	4
	Consolidated Statements of Cash Flows—Six Months Ended December 31, 2002 and 2001 (unaudited)	5
	Notes to Consolidated Financial Statements	6-7
Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	8-14
Item 3	Controls and Procedures	14
PART II.	OTHER INFORMATION	15
Item 1	Not Applicable
Item 2	Changes in Securities and Use of Proceeds
Item 3	Not Applicable
Item 4	Submission of Matters to a Vote of Security Holders
Item 5	Not Applicable
Item 6	Exhibits and Reports on Form 8-K
	(a) Exhibits— (i) Exhibit 3(i)—Articles of Organization as amended (ii) Exhibit 99—Certification of Quarterly Report
	(c) Reports on Form 8-K

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2002 (Unaudited)	June 30, 2002
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$4,589,217	$5,825,601
Accounts Receivable, Net	277,925	374,499
Inventories	1,165,375	1,009,009
Prepaid Expenses	234,554	93,574
Refundable Income Taxes	—	13,849
Assets Held for Sale	278,192	847,696

Total Current Assets	6,545,263	8,164,228

PROPERTY AND EQUIPMENT	4,002,282	3,983,698
Less: Accumulated Depreciation	(3,608,237)	(3,492,403)

Net Property and Equipment	394,045	491,295

OTHER ASSETS	219,023	224,516

TOTAL ASSETS	$7,158,331	$8,880,039

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Current Portion of Capital Lease Obligation	$12,874	$33,544
Customer Advances	9,000	30,000
Accounts Payable	159,347	118,901
Accrued Payroll	100,315	63,650
Accrued Bonuses	30,000	30,000
Accrued Professional Services	67,655	105,995
Accrued Vacation	103,060	121,042
Accrued Warranty Expense	50,000	50,000
Accrued Income Taxes	—	912
Other Accrued Liabilities	8,482	24,509
Accrued Restructuring Expense	—	167,971

Total Current Liabilities	540,733	746,524

CAPITAL LEASE OBLIGATION, Net of Current Portion, AND OTHER	4,665	17,705

STOCKHOLDERS' EQUITY
Common Stock, $.01 par value—
Authorized—20,000,000 shares
Issued and Outstanding—1,752,052 shares at December 31, 2002 and June 30, 2002(1)	17,521	17,521
Additional Paid-in Capital(1)	27,770,175	27,770,175
Accumulated Deficit	(21,174,763)	(19,671,886)

Total Stockholders' Equity	6,612,933	8,115,810

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$7,158,331	$8,880,039

(1)
After giving effect to a 1-for-6 reverse stock split that became effective on January 29, 2003.

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE SECOND QUARTER AND SIX MONTHS ENDED
DECEMBER 31, 2002 AND 2001

	SECOND QUARTER		SIX MONTHS
	2002 (UNAUDITED)	2001 (UNAUDITED)	2002 (UNAUDITED)	2001 (UNAUDITED)
REVENUES	$589,759	$323,314	$1,132,202	$814,410
COST OF GOODS SOLD	480,199	476,728	1,011,937	1,972,912

Gross Profit (Loss)	109,560	(153,414)	120,265	(1,158,502)

RESEARCH and DEVELOPMENT	339,137	737,187	649,193	1,412,897
SELLING, GENERAL and ADMINISTRATIVE EXPENSES	431,091	479,060	933,320	948,169
PROVISION FOR ASSET IMPAIRMENT and RESTRUCTURING	53,131	668,250	53,131	4,112,628

Total Operating Expenses	823,359	1,884,497	1,635,644	6,473,694

Operating Loss	(713,799)	(2,037,911)	(1,515,379)	(7,632,196)
INTEREST INCOME	17,739	46,349	39,105	136,633
INTEREST EXPENSE	(324)	(3,739)	(6,562)	(5,667)
LOSS ON SALE OF ASSETS HELD FOR SALE	(14,602)	—	(20,041)	—

Net Loss	$(710,986)	$(1,995,301)	$(1,502,877)	$(7,501,230)

Basic and Diluted Loss Per Share(1)	($0.41)	($1.14)	($0.86)	($4.28)

Weighted Average Common Shares Outstanding(1)	1,752,052	1,752,052	1,752,052	1,752,052

(1)
After giving effect to a 1-for-6 reverse stock split that became effective on January 29, 2003.

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDEDDECEMBER 31, 2002 AND 2001
(UNAUDITED)

	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(1,502,877)	$(7,501,230)
Adjustments to Reconcile Net Loss to Net Cash Used In Operating Activities—
Depreciation and Amortization	130,383	287,477
Provision for Asset Impairment and Restructuring	53,131	4,112,628
Provision for Inventory Writedown	—	540,000
Loss on Sale of Assets Held for Sale	20,041	—
Other	(6,872)	(19,418)
Changes in Operating Assets and Liabilities—
Accounts Receivable, Net	96,574	858,790
Inventories	(156,366)	(121,123)
Prepaid Expenses	(140,980)	(133,876)
Refundable Income Taxes	13,849	—
Accounts Payable	40,446	(478,709)
Accrued Restructuring Expense	(221,102)	(113,159)
Customer Advances	(21,000)	—
Other Accrued Expenses	(39,704)	(126,598)

Net Cash Used In Operating Activities	(1,734,477)	(2,695,218)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of Property and Equipment	(16,321)	(58,554)
Net Proceeds from Sale of Assets Held for Sale	550,091	—
Increase in Other Assets	(11,948)	(22,348)

Net Cash Provided By (Used In) Investing Activities	521,822	(80,902)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of Capital Lease Obligation	(23,729)	(14,347)

Net Cash Used In Financing Activities	(23,729)	(14,347)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,236,384)	(2,790,467)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	5,825,601	10,530,298

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$4,589,217	$7,739,831

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash Paid for—
Interest	$6,562	$5,667

Income Taxes	$1,824	$912

PRECISION OPTICS CORPORATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        The accompanying consolidated financial statements include the accounts of Precision Optics Corporation, Inc. and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. All shares and per share data reflect the effects of a 1-for-6 reverse stock split that became effective on January 29, 2003.

        These consolidated financial statements have been prepared by the Company, without audit, and reflect normal recurring adjustments which, in the opinion of management, are necessary for a fair statement of the results of the second quarter and first half of the Company's fiscal year 2003. These consolidated financial statements do not include all disclosures associated with annual consolidated financial statements and, accordingly, should be read in conjunction with footnotes contained in the Company's consolidated financial statements for the year ended June 30, 2002 together with the auditors' report filed under cover of the Company's 2002 Annual Report on Form 10-KSB.

        Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. For the six months ended December 31, 2002 and 2001, the effect of stock options and warrants was antidilutive; therefore, they were not included in the computation of diluted loss per share. The number of shares issuable upon the exercise of outstanding stock options and warrants that were excluded from the computation as their effect would be antidilutive were approximately 203,748 and 184,100, for the six months ended December 30, 2002 and 2001, respectively.

2.    INVENTORIES

        Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

	December 31, 2002	June 30, 2002
Raw Materials	$638,770	$532,228
Work-In-Progress	331,675	302,128
Finished Goods	194,930	174,653

Total Inventories	$1,165,375	$1,009,009

3.    EXPENSE REDUCTION

        In October 2002, the Company reduced its full-time workforce by approximately 16%, or six employees. As a result of this action, the Company recorded a non-recurring pretax charge to earnings of $53,131 for employee severance benefits that were paid in the quarter ended December 31, 2002.

4.    SUBSEQUENT EVENT

        Effective as of the open of business on January 29, 2003 (the "Effective Time"), the Company effected a reverse stock split (the "Reverse Stock Split") of its Common Stock, par value $.01 per share (the "Common Stock"). The purpose of the Reverse Stock Split, which was approved by the shareholders of the Company at the Annual Meeting of Shareholders held in November 2002 and which the Board of Directors determined to be in the best interests of the Company and its shareholders, was to increase the per share price of the Company's Common Stock in order to comply with the minimum bid price listing requirement of Nasdaq. As previously disclosed, the Company had been notified that it was not in compliance with the $1.00 minimum share price requirement for continued listing on the Nasdaq SmallCap Market. In order to regain compliance, the bid price of the Company's Common Stock had to close at or above $1.00 per share for a minimum of 10 consecutive trading days. On each of the 10 consecutive trading days including and following January 29, 2003, the bid price of the Company's Common Stock closed at or above $1.00 per share. Accordingly, the Company believes that it has regained compliance with the minimum share price requirement for continued listing on the Nasdaq SmallCap Market. There can be no assurance, however, that the market price of the Common Stock will not subsequently decrease to a level that causes the Company to again face de-listing, or that the Company's market capitalization will not subsequently be less than its market capitalization before the Reverse Stock Split.

        At the Effective Time, every six shares of Common Stock were reclassified and combined into one share of Common Stock. No fractional shares were issued as a result of the Reverse Stock Split. Instead, each resulting fractional share of Common Stock was rounded up to one whole share. The Reverse Stock Split reduced the number of shares of Common Stock outstanding from 10,503,908 to 1,752,052. Immediately after the Effective Time, the total number of authorized shares of Common Stock continued to be 20,000,000 and the par value per share of the Common Stock continued to be $.01.

        All shares and per share data in the accompanying consolidated financial statements reflect the effects of the 1-for-6 Reverse Stock Split that became effective on January 29, 2003. In addition, capital stock has been decreased by $87,518, with a corresponding increase to paid-in capital to reflect the adjusted number of shares of $.01 per value common stock outstanding as a result of the 1-for-6 Reverse Stock Split.

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

Management's Discussion and Analysis of Financial
Condition and Results of Operations

Important Factors Regarding Forward-Looking Statements

        When used in this discussion, the words "believes", "anticipates", "intends to", and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected. These risks and uncertainties, many of which are not within the Company's control, include, but are not limited to, uncertainty of future demand for the Company's products, the uncertainty and timing of the successful development of the Company's new products, the risks associated with reliance on a few key customers; the Company's ability to maintain compliance with requirements for continued listing on the Nasdaq SmallCap Market; the Company's ability to attract and retain personnel with the necessary scientific and technical skills; the timing and completion of significant orders; the timing and amount of the Company's research and development expenditures; the timing and level of market acceptance of customers' products for which the Company supplies components; the level of market acceptance of competitors' products; the ability of the Company to control costs associated with performance under fixed price contracts; the performance and reliability of the Company's vendors; and the continued availability to the Company of essential supplies, materials and services. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the result of any revision to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

Revenue Recognition

        The Company recognizes revenue in accordance with U.S. GAAP and SEC Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition in Financial Statements. SAB No. 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the price to the buyer is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the price to the buyer charged for products delivered or services rendered and collectibility of the sales price. The Company assesses credit worthiness of customers based upon prior history with the customer and assessment of financial condition. The Company's shipping terms are customarily FOB shipping point.

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

Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of

        On July 1, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of through sale are reported at the lower of the carrying amount or fair value less estimated costs to sell.

Results of Operations

        Total revenues for the quarter and six months ended December 31, 2002 increased by $266,445 or 82.4% and $317,792 or 39.0%, respectively, from the same periods in the prior year. Revenues for the quarter increased 8.7% sequentially from the preceding quarter.

        The increase in revenues for the quarter was due primarily to higher sales of medical products (up by approximately $293,000, or 112%), partially offset by lower sales of non-medical products (down by approximately $26,000, or 43%). Sales of medical products were higher due primarily to higher shipments of stereo endoscopes and cameras.

        The revenue increase from the prior year for the six months ended December 31, 2002 was due to higher sales of medical products (up approximately $497,000, or 89%), partially offset by lower sales of non-medical products (down approximately $179,000 or 70%). For the six months ended December 31, 2002, medical sales were higher due primarily to higher shipments of stereo endoscopes and cameras. Non-medical sales were lower due primarily to the discontinuation of sales of Dense Wavelength Division Multiplexing (DWDM) filters.

        Revenues from the Company's largest customers, as a percentage of total revenues for the six months ended December 31, 2002 and 2001, were as follows:

	2002	2001
Customer A	36	—
Customer B	15	19
Customer C	10	5
Customer D	6	19
Customer E	2	12
Customer F	—	13
All Others	31	32

	100%	100%

        No other customer accounted for more than 10% of the Company's revenues during those periods.

        At December 31, 2002, receivables from the Company's three largest customers were approximately 39%, 24% and 14%, respectively, of the total accounts receivable. At June 30, 2002, receivables from the Company's largest customer were approximately 63% of the total accounts receivable. No other customer accounted for more than 10% of the Company's receivables as of December 31, 2002 and June 30, 2002.

        Gross profit for the quarter and six months ended December 31, 2002 reflected a favorable change of approximately $263,000 and $1,279,000, respectively, compared to the quarter and six months ended December 31, 2001. Gross profit as a percentage of revenues increased from a negative 47.5% in the quarter ended December 31, 2001 to 18.6% in the current quarter, and increased from a negative 142.3% in the six months ended December 31, 2001 to 10.6% in the six months ended December 31, 2002. The favorable change in gross profit was due primarily to (1) a provision for excess and obsolete inventories of DWDM filters and DWDM filter test instrumentation of approximately $540,000 recorded in the quarter ended September 30, 2001; (2) lower fixed manufacturing costs resulting from the cessation of operations in the Company's optical thin film technology facility and reductions in staff; and (3) the higher overall sales volume.

        Research and development expenses decreased by approximately $398,000, or 54.0%, for the quarter ended December 31, 2002, and by approximately $764,000, or 54.1%, for the six months ended December 31, 2002 compared to the corresponding periods of the prior year. During the prior year, research and development expenses consisted primarily of development efforts related to DWDM filters used in telecommunications systems. The decrease in the current year was due to discontinuation of the development of DWDM filters, as reflected in reductions in staff, and the remaining R&D resources being redeployed toward development of new medical products.

        Selling, general and administrative expenses decreased by approximately $48,000, or 10.0%, for the quarter ended December 31, 2002 and by approximately $15,000, or 1.6%, for the six months ended December 31, 2002 compared to the corresponding periods of the prior year. The decrease is due primarily to lower sales and marketing expenses.

        The provision for asset impairment and restructuring of $53,131 in the quarter and six months ended December 31, 2002, consists of a provision for severance benefits paid in the quarter ended December 31, 2002 related to the October 2002 workforce reduction of 16%, or six employees. The provision for asset and impairment and restructuring of $668,250 and $4,112,628 in the quarter and six months ended December 31, 2001, respectively consists of (1) a provision for restructuring costs recorded in the quarter ended December 31,2001, representing the present value of future lease payments related to idle space in the Company's former Optical Thin Film Technology Center, and employee severance costs; and (2) a provision for asset impairment of $3,444,378 recorded in the quarter ended September 30, 2001, representing a writedown to the lower of carrying value or fair market value of certain of the Company's property and equipment invested in its optical thin films coating business.

        Interest expense relates primarily to capital lease obligations.

        Interest income decreased by approximately $29,000 for the quarter and by $98,000 for the six months ended December 31, 2002 compared to the corresponding periods of the prior year due to the lower base of cash and cash equivalents and to lower interest rates.

        The loss on sale of assets held for sale of $14,602 and $20,041 in the quarter and six months ended December 31, 2002, respectively, represents the loss on the sales of a portion of the property and equipment held for sale, which formerly was invested in the Company's telecommunications product line. The Company received net proceeds from these sales of approximately $550,000 in the six months ended December 31, 2002.

        No income tax provision was recorded in the first or second quarters of fiscal year 2003 or 2002 because of the losses generated in those periods.

Liquidity and Capital Resources

        For the six months ended December 31, 2002, the Company's cash and cash equivalents decreased by approximately $1,236,000 to $4,589,000. The decrease in cash and cash equivalents was due to cash used by operating activities of approximately $1,734,000, capital expenditures of approximately $16,000, repayment of debt of approximately $24,000, and an increase in other assets of approximately $12,000, partially offset by net proceeds received from the sale of assets of approximately $550,000.

        Contractual cash commitments for the fiscal years subsequent to December 31, 2002 are summarized as follows:

	2003	2004	Thereafter	Total
Capital leases	$8,765	$3,874	$—	$12,639
Operating leases	27,671	15,383	—	43,054

Total	$36,436	$19,257	$—	$55,693

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

Recent Accounting Pronouncements

        Statement of Financial Accounting Standards ("SFAS") No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of SFAS No. 123 (Issued 12/02) amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

        This Statement seeks to improve the prominence and clarity of the pro forma disclosures required by SFAS No. 123 by prescribing a specific tabular format and by requiring disclosure in the "Summary of Significant Accounting Policies" or its equivalent. In addition, this Statement seeks to improve the timeliness of those disclosures by requiring their inclusion in financial reports for interim periods.

        The provisions of SFAS No. 148 generally will be effective for fiscal years ended after December 15, 2002. The disclosures to be provided in annual financial statements will be required for fiscal years ended after December 15, 2002, and the disclosures to be provided in interim financial reports will be required for interim periods begun after December 15, 2002, with earlier application encouraged.

        The Company will comply with the disclosure requirement of the Statement beginning with the interim period ending March 31, 2003. However, the Company currently intends to retain the intrinsic value method of accounting for stock-based employee compensation as allowed by SFAS No. 123.

        FASB Interpretation 45, an interpretation of SFAS No.'s 5, 57 and 107 (and rescission of FASB Interpretation No. 34), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, introduces the concept of two different obligations related to the issuance of a guarantee: (1) the contingent obligation to make future payments under the conditions of the guarantee and (2) the non-contingent obligation to stand ready to perform (stand-ready obligation). Interpretation 45 addresses the accounting for the stand-ready obligation under the guarantee, while SFAS No. 5, Accounting for Contingencies, addresses the recognition and measurement of the contingent obligation. A guarantor is required to recognize a liability with respect to its stand-ready obligation under the guarantee even if the probability of future payments under the conditions of a guarantee is remote. The initial liability will be measured as the fair value of the stand-ready obligation. The Interpretation excludes certain guarantees from its scope while others are excluded solely from the recognition requirements (i.e., subject to disclosure only). The disclosure requirements are effective for interim and annual financial statements ending after December 15, 2002 (December 31, 2002 financial statements for calendar year companies). The initial recognition and measurement provisions are effective for all guarantees within the scope of Interpretation 45 issued or modified after December 31, 2002. Adoption of FASB Interpretation 45 as of December 31, 2002 will not have an effect on the Company's financial statements.

        FASB Interpretation No. 46, issued in January 2003, is an interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements, and addresses consolidation by business enterprises of variable interest entities. This Interpretation requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. Variable interest entities that effectively disperse risks will not be consolidated unless a single party holds an interest or combination of interests that effectively recombines risks that were previously dispersed.

        This Interpretation applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Interpretation applies to public enterprises as of the beginning of the applicable interim or annual period, and it applies to nonpublic enterprises as of the end of the applicable annual period.

        The Company does not expect that the adoption of FASB Interpretation No. 46 will have a significant effect on its consolidated financial statements.

Expense Reduction

        The Company has taken additional measures to realign its cost structure with current revenue expectations. In October 2002, the Company reduced its full-time workforce by approximately 16%, or six employees. As a result of this action, the Company recorded a non-recurring pretax charge to earnings of approximately $53,000 for employee severance benefits in the quarter ended December 31, 2002. In addition, the Company is in the process of reviewing other expense areas to determine where additional reductions in discretionary spending can be achieved.

Trends and Uncertainties That May Affect Future Results

        For the quarter ended December 31, 2002, cash and cash equivalents decreased by approximately $500,000 from September 30, 2002. Cash receipts during the quarter included approximately $545,000 related to the sale of certain assets held for sale. Cash disbursements during the quarter included approximately $414,000 for certain non-recurring payments (such as employee severance and legal expenses associated with corporate governance issues and other matters), and certain payments occurring only during the second quarter each year (such as annual insurance premiums and costs associated with preparation of annual shareholder proxy materials). Cash disbursements in the preceding quarter ended September 30, 2002 included a non-recurring payment for lease cancellation of approximately $168,000. Excluding these incremental receipts and disbursements, cash usage during the quarter ended December 31, 2002 would have been approximately $631,000, an 11% sequential increase in cash usage compared to the previous quarter ended September 30, 2002. This increased cash usage is attributable primarily to higher inventory purchases and customer receivables (net of advances) to support the higher sales levels in the quarter ended December 31, 2002.

        During the quarter ended December 31, 2002, the Company received net proceeds of approximately $545,000 related to the sale of a portion of its assets held for sale (the property and equipment previously used in the Company's telecommunications product line). The remaining assets in this category are anticipated to be sold by June 30, 2003.

        Capital equipment expenditures during the six months ended December 31, 2002 were approximately $16,000, down 72% from the six months ended December 31, 2001. Future capital expenditures will be dependent upon future sales and success of on-going research and development efforts.

        For the quarter ended December 31, 2002, research and development expenses were approximately $339,000, down 54% from the $737,000 in the quarter ended December 31, 2001. It is anticipated that the quarterly level of R&D expenses for the foreseeable future will remain in this lower range, but is ultimately dependent upon the Company's assessment of new product opportunities.

        The Company's new medical products and certain non-medical applications of its optical technology have been well received by the marketplace. Some of these new products include:

  •
  Stereo endoscope systems (used in cardiac surgery and a growing number of other minimally invasive surgical procedures).
  •
  30o line of sight version of the successful 5 mm autoclavable laparoscope.
  •
  4 mm short endoscope (used in carpal tunnel surgery).
  •
  Longer version of the 10 mm laparoscope (used in bariatric surgery for treatment of morbid obesity).
  •
  5 mm 30o endoscope (used in vessel transplant for cardiac bypass surgery).
  •
  Relay lens system (for use in medical digital photo microscopy).
  •
  Episcope (for use in examination of the epidermis).

        These initiatives alone have already generated orders from new and existing customers totaling approximately $1,272,000, of which approximately $83,000 was shipped in fiscal year 2002,

approximately $181,000 was shipped in the quarter ended September 30, 2002, and approximately $360,000 was shipped in the quarter ended December 31, 2002. A positive trend in shipments is expected to continue during the quarter ending March 31, 2003.

        Achievements of ISO 9001 and CE Mark certification, as previously announced, are also expected to support increased future sales opportunities, both foreign and domestic, for the Company's medical products.

Common Stock Listing on NASDAQ SmallCap Market

        Effective as of the open of business on January 29, 2003 (the "Effective Time"), the Company effected a reverse stock split (the "Reverse Stock Split") of its Common Stock, par value $.01 per share (the "Common Stock"). The purpose of the Reverse Stock Split, which was approved by the shareholders of the Company at the Annual Meeting of Shareholders held in November 2002 and which the Board of Directors determined to be in the best interests of the Company and its shareholders, was to increase the per share price of the Company's Common Stock in order to comply with the minimum bid price listing requirement of Nasdaq. As previously disclosed, the Company had been notified that it was not in compliance with the $1.00 minimum share price requirement for continued listing on the Nasdaq SmallCap Market. In order to regain compliance, the bid price of the Company's Common Stock had to close at or above $1.00 per share for a minimum of 10 consecutive trading days. On each of the 10 consecutive trading days including and following January 29, 2003, the bid price of the Company's Common Stock closed at or above $1.00 per share. Accordingly, the Company believes that it has regained compliance with the minimum share price requirement for continued listing on the Nasdaq SmallCap Market. There can be no assurance, however, that the market price of the Common Stock will not subsequently decrease to a level that causes the Company to again face de-listing, or that the Company's market capitalization will not subsequently be less than its market capitalization before the Reverse Stock Split.

        At the Effective Time, every six shares of Common Stock were reclassified and combined into one share of Common Stock. No fractional shares were issued as a result of the Reverse Stock Split. Instead, each resulting fractional share of Common Stock was rounded up to one whole share. The Reverse Stock Split reduced the number of shares of Common Stock outstanding from 10,503,908 to 1,752,052. Immediately after the Effective Time, the total number of authorized shares of Common Stock continued to be 20,000,000 and the par value per share of the Common Stock continued to be $.01.

Item 3	Controls and Procedures
	(a)	Evaluation of Disclosure Controls and Procedures. The Company's Chief Executive Officer and Chief Financial Officer have conducted an evaluation of the Company's disclosure controls and procedures as of a date within 90 days of filing this quarterly report. Based on their evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the applicable Securities and Exchange Commission rules and forms.
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
Effective as of the open of business on January 29, 2003 (the "Effective Time"), the Company effected a reverse stock split (The "Reverse Stock Split") of its Common Stock, par value $.01 per share (the "Common Stock"). At the Effective Time, every six shares of Common Stock were reclassified and combined into one share of Common Stock. No fractional shares were issued as a result of the Reverse Stock Split. Instead, each resulting fractional share of Common Stock was rounded up to one whole share. The Reverse Stock Split reduced the number of shares of Common Stock outstanding from 10,503,908 to 1,752,052. Immediately after the Effective Time, the total number of authorized shares of Common Stock continued to be 20,000,000 and the par value per share of the Common Stock continued to be $.01.
Item 3	Not Applicable.
Item 4	Submission of Matters to a Vote of Security Holders
At the Annual Meeting of Shareholders of the Company held on November 12, 2002, 9,570,838 (or 91.1%) of the 10,503,908 then-outstanding shares of the common stock of the Company were present and voted by proxy. Robert R. Shannon was reelected as a Class III Director of the Company, by a vote of 9,385,511 shares for, 0 shares against and 185,327 shares abstaining. The shareholders also approved a proposal to amend the Articles of Organization, to be filed at the discretion of the Board, to effect a Reverse Stock Split, by a vote of 9,144,165 shares for, 396,830 shares against, and 29,843 shares abstaining.
Item 5	Not Applicable.
Item 6	Exhibits and Reports on Form 8-K
(a) Exhibits—
(i) Exhibit 3(i)—Articles of Organization as amended (ii) Exhibit 99—Certification of Quarterly Report
(b)
Reports on Form 8-K—The Company filed one Current Report on Form 8-K during the quarter ended December 31, 2002 as follows: On November 1, 2002, the Company reported a press release issued on November 1, 2002, reporting its operating results for the quarter ended September 30, 2002.

        In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRECISION OPTICS CORPORATION, INC.
DATE: FEBRUARY 13, 2003	By:	/s/ JACK P. DREIMILLER Jack P. Dreimiller Senior Vice President, Finance, Chief Financial Officer and Clerk

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

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
DATE: February 13, 2003
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

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
DATE: February 13, 2003
/s/ JACK P. DREIMILLER Jack P. Dreimiller Chief Financial Officer

QuickLinks

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES
PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS
PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE SECOND QUARTER AND SIX MONTHS ENDED DECEMBER 31, 2002 AND 2001
PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDEDDECEMBER 31, 2002 AND 2001 (UNAUDITED)
PRECISION OPTICS CORPORATION, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES Management's Discussion and Analysis of Financial Condition and Results of Operations
CERTIFICATIONS
CERTIFICATIONS