Form 10QSB
period 2003-03-31
PRECISION OPTICS CORPORATION INC
filed 2003-05-15
CIK 867840

FORM 10-QSB

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

Yes  ☒       No  ☐

The number of shares outstanding of issuer’s common stock, par value $.01 per share, at March 31, 2003 was 1,752,052 shares.

Transitional Small Business Disclosure Format (check one):

Yes  ☐       No  ☒

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

		March 31, 2003	June 30, 2002
	ASSETS
	CURRENT ASSETS
	Cash and Cash Equivalents	$3,788,581	$5,825,601
	Accounts Receivable, Net	729,661	374,499
	Inventories	1,241,855	1,009,009
	Prepaid Expenses	168,596	93,574
	Refundable Income Taxes	—	13,849
	Assets Held for Sale	276,061	847,696
	Total Current Assets	6,204,754	8,164,228
	PROPERTY AND EQUIPMENT	4,008,229	3,983,698
Less:	Accumulated Depreciation	(3,665,434)	(3,492,403)
	Net Property and Equipment	342,795	491,295
	OTHER ASSETS	239,232	224,516
	TOTAL ASSETS	$6,786,781	$8,880,039

	LIABILITIES AND STOCKHOLDERS’ EQUITY

	CURRENT LIABILITIES
	Current Portion of Capital Lease Obligation	$8,697	$33,544
	Customer Advances	—	30,000
	Accounts Payable	182,156	118,901
	Accrued Payroll	81,419	63,650
	Accrued Bonuses	30,000	30,000
	Accrued Professional Services	89,751	105,995
	Accrued Vacation	123,988	121,042
	Accrued Warranty Expense	50,000	50,000
	Accrued Income Taxes	—	912
	Other Accrued Liabilities	21,440	24,509
	Accrued Restructuring Expense	—	167,971
	Total Current Liabilities	587,451	746,524
	CAPITAL LEASE OBLIGATION, Net of Current Portion, AND OTHER	3,110	17,705

	STOCKHOLDERS’ EQUITY
	Common Stock, $.01 par value-
	Authorized — 20,000,000 shares
	Issued and Outstanding – 1,752,052 shares at March 31, 2003 and June 30, 2002(1)	17,521	17,521
	Additional Paid-in Capital(1)	27,770,175	27,770,175
	Accumulated Deficit	(21,591,476)	(19,671,886)
	Total Stockholders’ Equity	6,196,220	8,115,810
	TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,786,781	$8,880,039

(1) After giving effect to a 1-for-6 reverse stock split that became effective on January 29, 2003.

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THIRD QUARTER AND NINE MONTHS ENDED

MARCH 31, 2003  AND  2002

(UNAUDITED)

	THIRD QUARTER		NINE MONTHS
	2003	2002	2003	2002

REVENUES	$903,068	$358,896	$2,035,270	$1,173,306

COST OF GOODS SOLD	595,249	466,033	1,607,186	2,438,945

Gross Profit (Loss)	307,819	(107,137)	428,084	(1,265,639)

RESEARCH and DEVELOPMENT	253,449	503,401	902,642	1,916,298

SELLING, GENERAL and ADMINISTRATIVE EXPENSES	487,064	553,045	1,420,384	1,501,214

PROVISION FOR ASSET IMPAIRMENT and RESTRUCTURING	—	—	53,131	4,112,628

Total Operating Expenses	740,513	1,056,446	2,376,157	7,530,140

Operating Loss	(432,694)	(1,163,583)	(1,948,073)	(8,795,779)

INTEREST INCOME	15,318	30,017	54,423	166,650

INTEREST EXPENSE	(207)	(7,384)	(6,769)	(13,051)

GAIN (LOSS) ON SALE OF ASSETS HELD FOR SALE	870	—	(19,171)	—

Net Loss	$(416,713)	$(1,140,950)	$(1,919,590)	$(8,642,180)

Basic and Diluted Loss Per Share(1)	$(0.24)	$(0.65)	$(1.10)	$(4.93)

Weighted Average Common Shares Outstanding(1)	1,752,052	1,752,052	1,752,052	1,752,052

(1) After giving effect to a 1-for-6 reverse stock split that became effective on January 29, 2003.

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED

MARCH 31, 2003 AND 2002

(UNAUDITED)

	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(1,919,590)	$(8,642,180)
Adjustments to Reconcile Net Loss to Net Cash Used In Operating Activities -
Depreciation and Amortization	197,680	432,744
Provision for Asset Impairment and Restructuring	53,131	4,112,628
Provision for Inventory Writedown	—	540,000
Loss on Sale of Assets Held for Sale	19,171	—
Other	(6,872)	(22,126)
Changes in Operating Assets and Liabilities-
Accounts Receivable, Net	(355,162)	812,594
Inventories	(232,846)	(130,917)
Prepaid Expenses	(75,022)	(33,466)
Refundable Income Taxes	13,849	(13,849)
Accounts Payable	63,255	(453,178)
Accrued Restructuring Expense	(221,102)	(213,377)
Customer Advances	(30,000)	—
Other Accrued Expenses	(4,172)	(44,735)
Net Cash Used In Operating Activities	(2,497,680)	(3,655,862)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of Property and Equipment	(22,268)	(72,858)
Net Proceeds from Sale of Assets Held for Sale	553,091	—
Increase in Other Assets	(42,257)	(41,941)
Net Cash Provided By (Used In) Investing Activities	488,566	(114,799)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of Capital Lease Obligation	(27,906)	(28,975)
Net Cash Used In Financing Activities	(27,906)	(28,975)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(2,037,020)	(3,799,636)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	5,825,601	10,530,298

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$3,788,581	$6,730,662

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash Paid for-
Interest	$6,768	$7,384
Income Taxes	$1,824	$14,761

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

These consolidated financial statements have been prepared by the Company, without audit, and reflect normal recurring adjustments which, in the opinion of management, are necessary for a fair statement of the results of the third quarter and nine months of the Company’s fiscal year 2003.  These consolidated financial statements do not include all disclosures associated with annual consolidated financial statements and, accordingly, should be read in conjunction with footnotes contained in the Company’s consolidated financial statements for the year ended June 30, 2002 together with the auditors’ report filed under cover of the Company’s 2002 Annual Report on Form 10-KSB.

Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.  For the three and nine months ended March 31, 2003 and 2002, the effect of stock options and warrants was antidilutive; therefore, they were not included in the computation of diluted loss  per share.  The number of shares issuable upon the exercise of outstanding stock options and warrants that were excluded from the computation as their effect would be antidilutive were approximately 203,748 and 198,222 for the three months ended March 31, 2003 and 2002, respectively, and approximately 202,785 and 203,176 for the nine months ended March 31, 2003 and 2002, respectively.

2.               INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

	March 31, 2003	June 30, 2002

Raw Materials	$672,137	$532,228

Work-In-Progress	359,813	302,128

Finished Goods	209,905	174,653

Total Inventories	$1,241,855	$1,009,009

3.               EXPENSE  REDUCTION

In October 2002, the Company reduced its full-time workforce by approximately 16%, or six employees.  As a result of this action, the Company recorded a non-recurring pretax charge to earnings in the quarter ended December 31, 2002 of $53,131 for employee severance benefits that were paid in the quarter ended December 31, 2002.

4.               REVERSE STOCK SPLIT

Effective as of the open of business on January 29, 2003 (the “Effective Time”), the Company effected a reverse stock split (the “Reverse Stock Split”) of its Common Stock, par value $.01 per share (the “Common Stock”).  The purpose of the reverse stock split, which the Board of Directors determined to be in the best interests of the Company and its shareholders, was to increase the per share price of the Company’s Common Stock in order to comply with the minimum bid price listing requirement of Nasdaq.  As previously disclosed, the Company had been notified that it was not in compliance with the $1.00 minimum share price requirement for continued listing on the Nasdaq SmallCap Market.  In order to regain compliance, the bid price of the Company’s Common Stock had to close at or above $1.00 per share for a minimum of 10 consecutive trading days.  On each of the 10 consecutive trading days including and following January 29, 2003, the bid price of the Company’s Common Stock closed at or above $1.00 per share.  Accordingly, the Company has regained compliance with the minimum share price requirement for continued listing on the Nasdaq SmallCap Market.  There can be no assurance, however, that the market price of the Common Stock will  not subsequently decrease to a level that causes the Company to again face de-listing, or that the Company’s market capitalization will not subsequently be less than its market capitalization before the Reverse Stock Split.

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

All shares and per share data in the accompanying consolidated financial statements reflect the effects of the 1-for-6 Reverse Stock Split that became effective on January 29, 2003.  In addition, capital stock has been decreased by $87,518, with a corresponding increase to paid-in capital to reflect the adjusted number of shares of $.01 par value common stock outstanding as a result of the 1-for-6 Reverse Stock Split.

5.               STOCK-BASED COMPENSATION

The Company accounts for its stock-based compensation using the intrinsic value method provided for under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations.  Under APB No. 25 and related interpretations, compensation cost is recognized based on the difference, if any, on the date of grant between the fair value of the Company’s stock and the amount an employee must pay to acquire the stock.  Statement of Financial Accounting Standards (“SFAS”) No. 123,

Accounting for Stock-Based Compensation, establishes a fair-value-based method of accounting for stock-based compensation plans.  The Company has adopted the disclosure-only alternative under SFAS No. 123, which requires the disclosure of the pro forma effects on net loss and net loss per share as if the fair value accounting prescribed by SFAS No. 123 had been adopted.

No stock-based employee compensation cost is reflected in net loss, as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:

	3 Months Ended March 31		9 Months Ended March 31
	2003	2002	2003	2002

Net loss, as reported	$(416,713)	$(1,140,950)	$(1,919,590)	$(8,642,180)
Add: Total stock-based employee compensation expense determined under fair value based method for all awards	(18,462)	(37,220)	(63,903)	(26,316)

Pro forma net loss	$(435,175)	$(1,178,170)	$1,983,493)	$(8,668,496)

Net loss per share:
As reported – basic and diluted	$(.24)	$(.65)	$(1.10)	$(4.93)

Pro forma– basic and diluted	$(.25)	$(.67)	$(1.13)	$(4.95)

6.               WARRANTY COSTS

The Company provides a standard one-year warranty on materials and workmanship to its customers.  The Company provides for estimated warranty costs at the time product revenue is recognized.  Warranty costs are included as a component of cost of goods sold in the accompanying consolidated statements of operations.  For the three and nine month periods ended  March 31, 2003 and 2002, warranty costs were not significant.

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial

Condition and Results of Operations

Important Factors Regarding Forward-Looking Statements

When used in this discussion, the words “believes”, “anticipates”, “intends to”, and similar expressions are intended to identify forward-looking statements.  Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected.  These risks and uncertainties, many of which are not within the Company’s control, include, but are not limited to, uncertainty of future demand for the Company’s products, the uncertainty and timing of the successful development of the Company’s new products, the risks associated with reliance on a few key customers; the Company’s ability to maintain compliance with requirements for continued listing on the Nasdaq SmallCap Market; the Company’s ability to attract and retain personnel with the necessary scientific and technical skills; the timing and completion of significant orders; the timing and amount of the Company’s research and development expenditures; the timing and level of market acceptance of customers’ products for which the Company supplies components; the level of market acceptance of competitors’ products; the ability of the Company to control costs associated with performance under fixed price contracts; the performance and reliability of the Company’s vendors; and the continued availability to the Company of essential supplies, materials and services.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.  The Company undertakes no obligation to publicly release the result of any revision to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

Results of Operations

Total revenues for the quarter and nine months ended March 31, 2003 increased by $544,172 or 151.6% and $861,964 or 73.5%, respectively, from the same periods in the prior year.  Revenues for the quarter increased 53.1% sequentially from the preceding quarter.

The increase in revenues for the quarter was due primarily to higher sales of medical products.  Sales of medical products were higher due primarily to higher shipments of stereo endoscopes and cameras.

The revenue increase from the prior year for the nine months ended March 31, 2003 was due to higher sales of medical products (up approximately $1,061,000, or 121%), partially offset by lower sales of non-medical products (down approximately $199,000 or 67%).  For the nine months ended March 31, 2003, medical sales were higher due primarily to higher shipments of stereo endoscopes and cameras.  Non-medical sales were lower due primarily to the discontinuation during the last fiscal year of sales of telecommunications products.

Revenues from the Company’s largest customers, as a percentage of total revenues for the nine months ended March 31, 2003 and 2002, were as follows:

	2003	2002
Customer A	50	—
Customer B	14	21
Customer C	6	10
Customer D	3	14
Customer E	1	10
All Others	26	45
	100%	100%

No other customer accounted for more than 10% of the Company’s revenues during those periods.

At March 31, 2003, receivables from the Company’s largest customer were approximately 83% of the total accounts receivable.  At June 30, 2002, receivables from the Company’s largest customer were approximately 63% of the total accounts receivable.  No other customer accounted for more than 10% of the Company’s receivables as of March 31, 2003 and June 30, 2002.

Gross profit for the quarter and nine months ended March 31, 2003 reflected a favorable change of approximately $415,000 and $1,694,000, respectively, compared to the quarter and nine months ended March 31, 2002.  Gross profit as a percentage of revenues increased from a negative 29.9% in the quarter ended March 31, 2002 to 34.1% in the current quarter, and increased from a negative 107.9% in the nine months ended March 31,2002 to 21.0% in the nine months ended March 31, 2003.  The favorable change in gross profit was due primarily to (1) a provision for excess and obsolete inventories of DWDM filters and DWDM filter test instrumentation of approximately $540,000 recorded in the quarter ended September 30, 2001; (2) lower fixed manufacturing costs resulting from the cessation of operations in the Company’s optical thin film technology facility and reductions in staff; and (3) the higher overall sales volume.

Research and development expenses decreased by approximately $250,000, or 49.7%, for the quarter ended March 31, 2003, and by approximately $1,014,000, or 52.9%, for the nine months ended March 31, 2003 compared to the corresponding periods of the prior year.  During the prior year, research and development expenses consisted primarily of development efforts related to DWDM filters used in telecommunications systems.  The decrease in the current year was due to discontinuation of the development of DWDM filters, as reflected in reductions in staff, and the remaining R&D resources being redeployed toward development of new medical products.

Selling, general and administrative expenses decreased by approximately $66,000, or 11.9%, for the quarter ended March 31, 2003 and by approximately $81,000, or 5.4%, for the nine months ended March 31, 2003 compared to the corresponding periods of the prior year.  The decrease is due primarily to lower sales and marketing expenses, partially offset by certain non-recurring expenses related to effecting a 1-for-6 reverse stock split in the quarter ended March 31, 2003.

The provision for asset impairment and restructuring of $53,131 in the nine months ended March 31, 2003, consists of a provision for severance benefits paid in the quarter ended December 31, 2002 related to the October 2002 workforce reduction of 16%, or six employees.  The provision for asset and impairment and restructuring of  $4,112,628 in the nine months ended March 31, 2002, consists of (1) a provision for restructuring costs recorded in the quarter ended December 31, 2001, representing the present value of future lease payments related to idle space in the Company’s former Optical Thin Film Technology Center, and employee severance costs; and (2) a provision for asset impairment of $3,444,378 recorded in the quarter ended September 30, 2001, representing a writedown to the lower of carrying value or fair market value of certain of the Company’s property and equipment invested in its optical thin films coating business.

Interest expense relates primarily to capital lease obligations.

Interest income decreased by approximately $15,000 for the quarter and by $112,000 for the nine months ended March 31, 2003 compared to the corresponding periods of the prior year due to the lower base of cash and cash equivalents and to lower interest rates.

The loss on sale of assets held for sale of  $19,171 in the nine months ended March 31, 2003, represents the loss on the sales of a portion of the property and equipment held for sale, which formerly was invested in the Company’s telecommunications product line.  The Company received net proceeds from these sales of approximately $553,000 in the nine months ended March 31, 2003.

No income tax provision was recorded in the first, second or third quarters of fiscal year 2003 or 2002 because of the losses generated in those periods.

Liquidity and Capital Resources

For the nine months ended March 31, 2003, the Company’s cash and cash equivalents decreased by approximately $2,037,000 to $3,789,000.  The decrease in cash and cash equivalents was due to cash used by operating activities of approximately $2,498,000, capital expenditures of approximately $22,000, repayment of debt of approximately $28,000, and an increase in other assets (patents) of approximately $42,000, partially offset by net proceeds received from the sale of assets of approximately $553,000.

Contractual cash commitments for the fiscal years subsequent to March 31, 2003 are summarized as follows:

	2003	2004	Total

Capital leases	$4,256	$3,874	$8,130
Operating leases	13,836	15,383	29,219
Total	$18,092	$19,257	$37,349

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

Recent Accounting Pronouncements

Statement of Financial Accounting Standards (‘SFAS”) No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of SFAS No. 123 (Issued 12/02) amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

This Statement seeks to improve the prominence and clarity of the pro forma disclosures required by SFAS No. 123 by prescribing a specific tabular format and by requiring disclosure in the “Summary of Significant Accounting Policies” or its equivalent.  In addition, this Statement seeks to improve the timeliness of those disclosures by requiring their inclusion in financial reports for interim periods.

The Company has complied with the disclosure requirement of the Statement beginning with the interim period ending March 31, 2003.  However, the Company currently intends to retain the intrinsic value method of accounting for stock-based employee compensation as allowed by SFAS No. 123.

FASB Interpretation 45, an interpretation of SFAS No.’s 5, 57 and 107 (and rescission of FASB Interpretation No. 34), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, introduces the concept of two different obligations related to the issuance of a guarantee:  (1) the contingent obligation to make future payments under the conditions of the guarantee and (2) the non-contingent obligation to stand ready to perform (stand-ready obligation).  Interpretation 45 addresses the accounting for the stand-ready obligation under the guarantee, while SFAS No. 5, Accounting for Contingencies, addresses the recognition and measurement of the contingent obligation.  A guarantor is required to recognize a liability with respect to its stand-ready obligation under the guarantee even if the probability of future payments under the conditions of a guarantee is remote.  The initial liability will be measured as the fair value of the stand-ready obligation. The Interpretation excludes certain guarantees from its scope while others are excluded solely from the recognition requirements (i.e., subject to disclosure only).  The disclosure requirements are effective for interim and annual financial statements ending after December 15, 2002.  The initial recognition and measurement provisions are effective for all guarantees within the scope of Interpretation 45 issued or modified after December 31, 2002.  Adoption of FASB Interpretation 45 as of December 31, 2002 will not have an effect on the Company’s consolidated financial statements.

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

Customer Relationships

In March the Company shipped prototypes of a new specialty endoscope for cardiac surgical applications to a significant new customer. Following a successful evaluation of these prototypes and a rigorous audit of the Company’s quality system and processes, the customer placed initial production orders totaling approximately $335,000.  Production and shipment is to begin during the quarter ending June 30, 2003.

Also in March, the Company’s principal customer for stereo endoscopes and cameras announced that it has entered into a merger agreement to be acquired by another of the Company’s customers (pending shareholder approval). Sales to this customer accounted for 67% and 50% of total revenues for the quarter and nine months ended March 31, 2003, respectively. It is uncertain as to what effects the pending merger will have on the Company’s relationship with this customer and whether future business prospects will materialize. While this customer has expressed satisfaction with the Company’s stereo endoscope products to date, currently the Company has no significant open orders from this customer for future delivery.  Since currently business with this customer is very important to the Company, the loss of such business would have a material adverse effect on the Company’s operations and financial position.  The Company continues its vigorous pursuit of  sales of a new generation of advanced endoscopes to this customer, and further sales opportunities with other customers from new non-stereo products recently brought to production in the past year.

Technical Achievements

During the quarter, the Company filed two patent applications with the U.S. Patent and Trademark Office related to its proprietary endoscope technology. The first covers the Company’s LENSLOCKTM technology, which improves ruggedness, clarity and image sharpness, and is applicable to essentially all instruments in the Company’s endoscope product line. The second application was filed for an innovative design for autoclavable endoscopes. The major benefits of autoclavable instruments include increased patient safety, quick turnaround, and elimination of hazardous sterilant and by-product materials, all of which enhance value to the user. The Company believes its autoclavable endoscope technology will continue to generate significant opportunities for endoscope revenue growth.

Trends and Uncertainties That May Affect Future Results

For the quarter ended March 31, 2003, the total of cash and cash equivalents plus receivables decreased by approximately $349,000 from December 31, 2002, compared to a decrease of approximately $526,000 for the quarter ended December 31, 2002, and approximately $807,000 for the quarter ended September 30, 2002, continuing this positive sequential trend.  Cash and cash equivalents decreased by approximately $801,000 for the quarter ended March 31, 2003, compared to a decrease of approximately $500,000 for the quarter ended December 31, 2002.    This increased cash usage is attributable primarily to higher inventory purchases and customer receivables to support the higher sales level in the quarter ended March 31, 2003.  Receivables at March 31, 2003 increased by approximately $452,000 during the quarter and represented approximately 80% of third quarter revenues.  Also contributing to the higher receivables at March 31, 2003, and thus the higher cash usage, was the pattern of shipments during the third quarter.  A significant amount of product shipments (over 50%) occurred during the last month of the quarter ended March 31, 2003.  As a result, cash receipts in the quarter ending June 30, 2003 are expected to be significantly higher than the previous quarter.

Capital equipment expenditures during the nine months ended March 31, 2003 were approximately $22,000, down 69% from the nine months ended March 31, 2002.  Future capital expenditures will be dependent upon future sales and success of on-going research and development efforts.

For the quarter ended March 31, 2003, research and development expenses were approximately $253,000, down 49.7% from the $503,000 in the quarter ended March 31, 2002.  It is anticipated that quarterly R&D expenses for the foreseeable future will remain at this lower level, but is ultimately dependent upon the Company’s assessment of new product opportunities.

Item 3                Controls and Procedures

(a)          Evaluation of Disclosure Controls and Procedures.  The Company’s Chief Executive Officer and Chief Financial Officer have conducted an evaluation of the Company’s disclosure controls and procedures as of a date within 90 days of filing this quarterly report.  Based on their evaluation, the Company’s Chief Executive Officer and Chief  Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the applicable Securities and Exchange Commission rules and forms.

(b)         Changes in Internal Controls and Procedures.  There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of the most recent evaluation of these controls by the Company’s Chief Executive Officer and Chief Financial Officer, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II.                                                OTHER INFORMATION

Items 1-5                                                Not Applicable.

Item 6                                                                Exhibits and Reports on Form 8-K

(a)          Exhibits – Exhibit 99 – Certification of Quarterly Report

(b)         Reports on Form 8-K – The Company filed one Current Report on Form 8-K during the quarter ended March 31, 2003 as follows: On January 24, 2003, the Company reported a press release issued on January 23, 2003, reporting its operating results for the quarter and six months ended December 31, 2002 and announcement of a 1-for-6 reverse stock split which became effective as of the open of business on January 29, 2003.

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRECISION OPTICS CORPORATION, INC.

DATE: May 15, 2003	BY:	/s/ Jack P. Dreimiller
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

Date: May 15, 2003

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

Date: May 15, 2003

/s/ Jack P. Dreimiller
Jack P. Dreimiller
Chief Financial Officer