Form 10KSB
period 2003-06-30
PRECISION OPTICS CORPORATION INC
filed 2003-09-26
CIK 867840

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)
☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended June 30, 2003
OR
☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For transition period from to

Commission File Number 001-10647

PRECISION OPTICS CORPORATION, INC.
(Name of small business issuer in its charter)

MASSACHUSETTS (State or other jurisdiction of incorporation or organization)	04-279-5294 (I.R.S. Employer Identification No.)

22 East Broadway
Gardner, Massachusetts 01440
(Address of principal executive offices) (Zip Code)

(978) 630-1800
(Issuer's telephone number, including area code)

Securities registered under Section 12(b) of the Act:

None

Securities registered under Section 12(g) of the Act:

Common Stock, $.01 par value

        Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.    ☒

        The issuer's revenues for its most recent fiscal year were $2,399,217.

        The aggregate market value of the voting stock, consisting solely of common stock, held by non-affiliates of the issuer computed by reference to the closing price of such stock was $2,995,359 as of August 31, 2003.

        The number of shares of outstanding common stock of the issuer as of August 31, 2003 was 1,752,052.

DOCUMENTS INCORPORATED BY REFERENCE

        The issuer's Proxy Statement for the 2003 Annual Meeting of Shareholders to be held on November 11, 2003 is incorporated into Part III of this Form 10-KSB.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

  BUSINESS DEVELOPMENT

        Precision Optics Corporation, Inc. (the "Company") was incorporated in Massachusetts in 1982 and has been publicly owned since November 1990.

        References to the Company contained herein include its two wholly owned subsidiaries, except where the context otherwise requires.

  BUSINESS OF ISSUER

        Precision Optics Corporation, a developer and manufacturer of advanced optical instruments since 1982, designs and produces high-quality optical thin film coatings, medical instruments, and other advanced optical systems. The Company's medical instrumentation line includes laparoscopes, arthroscopes and endocouplers and a world-class 3-D endoscope for use in minimally invasive surgical procedures. Precision Optics Corporation is certified to the ISO 9001 Quality Standard, and complies with the FDA Good Manufacturing Practices and the European Union Medical Device Directive for CE Marking of its medical products. The Company's Internet Website is www.poci.com.

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

        Optical Thin Films.    The Company designs and manufactures various types of high quality thin film coatings for use in a wide range of optical applications. Thin film coatings are produced in-house for the Company's medical instrumentation and other products. Presently, optical thin film manufacturing not associated with the Company's medical instruments and other products is limited or very specialized.

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

Research and Development.

        The Company believes that its future success depends to a large degree on its ability to continue to conceive and to develop new optical products and services to enhance the performance characteristics and methods of manufacture of existing products. Accordingly, it expects to continue to seek to obtain product-related design and development contracts with customers and to invest its own funds on its research and development. The Company spent approximately $1,235,000 and $2,271,000 of its own funds during fiscal years 2003 and 2002, respectively, on research and development.

Raw Materials and Principal Suppliers.

        For all of the Company's products, except for thin film coatings, the basic raw material is precision grade optical glass, which the Company obtains from several major suppliers. Outside vendors grind and polish most of the Company's lenses and prisms. For optical thin film coatings, the basic raw materials are metals and dielectric compounds, which the Company obtains from a variety of chemical suppliers. Certain of the thin film coatings utilized in the Company's products are currently procured from an outside supplier, but most thin film coatings are produced in-house. The Company believes that its demand for these raw materials and thin film coating services is small relative to the total supply and that materials and services required for the production of its products are currently available in sufficient production quantities and will be available for fiscal year 2004. The Company believes, however, that there are relatively few suppliers of the high quality lenses and prisms which its endoscopes require. The Company has therefore established an in-house optical shop for producing ultra-high quality prisms, micro-optics and other specialized optics for a variety of medical and industrial applications.

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

Employees.

        As of June 30, 2003, the Company had 32 full-time employees and 7 part-time employees. There were 18 employees in manufacturing, 12 in engineering, 3 in sales and marketing, and 6 in finance and administration.

Customers.

        Revenues from the Company's largest customers, as a percentage of total revenues, were as follows:

	2003	2002	2001
Customer A	44%	—%	—%
Customer B	17	18	7
Customer C	5	23	41
Customer D	—	6	18
All Others	34	53	34

	100%	100%	100%

        No other customer accounted for more than 10% of the Company's revenues in fiscal years 2003, 2002, and 2001.

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

        The Company believes these facilities are adequate for its current operations and adequately covered by insurance. Significant increases in production or the addition of significant equipment additions or manufacturing capabilities in connection with the production of the Company's line of endoscopes, optical thin films, and other products may, however, require the acquisition or lease of additional facilities. The Company may establish production facilities domestically or overseas to produce key assemblies or components, such as lenses, for the Company's products. Overseas facilities may subject the Company to the political and economic risks associated with overseas operations. The loss of or inability to establish or maintain such additional domestic or overseas facilities could materially adversely affect the Company's competitive position and profitability.

ITEM 3. LEGAL PROCEEDINGS

        None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of the Company's security holders during the fourth quarter of fiscal year 2003.

Directors and Executive Officers of the Company

        The Company's executive officers and directors are as follows:

Name	Position with the Company or Principal Occupation
Richard E. Forkey	Chairman of the Board, Chief Executive Officer, President, Treasurer and Director
Jack P. Dreimiller	Senior Vice President, Finance, Chief Financial Officer and Clerk
Edward A. Benjamin	Director and Member of Audit Committee. Mr. Benjamin is a retired partner in the law firm of Ropes & Gray, Boston, Massachusetts.
Austin W. Marxe	Director. Mr. Marxe is Managing Director of Special Situations Fund III, L.P., a registered investment company based in New York City, and several other affiliated investment funds.
Joel R. Pitlor	Director. Mr. Pitlor is president of J.R. Pitlor, a management consulting firm based in Cambridge, Massachusetts.
Robert R. Shannon	Director and Member of Audit Committee. Mr. Shannon is a professor at the Optical Sciences Center of the University of Arizona in Tucson, Arizona.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        The Company's common stock is listed on the National Association of Securities Dealers Automated Quotation (NASDAQ) System under the symbol "POCI." Since January 1992, the NASDAQ SmallCap Market has been the principal market in which the Company's stock is publicly traded. The high and low sales prices (as adjusted for the 1-for-6 reverse stock split that became effective on January 29, 2003) for the Company's stock for each full quarterly period within the two most recent fiscal years were as follows as reported by NASDAQ.

	2002		2003
Quarter
	High	Low	High	Low
First	$11.94	$3.66	$3.42	$1.32
Second	$5.94	$4.08	$4.56	$.96
Third	$5.88	$3.00	$2.40	$1.30
Fourth	$4.38	$2.28	$3.44	$1.43

        As of August 31, 2003, there were approximately 120 holders of record of the Company's common stock.

        The Company has not declared any dividends during the last two fiscal years. At present, the Company intends to retain its earnings, if any, to finance research and development and expansion of its business.

EQUITY COMPENSATION PLAN INFORMATION

        The following table provides information about the Company's Common Stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans as of June 30, 2003, including, but not limited to, the 1989 Stock Option Plan and the 1997 Incentive Plan:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by shareholders	116,102		$13.68	99,004	(1)
Equity compensation plans not approved by shareholders	9,168	(2)(3)(4)	$8.08	n/a
Total	125,270		$13.27	99,004

(1)
Includes 99,004 shares of Common Stock available for future grants under the Company's 1997 Incentive Plan. No shares are available for future grants under the Company's 1989 Stock Option Plan.

(2)
Includes 2,500 shares of Common Stock issuable upon exercise of outstanding options granted to Mr. Benjamin in connection with his service on the Board of Directors. These options may be exercised at a price of $8.25 per share and expire on December 15, 2004.

(3)
Includes 2,500 shares of Common Stock issuable upon exercise of outstanding options granted to Mr. Shannon in connection with his service on the Board of Directors. These options may be exercised at a price of $8.25 per share and expire on December 15, 2004.

(4)
Includes 4,168 shares of Common Stock issuable upon exercise of outstanding options granted to Werner Thiel in connection with his service as a consultant to the Company. Options exercisable for 3,334 shares may be exercised at a price of $7.78125 and expire on July 13, 2005. Options exercisable for 834 shares may be exercised at a price of $8.25 and expire on December 14, 2004.

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

Critical Accounting Policies and Estimates

General

        Management's discussion and analysis of financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"). The preparation of these consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

        The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

Revenue Recognition

        The Company recognizes revenue in accordance with U.S. GAAP and SEC Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition in Financial Statements. SAB No. 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the price to the buyer is fixed or determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the price to the buyer charged for products delivered or services rendered and collectibility of the sales price. The Company assesses credit worthiness of customers based upon prior history with the customer and assessment of financial condition. The Company's shipping terms are customarily FOB shipping point.

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

Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of

        The Company accounts for impairment of long-lived assets in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of through sale are reported at the lower of the carrying amount or fair value less estimated costs to sell.

Fiscal Year 2003 Results of Operations

        Total revenues for fiscal year 2003 of approximately $2,399,000 increased by $625,000 or 35.2% from fiscal year 2002 revenues of $1,774,000.

        The revenue increase from the prior year was due principally to higher unit volume sales of medical products (up 57%), partially offset by lower unit volume sales of non-medical products (down 60%). Medical sales were higher due primarily to higher sales of stereo endoscopes and cameras. Non-medical sales were lower due primarily to the discontinuation during the last fiscal year of sales of telecommunication products.

        Revenues from the Company's largest customers, as a percentage of total revenues, were as follows:

	2003	2002	2001
Customer A	44%	—%	—%
Customer B	17	18	7
Customer C	5	23	41
Customer D	—	6	18
All Others	34	53	34

	100%	100%	100%

        No other customer accounted for more than 10% of the Company's revenues in fiscal years 2003, 2002, and 2001.

        Gross profit for fiscal year 2003 reflected a favorable change of approximately $1,676,000, compared to fiscal year 2002. Gross profit as a percentage of revenues increased from a negative 76.0% in fiscal year 2002 to 13.6% in the current year. The favorable change in gross profit was due primarily to (1) a provision for excess and obsolete inventories of DWDM filters and DWDM filter test instrumentation of approximately $540,000 recorded in the quarter ended September 30, 2001; (2) lower fixed manufacturing costs resulting from the cessation of operations in the Company's optical thin film technology facility and reductions in staff; and (3) the higher overall sales volume.

        Research and development expenses decreased by approximately $1,036,000, or 45.6%, during fiscal year 2003 compared to the previous year. During the previous year, research and development expenses consisted primarily of development efforts related to DWDM filters used in telecommunications systems. The decrease in the current year was due to discontinuation of the development of DWDM filters, as reflected in reductions in staff, and the remaining R&D resources being redeployed toward development of new medical products.

        Selling, general and administrative expenses decreased by approximately $199,000, or 9.6%, during fiscal year 2003 compared to the previous year. The decrease was due primarily to lower sales and marketing expenses, partially offset by approximately $40,000 in non-recurring expenses related to effecting a 1-for-6 reverse stock split in the quarter ended March 31, 2003.

        The provision for asset impairment and restructuring of $176,642 in fiscal year 2003, consists of a provision for severance benefits of $53,131 paid in the quarter ended December 31, 2002 related to the October 2002 workforce reduction of 16%, or six employees, and a provision for asset impairment of $123,511 recorded in the quarter ended June 30, 2003, representing a further writedown of assets held for sale which reflects the continuing deterioration in the market for used telecommunications equipment. The provision for asset impairment and restructuring of $4,445,021 in fiscal year 2002 consists of (1) a provision for restructuring costs of $402,065, representing the present value of future lease payments related to idle space in the Company's Optical Thin Films Technology Center, and employee severance costs; and (2) a provision for asset impairment of $4,042,956, representing a writedown to the lower of carrying value or fair market value less estimated selling costs of certain of the Company's property and equipment invested in its optical thin films coating product line, and the writeoff of certain patent costs.

        The following table sets forth the quarterly impacts and cash payments associated with the asset impairment and restructuring provisions:

	Provision For—
	Property & Equipment Writedown	Employee Severance	Idle Lease Space	Total
Provision Balance, June 30, 2002	$—	$—	$167,971	$167,971
Quarter Ended—
December 31, 2002	—	53,131	—	53,131
June 30, 2003	123,511	—	—	123,511

Total Provision	123,511	53,131	—	176,642
Non-cash Charges	(123,511)	—	—	(123,511)
Cash Payments	—	(53,131)	(167,971)	(221,102)

Provision Balance, June 30, 2003	$—	$—	$—	$—

        The loss on sale of assets held for sale of $19,171 in fiscal year 2003 represents the loss on sales of a portion of the property and equipment held for sale, which formerly was invested in the Company's telecommunications product line. The Company received net proceeds from these sales of approximately $553,000 in the year ended June 30, 2003.

        Interest income decreased by approximately $127,000 or 66.0% during fiscal year 2003 compared to the previous year. The decrease was due to the lower base of cash and cash equivalents and lower interest rates.

        Interest expense consists of interest on capital lease obligations and, for fiscal year 2002, imputed interest on accrued restructuring costs related to the present value of future lease payments on idle space. Interest expense decreased by $13,069, or 65.5%, from fiscal year 2002 due primarily to the elimination of imputed interest on restructuring costs which were paid in early fiscal year 2003.

        The income tax provisions in fiscal year 2003 and 2002 represent the minimum statutory state income tax liability.

Fiscal Year 2002 Results of Operations

        Total revenues for fiscal year 2002 of approximately $1,774,000 decreased by $2,474,000 or 58.2% from fiscal year 2001 revenues of $4,248,000.

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

        The following table sets forth the quarterly impacts and cash payments associated with the asset impairment and restructuring provisions:

	Provision For—
	Property & Equipment Writedown	Patent Writedown	Employee Severance	Idle Lease Space	Total
Quarter Ended—
September 30, 2001	$3,444,378	$—	$—	$—	$3,444,378
December 31, 2001	—	—	186,250	482,000	668,250
June 30, 2002	541,000	57,578	—	(266,185)	332,393

Total Provision	3,985,378	57,578	186,250	215,815	4,445,021
Non-cash Charges	(3,985,378)	(57,578)	—	—	(4,042,956)
Cash Payments	—	—	(186,250)	(47,844)	(234,094)

Provision Balance, June 30, 2002	$—	$—	$—	$167,971	$167,971

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

        The income tax provision in fiscal year 2002 represents the minimum statutory state income tax liability.

Liquidity and Capital Resources

        The Company has incurred significant operating losses during the last seven fiscal years. This trend was primarily the result of the loss of several significant customers, completion of several large nonrecurring government contracts, and operating losses and provision for asset impairment, restructuring, and inventory write-downs associated with the downturn in demand for optical filters used in telecommunications systems. In fiscal 1998, the Company began making significant investments in research and development and capital purchases for new products. In August 1999 and March 2000, the Company raised gross proceeds of approximately $16 million of additional cash through the issuance of common stock.

        In the past two fiscal years, the Company has implemented a number of restructuring and cost saving measures in an effort to align costs with revenues and strengthen financial performance. Full-time employee headcount has been reduced from 78 at June 30, 2001 to 32 at June 30, 2003. The Company has discontinued the development and manufacturing of telecommunications products, canceled the lease on its Optical Thin Films Technology Center, and written down and/or sold certain of the property, equipment and inventories invested in its telecommunications business. As a result of these actions, the Company has incurred asset impairment, restructuring and inventory write-down provisions of approximately $4,985,000 and $177,000 for the years ended June 30, 2002 and 2003, respectively, and has received net proceeds from the sale of assets held for sale of approximately $553,000 during the year ended June 30, 2003. In addition, the Company will continue its review of other expense areas to determine where additional reductions in discretionary spending can be achieved.

        For the year ended June 30, 2003, the Company increased its revenues by 35% to approximately $2,399,000. Sales to its principal customer accounted for 44% of total revenues. However, in June 2003, this principal customer merged with another company which is also a Precision Optics customer. It is uncertain as to what effects the merger will have on the Company's relationship with this customer and whether future business prospects will materialize. Currently the Company has no open orders from this customer for future delivery. Since business with this customer is very important to the Company, the loss of such business would have a material adverse effect on the Company's operations and financial position. Despite the uncertainties of this situation, the Company continues to believe strongly in the market potential of its advanced endoscope technology, and is continuing its development of a new generation of stereo endoscopes for consideration by this customer, as well as non-stereo products for other customers.

        The Company expects its recent pattern of quarter-to-quarter revenue fluctuations to continue, due to the uncertain timing of individual orders and their size in relation to total revenues. The Company remains confident in the value of its technology and expertise both in medical and surgical applications and elsewhere. In addition, despite strict controls on R&D spending, the Company continues to move forward with new products and technical innovations. An example is the Company's recent patent filing on new very small lens technology, which the Company believes may lead to new medical and other product offerings. The Company believes that the recent introduction of several new products, along with new and on-going customer relationships, will generate additional revenues, which are required in order for the Company to achieve profitability. If these additional revenues are not achieved on a timely basis, the Company will be required and is prepared to implement further cost reduction measures, as necessary.

        For the year ended June 30, 2003, the Company's cash and cash equivalents decreased by approximately $2,321,000 to $3,504,000. The decrease in cash and cash equivalents was due to cash used by operating activities of approximately $2,765,000, capital expenditures of approximately $28,000, repayment of capital lease obligation and other of approximately $33,000, expenditures for other assets (primarily patents) of $48,000, partially offset by net proceeds received from the sale of assets of approximately $553,000. The Company believes, based on its operating and strategic plans, that it will have sufficient funds to conduct operations through at least the next fiscal year.

        As previously disclosed, the Company had been notified that it was not in compliance with the $1.00 minimum share price requirement for continued listing on the Nasdaq SmallCap Market. In order to regain compliance, the bid price of the Company's Common Stock had to close at or above $1.00 per share for a minimum of 10 consecutive trading days. On each of the 10 consecutive trading days including and following January 29, 2003, the bid price of the Company's Common Stock closed at or above $1.00 per share. Accordingly, the Company has regained compliance with the minimum share price requirement for continued listing on the Nasdaq SmallCap Market. There can be no assurance, however, that the market price of the Common Stock will not subsequently decrease to a level that causes the Company to again face de-listing.

        Contractual cash commitments for the fiscal years subsequent to June 30, 2003 are summarized as follows:

	2004	Thereafter	Total
Long-term debt	$—	$—	$—
Capital leases	3,874	—	3,874
Operating leases	38,800	—	38,800

	$42,674	$—	$42,674

Trends and Uncertainties That May Affect Future Results

        Cash and cash equivalents decreased by approximately $284,000 for the quarter ended June 30, 2003, compared to a decrease of approximately $801,000 for the quarter ended March 31, 2003. This quarterly use of cash is the lowest in 2 1/2 years and is attributable primarily to higher customer receivables to support the higher sales level in the quarter ended March 31, 2003 that were collected during the quarter ended June 30, 2003. As a result of the lower shipments in the quarter ended June 30, 2003, cash receipts in the quarter ending September 30, 2003 are expected to be significantly lower than the previous quarter.

        Capital equipment expenditures during the year ended June 30, 2003 were approximately $28,000, down 69% from the $91,000 for fiscal year 2002. Future capital equipment expenditures will be dependent upon future sales and success of on-going research and development efforts.

        For the quarter ended June 30, 2003, research and development expenses were approximately $333,000, down 6.2% from the $355,000 for the quarter ended June 30, 2002. It is anticipated that the quarterly level of R&D expenses for the foreseeable future will remain at this lower level, but is ultimately dependent upon the Company's assessment of new product opportunities.

        As previously reported, the Company has received orders totaling approximately $335,000 from a new customer for production of a specialty endoscope used for cardiac surgical applications. Due to certain design changes requested by the customer, only a small portion of these orders (representing approximately $21,000) was delivered during the quarter ended June 30, 2003. The balance of the current orders is expected to be delivered during the quarter ended September 30, 2003, and additional follow-on orders for this product are anticipated.

        To date, this new customer relationship has only partially offset the loss of business from a major stereo endoscope customer whose purchases of endoscopes and cameras had accounted for 44% of total Company revenues for the year ended June 30, 2003. While the Company continues to derive service revenues from this second customer, currently it has no open orders for future product delivery. The environment for future sales to this customer remains uncertain, as it has recently merged with another company which is also a Precision Optics customer. Despite the uncertainties of this situation, the Company continues to believe strongly in the market potential of its advanced endoscope technology, and is continuing its development of a new generation of stereo endoscopes for consideration by this customer, as well as non-stereo products for other customers.

        The Company expects its recent pattern of quarter-to-quarter revenue fluctuations to continue, due to the uncertain timing of individual orders and their size in relation to total revenues. On a year-over-year basis, several measures of the Company's financial health have shown significant improvement, which the Company attributes to a combination of cost control measures and improving conditions in some markets. The Company remains confident in the value of its technology and expertise both in medical and surgical applications and elsewhere. In addition, despite strict controls on R&D spending, the Company continues to move forward with new products and technical innovations. An example is the Company's recent patent filing on new very small lens technology, which the Company believes can lead to new medical and other product offerings.

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

        FASB Interpretation 45, an interpretation of SFAS No.'s 5, 57 and 107 (and rescission of FASB Interpretation No. 34), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, introduces the concept of two different obligations related to the issuance of a guarantee: (1) the contingent obligation to make future payments under the conditions of the guarantee and (2) the non-contingent obligation to stand ready to perform (stand-ready obligation). Interpretation 45 addresses the accounting for the stand-ready obligation under the guarantee, while SFAS No. 5, Accounting for Contingencies, addresses the recognition and measurement of the contingent obligation. A guarantor is required to recognize a liability with respect to its stand-ready obligation under the guarantee even if the probability of future payments under the conditions of a guarantee is remote. The initial liability will be measured as the fair value of the stand-ready obligation. The Interpretation excludes certain guarantees from its scope while others are excluded solely from the recognition requirements (i.e., subject to disclosure only). The disclosure requirements are effective for interim and annual financial statements ending after December 15, 2002. The initial recognition and measurement provisions are effective for all guarantees within the scope of Interpretation 45 issued or modified after December 31, 2002. Adoption of FASB Interpretation 45 as of December 31, 2002 did not have an effect on the Company's consolidated financial statements.

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

        In November 2002, the FASB issued EITF No. 00-21, Revenue Arrangements with Multiple Deliverables, which provides guidance on how to account for revenue arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of this EITF are effective for revenue arrangements entered into after June 30, 2003. The Company does not expect the impact of adoption of EITF No. 00-21 to be material.

        In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). The statement is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 will not have a material impact on the Company's consolidated financial statements.

ITEM 7. CONSOLIDATED FINANCIAL STATEMENTS:

        The Consolidated Financial Statements are filed on pages 12 through 29 of this Form 10-KSB.

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

Consolidated Financial Statements
as of June 30, 2003 and 2002
Together with Auditors' Report

Report of Independent Auditors

The Board of Directors and Shareholders
Precision Optics Corporation, Inc.:

        We have audited the accompanying consolidated balance sheets of Precision Optics Corporation, Inc. and subsidiaries as of June 30, 2003 and 2002 and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The accompanying consolidated statements of operations, stockholders' equity, and cash flows of Precision Optics Corporation, Inc. and subsidiaries for the year ended June 30, 2001 were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those consolidated financial statements in their report dated July 24, 2001.

        We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the 2003 and 2002 consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Precision Optics Corporation, Inc. and subsidiaries as of June 30, 2003 and 2002 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

                      /s/ KPMG LLP

Boston, Massachusetts
July 31, 2003

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

                      /s/ Arthur Andersen, LLP
                      Arthur Andersen, LLP

Boston, Massachusetts
July 24, 2001

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

June 30, 2003 and 2002

	2003	2002
ASSETS
Current Assets:
Cash and cash equivalents	$3,504,414	$5,825,601
Accounts receivable (net of allowance for doubtful accounts of approximately $155,000 in 2003 and 2002)	191,669	374,499
Inventories	1,257,288	1,009,009
Prepaid expenses	91,213	93,574
Refundable income taxes	—	13,849
Assets held for sale	152,550	847,696

Total current assets	5,197,134	8,164,228

Property and Equipment, at cost:
Machinery and equipment	3,323,760	3,302,304
Leasehold improvements	551,796	543,851
Furniture and fixtures	95,781	95,200
Vehicles	42,343	42,343

	4,013,680	3,983,698
Less—Accumulated depreciation and amortization	3,723,350	3,492,403

	290,330	491,295

Other Assets:
Cash surrender value of life insurance policies	39,384	42,127
Patents, net	196,772	182,389

Total other assets	236,156	224,516

	$5,723,620	$8,880,039

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current portion of capital lease obligation	$3,826	$33,544
Accounts payable	141,398	118,901
Customer advances	—	30,000
Accrued employee compensation	213,543	214,692
Accrued professional services	118,284	105,995
Accrued warranty expense	50,000	50,000
Accrued income taxes	—	912
Other accrued liabilities	6,966	24,509
Accrued restructuring expense	—	167,971

Total current liabilities	534,017	746,524

Capital Lease Obligation, net of current portion, and Other	1,555	17,705

Commitments (Note 2)
Stockholders' Equity:
Common stock, $0.01 par value—
Authorized—20,000,000 shares
Issued and outstanding—1,752,052 shares at June 30, 2003 and 2002	17,521	17,521
Additional paid-in capital	27,770,175	27,770,175
Accumulated deficit	(22,599,648)	(19,671,886)

Total stockholders' equity	5,188,048	8,115,810

	$5,723,620	$8,880,039

The accompanying notes are an integral part of these consolidated financial statements.

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

for the Years Ended June 30, 2003, 2002, and 2001

	2003	2002	2001
Revenues	$2,399,217	$1,774,283	$4,247,828
Cost of Goods Sold	2,072,238	3,123,196	3,438,679

Gross profit (loss)	326,979	(1,348,913)	809,149

Research and Development Expenses	1,235,252	2,270,880	3,215,257
Selling, General and Administrative Expenses	1,881,313	2,079,994	2,103,517
Provision for Asset Impairment and Restructuring	176,642	4,445,021	—
Loss on Sale of Assets Held for Sale	19,171	—	—

Total operating expenses	3,312,378	8,795,895	5,318,774

Operating loss	(2,985,399)	(10,144,808)	(4,509,625)
Interest Income	65,443	192,241	780,395
Interest Expense	(6,894)	(19,963)	(11,860)

Loss before provision for income taxes	(2,926,850)	(9,972,530)	(3,741,090)
Provision for Income Taxes	912	912	912

Net loss	$(2,927,762)	$(9,973,442)	$(3,742,002)

Basic and Diluted Loss per Share	$(1.67)	$(5.69)	$(2.14)

Weighted Average Common Shares Outstanding	1,752,052	1,752,052	1,745,558

The accompanying notes are an integral part of these consolidated financial statements.

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity

for the Years Ended June 30, 2003, 2002, and 2001

	Number of Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
Balance, June 30, 2000	1,715,594	$17,156	$25,179,891	$(5,956,442)	$19,240,605
Proceeds from litigation settlement	—	—	2,368,485	—	2,368,485
Proceeds from exercise of options and warrants to purchase common stock	36,458	365	238,720	—	239,085
Costs associated with private placement of common stock	—	—	(16,921)	—	(16,921)
Net loss	—	—	—	(3,742,002)	(3,742,002)

Balance, June 30, 2001	1,752,052	17,521	27,770,175	(9,698,444)	18,089,252
Net loss	—	—	—	(9,973,442)	(9,973,442)

Balance, June 30, 2002	1,752,052	17,521	27,770,175	(19,671,886)	8,115,810
Net loss	—	—	—	(2,927,762)	(2,927,762)

Balance, June 30, 2003	1,752,052	$17,521	$27,770,175	$(22,599,648)	$5,188, 048

The accompanying notes are an integral part of these consolidated financial statements.

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

for the Years Ended June 30, 2003, 2002, and 2001

	2003	2002	2001
Cash Flows from Operating Activities:
Net loss	$(2,927,762)	$(9,973,442)	$(3,742,002)
Adjustments to reconcile net loss to net cash used in operating activities—
Depreciation and amortization	265,102	593,491	730,500
Provision for asset impairment and restructuring	176,642	4,445,021	—
Provision for inventory write-down	—	540,000	—
Loss on sale of assets held for sale	19,171	—	—
Other	(6,872)	(25,345)	32,217
Changes in operating assets and liabilities—
Accounts receivable, net	182,830	628,997	(365,197)
Inventories	(248,279)	(24,890)	(414,608)
Prepaid expenses	2,361	16,186	(38,953)
Refundable income taxes	13,849	(13,849)	—
Accounts payable	22,497	(465,885)	265,690
Accrued restructuring expense	(221,102)	(234,094)	—
Customer advances	(30,000)	30,000	—
Other accrued expenses	(13,533)	(29,467)	84,185

Net cash used in operating activities	(2,765,096)	(4,513,277)	(3,448,168)
Cash Flows from Investing Activities:
Purchases of property and equipment	(27,719)	(90,818)	(3,617,134)
Net proceeds from sale of assets held for sale	553,091	—	—
Increase in other assets	(48,686)	(56,798)	(27,877)

Net cash provided by (used in) investing activities	476,686	(147,616)	(3,645,011)

Cash Flows from Financing Activities:
Repayment of capital lease obligation and other	(32,777)	(43,804)	(95,922)
Proceeds from litigation settlement	—	—	2,368,485
Net costs from private placement of common stock	—	—	(16,921)
Proceeds from exercise of stock options and warrants	—	—	239,085

Net cash provided by (used in) financing activities	(32,777)	(43,804)	2,494,727

Net Decrease in Cash and Cash Equivalents	(2,321,187)	(4,704,697)	(4,598,452)
Cash and Cash Equivalents, beginning of year	5,825,601	10,530,298	15,128,750

Cash and Cash Equivalents, end of year	$3,504,414	$5,825,601	$10,530,298

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for—
Interest	$6,894	$19,963	$11,860

Income taxes	$1, 824	$912	$912

The accompanying notes are an integral part of these consolidated financial statements.

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(1)    Summary of Significant Accounting Policies

(a)   Nature of Business and Liquidity

        Precision Optics Corporation, Inc. (the "Company") designs, develops, manufactures and sells specialized optical systems and components and optical thin-film coatings. The Company conducts business in one industry segment only and its customers are primarily domestic. The Company's products and services fall into two principal areas: (i) medical products for use by hospitals and physicians and (ii) advanced optical system design and development services and products used by industrial customers.

        The Company has incurred significant operating losses during the last seven fiscal years. This trend was primarily the result of the loss of several significant customers, completion of several large nonrecurring government contracts, and operating losses and provision for asset impairment, restructuring, and inventory write-downs associated with the downturn in demand for optical filters used in telecommunications systems. In fiscal 1998, the Company began making significant investments in research and development and capital purchases for new products. In August 1999 and March 2000, the Company raised gross proceeds of approximately $16 million of additional cash through the issuance of common stock.

        In the past two fiscal years, the Company has implemented a number of restructuring and cost saving measures in an effort to align costs with revenues and strengthen financial performance. Full-time employee headcount has been reduced from 78 at June 30, 2001 to 32 at June 30, 2003. The Company has discontinued the development and manufacturing of telecommunications products, canceled the lease on its Optical Thin Films Technology Center, and written down and/or sold certain of the property, equipment and inventories invested in its telecommunications business. As a result of these actions, the Company has incurred asset impairment, restructuring and inventory write-down provisions of approximately $4,985,000 and $177,000 for the years ended June 30, 2002 and 2003, respectively, and has received net proceeds from the sale of assets held for sale of approximately $553,000 during the year ended June 30, 2003. In addition, the Company will continue its review of other expense areas to determine where additional reductions in discretionary spending can be achieved.

        For the year ended June 30, 2003, the Company increased its revenues by 35% to approximately $2,399,000. Sales to its principal customer accounted for 44% of total revenues. However, in June 2003, this principal customer merged with another company which is also a Precision Optics customer. It is uncertain as to what effects the merger will have on the Company's relationship with this customer and whether future business prospects will materialize. Currently the Company has no open orders from this customer for future delivery. Since business with this customer is very important to the Company, the loss of such business would have a material adverse effect on the Company's operations and financial position. The Company is continuing its vigorous pursuit of sales of a new generation of advanced endoscopes to this customer, and further sales opportunities with other customers from new non-stereo products brought to production in the past year.

        The Company has received orders totaling approximately $335,000 from a new customer for production of a specialty endoscope used for cardiac surgical applications. Due to certain design changes requested by the customer, only a small portion of these orders (representing approximately $21,000) was delivered during the quarter ended June 30, 2003. The balance of the current orders is expected to be delivered during the quarter ended September 30, 2003, and additional follow-on orders for this product are anticipated.

        The Company expects its recent pattern of quarter-to-quarter revenue fluctuations to continue, due to the uncertain timing of individual orders and their size in relation to total revenues. On a year-over-year basis, several measures of the Company's financial health have shown significant improvement, which the Company attributes to a combination of cost control measures and improving conditions in some markets. The Company remains confident in the value of its technology and expertise both in medical and surgical applications and elsewhere. In addition, despite strict controls on R&D spending, the Company continues to move forward with new products and technical innovations. An example is the Company's recent patent filing on new very small lens technology, which the Company believes may lead to new medical and other product offerings.

        The Company believes that the recent introduction of several new products, along with new and on-going customer relationships, will generate additional revenues, which are required in order for the Company to achieve profitability. If these additional revenues are not achieved on a timely basis, the Company will be required and is prepared to implement further cost reduction measures, as necessary. The Company believes, based on its operating and strategic plans, that it will have sufficient funds to conduct operations through at least the next fiscal year.

(b)   Principles of Consolidation

        The accompanying consolidated financial statements include the accounts of the Company and its two wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. All shares and per share data reflect the effects of a 1-for-6 reverse stock split that became effective on January 29, 2003.

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

(d)   Cash and Cash Equivalents

        The Company includes in cash equivalents all highly liquid investments with original maturities of three months or less at the time of acquisition. Cash equivalents of $3,394,449 and $5,678,705 at June 30, 2003 and 2002, respectively, consist primarily of overnight repurchase agreements, money market funds, and United States Treasury bills.

(e)   Inventories

        Inventories are stated at the lower of cost (first-in, first-out) or market and include material, labor and manufacturing overhead. The components of inventories at June 30, 2003 and 2002 are as follows:

	2003	2002
Raw material	$679,647	$532,228
Work-in-progress	379,636	302,128
Finished goods	198,005	174,653

	$1,257,288	$1,009,009

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

        Amortization of assets under capital leases is included in depreciation and amortization expense. Depreciation and amortization expense was $228,056, $552,116, and $698,488 for the years ended June 30, 2003, 2002 and 2001, respectively.

(g)   Significant Customers and Concentration of Credit Risk

        Statement of Financial Accounting Standards (SFAS) No. 105, Disclosure of Information about Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk, requires disclosure of any significant off-balance sheet and credit risk concentrations. Financial instruments that subject the Company to credit risk consist primarily of cash and cash equivalents and trade accounts receivable. The Company places its investments in highly rated financial institutions. The Company has not experienced any losses on these investments to date. At June 30, 2003 and 2002, receivables from the Company's largest customer were approximately 55% and 63% of the total accounts receivable, respectively. No other customer accounted for more than 10% of the Company's receivables as of June 30, 2003 and 2002. The Company has not experienced any material losses related to accounts receivable from individual customers. The Company generally does not require collateral or other security as a condition of sale rather relying on credit approval, balance limitation and monitoring procedures to control credit risk of trade account financial instruments. Management believes that allowances for doubtful accounts, which are established based upon review of specific account balances and historical experience, are adequate.

        Revenues from the Company's largest customers, as a percentage of total revenues, were as follows:

	2003	2002	2001
Customer A	44%	—%	—%
Customer B	17	18	7
Customer C	5	23	41
Customer D	—	6	18
All Others	34	53	34

	100%	100%	100%

        No other customer accounted for more than 10% of the Company's revenues in fiscal year 2003, 2002 and 2001.

(h)   Loss per Share

        The Company calculates earnings per share according to SFAS No. 128, Earnings per Share. Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. For each of the three years in the period ended June 30, 2003, the effect of stock options and warrants was antidilutive; therefore, they were not included in the computation of diluted loss per share. The number of shares that were excluded from the computation, as their effect would be antidilutive, were approximately 202,817, 201,533, and 205,433 during fiscal 2003, 2002, and 2001, respectively.

(i)    Stock-Based Compensation

        The Company accounts for its stock-based compensation using the intrinsic value method provided for under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations. Under APB No. 25 and related interpretations, compensation cost is recognized based on the difference, if any, on the date of grant between the fair value of the Company's stock and the amount an employee must pay to acquire the stock. Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, establishes a fair-value-based method of accounting for stock-based compensation plans. The Company has adopted the disclosure-only alternative under SFAS No. 123, which requires the disclosure of the pro forma effects on net loss and net loss per share as if the fair value accounting prescribed by SFAS No. 123 had been adopted.

        No stock-based employee compensation cost is reflected in net loss, as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net loss and net loss per share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:

	Year Ended
	2003	2002	2001
Net loss, as reported	$(2,927,762)	$(9,973,442)	$(3,742,002)
Add: Total stock-based employee compensation expense determined under fair value based method for all awards	82,304	98,474	462,296

Pro forma net loss	$(3,010,066)	$(10,071,916)	$(4,204,298)

Net loss per share:
As reported—basic and diluted	$(1.67)	$(5.69)	$(2.14)

Pro forma—basic and diluted	$(1.72)	$(5.75)	$(2.41)

(j)    Foreign Currency Translation

        The Company translates certain accounts and financial statements of its foreign subsidiary in accordance with SFAS No. 52, Foreign Currency Translation. The functional currency of the Company's foreign subsidiary is the United States dollar. Transaction gains or losses are reflected in the accompanying consolidated statements of operations and have not been significant.

(k)   Patents

        Patents are carried at cost, less accumulated amortization of approximately $290,000 and $253,000 at June 30, 2003 and 2002, respectively. Such costs are amortized using the straight-line method over the shorter of their legal or estimated useful lives, generally five to ten years. Amortization expense was $37,046, $41,375, and $32,012 for the years ended June 30, 2003, 2002, and 2001, respectively. Amortization expense is expected to be approximately $41,000, $39,000, $34,000, $29,000 and $20,000, respectively for the years ending June 30, 2004 through June 30, 2008.

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

(m)  Long-Lived Assets

        The Company accounts for long-lived assets in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

(n)   Warranty Costs

        The Company does not incur future performance obligations in the normal course of business other than providing a standard one-year warranty on materials and workmanship to its customers. The Company provides for estimated warranty costs at the time product revenue is recognized. Warranty costs for the years ended June 30, 2003, 2002, and 2001 have not been material to the consolidated financial statements. Warranty costs were $17,330, $9,317, and $26,219 for the years ended June 30, 2003, 2002, and 2001, respectively and have been included as a component of cost of goods sold in the accompanying consolidated statements of operations.

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

        The Company's comprehensive loss for the years ended June 30, 2003, 2002 and 2001 was equal to its net loss for the same periods.

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

(r)   Segment Reporting

        SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS No. 131 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision making group, in making decisions about how to allocate resources and assess performance. The Company's chief decision-maker, as defined under SFAS No. 131, is the Chief Executive Officer. To date, the Company has viewed its operations and manages its business as principally one segment. For all periods presented, over 90% of the Company's sales have been to customers in the United States.

(s)   Use of Estimates

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

(t)    Recent Accounting Pronouncements

        In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which is effective in fiscal years beginning after December 15, 2001 and interim periods within those fiscal periods. SFAS No. 144 supersedes FASB Statement No. 121 Accounting for the Impairment or Disposal of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and parts of APB Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions Relating to Extraordinary Items, however, SFAS No. 144 retains the requirement of APB Opinion No. 30 to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that either has been disposed of (by sale, by abandonment, or in a distribution to owners) or is classified as held for sale. SFAS No. 144 addresses financial accounting and reporting for the impairment of certain long-lived assets and for long-lived assets to be disposed of. The adoption of SFAS No. 144 on July 1, 2002 had no effect on the Company's consolidated financial statements.

        The FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections, effective for fiscal years beginning May 15, 2002 or later that rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, FASB Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements, and FASB Statement No. 44, Accounting for Intangible Assets of Motor Carriers. This Statement amends SFAS No. 4 and SFAS No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The adoption of SFAS No. 145 on July 1, 2002 had no effect on the Company's consolidated financial statements.

        In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 is based on the fundamental principle that a liability for a cost associated with an exit or disposal activity should be recorded when it (1) is incurred, that is, when it meets the definition of a liability in FASB Concepts Statement No. 6, Elements of Financial Statements, and (2) can be measured at fair value. The principal reason for issuing SFAS No. 146 is the Board's belief that some liabilities for costs associated with exit or disposal activities that entities record under current accounting pronouncements, in particular EITF Issue 94-3, do not meet the definition of a liability. SFAS No. 146 nullifies EITF Issue 94-3; thus, it will have a significant effect on practice because commitment to an exit or disposal plan no longer will be a sufficient basis for recording a liability for costs related to those activities. SFAS No. 146 is effective for exit and disposal activities initiated after December 31, 2002. Early application is encouraged; however, previously issued financial statements may not be restated. An entity would continue to apply the provisions of EITF Issue 94-3 to an exit activity that is initiated under an exit plan that met the criteria of EITF Issue 94-3 before the entity initially applied SFAS No. 146. The adoption of SFAS No. 146 on July 1, 2002 had no effect on the Company's consolidated financial statements.

        FASB Interpretation 45, an interpretation of SFAS No.'s 5, 57 and 107 (and rescission of FASB Interpretation No. 34), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, introduces the concept of two different obligations related to the issuance of a guarantee: (1) the contingent obligation to make future payments under the conditions of the guarantee and (2) the non-contingent obligation to stand ready to perform (stand-ready obligation). Interpretation 45 addresses the accounting for the stand-ready obligation under the guarantee, while SFAS No. 5, Accounting for Contingencies, addresses the recognition and measurement of the contingent obligation. A guarantor is required to recognize a liability with respect to its stand-ready obligation under the guarantee even if the probability of future payments under the conditions of a guarantee is remote. The initial liability will be measured as the fair value of the stand-ready obligation. The Interpretation excludes certain guarantees from its scope while others are excluded solely from the recognition requirements (i.e., subject to disclosure only). The disclosure requirements are effective for interim and annual financial statements ending after December 15, 2002. The initial recognition and measurement provisions are effective for all guarantees within the scope of Interpretation 45 issued or modified after December 31, 2002. The adoption of FASB Interpretation 45 as of December 31, 2002 had no effect on the Company's consolidated financial statements.

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

        In November 2002, the FASB issued EITF No. 00-21, Revenue Arrangements with Multiple Deliverables, which provides guidance on how to account for revenue arrangements that involve the delivery or performance of multiple products, services rights to use assets. The provisions of this EITF are effective for revenue arrangements entered into after June 30, 2003. The Company does not expect that the adoption of EITF No. 00-21 will have a significant effect on its consolidated financial statements.

        In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). The statement is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 on July 1, 2003 will have no effect on the Company's consolidated financial statements.

(2)    Commitments

(a)   Related Party Transactions

        The Company leases one of its facilities from a corporation owned by an officer of the Company. The lease terminated in December 1999 and required lease payments of $9,000 per month. The Company is currently a tenant at will paying rent of $9,000 a month. Total rent expense for related parties included in the accompanying consolidated statements of operations amounted to $108,000 in each of fiscal years 2003, 2002, and 2001.

        The Company paid fees to a director of approximately $24,000 per year for services performed during fiscal 2003, 2002 and 2001. Another director is a former partner in a law firm that has performed legal services for the Company during fiscal 2003, 2002 and 2001 of approximately $144,329, $117,000, and $320,000 respectively. Another former director is the owner of a company that provided approximately $1,700, $19,000, and $20,000 in software and consulting services to the Company during fiscal 2003, 2002 and 2001, respectively.

(b)   Operating Lease Commitments

        The Company has entered into operating leases for its office space and equipment that expire at various dates through fiscal year 2004. Total future minimum rental payments under all non-cancelable operating leases are approximately $38,800.

        Rent expense on operating leases, excluding the related party rent described above, was approximately $51,500, $70,000, and $150,000 for the years ended June 30, 2003, 2002 and 2001, respectively.

(3)    Stockholders' Equity

(a)   Reverse Stock Split

        Effective as of the open of business on January 29, 2003 (the "Effective Time"), and based on an amendment to the Company's Articles of Organization which was approved by the shareholders, the Company effected a reverse stock split (the "Reverse Stock Split") of its Common Stock, par value $.01 per share (the "Common Stock"). The purpose of the reverse stock split, which the Board of Directors determined to be in the best interests of the Company and its shareholders, was to increase the per share price of the Company's Common Stock in order to comply with the minimum bid price listing requirement of Nasdaq. As previously disclosed, the Company had been notified that it was not in compliance with the $1.00 minimum share price requirement for continued listing on the Nasdaq SmallCap Market. In order to regain compliance, the bid price of the Company's Common Stock had to close at or above $1.00 per share for a minimum of 10 consecutive trading days. On each of the 10 consecutive trading days including and following January 29, 2003, the bid price of the Company's Common Stock closed at or above $1.00 per share. Accordingly, the Company has regained compliance with the minimum share price requirement for continued listing on the Nasdaq SmallCap Market. There can be no assurance, however, that the market price of the Common Stock will not subsequently decrease to a level that causes the Company to again face de-listing, or that the Company's market capitalization will not subsequently be less than its market capitalization before the Reverse Stock Split.

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

(b)   Warrants

        During fiscal year 2001, warrants with an exercise price of $6.75 per share for approximately 35,084 shares (as adjusted for the 1-for-6 reverse stock split that became effective on January 29, 2003) were exercised resulting in proceeds to the Company of $236,813. As of June 30, 2003, the Company had 77,644 fully-exercisable warrants to acquire common stock outstanding at a weighted average exercise price of $160.38. The warrants are immediately exercisable and expire in March 2005.

(c)   Stock Options

        During fiscal 1989, the stockholders approved a stock option plan (the "1989 Plan") for key employees. The 1989 Plan, as amended, authorizes the grant of options of up to 185,000 shares of the Company's common stock at an exercise price of not less than 100% of the fair market value per share at the date of grant. Options granted vest and are exercisable for periods determined by the Board of Directors, not to exceed 10 years from the date of grant.

        During fiscal 1998, the stockholders approved an incentive plan (the "1997 Incentive Plan"), which provides eligible participants (certain employees, directors, consultants, etc.) the opportunity to receive a broad variety of equity based and cash awards. Options granted vest and are exercisable for periods determined by the Board of Directors, not to exceed 10 years from the date of grant. A total of 200,000 shares of common stock have been reserved for issuance under the 1997 Incentive Plan. Upon the adoption of the 1997 Incentive Plan, no new awards will be granted under the 1989 Plan. At June 30, 2003, 99,004 shares of common stock were available for future grants under the 1997 Incentive Plan.

        The following is a summary of transactions in the plans for the three years ended June 30, 2003:

	Number of Shares	Option Price per Share	Weighted Average Exercise Price
Options outstanding, June 30, 2000	109,019	$6.00-30.00	$18.18
Granted	11,150	15.00-75.00	$33.90
Exercised	(1,375)	6.00-9.378	$8.16
Canceled	(125)	23.064	$23.06

Options outstanding, June 30, 2001	118,669	6.00-75.00	$16.38
Granted	30,084	4.02-7.14	$4.68
Canceled	(33,984)	6.00-30.00	$29.58

Options outstanding, June 30, 2002	114,769	4.02-75.00	$13.98
Granted	3,336	1.74	$1.74
Canceled	(2,003)	4.02-23.064	$9.54

Options outstanding, June 30, 2003	116,102	$1.74-75.00	$13.68

Options exercisable, June 30, 2003	103,897	$1.74-75.00	$14.34

Options exercisable, June 30, 2002	92,742	$4.02-75.00	$15.18

Options exercisable, June 30, 2001	91,855	$6.00-75.00	$17.70

        The following table summarizes information about stock options outstanding and exercisable at June 30, 2003:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Contractual Life	Average Weighted Exercise Price	Options Exercisable	Weighted Average Exercise Price
$1.74-$4.56	27,927	8.65 years	$3.94	17,717	$3.80
$6.00-$8.25	31,006	3.25 years	$7.84	29,923	$7.87
$9.38-$13.13	18,504	3.85 years	$10.93	18,504	$10.93
$16.50	1,042	4.12 years	$16.50	1,042	$16.50
$23.064-$33.00	35,639	4.95 years	$24.32	35,223	$24.31
$75.00	1,984	7.17 years	$75.00	1,488	$75.00

$1.74-$75.00	116,102	5.24 years	$13.68	103,897	$14.34

        In addition, the Company has granted options outside the plans, primarily to directors and consultants at 100% of the fair market value per share at the date of grant. The weighted average remaining contractual life of the options outside the plans is 1.66 years as of June 30, 2003. The following is a summary of all transactions outside the plans:

	Number of Shares	Option Price per Share	Weighted Average Exercise Price
Options outstanding, June 30, 2000	11,085	$3.00-8.25	$7.20
Canceled	(1,917)	3.00	$3.00

Options outstanding and exercisable, June 30, 2001	9,168	$7.80-8.25	$8.08

Options outstanding and exercisable, June 30, 2002	9,168	$7.80-8.25	$8.08

Options outstanding and exercisable, June 30, 2003	9,168	$7.80-8.25	$8.08

        The Company has computed the pro forma disclosures required under SFAS No. 123 for fiscal 2003, 2002 and 2001 using the Black-Scholes option pricing model prescribed by SFAS No. 123 (See Note 1(i)).

        The assumptions used for each of the three years in the period ended June 30, 2003 are as follows:

	Year Ended
	2003	2002	2001
Risk-free interest rates	2.36%	4.10%	5.52%
Expected dividend yield	—	—	—
Expected lives	7 years	7 years	7 years
Expected volatility	131%	279%	123%
Weighted average fair value of grants	$1.61	$4.68	$31.08

(4)    Income Taxes

        The provision for income taxes in the accompanying consolidated statements of operations consists of the minimum statutory state income tax liability of $912 for each of the three years ended June 30, 2003.

        A reconciliation of the federal statutory rate to the Company's effective tax rate for the three years ended June 30, 2003 is as follows:

	2003	2002	2001
Income tax benefit at federal statutory rate	(34.0)%	(34.0)%	(34.0)%
Increase (decrease) in tax resulting from—
State taxes, net of federal benefit	(6.0)	(6.0)	(6.0)
Tax Credits	(3.9)	(.7)	(4.9)
Change in valuation allowance (net of valuation allowance of approximately $929,000 related to items allocable to stockholders' equity for fiscal 2001)	42.0	40.0	44.5
Other	1.9	.7	.4

Effective tax rate	0.0%	0.0%	0.0%

        The components of deferred tax assets and liabilities at June 30, 2003 and 2002 are approximately as follows:

	2003	2002
Deferred tax assets:
Net operating loss carryforwards	$7,684,000	$5,553,000
Tax credit carryforwards	709,000	595,000
Reserves and accruals not yet deducted for tax purposes	3,551,000	3,972,000

Total deferred tax assets	11,944,000	10,120,000
Valuation allowance	(10,864,000)	(9,635,000)

Subtotal	1,080,000	485,000
Deferred tax liabilities:
Accumulated depreciation	(1,080,000)	(485,000)

Net deferred taxes	$—	$—

        The Company has provided a valuation allowance to reduce the net deferred tax asset to an amount the Company believes is "more likely than not" to be realized. The valuation allowance increased in fiscal 2003 by approximately $1,229,000. Approximately $2,241,000 of the valuation allowance at June 30, 2003 related to the exercise of stock options will be allocated to stockholders' equity when recognized. As of June 30, 2003, the Company has net operating loss carryforwards for U.S. federal and state income taxes of approximately $19,209,000 and $18,440,000, respectively. The U.S. federal net operating loss carryforwards expire approximately as follows: $697,000 in 2013, $1,500,000 in 2019, $7,150,000 in 2020, $5,550,000 in 2022 and $4,312,000 in 2023. The state net operating loss carryforwards expire approximately as follows: $1,487,000 in 2004, $7,121,000 in 2005, $5,520,000 in 2007 and $4,312,000 in 2008. The tax credit carryforwards expire in 2004 through 2023. Pursuant to the Tax Reform Act of 1986, the utilization of net operating loss carryforwards for tax purposes may be subject to an annual limitation if a cumulative change of ownership of more than 50% occurs over a three-year period. As a result of the Company's stock offerings in fiscal years 1998 and 2000, such a change in ownership may have occurred. In the event that the Company has had a change in ownership, as defined, the utilization of substantially all of the Company's net operating loss carryforwards may be restricted.

(5)    PROVISION FOR ASSET IMPAIRMENT AND RESTRUCTURING

  Asset Impairment:

        In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144: Accounting for the Impairment or Disposal of Long-Lived Assets, the Company reviews the recoverability of its long-lived assets when changes in circumstances indicate the carrying value of the asset may not be recoverable. The Company determined such an assessment was required for the assets invested in its optical thin films business in each of fiscal years 2003 and 2002. The Company assesses recoverability of its assets based upon cumulative expected undiscounted cash flows of the related product lines. As a result of this assessment, the Company determined that the costs invested in certain property and equipment of the Company's optical thin film coating business are not fully recoverable and, under generally accepted accounting principles, should be written down to the lower of carrying value or fair market value (or, in the case of assets held for sale, fair value less cost to sell). Fair market value was determined by an independent appraisal based on a market approach.

        As a result of the continuing deterioration in the market for used telecommunications equipment, the Company obtained an updated independent appraisal of the fair market value of its optical thin film coating fixed assets, as part of its review of fiscal year 2003 financial results. This assessment resulted in an additional pretax non-cash impairment charge of $123,511 recorded in the quarter ended June 30, 2003.

        During the year ended June 30, 2003, the Company received proceeds of approximately $553,000 from the sale of a portion of the thin film coating equipment previously used in its telecommunications product line. The remainder of this equipment is idle, and as of June 30, 2003, is being held for sale. Accordingly, these assets (whose fair value less cost to sell is estimated at $152,550) are classified as "Assets held for sale" in the accompanying consolidated balance sheet as of June 30, 2003. The Company is continuing its efforts to sell these assets to interested parties and expects to do so in fiscal year 2004.

  Restructuring:

        In October 2002, the Company reduced its full-time workforce by approximately 16%, or six employees. As a result of this action, the Company recorded a non-recurring pretax charge to earnings in the quarter ended December 31, 2002 of $53,131 for employee severance benefits that were paid in the quarter ended December 31, 2002.

        The following table sets forth the quarterly impacts and cash payments associated with the asset impairment and restructuring provisions:

	Provision For—
	Property & Equipment Writedown	Patent Writedown	Employee Severance	Idle Lease Space	Total
Provision Balance, June 30, 2001	$—	$—	$—	$—	$—
Quarter Ended—
September 30, 2001	3,444,378	—	—	—	3,444,378
December 31, 2001	—	—	186,250	482,000	668,250
June 30, 2002	541,000	57,578	—	(266,185)	332,393

Total Provision	3,985,378	57,578	186,250	215,815	4,445,021
Non-cash Charges	(3,985,378)	(57,578)			(4,042,956)
Cash Payments	—	—	(186,250)	(47,844)	(234,094)

Provision Balance, June 30, 2002	$—	$—	$—	$167,971	$167,971
Quarter Ended—
December 31, 2002	—	—	53,131	—	53,131
June 30, 2003	123,511	—	—	—	123,511
Total Provision	123,511	—	53,131	—	176,642
Non-cash Charges	(123,511)	—	—	—	(123,510)
Cash Payments	—	—	(53,131)	(167,971)	(221,102)

Provision Balance, June 30, 2003	$—	$—	$—	$—	$—

(6)    PROVISION FOR INVENTORY WRITE-DOWN

        The Company determined that certain inventories of DWDM filters and filter test instrumentation would not be sold within the Company's business cycle or the products' life cycle. Consequently, the Company recorded, in cost of goods sold, a provision for excess and obsolete inventory of approximately $540,000 in the quarter ended September 30, 2001.

(7)    PROFIT SHARING PLAN

        The Company has a defined contribution 401K profit sharing plan. Employer profit sharing and matching contributions to the plan are discretionary. No employer profit sharing contributions were made to the plan in fiscal years 2003, 2002, or 2001. Employer matching contributions to the plan amounted to $29,972, $34,608, and $32,354 for fiscal years 2003, 2002 and 2001, respectively.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE:

        None.

ITEM 8A. CONTROLS AND PROCEDURES:

        The Company's Chief Executive Officer and Chief Financial Officer have conducted an evaluation of the Company's disclosure controls and procedures as of June 30, 2003. Based on their evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the applicable Securities and Exchange Commission rules and forms. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of the most recent evaluation of these controls by the Company's Chief Executive Officer and Chief Financial Officer, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT:

        The Company will furnish to the Securities and Exchange Commission a definitive Proxy Statement (the "Proxy Statement") not later than 120 days after the close of its fiscal year ended June 30, 2003. The information required by this item is incorporated herein by reference to the Proxy Statement.

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

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K:

  (a)
  Exhibits.

        The exhibits listed below are filed with or incorporated by reference in this report.

3.1	Articles of Organization of the Company, as amended and corrected[1]
3.2	By-laws of Precision Optics Corporation, Inc.[2]
4.1	Specimen common stock certificate[3]
4.2	Registration Rights Agreement dated as of March 17, 2000 by and among the Company and the Initial Investors as defined therein[4]
4.3	Registration Rights Agreement dated as of June 30, 1998 by and among the Company, Special Situations Private Equity Fund, L.P. and Special Situations Technology Fund, L.P.[5]
4.4	Registration Rights Agreement dated as of August 5, 1999 by and among the Company, Special Situations Cayman Funds, L.P., Special Situations Fund III, L.P., Special Situations Private Equity Fund, L.P. and Special Situations Technology Fund, L.P.[6]
4.5	Form of Stock Purchase Warrant dated March 17, 2000 issued to each investor in March 17, 2000 private placement transaction[4]
4.6	Warrant No. 1 dated March 17, 2000 issued to First Security Van Kasper[4]
4.7	Warrant No. 2 dated March 17, 2000 issued to First Security Van Kasper[4]
10.1	Precision Optics Corporation, Inc. 1989 Stock Option Plan amended to date[7]
10.2	Three separate life insurance policies on the life of Richard E. Forkey.[3]
10.3	Master Lease Finance Agreement dated November 3, 1993 between the Company and BancBoston Leasing[7]
10.4	Lease dated March 1, 1999, between the Company and Philip A. Wood, as executor of the Estate of Alma L. Wood and as devisee under the Will of Alma L. Wood; Martha A. Mount, devisee under the Will of Alma L. Wood; and Nancy E. Popinchalk, devisee under the Will of Alma L. Wood for 21 Pleasant Street, Gardner, Massachusetts[6]
10.5	Precision Optics Corporation, Inc. 1997 Incentive Plan.[5]
10.6	Securities Purchase Agreement dated as of March 13, 2000 by and among the Company and the Purchasers as defined therein (excluding exhibits)[4]
21	Subsidiaries of Precision Optics Corporation, Inc.[8]
23	Consent of KPMG LLP.
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a)/15d-14(a)
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a)/15d-14(a)
32.1	Certification of Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) and 18 U.S.C. 1350.
99.1	Important Factors Regarding Forward-Looking Statements.

1
Incorporated herein by reference to the Company's Quarterly Report for the quarter ended December 31, 2002 on Form 10-QSB No. 001-10647.

2
Incorporated herein by reference to the Company's 1991 Annual Report on Form 10-KSB No. 001-10647.

3
Incorporated herein by reference to the Company's Registration Statement on Form S-18 (No. 33-36710-B).

4
Incorporated herein by reference to the Company's Registration Statement on Form S-3 (No. 333-35884).

5
Incorporated herein by reference to the Company's 1998 Annual Report on Form 10-KSB No. 001-10647.

6
Incorporated herein by reference to the Company's 1999 Annual Report on Form 10-KSB No. 001-10647.

7
Incorporated herein by reference to the Company's 1994 Annual Report on Form 10-KSB No. 001-10647.

8
Incorporated herein by reference to the Company's 1996 Annual Report on Form 10-KSB No. 001-10647.

(b)
Reports on Form 8-K.

        The Company furnished one Current Report on Form 8-K during the quarter ended June 30, 2003 as follows—On May 15, 2003, the Company reported a press release issued May 15, 2003, reporting its operating results for the quarter and nine months ended March 31, 2003.

SIGNATURES

        In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 24, 2003	PRECISION OPTICS CORPORATION, INC.
	By:	/s/ RICHARD E. FORKEY Richard E. Forkey Chairman of the Board, Chief Executive Officer, President and Treasurer

        In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ RICHARD E. FORKEY Richard E. Forkey President, Treasurer and Director (principal executive officer)	By:	/s/ JACK P. DREIMILLER Jack P. Dreimiller Senior Vice President, Finance, Chief Financial Officer and Clerk (principal financial and accounting officer)
Date: September 24, 2003		Date: September 24, 2003
By:	/s/ EDWARD A. BENJAMIN Edward A. Benjamin Director	By:	/s/ AUSTIN W. MARXE Director
Date: September 24, 2003		Date: September 24, 2003
By:	/s/ JOEL R. PITLOR Joel R. Pitlor Director	By:	/s/ ROBERT R. SHANNON Robert R. Shannon Director
Date: September 24, 2003		Date: September 24, 2003

QuickLinks

PART I
  ITEM 1. DESCRIPTION OF BUSINESS
  ITEM 2. DESCRIPTION OF PROPERTY
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
EQUITY COMPENSATION PLAN INFORMATION
  ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 7. CONSOLIDATED FINANCIAL STATEMENTS
Report of Independent Auditors
PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES Consolidated Balance Sheets June 30, 2003 and 2002
PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES Consolidated Statements of Operations for the Years Ended June 30, 2003, 2002, and 2001
PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES Consolidated Statements of Stockholders' Equity for the Years Ended June 30, 2003, 2002, and 2001
PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES Consolidated Statements of Cash Flows for the Years Ended June 30, 2003, 2002, and 2001
PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements
  ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
  ITEM 8A. CONTROLS AND PROCEDURES
PART III
  ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT
  ITEM 10. EXECUTIVE COMPENSATION
  ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES