Form 10QSB
period 2003-09-30
PRECISION OPTICS CORPORATION INC
filed 2003-11-13
CIK 867840

FORM 10-QSB

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2003

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

        Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        The number of shares outstanding of issuer's common stock, par value $.01 per share, at September 30, 2003 was 1,752,052 shares.

        Transitional Small Business Disclosure Format (check one): Yes ☐    No ☒

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

INDEX

	Page
PART I. FINANCIAL INFORMATION:

Item 1 Consolidated Financial Statements (Unaudited)

Consolidated Balance Sheets - September 30, 2003 and June 30, 2003	3

Consolidated Statements of Operations - Three Months Ended
September 30, 2003 and September 30, 2002	4

Consolidated Statements of Cash Flows - Three Months Ended
September 30, 2003 and September 30, 2002	5

Notes to Consolidated Financial Statements	6-	7

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations	8-13

Item 3 Controls and Procedures	13

PART II. OTHER INFORMATION	14

Items 1-5 Not Applicable

Item 6 Exhibits and Reports on Form 8-K

(a) Exhibits (b) Reports on Form 8-K

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
ASSETS

CURRENT ASSETS	September 30, 2003	June 30, 2003
Cash and Cash Equivalents	$2,750,369	$3,504,414
Accounts Receivable, Net	372,705	191,669
Inventories	1,257,983	1,257,288
Prepaid Expenses and Other Current Assets	247,969	91,213
Assets Held for Sale	152,550	152,550

Total Current Assets	4,781,576	5,197,134

PROPERTY AND EQUIPMENT	4,039,063	4,013,680
Less: Accumulated Depreciation	(3,762,850)	(3,723,350)

Net Property and Equipment	276,213	290,330

OTHER ASSETS	241,377	236,156

TOTAL ASSETS	$5,299,166	$5,723,620

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Current Portion of Capital Lease Obligation	$473	$3,826
Accounts Payable	367,317	141,398
Accrued Employee Compensation	258,296	213,543
Accrued Professional Services	63,834	118,284
Accrued Warranty Expense	50,000	50,000
Other Accrued Liabilities	7,647	6,966

Total Current Liabilities	747,567	534,017

CAPITAL LEASE OBLIGATION, Net of Current
Portion, AND OTHER	--	1,555

STOCKHOLDERS' EQUITY
Common Stock, $.01 par value-
Authorized -- 20,000,000 shares
Issued and Outstanding - 1,752,052 shares
at September 30, 2003 and
June 30, 2003	17,521	17,521
Additional Paid-in Capital	27,770,175	27,770,175
Accumulated Deficit	(23,236,097)	(22,599,648)

Total Stockholders' Equity	4,551,599	5,188,048

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,299,166	$5,723,620

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES
CONSOLIDATED
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED
SEPTEMBER 30, 2003 AND SEPTEMBER 30, 2002
(UNAUDITED)

	2003	2002
REVENUES	$638,806	$542,443

COST OF GOODS SOLD	586,263	531,738

Gross Profit	52,543	10,705

RESEARCH and DEVELOPMENT EXPENSES	267,070	310,056

SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES	429,330	502,229

LOSS ON SALE OF ASSETS HELD FOR SALE	--	5,439

Total Operating Expenses	696,400	817,724

Operating Loss	(643,857)	(807,019)

INTEREST INCOME	7,454	21,366

INTEREST EXPENSE	(46)	(6,238)

Net Loss	$(636,449)	$(791,891)

Basic and Diluted Loss Per Share	$(0.36)	$(0.45)

Weighted Average Common Shares Outstanding	1,752,052	1,752,052

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED
SEPTEMBER 30, 2003 AND 2002
(UNAUDITED)

	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(636,449)	$(791,891)
Adjustments to Reconcile Net Loss to Net Cash
Used In Operating Activities -
Depreciation and Amortization	49,927	64,502
Loss on Sale of Assets Held for Sale	--	5,439
Other	--	(6,872)
Changes in Operating Assets and Liabilities-
Accounts Receivable, Net	(181,036)	70,300
Inventories	(695)	(72,592)
Prepaid Expenses	(156,756)	(205,158)
Accounts Payable	225,919	282,786
Accrued Restructuring Expense	--	(167,971)
Customer Advances	--	43,500
Other Accrued Expenses	(10,571)	65,753

Net Cash Used In Operating Activities	(709,661)	(712,204)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of Property and Equipment	(25,383)	(15,619)
Net Proceeds from Sale of Assets Held for Sale	--	5,000
Increase in Other Assets	(15,648)	--

Net Cash Used In Investing Activities	(41,031)	(10,619)

CASH FLOWS FROM FINANCING ACTIVITIES:

Repayment of Capital Lease Obligation	(3,353)	(13,292)

Net Cash Used In Financing Activities	(3,353)	(13,292)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(754,045)	(736,115)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	3,504,414	5,825,601

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,750,369	$5,089,486

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash Paid for-
Interest	$46	$6,238

Income Taxes	$--	$1,824

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES
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

These consolidated financial statements have been prepared by the Company, without audit, and reflect normal recurring adjustments which, in the opinion of management, are necessary for a fair statement of the results of the first quarter of the Company’s fiscal year 2004. These consolidated financial statements do not include all disclosures associated with annual consolidated financial statements and, accordingly, should be read in conjunction with footnotes contained in the Company’s consolidated financial statements for the year ended June 30, 2003 together with the auditors’ report filed under cover of the Company’s 2003 Annual Report on Form 10-KSB.

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

Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. For the three months ended September 30, 2003 and 2002, the effect of stock options and warrants was antidilutive; therefore, they were not included in the computation of diluted loss per share. The number of shares issuable upon the exercise of outstanding stock options and warrants that were excluded from the computation as their effect would be antidilutive were approximately 217,914 and 201,533 for the three months ended September 30, 2003 and 2002, respectively.

2. INVENTORIES

        Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

	September 30, 2003	June 30, 2003
Raw Materials	$745,492	$679,647
Work-In-Progress	339,538	379,636
Finished Goods	172,953	198,005

Total Inventories	$1,257,983	$1,257,288

3. STOCK-BASED COMPENSATION

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

No stock-based employee compensation cost is reflected in net loss, as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:

	3 Months Ended September 30
	2003	2002
Net loss, as reported	$(636,449)	$(791,891)

Add: Total stock-based employee compensation
expense determined under fair value based
method for all awards	(25,284)	(20,137)

Pro forma net loss	$(661,733)	$(812,028)

Net loss per share:
As reported - basic and diluted	$(.36)	$(.45)

Pro forma - basic and diluted	$(.38)	$(.46)

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial
Condition and Results of Operations

Important Factors Regarding Forward-Looking Statements

When used in this discussion, the words “believes”, “anticipates”, “intends to”, and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected. These risks and uncertainties, many of which are not within the Company’s control, include, but are not limited to, uncertainty of future demand for the Company’s products; the uncertainty and timing of the successful development of the Company’s new products; the risks associated with reliance on a few key customers; the Company’s ability to maintain compliance with requirements for continued listing on the Nasdaq SmallCap Market; the Company’s ability to attract and retain personnel with the necessary scientific and technical skills; the timing and completion of significant orders; the timing and amount of the Company’s research and development expenditures; the timing and level of market acceptance of customers’ products for which the Company supplies components; the level of market acceptance of competitors’ products; the ability of the Company to control costs associated with performance under fixed price contracts; the performance and reliability of the Company’s vendors; and the continued availability to the Company of essential supplies, materials and services; which are described further in Exhibit 99.1 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 2003. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the result of any revision to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company assesses impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted future net cash flows expected to be generated by the asset. Estimating the future cash flows expected to be generated by the asset is dependent upon significant judgments made by management. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. The Company classifies assets to be sold as held for sale in the period in which all of the following criteria are met:

a)	Management, having the authority to approve the action, commits to a plan to sell the asset.
b)	The asset is available for immediate sale in its present condition subject only to terms that are usual and customary for sales of such assets.
c)	An active program to locate a buyer and other actions required to complete the plan to sell the asset have been initiated.

d)	The sale of the asset is probable, and transfer of the asset is expected to qualify for recognition as a completed sale, generally within one year.

e)	The asset is being actively marketed for sale at a price that is reasonable in relation to its current fair value.

f)	Actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn.

Assets classified as held for sale are carried at the lower of cost or fair value less cost to sell and the asset is no longer depreciated. When determining the fair value, management considers the condition of the assets and pertinent market conditions. When considered necessary, management will engage third party valuation experts to assist in the determination of fair value. At each balance sheet date, management makes an assessment of the assets’ fair value and whether the assets continue to meet the criteria to be classified as held for sale.

Results of Operations

        Total revenues for the quarter ended September 30, 2003 (the first quarter of fiscal year 2004) increased by approximately $96,000 or 17.8% from the same period in the prior year. The increase was due primarily to higher sales of medical products (up by approximately $100,000, or 20%), partially offset by lower sales of non-medical products (down by approximately $4,000, or 7%). Sales of medical products were higher due primarily to shipments to a new customer of specialty endoscopes used for cardiac surgical applications, partially offset by lower sales of stereo endoscope products.

        Revenues from the Company’s largest customers, as a percentage of total revenues for the three months ended September 30, 2003 and 2002, were as follows:

	2003	2002
Customer A	49	1
Customer B	14	16
Customer C	3	20
Customer D	--	22
All Others	34	41

	100%	100%

        No other customer accounted for more than 10% of the Company’s revenues during those periods.

        At September 30, 2003, receivables from the Company’s two largest customers were approximately 68% and 12%, respectively, of the total net accounts receivable. At June 30, 2003, receivables from the Company’s largest customer were approximately 55% of the total net accounts receivable. No other customer accounted for more than 10% of the Company’s receivables as of September 30, 2003 and June 30, 2003.

        Gross profit for the quarter ended September 30, 2003 increased by approximately $42,000 and as a percentage of revenues increased from 2.0% to 8.2% in the current quarter. The favorable change in gross profit was due primarily to higher sales volume and a lower manufacturing cost structure resulting from restructuring measures implemented in fiscal year 2003.

        Research and development expenses decreased by approximately $43,000, or 13.9%, for the quarter ended September 30, 2003, compared to the same period last year. The decrease was due to a lower level of resources being devoted to product development activities, as reflected in reductions in staff.

        Selling, general and administrative expenses decreased by approximately $73,000, or 14.5% for the quarter ended September 30, 2003 compared to the same period last year. The decrease was due primarily to lower professional services expenses.

        The loss on sale of assets of $5,439 in fiscal year 2003 represents the loss on the sale of a small portion of the property and equipment held for sale, which formerly was invested in the Company’s telecommunications product line.

        Interest expense consists of interest on capital lease obligations and (during fiscal year 2003) imputed interest on accrued restructuring costs related to the present value of future lease payments on idle space. Interest expense decreased by approximately $6,000, or 99.3% from fiscal year 2003 due primarily to the reduction in the imputed interest on restructuring costs and lower balance of capital lease obligations.

        Interest income decreased by approximately $14,000, or 65.1% for the quarter ended September 30, 2003 compared to the previous year. The decrease was due to the lower base of cash and cash equivalents and lower interest rates.

        No income tax provision was recorded in the first quarter of fiscal year 2004 or 2003 because of the losses generated in those periods.

Liquidity and Capital Resources

For the three months ended September 30, 2003, the Company’s cash and cash equivalents decreased by approximately $754,000 to $2,750,000. The decrease in cash and cash equivalents was due to cash used by operating activities of approximately $710,000, capital expenditures of approximately $25,000, repayment of debt of approximately $3,000, and an increase in patent costs of approximately $16,000. Cash used by operating activities consisted of the net loss of approximately $636,000 and an increase in accounts receivable of approximately $181,000, partially offset by other net changes in balance sheet items totaling approximately $107,000.

Contractual cash commitments for the fiscal years subsequent to September 30, 2003 are summarized as follows:

	2004	2005	Thereafter	Total
Capital leases	$476	$-	$-	$476
Operating leases	39,682	3,383	--	43,065

Total	$40,158	$3,383	$-	$43,541

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

The Company provides a standard one-year warranty on materials and workmanship to its customers. The Company provides for estimated warranty costs at the time product revenue is recognized. Warranty costs are included as a component of cost of goods sold in the accompanying consolidated statements of operations. For the three month periods ended September 30, 2003 and 2002, warranty costs were not significant.

The Company believes that its cash and cash equivalents are sufficient to support working capital and investment needs for at least the next twelve months.

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51. This interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. For public enterprises with a variable interest in a variable interest entity created before February 1, 2003, the Interpretation applies to that enterprise no later than the beginning of the first interim or annual reporting period beginning after June 15, 2003. The application of this Interpretation did not have a material impact on the Company’s consolidated results of operations or financial position.

In November, 2002, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. EITF Issue No. 00-21 addresses the accounting, by a vendor, for contractual arrangements in which multiple revenue-generating activities will be performed by the vendor. The Issue addresses when and, if so, how an arrangement involving multiple deliverables should be divided into separate units of accounting. The Issue also addresses how the arrangement consideration should be measured and allocated to the separate units of accounting in the arrangement. This Issue otherwise does not change applicable revenue recognition criteria. The Company adopted the provisions of EITF No. 00-21 to new arrangements initiated after July 1, 2003, without a material impact on the Company’s consolidated results of operations or financial position.

Trends and Uncertainties That May Affect Future Results

Cash and cash equivalents decreased by approximately $754,000 for the quarter ended September 30, 2003, compared to a decrease of approximately $284,000 for the quarter ended June 30, 2003. This increased cash usage is attributable primarily to reduced cash collections resulting from a reduction in business from a major endoscope customer in the preceding quarter. Receivables at September 30, 2003 were up by approximately $181,000 from June 30, 2003, due primarily to the higher sales volume in the quarter. Also contributing to the higher receivables at September 30, 2003, and thus the higher cash usage, was the pattern of shipments during the quarter, with more than 45% occurring during the last month.

Capital equipment expenditures during the quarter ended September 30, 2003 were approximately $25,000, up 63% from the same period in 2002. Future capital expenditures will depend on future sales and the success of ongoing research and development efforts.

For the quarter ended September 30, 2003, research and development expenses were approximately $267,000, down 14% from $310,000 a year earlier. Quarterly R&D expenses are expected to remain at this lower level for the foreseeable future, but will ultimately depend on the Company’s assessment of new product opportunities.

The Company expects its recent pattern of quarter-to-quarter revenue fluctuations to continue, due to the uncertain timing of individual orders and their size in relation to total revenues. On a year-over-year basis, several measures of the Company’s financial health have shown significant improvement, including revenues, gross profit and operating expenses, which the Company attributes to a combination of cost control measures and improving conditions in some markets. The Company is confident in the value of its technology and expertise both in medical and surgical applications and elsewhere. The Company continues to move forward with new products and technical innovations, while maintaining strict controls on R&D spending.

Item 3 Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have conducted an evaluation of the Company’s disclosure controls and procedures as of September 30, 2003. Based on their evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the applicable Securities and Exchange Commission rules and forms. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of the most recent evaluation of these controls by the Company’s Chief Executive Officer and Chief Financial Officer, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II. OTHER INFORMATION

Items 1-5   Not Applicable.

Item 6        Exhibits and Reports on Form 8-K

(a) Exhibits -

Exhibit 10.1 - Precision Optics Corporation, Inc. 1997 Incentive Plan, Amended and Restated as of November 11, 2003

Exhibit 31.1 - Certification of the Company's Chief Executive Officer required by Rule 13a-14(a)/15d-14(a)

Exhibit 31.2 - Certification of the Company's Chief Financial Officer required by Rule 13a-14(a)/15d-14(a)

Exhibit 32.1 - Certifications of the Company's Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) and 18 U.S.C.1350

(b) Reports on Form 8-K - The Company furnished one Current Report on Form 8-K during the quarter ended September 30, 2003 as follows: On September 2, 2003, the Company reported a press release issued on August 29, 2003 reporting its operating results for the quarter and year ended June 30, 2003.

        In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRECISION OPTICS CORPORATION, INC.
DATE: November 13, 2003	By:	/s/ JACK P. DREIMILLER Jack P. Dreimiller Senior Vice President, Finance, Chief Financial Officer and Clerk