Form 10QSB
period 2003-12-31
PRECISION OPTICS CORPORATION INC
filed 2004-02-11
CIK 867840

FORM 10-QSB

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2003

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

Yes (X) No ( )

The number of shares outstanding of issuer’s common stock, par value $.01 per share, at January 31, 2004 was 1,752,052 shares.

Transitional Small Business Disclosure Format (check one):
Yes ( ) No (X)

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

INDEX
PART I. FINANCIAL INFORMATION:	Page

Item 1 Consolidated Financial Statements (Unaudited)

Consolidated Balance Sheets —	3
December 31, 2003 and June 30, 2003

Consolidated Statements of Operations —	4
Three Months Ended December 31, 2003 and 2002
Six Months Ended December 31, 2003 and 2002

Consolidated Statements of Cash Flows —	5
Six Months Ended December 31, 2003 and 2002

Notes to Consolidated Financial Statements	6-	8

Item 2 Management’s Discussion and Analysis of	9-	16
Financial Condition and Results of Operations

Item 3 Controls and Procedures	17

PART II. OTHER INFORMATION	18-	19

Items 1-3 Not Applicable

Item 4 Submission of Matters to a Vote of Security Holders

Item 5 Other Information

Item 6 Exhibits and Reports on Form 8-K

                                                                 (a) Exhibits
                                                                 (b) Reports on Form 8-K

Item 1

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

ASSETS

	December 31, 2003	June 30, 2003

CURRENT ASSETS Cash and Cash Equivalents	$ 1,726,172	$ 3,504,414
Accounts Receivable, Net	113,190	191,669
Inventories	1,254,138	1,257,288
Prepaid Expenses and Other Current Assets	215,669	91,213
Assets Held for Sale	—	152,550

Total Current Assets	3,309,169	5,197,134

PROPERTY AND EQUIPMENT	4,197,982	4,013,680
Less: Accumulated Depreciation	(3,806,067)	(3,723,350)

Net Property and Equipment	391,915	290,330

OTHER ASSETS	238,890	236,156

TOTAL ASSETS	$ 3,939,974	$ 5,723,620

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Current Portion of Capital Lease Obligation	$ —	$ 3,826
Accounts Payable	99,474	141,398
Accrued Employee Compensation	200,491	213,543
Accrued Professional Services	50,994	118,284
Accrued Warranty Expense	50,000	50,000
Other Accrued Liabilities	6,206	6,966

Total Current Liabilities	407,165	534,017

OTHER	—	1,555

STOCKHOLDERS' EQUITY
Common Stock, $.01 par value-
Authorized — 20,000,000 shares
Issued and Outstanding — 1,752,052 shares
at December 31, 2003 and June 30, 2003	17,521	17,521
Additional Paid-in Capital	27,770,175	27,770,175
Accumulated Deficit	(24,254,887)	(22,599,648)

Total Stockholders' Equity	3,532,809	5,188,048

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY	$ 3,939,974	$ 5,723,620

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED
December 31, 2003 AND 2002
(UNAUDITED)

	— THREE MONTHS —		—SIX MONTHS—
	2003	2002	2003	2002
REVENUES	$226,884	$589,759	$865,690	$1,132,202
COST OF GOODS SOLD	461,525	480,199	1,047,788	1,011,937

Gross Profit (Loss)	(234,641)	109,560	(182,098)	120,265

RESEARCH and DEVELOPMENT	334,106	339,137	601,176	649,193
SELLING, GENERAL and ADMINISTRATIVE EXPENSES	454,328	431,091	883,658	933,320
PROVISION FOR ASSET IMPAIRMENT and RESTRUCTURING	—	53,131	—	53,131
LOSS ON SALE OF ASSETS HELD FOR SALE	—	14,602	—	20,041

Total Operating Expenses	788,434	837,961	1,484,834	1,655,685

Operating Loss	(1,023,075)	(728,401)	(1,666,932)	(1,535,420)
INTEREST INCOME	4,288	17,739	11,742	39,105
INTEREST EXPENSE	(3)	(324)	(49)	(6,562)

Net Loss	$(1,018,790)	$(710,986)	$(1,655,239)	$(1,502,877)

Basic and Diluted Loss Per Share	$(0.58)	$(0.41)	$(0.94)	$(0.86)

Weighted Average Common Shares Outstanding	1,752,052	1,752,052	1,752,052	1,752,052

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED
DECEMBER 31, 2003 AND 2002
(UNAUDITED)

	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(1,655,239)	$(1,502,877)
Adjustments to Reconcile Net Loss to Net Cash
Used In Operating Activities —
Depreciation and Amortization	103,870	130,383
Provision for Asset Impairment and Restructuring	—	53,131
Loss on Sale of Assets Held for Sale	—	20,041
Other	—	(6,872)
Changes in Operating Assets and Liabilities —
Accounts Receivable, Net	78,479	96,574
Inventories	3,150	(156,366)
Prepaid Expenses	(124,456)	(140,980)
Refundable Income Taxes	—	13,849
Accounts Payable	(41,924)	40,446
Accrued Restructuring Expense	—	(221,102)
Customer Advances	—	(21,000)
Other Accrued Expenses	(82,657)	(39,704)

Net Cash Used In Operating Activities	(1,718,777)	(1,734,477)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of Property and Equipment	(31,752)	(16,321)
Net Proceeds from Sale of Assets Held for Sale	—	550,091
Increase in Other Assets	(23,887)	(11,948)

Net Cash Provided by (Used In) Investing Activities	(55,639)	521,822

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of Capital Lease Obligation	(3,826)	(23,729)

Net Cash Used In Financing Activities	(3,826)	(23,729)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,778,242)	(1,236,384)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	3,504,414	5,825,601

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 1,726,172	$ 4,589,217

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash Paid for-
Interest	$ 49	$ 6,562

Income Taxes	$ —	$ 1,824

PRECISION OPTICS CORPORATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying consolidated financial statements include the accounts of Precision Optics Corporation, Inc. and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

These consolidated financial statements have been prepared by the Company, without audit, and reflect normal recurring adjustments which, in the opinion of management, are necessary for a fair statement of the results of the second quarter and first half of the Company’s fiscal year 2004. These consolidated financial statements do not include all disclosures associated with annual consolidated financial statements and, accordingly, should be read in conjunction with footnotes contained in the Company’s consolidated financial statements for the year ended June 30, 2003 together with the auditors’ report filed under cover of the Company’s 2003 Annual Report on Form 10-KSB.

Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. For the three and six months ended December 31, 2003 and 2002, the effect of stock options and warrants was antidilutive; therefore, they were not included in the computation of diluted loss per share. The number of shares issuable upon the exercise of outstanding stock options and warrants that were excluded from the computation as their effect would be antidilutive were approximately 220,138 and 202,977, for the three months ended December 31, 2003 and 2002, respectively, and approximately 214,026 and 202,255 for the six months ended December 31, 2003 and 2002 respectively.

2.       INVENTORIES

          Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

	December 31, 2003	June 30, 2003

Raw Materials	$ 656,677	$ 679,647
Work-In-Progress	391,680	379,636
Finished Goods	205,781	198,005

Total Inventories	$1,254,138	$1,257,288

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

No stock-based employee compensation cost is reflected in net loss, as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:

	3 Months Ended December 31,			6 Months Ended December 31,
	2003		2002	2003		2002

Net loss, as reported		$(1,018,790)	$(710,986)		$(1,655,239)	$(1,502,877)

Add: Total stock-based employee compensation expense determined under fair-value-based method for all awards		(17,651)	(25,243)		(42,935)	(45,380)

Pro forma net loss	$	__(1,036,441)	$(736,229)		$(1,698,174)	$(1,548,257)

Net loss per share: As reported–basic and diluted	$	__ (0.58)	$(.41)	$	_ ___(0.94)_	$(.86)

Pro forma–basic and diluted	$	__ (0.59)_	$(.42)	$	_ ___(0.97)_	$(.88)

4.     ASSETS HELD FOR SALE

        In June 2002, certain property and equipment previously invested in the Company’s telecommunications product line (whose fair value less cost to sell was estimated at approximately $848,000 at that time) was reclassified to the category of “Assets Held for Sale” in the Company’s consolidated balance sheet. During fiscal year 2003, the Company received net proceeds of approximately $553,000 from the sale of a portion of these assets and incurred an impairment charge of approximately $123,500 based on an updated independent appraisal of fair market value for the remaining assets. As a cost saving measure, during the quarter ended December 31, 2003, the Company redeployed $21,400 of assets held for sale and invested $6,300, largely to refurbish certain equipment used to produce optical thin films for its medical instrument product line.

        In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company has reclassified the residual unsold portion of these assets (whose fair value less cost to sell is estimated at $131,150) to Property and Equipment at December 31, 2003 in the accompanying consolidated balance sheet. The Company will resume providing depreciation on these assets beginning in January 2004, using the straight-line method and estimated life of two years, and continue its efforts to sell such assets.

5.     LIQUIDITY

        The Company’s working capital was approximately $7,418,000, $4,663,000 and $4,034,000 at June 30, 2002, June 30, 2003, and September 30, 2003, respectively, and decreased further to approximately $2,902,000 at December 31, 2003. This trend is primarily the result of losses generated due to the loss of business from a major stereo endoscope customer. The prospects for future sales to this customer remain uncertain. Additionally, sales in the quarter ended December 31, 2003 were adversely affected by customer delays in the introduction of a new system used in cardiac surgical applications, which employs a specialty endoscope developed by the Company.

        The Company’s current sources of liquidity consist of its cash and cash equivalents and accounts receivable. If these liquidity sources, along with revenues from operations, are not sufficient to fund operations or growth, the Company will require additional financing. The timing and amount of additional financing requirements depend on a number of factors, including the status of development and commercialization efforts, the cost of equipment and personnel to support manufacturing of new and existing products, and the amount of working capital necessary to maintain operations supporting new products. The Company is currently reviewing alternatives for raising additional funds through public or private equity or debt financing. There can be no assurance that such funds will be available on satisfactory terms, if at all. Lack of necessary funds may require the Company to delay, scale back or eliminate some or all of its development efforts.

        The Company has taken additional measures to realign its cost structure with current revenue expectations. In January 2004, the Company reduced its workforce by 5 full-time employees, a 15% reduction. As a result of this action, the Company expects to record a non-recurring pretax charge to earnings of approximately $51,900 for employee severance benefits in the quarter ending March 31, 2004. In addition, the Company is in the process of reviewing other expense areas to determine where additional reductions in discretionary spending can be achieved.

        The Company believes that the recent introduction of several new products, along with new and on-going customer relationships, will generate additional revenues, which are required in order for the Company to achieve profitability; however, there can be no assurance that we will generate additional revenues. If these additional revenues are not generated on a timely basis, the Company will be required, and is prepared, to implement further cost reduction measures, as necessary. The Company believes, based on its operating and strategic plans, that it will have sufficient funds to conduct operations through at least the current fiscal year.

Item 2

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

Overview

Precision Optics Corporation, a developer and manufacturer of advanced optical instruments since 1982, designs and produces high-quality optical thin film coatings, medical instruments, and other advanced optical systems. The Company’s medical instrumentation line includes laparoscopes, arthroscopes, endocouplers, and a world-class 3-D endoscope for use in minimally invasive surgical procedures. Precision Optics Corporation is certified to the ISO 9001 Quality Standard, and complies with the FDA Good Manufacturing Practices and the European Union Medical Device Directive for CE Marking of its medical products.

The areas in which the Company does business are highly competitive and include both foreign and domestic competitors. Many of the Company’s competitors are larger and have substantially greater resources than the Company. Furthermore, other domestic or foreign companies, some with greater experience in the optics industry and greater financial resources than the Company, may seek to produce products or services that compete with those of the Company. The Company uses production facilities overseas to produce key components for the Company’s business, such as lenses. The Company believes that the cost savings from such production is essential to the Company’s ability to compete on a price basis in the medical products area particularly and to the Company’s profitability generally.

The Company believes that competition for sales of its medical products and services, which have been principally sold to Original Equipment Manufacturer (OEM) customers, is based on performance and other technical features, as well as other factors, such as scheduling and reliability, in addition to competitive price.

The Company believes that its future success depends to a large degree on its ability to continue to conceive and to develop new optical products and services to enhance the performance characteristics and methods of manufacture of existing products. Accordingly, it expects to continue to seek to obtain product-related design and development contracts with customers and to invest its own funds on research and development, to the extent funds are available.

The Company relies, in part, upon patents, trade secrets and proprietary knowledge as well as personnel policies and employee confidentiality agreements concerning inventions and other creative efforts to develop and to maintain its competitive position. The Company does not believe that its business is dependent upon any particular patent, patent pending, or license, although it believes that trade secrets and confidential know-how may be important to the Company’s scientific and commercial success.

The Company conducts its domestic operations at two leased facilities in Gardner, Massachusetts. The Company rents office space in Hong Kong for sales, marketing and supplier quality control and liaison activities of its Hong Kong subsidiary. The Company believes these facilities are adequate for its current operations and adequately covered by insurance. Significant increases in production or the addition of significant equipment or manufacturing capabilities in connection with the production for the Company’s line of endoscopes, optical thin films, and other products may, however, require the acquisition or lease of additional facilities.

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

Results of Operations

        Total revenues for the quarter and six months ended December 31, 2003 decreased by $362,875, or 61.5%, and $266,512, or 23.5%, respectively, from the same periods in the prior year. Revenues for the quarter decreased 64.4% sequentially from the preceding quarter.

        The decrease in revenues for the quarter was due primarily to lower sales of medical products (down by approximately $357,000, or 64%). Sales of medical products were lower due primarily to lower shipments of stereo endoscope products.

        The revenue decrease from the prior year for the six months ended December 31, 2003 was due to lower sales of medical products (down by approximately $257,000, or 24%). Medical sales were lower due primarily to lower shipments of stereo endoscope products, partially offset by shipments to a new customer (in the quarter ended September 30, 2003) of specialty endoscopes used for cardiac surgical applications.

        Revenues from the Company’s largest customers, as a percentage of total revenues for the six months ended December 31, 2003 and 2002, were as follows:

	2003	2002
Customer A	36	1
Customer B	15	15
Customer C	3	10
Customer D	—	36
All Others	46	38

	100%	100%

        No other customer accounted for more than 10% of the Company’s revenues during those periods.

        At December 31, 2003, receivables from the Company’s three largest customers were approximately 35%, 13% and 13%, respectively, of the total accounts receivable. At June 30, 2003, receivables from the Company’s largest customer were approximately 55% of the total accounts receivable. No other customer accounted for more than 10% of the Company’s receivables as of December 31, 2003 and June 30, 2003.

        Gross profit (loss) for the quarter and six months ended December 31, 2003 reflected an unfavorable change of approximately $344,000 and $302,000, respectively, compared to the quarter and six months ended December 31, 2002. Gross profit as a percentage of revenues decreased from 18.6% in the quarter ended December 31, 2002 to a negative 103.4% in the quarter ended December 31, 2003, and decreased from 10.6% in the six months ended December 31, 2002 to a negative 21.0% in the six months ended December 31, 2003. The unfavorable change in gross profit was due primarily to lower overall sales volume, partially offset by a lower manufacturing cost structure resulting from restructuring measures implemented in fiscal year 2003.

        Research and development expenses decreased by approximately $5,000, or 1%, for the quarter ended December 31, 2003, and by approximately $48,000, or 7.4%, for the six months ended December 31, 2003 compared to the corresponding periods of the prior year. The decrease was due to a slightly lower level of resources being devoted to product development activities.

        Selling, general and administrative expenses increased by approximately $23,000, or 5.4%, for the quarter ended December 31, 2003, but decreased by approximately $50,000, or 5.3%, for the six months ended December 31, 2003 compared to the corresponding periods of the prior year. The increase for the quarter is due primarily to higher sales proposal expenses. The year to date decrease is due primarily to lower outside consulting and legal expenses.

        The provision for asset impairment and restructuring of $53,131 in the quarter and six months ended December 31, 2002, consists of a provision for severance benefits paid in the quarter ended December 31, 2002 related to the October 2002 workforce reduction of 16%, or six employees.

        Interest expense relates primarily to capital lease obligations.

        Interest income decreased by approximately $13,000 for the quarter and by $27,000 for the six months ended December 31, 2003 compared to the corresponding periods of the prior year due to the lower base of cash and cash equivalents and to lower interest rates.

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

        No income tax provision was recorded in the first or second quarters of fiscal year 2004 or 2003 because of the losses generated in those periods.

Liquidity and Capital Resources

For the six months ended December 31, 2003, the Company’s cash and cash equivalents decreased by approximately $1,778,000 to $1,726,000. The decrease in cash and cash equivalents was due to cash used by operating activities of approximately $1,719,000, capital expenditures of approximately $31,000, repayment of debt of approximately $4,000, and an increase in patent costs of approximately $24,000. Cash used by operating activities consisted of the net loss of approximately $1,655,000 and an increase in prepaid expenses of approximately $124,000, partially offset by other net changes in balance sheet items totaling approximately $60,000.

The Company’s working capital was approximately $7,418,000, $4,663,000 and $4,034,000 at June 30, 2002, June 30, 2003, and September 30, 2003, respectively, and decreased further to approximately $2,902,000 at December 31, 2003. This trend is primarily the result of losses generated due to the loss of business from a major stereo endoscope customer. The prospects for future sales to this customer remains uncertain. Additionally, sales in the quarter ended December 31, 2003 were adversely affected by customer delays in the introduction of a new system used in cardiac surgical applications which employs a specialty endoscope developed by the Company. Despite these delays, the Company anticipates follow-on orders from this customer.

Contractual cash commitments for the fiscal years subsequent to December 31, 2003 are summarized as follows:

	2004	2005	Thereafter	Total

Operating leases	$25,955	$3,383	$—	$29,338

Total	$25,955	$3,383	$—	$29,338

During the quarter ended December 31, 2003, the Company paid the final installment on its capital lease obligation. For the six months ended December 31, 2003, payments on capital lease obligations totaled approximately $3,900. For the year ended June 30, 2003 and 2002, payments on capital lease obligations totaled approximately $33,000 and $44,000, respectively.

As a cost saving measure, during the quarter ended December 31, 2003, the Company redeployed $21,400 of assets held for sale and invested an additional $6,300, largely to refurbish certain equipment used to produce optical thin films for its medical instrument product line. This refurbishment is expected to result in reduced operating supplies totaling approximately $35,000 per year.

The Company provides a standard one-year warranty on materials and workmanship to its customers. The Company provides for estimated warranty costs at the time product revenue is recognized. Warranty costs are included as a component of cost of goods sold in the accompanying consolidated statements of operations. For the six month periods ended December 31, 2003 and 2002, warranty costs were not significant.

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

The Company’s current sources of liquidity consist of its cash and cash equivalents and accounts receivable. If these liquidity sources, along with revenues from operations, are not sufficient to fund operations or growth, the Company will require additional financing. The timing and amount of additional financing requirements depend on a number of factors, including the status of development and commercialization efforts, the cost of equipment and personnel to support manufacturing of new and existing products, and the amount of working capital necessary to maintain operations supporting new products. The Company is currently reviewing alternatives for raising additional funds through public or private equity or debt financing. There can be no assurance that such funds will be available on satisfactory terms, if at all. Lack of necessary funds may require the Company to delay, scale back or eliminate some or all of its development efforts.

The Company believes that the recent introduction of several new products, along with new and on-going customer relationships, will generate additional revenues, which are required in order for the Company to achieve profitability; however, there can be no assurance that we will generate additional revenues. If these additional revenues are not generated on a timely basis, the Company will be required, and is prepared, to implement further cost reduction measures, as necessary. The Company believes, based on its operating and strategic plans, that it will have sufficient funds to conduct operations through at least the current fiscal year.

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

Trends and Uncertainties That May Affect Future Results

For the quarter ended December 31, 2003, cash and cash equivalents decreased by approximately $1,024,000 compared to a decrease of approximately $754,000 for the previous quarter ended September 30, 2003. Cash disbursements during the quarter ended December 31, 2003, included approximately $330,000 for certain payments occurring only during the second quarter each year, such as annual insurance premiums and costs associated with preparation of annual reports and shareholder proxy materials.

Capital equipment expenditures during the six months ended December 31, 2003 were approximately $32,000, up 95% from the same period in 2002. Future capital expenditures will depend on future sales and the success of ongoing research and development efforts.

For the quarter ended December 31, 2003, research and development expenses were approximately $334,000, down 1% from $339,000 for the quarter ended December 31, 2002. Quarterly research and development expenses are expected to remain at this level for the foreseeable future, but will ultimately depend on the Company’s assessment of new product opportunities.

The Company expects its recent pattern of quarter-to-quarter revenue fluctuations to continue, due to the uncertain timing of orders from customers and their size in relation to total revenues. The Company continues to move forward with new products and technical innovations, in particular, the development of a new generation (patent pending) of its world-class product line of 3-D endoscopes, the development of a new prototype 2.7 mm endoscope, and new instruments utilizing the Company’s new micro-precisionTM lens technology (patent pending) for endoscopes under 1 mm.

Item 3

Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have conducted an evaluation of the Company’s disclosure controls and procedures as of December 31, 2003. Based on their evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the applicable Securities and Exchange Commission rules and forms. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of the most recent evaluation of these controls by the Company’s Chief Executive Officer and Chief Financial Officer, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II. OTHER INFORMATION

Items 1-3	Not Applicable.

Item 4	Submission of Matters to a Vote of Security Holders
At the Annual Meeting of Shareholders of the Company held on November 11, 2003, 1,507,589 (or 86%) of the 1,752,052 then-outstanding shares of the common stock of the Company were present and voted by proxy. Richard E. Forkey was reelected as a Class I Director of the Company, by a vote of 1,445,650 shares for, 0 shares against and 61,939 shares withheld. Edward A. Benjamin was reelected as a Class I Director of the Company, by a vote of 1,448,160 shares for, 0 shares against and 59,429 shares withheld. The shareholders also approved a proposal to approve an amended and restated 1997 Incentive Plan of the Company by a vote of 422,091 shares for, 89,646 shares against, and 3,791 shares abstaining.

Item 5	Other Information

As previously announced, Dr. Joseph N. Forkey was appointed Chief Scientist of the Company in September 2003. Dr. Forkey’s appointment is expected to provide the company significant additional capabilities in optical instrument development, in management of new technology and in potentially significant longer-term initiatives in Biophysics and Biomedical instrumentation, as well as new photonics-based market opportunities.

An article co-authored by Dr. Forkey was included in the list of the 10 most important scientific breakthroughs of the year 2003 by the journal Science (Vol. 302, p. 2039). The work was authored by a collaboration of scientists including Dr. Forkey while he was a Research Scientist at the University of Pennsylvania Medical School. The Research Article entitled “Myosin V Walks Hand-over-Hand: Single Fluorophore Imaging with 1.5 nanometer Localization” was originally published in Science in June 2003 (Vol. 300, p.2061) and described the development of a new optical microscope for measuring the location of individual fluorescent molecules with unprecedented accuracy. The paper also described the use of this technique to observe the motion of specific parts of individual protein molecules revealing previously unobserved structural changes in the protein. Science is the weekly publication of the American Association for the Advancement of Science.

Dr. Forkey, in his capacity as Chief Scientist, expects to continue to explore the development and application of optical-based microscopic single-molecule technologies.

Item 6    Exhibits and Reports on Form 8-K

(a)  Exhibits–

Exhibit 31.1–Certification of the Company’s Chief Executive Officer required by Rule 13a-14(a)/15d-14(a).
Exhibit 31.2–Certification of the Company’s Chief Financial Officer required by Rule 13a-14(a)/15d-14(a).
Exhibit 32.1–Certifications of the Company’s Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) and 18 U.S.C. 1350.

(b)  Reports on Form 8-K–The Company filed one Current Report on Form 8-K during the quarter ended December 31, 2003 as follows: On November 13, 2003, the Company reported a press release issued on November 10, 2003, reporting its operating results for the quarter ended September 30, 2003.

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRECISION OPTICS CORPORATION, INC.

Date: February 11, 2004	By:	/s/ JACK P. DREIMILLER
Jack P. Dreimiller
Senior Vice President, Finance, Chief Financial Officer and Clerk