Form 10QSB
period 2004-03-31
PRECISION OPTICS CORPORATION INC
filed 2004-05-13
CIK 867840

FORM 10-QSB

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

      (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended March 31, 2004

Commission file number   001-10647
                      ---------------

                       PRECISION OPTICS CORPORATION, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


        Massachusetts                                  04-2795294
--------------------------------                    ---------------
(State or other jurisdiction of                    (I.R.S. Employer
  incorporation or organization)                  Identification No.)


    22 East Broadway,  Gardner, Massachusetts        01440-3338
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

Yes (X)       No (  )

The number of shares outstanding of issuer's common stock, par value $.01 per share, at April 30, 2004 was 1,752,053 shares.

Transitional Small Business Disclosure Format (check one):
Yes (  )       No (X)

               PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES


                             INDEX                                         Page

PART I.           FINANCIAL INFORMATION:

Item 1            Consolidated Financial Statements (Unaudited)

                  Consolidated Balance Sheets -                               3
                      March 31, 2004
                      and June 30, 2003

                  Consolidated Statements of Operations -                     4
                      Three Months  Ended March 31, 2004
                      and 2003
                      Nine Months Ended March 31, 2004
                      and 2003

                  Consolidated Statements of Cash Flows -                     5
                      Nine Months Ended March 31, 2004
                      and 2003

                  Notes to Consolidated Financial Statements                6-8

Item 2            Management's Discussion and Analysis of
                      Financial Condition and Results of Operations        9-17

Item 3            Controls and Procedures                                    17

PART II.          OTHER INFORMATION                                          18

Items 1-4         Not Applicable

Item 5            Other Information

Item 6            Exhibits and Reports on Form 8-K

                  (a)  Exhibits

                  (b)  Reports on Form 8-K

Item 1

               PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                                     ASSETS

CURRENT ASSETS                                    March 31, 2004  June 30, 2003
                                                   ------------    ------------

         Cash and Cash Equivalents                 $    945,650    $  3,504,414
         Accounts Receivable, Net                       128,823         191,669
         Inventories, Net                             1,156,180       1,257,288
         Prepaid Expenses and Other Current Assets      157,452          91,213
         Assets Held for Sale                                --         152,550
                                                   ------------    ------------
                  Total Current Assets                2,388,105       5,197,134
                                                   ------------    ------------
PROPERTY AND EQUIPMENT                                4,198,034       4,013,680
         Less:  Accumulated Depreciation             (3,860,852)     (3,723,350)
                                                   ------------    ------------
                Net Property and Equipment              337,182         290,330
                                                   ------------    ------------
OTHER ASSETS                                            245,425         236,156
                                                   ------------    ------------
TOTAL ASSETS                                       $  2,970,712    $  5,723,620
                                                   ============    ============

                LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
         Current Portion of
          Capital Lease Obligation                 $         --    $      3,826
         Accounts Payable                               110,293         141,398
         Customer Advances                                2,575              --
         Accrued Employee Compensation                  244,185         213,543
         Accrued Professional Services                   44,982         118,284
         Accrued Warranty Expense                        50,000          50,000
         Other Accrued Liabilities                        3,180           6,966
                                                   ------------    ------------
                  Total Current Liabilities             455,215         534,017
                                                   ------------    ------------
OTHER                                                        --           1,555
                                                   ------------    ------------

STOCKHOLDERS' EQUITY
         Common Stock, $.01 par value-
              Authorized -- 20,000,000 shares
              Issued and Outstanding - 1,752,053
               shares at March 31, 2004
               and June 30, 2003                         17,521          17,521
         Additional Paid-in Capital                  27,770,175      27,770,175
         Accumulated Deficit                        (25,272,199)    (22,599,648)
                                                   ------------    ------------
                  Total Stockholders' Equity          2,515,497       5,188,048
                                                   ------------    ------------

TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY                            $  2,970,712    $  5,723,620
                                                   ============    ============

               PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                       FOR THE THREE AND NINE MONTHS ENDED
                             MARCH 31, 2004 AND 2003
                                   (UNAUDITED)

                                               -- THREE MONTHS --           --NINE MONTHS--

                                            2004           2003          2004           2003
                                        -----------    -----------    -----------    -----------

REVENUES                                $   313,698    $   903,068    $ 1,179,388    $ 2,035,270

COST OF GOODS SOLD                          467,178        595,249      1,514,966      1,607,186
                                        -----------    -----------    -----------    -----------

         Gross Profit (Loss)               (153,480)       307,819       (335,578)       428,084
                                        -----------    -----------    -----------    -----------

RESEARCH and DEVELOPMENT                    379,518        253,449        980,694        902,642

SELLING, GENERAL and
ADMINISTRATIVE EXPENSES                     436,666        487,064      1,320,324      1,420,384

PROVISION FOR RESTRUCTURING                  52,208             --         52,208         53,131


LOSS ON SALE OF ASSETS HELD FOR SALE             --           (870)            --         19,171
                                        -----------    -----------    -----------    -----------


             Total Operating Expenses       868,392        739,643      2,353,226      2,395,328
                                        -----------    -----------    -----------    -----------

             Operating Loss              (1,021,872)      (431,824)    (2,688,804)    (1,967,244)


INTEREST INCOME                               4,560         15,318         16,302         54,423

INTEREST EXPENSE                                 --           (207)           (49)        (6,769)
                                        -----------    -----------    -----------    -----------

               Net Loss                 $(1,017,312)   $  (416,713)   $(2,672,551)   $(1,919,590)
                                        ===========    ===========    ===========    ===========


Basic and Diluted Loss Per Share        $     (0.58)   $     (0.24)   $     (1.53)   $     (1.10)
                                        ===========    ===========    ===========    ===========

Weighted Average Common Shares
    Outstanding                           1,752,053      1,752,053      1,752,053      1,752,053
                                        ===========    ===========    ===========    ===========



               PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            FOR THE NINE MONTHS ENDED
                            MARCH 31, 2004 AND 2003
                                   (UNAUDITED)

                                                                     2004          2003
                                                                 -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:

           Net Loss                                             $(2,672,551)   $(1,919,590)
           Adjustments to Reconcile Net Loss to Net Cash
            Used In Operating Activities -
                      Depreciation and Amortization                 169,499        197,680
                       Provision for Restructuring                       --         53,131
                       Loss on Sale of Assets Held for Sale              --         19,171
                       Other                                             --         (6,872)

                Changes in Operating  Assets and Liabilities-
                      Accounts Receivable, Net                       62,846       (355,162)
                      Inventories, Net                              101,108       (232,846)
                      Prepaid Expenses                              (66,239)       (75,022)
                      Refundable Income Taxes                            --         13,849
                      Accounts Payable                              (31,105)        63,255
                      Accrued Restructuring Expense                      --       (221,102)
                      Customer Advances                               2,575        (30,000)
                      Other Accrued Expenses                        (48,001)        (4,172)
                                                                 -----------    -----------
                      Net Cash Used In Operating Activities      (2,481,868)    (2,497,680)
                                                                 -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
        Purchases of Property and Equipment                         (31,804)       (22,268)
        Net Proceeds from Sale of Assets Held for Sale                   --        553,091
        Increase in Other Assets                                    (41,266)       (42,257)
                                                                -----------    -----------
        Net Cash Provided by (Used In) Investing Activities         (73,070)       488,566
                                                                -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITY:
           Repayment of Capital Lease Obligation                     (3,826)       (27,906)
                                                                -----------    -----------
                Net Cash Used In Financing Activity                  (3,826)       (27,906)
                                                                -----------    -----------

NET DECREASE  IN CASH AND CASH EQUIVALENTS                       (2,558,764)    (2,037,020)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                  3,504,414      5,825,601
                                                                -----------    -----------

CASH AND CASH EQUIVALENTS AT END  OF  PERIOD                    $   945,650    $ 3,788,581
                                                                ===========    ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION:
            Cash Paid for-
             Interest                                           $        49    $     6,768
                                                                ===========    ===========
             Income Taxes                                       $         -    $     1,824
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

      These consolidated financial statements have been prepared by the Company, without audit, and reflect normal recurring adjustments which, in the opinion of management, are necessary for a fair statement of the results of the third quarter and nine months of the Company's fiscal year 2004. These consolidated financial statements do not include all disclosures associated with annual consolidated financial statements and, accordingly, should be read in conjunction with footnotes contained in the Company's consolidated financial statements for the year ended June 30, 2003 together with the auditors' report filed under cover of the Company's 2003 Annual Report on Form 10-KSB.

      Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. For the three and nine months ended March 31, 2004 and 2003, the effect of stock options and warrants was antidilutive; therefore, they were not included in the computation of diluted loss per share. The number of shares issuable upon the exercise of outstanding stock options and warrants that were excluded from the computation as their effect would be antidilutive were approximately 221,250 and 203,748, for the three months ended March 31, 2004 and 2003, respectively, and approximately 215,882 and 202,785 for the nine months ended March 31, 2004 and 2003, respectively.

2.     INVENTORIES

      Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

                                               March 31, 2004     June 30, 2003
                                              -------------       -------------

                 Raw Materials                $     547,534       $    679,647

                 Work-In-Progress                   372,557            379,636

                 Finished Goods                     236,089            198,005
                                              -------------       ------------

                          Total Inventories   $   1,156,180       $  1,257,288
                                              =============       ============

       During the quarter ended March 31, 2004, the Company recorded, in cost of goods sold, a pretax non-cash provision for slow-moving inventories of $125,000.

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

      No stock-based employee compensation cost is reflected in net loss, as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:

                                                3 MONTHS ENDED               9 MONTHS ENDED
                                                  MARCH 31,                    MARCH 31,
                                            2004            2003          2004           2003
                                         -----------    -----------    -----------    -----------

Net loss, as reported                    $(1,017,312)   $  (416,713)   $(2,672,551)   $(1,919,590)


Add:  Total stock-based employee
compensation expense determined under
fair-value-based method for all awards        (9,448)       (18,462)       (52,383)       (63,903)
                                         -----------    -----------    -----------    -----------

Pro forma net loss                       $(1,026,760)   $  (435,175)   $(2,724,934)   $(1,983,493)
                                         ===========    ===========    ===========    ===========

Net loss per share:
   As reported - basic and diluted       $      (.58)   $      (.24)   $     (1.53)   $     (1.10)
                                         ===========    -----------    ===========    ===========


   Pro forma - basic and diluted         $      (.59)   $      (.25)   $     (1.56)   $     (1.13)
                                         ===========    ===========    ===========    ===========

4.    LIQUIDITY

      The Company's working capital was approximately $7,418,000 and, $4,663,000 at June 30, 2002 and, June 30, 2003, respectively, and decreased further to approximately $1,933,000 at March 31, 2004. This trend is primarily the result of losses generated due to the loss of business from a major stereo endoscope customer. The prospects for future sales to this customer remain uncertain. Additionally, sales in the quarters ended December 31, 2003 and March 31, 2004, were adversely affected by customer delays in the introduction of a new system used in cardiac surgical applications, which employs a specialty endoscope developed by the Company.

      The Company's current sources of liquidity consist of its cash and cash equivalents and accounts receivable. At March 31, 2004, the Company had $945,650 in cash and cash equivalents and $128,823 in accounts receivable. Based on internal projections, the Company anticipates having sufficient funds to conduct operations only through July 2004. On May 12, 2004, the Company filed a registration statement to register 5,256,159 shares of the Company's common stock in connection with a rights offering to the Company's stockholders. If all of the rights are sold, the Company will receive gross proceeds of approximately $5.3 million. However, in the event that all of the rights offered are not sold, the proceeds could be significantly less than $5.3 million. The Company expects to complete the rights offering in July 2004. There can be no assurance that this offering will be partially or fully completed. If the Company does not receive at least $3 million in the rights offering, it may need to seek funds elsewhere. There can be no assurance that additional or alternative funding will be available, or if available, that it will be available on favorable terms. Lack of necessary funds may require the Company to delay, scale back or eliminate some or all of its development efforts, or to discontinue operations entirely.

      The Company has taken additional measures to realign its cost structure with current revenue expectations. In January 2004, the Company reduced its workforce by five full-time employees, a 15% reduction. As a result of this action, the Company recorded a non-recurring pretax charge to earnings of $52,208 for employee severance benefits in the quarter ended March 31, 2004. In addition, the Company is in the process of reviewing other expense areas to determine where additional reductions in discretionary spending can be achieved.

      The Company believes, based on its operating and strategic plans, that it will have sufficient funds to conduct operations through at least the current fiscal year, which ends June 30, 2004. The Company believes that the recent introduction of several new products, along with new and on-going customer relationships, may generate additional revenues, which are required in order for the Company to continue operations beyond July 2004 if the rights offering is not completed by July 2004 or is not successful; however, there can be no assurance that the Company will generate additional revenues.

Item 2

               PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Important Factors Regarding Forward-Looking Statements

When used in this discussion, the words "believes", "anticipates", "intends to", and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected. These risks and uncertainties, many of which are not within the Company's control, include, but are not limited to, uncertainty of future demand for the Company's products; the uncertainty and timing of the successful development of the Company's new products; the risks associated with reliance on a few key customers; the Company's ability to maintain compliance with requirements for continued listing on the Nasdaq SmallCap Market; the Company's ability to attract and retain personnel with the necessary scientific and technical skills; the timing and completion of significant orders; the timing and amount of the Company's research and development expenditures; the timing and level of market acceptance of customers' products for which the Company supplies components; the level of market acceptance of competitors' products; the ability of the Company to control costs associated with performance under fixed price contracts; the performance and reliability of the Company's vendors; the level of proceeds generated from the rights offering, if any; and the continued availability to the Company of essential supplies, materials and services. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the result of any revision to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Overview

Precision Optics Corporation, a leading developer and manufacturer of advanced optical instruments since 1982, designs and produces high-quality optical thin film coatings, medical instruments, and other advanced optical systems. The Company's medical instrumentation line includes laparoscopes, arthroscopes and endocouplers and a world-class product line of 3-D endoscopes for use in minimally invasive surgical procedures.

The Company is currently developing specialty instruments incorporating its patent-pending LENSLOCKTM technology which ensures lower cost, easier repairability and enhanced durability as well as ultra-small instruments (some with lenses less than one millimeter in diameter) utilizing patent-pending micro-precisionTM lens technology. The Company is also exploring new initiatives in single-molecule technology and nanotechnology for biomedical and other applications.

Precision Optics Corporation is certified to the ISO 9001 Quality Standard, and complies with the FDA Good Manufacturing Practices and the European Union Medical Device Directive for CE Marking of its medical products. The Company's Internet Website is www.poci.com.

The areas in which the Company does business are highly competitive and include both foreign and domestic competitors. Many of the Company's competitors are larger and have substantially greater resources than the Company. Furthermore, other domestic or foreign companies, some with greater experience in the optics industry and greater financial resources than the Company, may seek to produce products or services that compete with those of the Company. The Company uses production facilities overseas to produce key components for the Company's business, such as lenses. The Company believes that the cost savings from such production is essential to the Company's ability to compete on a price basis in the medical products area particularly and to the Company's profitability generally.

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

The Company conducts its domestic operations at two leased facilities in Gardner, Massachusetts. The Company rents office space in Hong Kong for sales, marketing and supplier quality control and liaison activities of its Hong Kong subsidiary. The Company believes these facilities are adequate for its current operations. Significant increases in production or the addition of significant equipment or manufacturing capabilities in connection with the production for the Company's line of endoscopes, optical thin films, and other products may, however, require the acquisition or lease of additional facilities.

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

Revenue Recognition

The Company recognizes revenue in accordance with U.S. GAAP and SEC Staff Accounting Bulletin ("SAB") No. 104, Revenue Recognition. SAB No. 104 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the price to the buyer is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the price to the buyer charged for products delivered or services rendered and collectibility of the sales price. The Company assesses credit worthiness of customers based upon prior history with the customer and assessment of financial condition. The Company's shipping terms are customarily FOB shipping point.

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

Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company assesses impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted future net cash flows expected to be generated by the asset. Estimating the future cash flows expected to be generated by the asset is dependent upon significant judgments made by management. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. The Company classifies assets to be sold as held for sale in the period in which all of the following criteria are met:

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

Assets classified as held for sale are carried at the lower of cost or fair value less cost to sell and the asset is no longer depreciated. When determining the fair value, management considers the condition of the assets and pertinent market conditions. When considered necessary, management will engage third party valuation experts to assist in the determination of fair value. At each balance sheet date, management makes an assessment of the assets' fair value and whether the assets continue to meet the criteria to be classified as held for sale.

Results of Operations

      Total revenues for the quarter and nine months ended March 31, 2004 decreased by $589,370, or 65.3%, and $855,882, or 42.1%, respectively, from the same periods in the prior year. Revenues for the quarter increased 38.3% sequentially from the preceding quarter.

      The decrease in revenues for the quarter was due primarily to lower sales of medical products (down by approximately $436,000, or 49.3%). Sales of medical products were lower due primarily to lower shipments of stereo endoscope products.

      The revenue decrease from the prior year for the nine months ended March 31, 2004 was due to lower sales of medical products (down by approximately $932,286, or 47.9%). Medical sales were lower due primarily to lower shipments of stereo endoscope products, partially offset by shipments to a new customer (in the quarter ended September 30, 2003) of specialty endoscopes used for cardiac surgical applications.

      Revenues from the Company's largest customers, as a percentage of total revenues for the nine months ended March 31, 2004 and 2003, were as follows:

                                                          2004         2003

                         Customer A                         27            2
                         Customer B                         20           14
                         Customer C                          -           50
                         All Others                         53           34
                                                         -------     -------
                                                           100%         100%
                                                         =======     =======

      No other customer accounted for more than 10% of the Company's revenues during those periods.

      At March 31, 2004, receivables from the Company's four largest customers were approximately 30%, 26%, 14% and 10%, respectively, of the total accounts receivable. At June 30, 2003, receivables from the Company's largest customer were approximately 55% of the total accounts receivable. No other customer accounted for more than 10% of the Company's receivables as of March 31, 2004 and June 30, 2003.

      Gross profit (loss) for the quarter and nine months ended March 31, 2004 reflected an unfavorable change of approximately $461,000 and $764,000, respectively, compared to the quarter and nine months ended March 31, 2003. Gross profit as a percentage of revenues decreased from 34.1% in the quarter ended March 31, 2003 to a negative 48.9% in the quarter ended March 31, 2004, and decreased from 21.0% in the nine months ended March 31, 2003 to a negative 28.5% in the nine months ended March 31, 2004. The unfavorable change in gross profit was due primarily to lower overall sales volume and provision for slow moving inventories, partially offset by a lower manufacturing cost structure resulting from restructuring measures implemented in fiscal year 2003.

      Research and development expenses increased by approximately $126,000, or 49.7%, for the quarter ended March 31, 2004, and by approximately $78,000, or 8.6%, for the nine months ended March 31, 2004 compared to the corresponding periods of the prior year. The increase was due to a higher level of resources being devoted to product development activities.

      Selling, general and administrative expenses decreased by approximately $50,000, or 10.3%, for the quarter ended March 31, 2004, and by approximately $100,000, or 7.0%, for the nine months ended March 31, 2004 compared to the corresponding periods of the prior year. The decrease is due primarily to lower outside consulting and legal expenses and the effects of the workforce reduction in January 2004.

      The provision for asset impairment and restructuring of $52,208 in the quarter and nine months ended March 31, 2004, consists of a provision for severance benefits paid in the quarter ended March 31, 2004 related to the January 2004 workforce reduction of 15%, or five employees.

      Interest expense relates primarily to capital lease obligations.

      Interest income decreased by approximately $11,000 for the quarter and by $38,000 for the nine months ended March 31, 2004 compared to the corresponding periods of the prior year due to the lower base of cash and cash equivalents and to lower interest rates.

      The loss on sale of assets held for sale of $19,171 in the nine months ended March 31, 2003, represents the loss on the sales of a portion of the property and equipment held for sale, which formerly was invested in the Company's telecommunications product line. The Company received net proceeds from these sales of approximately $553,000 in the nine months ended March 31, 2003.

      No income tax provision was recorded in the first, second or third quarters of fiscal year 2004 or 2003 because of the losses generated in those periods.

Liquidity and Capital Resources

For the nine months ended March 31, 2004, the Company's cash and cash equivalents decreased by approximately $2,559,000 to $946,000. The decrease in cash and cash equivalents was due to cash used by operating activities of approximately $2,482,000, capital expenditures of approximately $32,000, repayment of debt of approximately $4,000, and an increase in patent costs of approximately $41,000. Cash used by operating activities consisted of the net loss of approximately $2,673,000 and an increase in prepaid expenses of approximately $66,000, partially offset by other net changes in other operating accounts totaling approximately $257,000.

The Company's working capital was approximately $7,418,000 and, $4,663,000 at June 30, 2002 and, June 30, 2003, and decreased further to approximately $1,933,000 at March 31, 2004. This trend is primarily the result of losses generated due to the loss of business from a major stereo endoscope customer. The prospects for future sales to this customer remains uncertain. Additionally, sales in the quarters ended December 31, 2003 and March 31, 2004 were adversely affected by customer delays in the introduction of a new system used in cardiac surgical applications which employs a specialty endoscope developed by the Company. Despite these delays, the Company anticipates follow-on orders from this customer.

Contractual cash commitments for the fiscal years subsequent to March 31, 2004 are summarized as follows:

                    2004      2005     Thereafter     Total
                 ---------  ---------  ----------  ---------

Operating leases $  9,227    $ 3,383    $    --    $  12,610
                 ---------  ---------  ----------  ---------

Total            $  9,227    $ 3,383    $    --    $  12,610
                 =========  =========  ==========  =========

The Company provides a standard one-year warranty on materials and workmanship to its customers. The Company provides for estimated warranty costs at the time product revenue is recognized. Warranty costs are included as a component of cost of goods sold in the accompanying consolidated statements of operations. For the nine month periods ended March 31, 2004 and 2003, warranty costs were not significant.

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

The Company's current sources of liquidity consist of its cash and cash equivalents and accounts receivable. At March 31,2004, the Company had $945,650 in cash and cash equivalents and $128,823 in accounts receivable. Based on internal projections, the Company anticipates having sufficient funds to conduct operations only through July 2004. On May 12, 2004, the Company filed a registration statement to register 5,256,159 shares of the Company's common stock in connection with a rights offering to the Company's stockholders. If all of the rights are sold the Company will receive gross proceeds of approximately $5.3 million. However, in the event that all of the rights offered are not sold, the proceeds could be significantly less than $5.3 million. The Company expects to complete the rights offering in July 2004. There can be no assurance that this offering will be partially or fully completed. If the Company does not receive at least $3 million in the rights offering, it may need to seek funds elsewhere. There can be no assurance that additional or alternative funding will be available, or if available, that it will be available on favorable terms. Lack of necessary funds may require the Company to delay, scale back or eliminate some or all of its development efforts, or to discontinue operations entirely.

The Company believes, based on its operating and strategic plans, that it will have sufficient funds to conduct operations through at least the current fiscal year ended June 30, 2004. The Company believes that the recent introduction of several new products, along with new and on-going customer relationships, may generate additional revenues, which are required in order for the Company to continue operations beyond July 2004 if the rights offering is not completed by July 2004 or is not successful; however, there can be no assurance that the Company will generate additional revenues.

Recent Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities - an Interpretation of ARB No. 51, and, in October 2003, the FASB issued FASB Staff Position (FSP) No. FIN 46-6, Effective Date of FASB Interpretation 46. This staff position deferred the effective date for applying FIN 46 to an interest held in a VIE or potential VIE that was created before February 1, 2003 until the end of the first interim or annual period ending after December 15, 2003, except if the company had already issued statements reflecting a VIE in accordance with FIN 46. In December 2003, the FASB issued Interpretation No. 46R (FIN 46R), Consolidation of Variable Interest Entities -- An Interpretation of ARB No. 51. FIN 46R replaces FIN 46 and addresses consolidation by business enterprises of variable interest entities that possess certain characteristics. A variable interest entity ("VIE") is defined as (a) an ownership, contractual or monetary interest in an entity where the ability to influence financial decisions is not proportional to the investment interest, or (b) an entity lacking the invested capital sufficient to fund future activities without the support of a third party. FIN 46R establishes standards for determining under what circumstances VIEs should be consolidated with their primary beneficiary, including those to which the usual condition for consolidation does not apply. Adoption of the required sections of FIN 46, as modified and interpreted, including the provisions of FIN 46R, did not have any effect on the Company's consolidated financial statements or disclosures.

In December 2003, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 104, Revenue Recognition (SAB 104), which supersedes SAB 101, Revenue Recognition in Financial Statements. The primary purpose of SAB 104 is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, which was superseded as a result of the issuance of EITF 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. The adoption of SAB 104 did not have a material impact on the Company's consolidated financial statements.

Trends and Uncertainties That May Affect Future Results

For the quarter ended March 31, 2004, cash and cash equivalents decreased by approximately $781,000 compared to a decrease of approximately $1,024,000 for the previous quarter ended December 31, 2003. Cash disbursements during the quarter ended March 31, 2004 included approximately $52,000 paid for employee severance costs. Cash disbursements during the quarter ended December 31, 2003, included approximately $330,000 for certain payments occurring only during the second quarter each year, such as annual insurance premiums and costs associated with preparation of annual reports and shareholder proxy materials.

Capital equipment expenditures during the nine months ended March 31, 2004 were approximately $32,000, up 42.8% from the same period in 2003. Future capital expenditures will depend on future sales and the success of ongoing research and development efforts.

For the quarter ended March 31, 2004, research and development expenses were approximately $380,000, up 49.7% from $253,000 for the quarter ended March 31, 2003. Quarterly research and development expenses depend on the Company's assessment of new product opportunities.

For the quarter and nine months ended March 31, 2004, the Company's revenues and cash flow have been adversely affected by the loss of stereo endoscope business from a major customer, as previously reported. The Company does, however, continue to derive repair revenues from this customer, and is continuing its development of a new generation of stereo endoscopes for their consideration. Additionally, revenues were adversely affected by customer delays in the introduction of a new system used in cardiac surgical applications which employs a specialty endoscope developed by the Company. Despite these setbacks, the Company believes that these two customers could provide revenue opportunities this calendar year, though there can be no assurance they will provide such opportunities.

Also, the Company is in discussions with several customers regarding manufacturing of prototypes of advanced endoscopes incorporating ultra-small lenses, ranging in size from .5 mm to 1 mm, which include utilization of the Company's patent-pending micro-precisionTM lens technology. These initiatives encompass a variety of innovative techniques involving minimally invasive surgery.

The Company expects its recent pattern of quarter-to-quarter revenue fluctuations to continue, due to the uncertain timing of orders from customers and their size in relation to total revenues. The Company continues to move forward with new products and technical innovations, in particular, the development of a new generation (patent pending) of its world-class product line of 3-D endoscopes, the development of a new prototype 2.7 mm endoscope, and new instruments utilizing the Company's new micro-precisionTM lens technology (patent pending) for endoscopes under 1 mm.

Item 3

Controls and Procedures

The Company's Chief Executive Officer and Chief Financial Officer have conducted an evaluation of the Company's disclosure controls and procedures as of March 31, 2004. Based on their evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the applicable Securities and Exchange Commission rules and forms. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of the most recent evaluation of these controls by the Company's Chief Executive Officer and Chief Financial Officer, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II. OTHER INFORMATION

Items 1-4         Not Applicable.

Item 5            Other Information
                           On May 12, 2004, the Company filed a registration statement to register 5,256,159 shares of the Company's common stock in connection with a rights offering to the Company's stockholders. The Company expects to complete the rights offering in July 2004.


Item 6            Exhibits and Reports on Form 8-K

                         (a)   Exhibits -
                               Exhibit 31.1 - Certification of the Company's
                                  Chief Executive Officer required by Rule
                                  13a-14(a)/15d-14(a).
                               Exhibit 31.2 - Certification of the Company's
                                  Chief Financial Officer required by Rule
                                  13a-14(a)/15d-14(a).
                               Exhibit 32.1 - Certifications of the Company's
                                  Chief Executive Officer and Chief Financial
                                  Officer required by Rule 13a-14(b) and 18
                                  U.S.C. 1350.
                         (b) Reports on Form 8-K - The Company filed two Current Reports on Form 8-K during the quarter ended March 31, 2004 as follows: On January 23, 2004, the Company reported under Item 5 a press release issued on January 22, 2004, reporting a workforce reduction due to customer order delays. On February 11, 2004, the Company reported under
                               Item 12 a press release issued on February 10, 2004, reporting its operating results for the quarter and six months ended December 31, 2003.

      In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                       PRECISION OPTICS CORPORATION, INC.


DATE:  May 12, 2004                      BY: /s/  JACK P. DREIMILLER
                                             ----------------------------
                                             Jack P. Dreimiller
                                             Senior Vice President, Finance,
                                             Chief Financial Officer and Clerk