Form 10KSB
period 2004-06-30
PRECISION OPTICS CORPORATION INC
filed 2004-09-17
CIK 867840

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

__________________________________

FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2004

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

Common Stock, $.01 par value

     Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

     Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.      X

      The issuer’s revenues for its most recent fiscal year were $1,464,964.

     The aggregate market value of the voting stock, consisting solely of common stock, held by non-affiliates of the issuer computed by reference to the closing price of such stock was $3,325,138 as of August 31, 2004.

     The number of shares of outstanding common stock of the issuer as of August 31, 2004 was 7,008,212.

DOCUMENTS INCORPORATED BY REFERENCE

     The issuer’s Proxy Statement for the 2004 Annual Meeting of Shareholders to be held on November 9, 2004 is incorporated into Part III of this Form 10-KSB.

PART I

ITEM 1.	DESCRIPTION OF BUSINESS

     BUSINESS DEVELOPMENT

      Precision Optics Corporation, Inc. (the “Company”) was incorporated in Massachusetts in 1982 and has been publicly owned since November 1990.

      References to the Company contained herein include its two wholly-owned subsidiaries, except where the context otherwise requires.

     BUSINESS OF ISSUER

      Precision Optics Corporation, a developer and manufacturer of advanced optical instruments since 1982, designs and produces high-quality medical instruments, optical thin film coatings, and other advanced optical systems. The Company’s medical instrumentation line includes laparoscopes, arthroscopes and endocouplers and a line of world-class 3-D endoscopes for use in minimally invasive surgical procedures. Precision Optics Corporation is certified to the ISO 9001 Quality Standard, and complies with the FDA Good Manufacturing Practices and the European Union Medical Device Directive for CE Marking of its medical products. The Company’s Internet Website is www.poci.com.

Principal Products and Services and Methods of Distribution.

     Medical Products. The Company’s medical products include endoscopes, as well as image couplers, beamsplitters and adapters, all of which are used as accessories to endoscopes.

     Since January 1991, the Company has developed and sold endoscopes using various optical technologies for use in a variety of minimally invasive surgical and diagnostic procedures. The Company’s current line of specialized endoscopes include arthroscopes (which are used in joint surgery), laryngoscopes (which are used in the diagnosis of diseases of the larynx), laparoscopes (which are used in abdominal surgery) and stereo endoscopes and cameras (which are used in cardiac and general surgery, and enable surgeons to visualize the surgical field in 3-D imagery, thus facilitating greater finesse and minimizing surgical risk). In addition to its existing line of endoscopes, the Company is continuing to develop different types of endoscopes that incorporate varying types of construction and technology for use in various medical specialties.

     In March 2002, the Company shipped the first production lot of autoclavable endoscopes to a major orthopedic equipment supplier. These endoscopes, which are also CE Mark certified for European use, have been designed and tested to withstand sterilization by flash and standard autoclave, as well as all other commonly used medical sterilization means. The major benefits of autoclavable instruments include increased patient safety, quick turnaround, and elimination of hazardous sterilant and by-product materials, all of which provide a much better value to the user. The Company believes its autoclavable endoscope technology will generate opportunities for endoscope revenue growth, particularly in Europe where autoclaving is the preferred method of sterilization.

      The Company developed and has manufactured and sold since 1985 a proprietary product line of instrumentation to couple endoscopes to video cameras. Included in this product line are imaging couplers, which physically connect the endoscope to a video camera system and transmit the image viewed through the scope to the video camera. Another product, the beamsplitter, performs the same function while preserving for the viewer an eyeport for direct, simultaneous viewing through the endoscope. The Company has sold these devices primarily to endoscope and video camera manufacturers and suppliers for resale under the Company’s customers’ names.

      The Company’s image couplers and beamsplitters can withstand surgery-approved sterilization. The Company also offers autoclavable image couplers, which are able to withstand sterilization in superheated steam under pressure. Autoclavability is a preferred method of sterilization because of its relative speed, safety, and efficiency. The Company believes that it is one of the few companies in the world that produces autoclavable image couplers.

     Included in the Company’s medical products sales are sales of image couplers and beamsplitters for video-monitored examination of a variety of industrial cavities and interiors. The Company has developed, and may develop in the future, specialized borescopes for industrial applications.

     Optical Thin Films. The Company designs and manufactures various types of high quality thin film coatings for use in a wide range of optical applications. Thin film coatings are produced in-house for the Company’s medical instrumentation and other products. Presently, optical thin film manufacturing not associated with the Company’s medical instruments and other products is limited or very specialized.

      Optical System Design and Development Services. The Company provides on a contract basis advanced lens design, imaging analysis, optical system design, structural design and analysis, prototype production and evaluation, optics testing, and optical system assembly. Some of the Company’s development contracts have led to optical system production business for the Company, and the Company believes its prototype development service may lead to new product production from time to time.

Competition and Markets.

      The areas in which the Company does business are highly competitive and include both foreign and domestic competitors. Many of the Company’s competitors are larger and have substantially greater resources than the Company. Furthermore, other domestic or foreign companies, some with greater experience in the optics industry and greater financial resources than the Company, may seek to produce products or services that compete with those of the Company. The Company may establish or use production facilities overseas to produce key components for the Company’s business, such as lenses. The Company believes that the cost savings from such production may be essential to the Company’s ability to compete on a price basis in the medical products area particularly and to the Company’s profitability generally.

     The Company believes that competition for sales of its medical products and services, which have been principally sold to medical device companies, who incorporate the Company’s products into their systems, is based on performance and other technical features, as well as other factors, such as scheduling and reliability, in addition to competitive price.

     The Company has marketed and sold its endoscopes to original equipment manufacturer (OEM) video camera and video endoscopy suppliers for resale under the purchaser’s name. A number of domestic and foreign competitors also sell endoscopes to such OEM suppliers, and the Company’s share of the endoscope market is nominal. The Company believes that, while its resources are substantially more limited than its competitors, the Company can compete successfully in this market on the basis of price and delivery.

      The Company currently sells its image couplers, beamsplitters, and adapters to a market that consists of approximately 30 to 35 potential OEM customers. These potential customers sell video cameras, endoscopes, or video-endoscopy systems. The Company has made sales in the past to approximately two thirds of these customers. The Company estimates that it has approximately 20% to 30% of the market share in these products. The Company’s primary competition in this area is the customers’ own in-house capabilities to manufacture such products. The Company believes that these customers typically purchase products from the Company, despite their in-house capabilities, because they choose to devote their own technical resources to their primary products, such as cameras or endoscopes. However, the Company estimates that approximately 50% of the market demand for image couplers, beamsplitters, and adapters is met by “capt ive” or in-house capabilities.

     The Company offers advanced optical design and development services not related to thin film coatings to a wide range of potential customers and has numerous competitors. The ability to supply design and development services to such customers is highly dependent upon a company’s and its employees’ reputations and prior experience.

     The Company has had negligible direct export sales to date. However, during fiscal year 2002, the Company’s medical products received the CE Mark Certification, which permits sales into the European marketplace.

Research and Development.

      The Company believes that its future success depends to a large degree on its ability to continue to conceive and to develop new optical products and services to enhance the performance characteristics and methods of manufacture of existing products. Accordingly, it expects to continue to seek to obtain product-related design and development contracts with customers and to invest its own funds on its research and development. The Company spent approximately $1,319,000 and $1,235,000 of its own funds during fiscal years 2004 and 2003, respectively, on research and development.

      The Company continues to explore potential applications of single-molecule technology and nanotechnology.

Raw Materials and Principal Suppliers.

     For all of the Company’s products, except for thin film coatings, the basic raw material is precision grade optical glass, which the Company obtains from several major suppliers. Outside vendors grind and polish most of the Company’s lenses and prisms. For optical thin film coatings, the basic raw materials are metals and dielectric compounds, which the Company obtains from a variety of chemical suppliers. Certain of the thin film coatings utilized in the Company’s products are currently procured from an outside supplier, but most thin film coatings are produced in-house. The Company believes that its demand for these raw materials and thin film coating services is small relative to the total supply and that materials and services required for the production of its products are currently available in sufficient production quantities and will be available for fiscal year 2005. The Company believes, however, that there are relatively few s uppliers of the high quality lenses and prisms which its endoscopes require. The Company has therefore established an in-house optical shop for producing ultra-high quality prisms, micro-optics and other specialized optics for a variety of medical and industrial applications.

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

     The Company plans to file for patents, copyrights, and trademarks in the United States and in appropriate countries to protect its intellectual property rights to the extent practicable. The Company holds the rights to several United States and foreign patents and has several patent applications pending. The Company knows of no infringements of its patents. The Company plans to protect its patents from infringement in each instance where it determines that doing so would be economical in light of the expense involved and the level and availability of the Company’s financial resources. While the Company believes that its pending applications relate to patentable devices or concepts, there can be no assurance that patents will be issued or that any patents issued can be successfully defended or will effectively limit the development of competitive products and services.

Employees.

     As of June 30, 2004, the Company had 30 full-time employees and 5 part-time employees. There were 17 employees in manufacturing, 11 in engineering, 2 in sales and marketing, and 5 in finance and administration.

Customers.

     Revenues from the Company’s largest customers, as a percentage of total revenues, were as follows:

	2004	2003	2002

Customer A	24%	17%	18%
Customer B	22	2	—
Customer C	—	44	—
Customer D	4	5	23
All Others	50	32	59

	100%	100%	100%

     No other customer accounted for more than 10% of the Company’s revenues in fiscal years 2004, 2003, and 2002.

Environmental Protection and the Effect of Existing or Probable Government Regulations on the Business.

     The Company’s operations are subject to a variety of federal, state, and local laws and regulations relating to the discharge of materials into the environment or otherwise relative to the protection of the environment. From time to time the Company uses a small amount of hazardous materials in its operations. The Company believes that it complies with all applicable environmental laws and regulations.

Need for Government Approval of Principal Products or Services and Effect of Existing or Probable Government Regulations on the Business.

     The Company currently sells and markets several medical products, the marketing of which may require the permission of the United States Food and Drug Administration (“FDA”). Pursuant to the Company’s notification to the FDA of its intent to market its endoscopes, image couplers, beamsplitters, and adapters, the FDA has determined that the Company may market such devices, subject to the general controls provisions of the Food, Drug and Cosmetic Act. This FDA permission was obtained without the need to undergo a lengthy and expensive approval process, on account of the FDA’s determination that such devices meet the regulatory standard of being substantially equivalent to an existing approved device. Furthermore, the Company plans to market additional endoscopes and related medical products that may require the FDA’s permission to market such products. The Company may also develop additional products or seek to sell some of its c urrent or future medical products in a manner that requires the Company to obtain the permission of the FDA to market such products, as well as the regulatory approval or license of other federal, state, and local agencies or similar agencies in other countries. The FDA has authority to conduct detailed inspections of manufacturing plants in order to assure that “good manufacturing practices” are being followed in the manufacture of medical devices, to require periodic reporting of product defects to the FDA, and to prohibit the sale of devices which do not comply with law.

ITEM 2.	DESCRIPTION OF PROPERTY

     The Company conducts its domestic operations at two facilities in Gardner, Massachusetts. The main Gardner facility is leased from a corporation owned by an officer-shareholder-director of the Company. The lease terminated in December 1999 and the Company is currently a tenant at will. The other Gardner facility is being rented on a month-to-month basis. The Company rents office space in Hong Kong for sales, marketing and supplier quality control and liaison activities of its Hong Kong subsidiary.

     The Company believes these facilities are adequate for its current operations and adequately covered by insurance. Significant increases in production or the addition of significant equipment additions or manufacturing capabilities in connection with the production of the Company’s line of endoscopes, optical thin films, and other products may, however, require the acquisition or lease of additional facilities. The Company may establish production facilities domestically or overseas to produce key assemblies or components, such as lenses, for the Company’s products. Overseas facilities may subject the Company to the political and economic risks associated with overseas operations. The loss of or inability to establish or maintain such additional domestic or overseas facilities could materially adversely affect the Company’s competitive position and profitability.

ITEM 3.	LEGAL PROCEEDINGS

      None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Company’s security holders during the fourth quarter of fiscal year 2004.

Directors and Executive Officers of the Company

     The Company’s executive officers and directors are as follows:

Position with the Company
Name	or Principal Occupation

Richard E. Forkey	Chairman of the Board, Chief Executive
Officer, President, Treasurer and
Director

Jack P. Dreimiller	Senior Vice President, Finance,
Chief Financial Officer and Clerk

Edward A. Benjamin	Director and Member of Audit Committee. Mr.
Benjamin is a retired partner in the law firm of
Ropes & Gray LLP, Boston, Massachusetts.

Joel R. Pitlor	Director. Mr. Pitlor is president of J.R. Pitlor, a
management consulting firm based in Cambridge,
Massachusetts.

Robert R. Shannon	Director and Member of Audit Committee. Mr.
Shannon is a professor at the Optical Sciences
Center of the University of Arizona in Tucson,
Arizona.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company’s common stock is listed on the National Association of Securities Dealers Automated Quotation (NASDAQ) System under the symbol “POCI.” Since January 1992, the NASDAQ SmallCap Market has been the principal market in which the Company’s stock is publicly traded. The high and low sales prices (as adjusted for the 1-for-6 reverse stock split that became effective on January 29, 2003) for the Company’s stock for each full quarterly period within the two most recent fiscal years were as follows as reported by NASDAQ.

	2003		2004

Quarter	High	Low	High	Low

First	$3.42	$1.32	$2.80	$1.90
Second	$4.56	$.96	$2.67	$1.71
Third	$2.40	$1.30	$6.99	$1.96
Fourth	$3.44	$1.43	$5.72	$1.05

     As of August 31, 2004, there were approximately 203 holders of record of the Company’s common stock. Holders of record include nominees who may hold shares on behalf of multiple beneficial owners.

     The Company has not declared any dividends during the last two fiscal years. At present, the Company intends to retain its earnings, if any, to finance research and development and expansion of its business.

EQUITY COMPENSATION PLAN INFORMATION

     The following table provides information about the Company’s Common Stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans as of June 30, 2004, including, but not limited to, the 1989 Stock Option Plan and the 1997 Incentive Plan:

	Number of securities
	to be issued upon		Weighted-average	Number of securities remaining
	exercise of		exercise price of	available for future issuance under
	outstanding options,		outstanding options,	equity compensation plans (excluding
	warrants and rights		warrants and rights	securities reflected in first column)

Equity compensation	131,953		$11.79	183,153 (1)
plans approved by
shareholders

Equity compensation	9,168	(2)(3)(4)	$8.08	n/a
plans not approved
by shareholders

Total	141,121		$11.55	183,153

(1) Includes 183,153 shares of Common Stock available for future grants under the Company’s 1997 Incentive Plan. No shares are available for future grants under the Company’s 1989 Stock Option Plan.

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

(4) Includes 4,168 shares of Common Stock issuable upon exercise of outstanding options granted to Werner Thiel in connection with his service as a consultant to the Company. Options exercisable for 3,334 shares may be exercised at a price of $7.78125 and expire on July 13, 2005. Options exercisable for 834 shares may be exercised at a price of $8.25 and expire on December 15, 2004.

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Important Factors Regarding Forward-Looking Statements

      When used in this discussion, the words “believes”, “anticipates”, “intends to”, and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected. These risks and uncertainties, many of which are not within the Company’s control, include, but are not limited to, the uncertainty and timing of the successful development of the Company’s new products, particularly in the optical thin films area, the risks associated with reliance on a few key customers; the Company’s ability to maintain compliance with requirements for continued listing on the Nasdaq SmallCap Market; the Company’s ability to attract and retain personnel with the necessary scientific and technical skills, the timing and completion of significant orders; the timing and amount of the Company 46;s research and development expenditures; the timing and level of market acceptance of customers’ products for which the Company supplies components; performance of the Company’s vendors; the ability of the Company to control costs associated with performance under fixed price contracts; and the continued availability to the Company of essential supplies, materials and services; which are described further in Exhibit 99.1 hereto. Readers are cautioned not to place undue reliance on these forward looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the result of any revision to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Overview

     Precision Optics Corporation, a developer and manufacturer of advanced optical instruments since 1982, designs and produces high-quality optical thin film coatings, medical instruments, and other advanced optical systems. The Company’s medical instrumentation line includes laparoscopes, arthroscopes and endocouplers and a world-class product line of 3-D endoscopes for use in minimally invasive surgical procedures.

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

Precision Optics Corporation is certified to the ISO 9001 Quality Standard, and complies with the FDA Good Manufacturing Practices and the European Union Medical Device Directive for CE Marking of its medical products. The Company’s Internet Website is www.poci.com.

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

Revenue Recognition

      The Company recognizes revenue in accordance with U.S. GAAP and SEC Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition in Financial Statements. SAB No. 104 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the price to the buyer is fixed or determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the price to the buyer charged for products delivered or services rendered and collectibility of the sales price. The Company assesses credit worthiness of customers based upon prior history with the customer and assessment of financial condition. The Company’s shipping terms are customarily FOB shipping point.

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

Fiscal Year 2004 Results of Operations

     Total revenues for fiscal year 2004 of approximately $1,465,000 decreased by $934,000, or 38.9%, from fiscal year 2003 revenues of approximately $2,399,000.

     The revenue decrease from the prior year was due principally to lower unit volume sales of medical products (down 44%), partially offset by higher unit volume sales of non-medical products (up 50%). Medical sales were lower due primarily to lower sales of stereo endoscope products because of the loss of business from a major stereo endoscope customer, as previously reported. Non-medical sales were higher due primarily to higher sales of couplers for industrial use.

     Revenues from the Company’s largest customers, as a percentage of total revenues, were as follows:

	2004	2003	2002

Customer A	24%	17%	18%
Customer B	22	2	—
Customer C	—	44	—
Customer D	4	5	23
All Others	50	32	59

	100%	100%	100%

     No other customer accounted for more than 10% of the Company’s revenues in fiscal years 2004, 2003, and 2002.

     Gross profit (loss) for fiscal year 2004 reflected an unfavorable change of approximately $925,000 compared to fiscal year 2003. Gross profit as a percentage of revenues decreased from 13.6% in fiscal year 2003 to a negative 40.8% in fiscal year 2004. The unfavorable change in gross profit (loss) was due primarily to lower sales volume and provisions for slow moving and obsolete inventories, partially offset by a lower manufacturing cost structure resulting from restructuring measures implemented in fiscal year 2003.

      Research and development expenses increased by approximately $84,000, or 6.8%, during fiscal year 2004 compared to the previous year. The increase was due to a higher level of resources being devoted to product development activities.

     Selling, general and administrative expenses decreased by approximately $149,600, or 8.0%, during fiscal year 2004 compared to the previous year. The decrease was due primarily to lower outside consulting and legal expenses and the effects of the workforce reduction in January 2004.

      The provision for asset impairment and restructuring in fiscal year 2004 of $52,208 consists of a provision for severance benefits paid in the quarter ended March 31, 2004 related to the January 2004 workforce reduction of 15%, or five employees. The provision for asset impairment and restructuring of $176,642 in fiscal year 2003, consists of a provision for severance benefits of $53,131 paid in the quarter ended December 31, 2002 related to the October 2002 workforce reduction of 16%, or six employees, and a provision for asset impairment of $123,511 recorded in the quarter ended June 30, 2003, representing a further writedown of assets held for sale which reflected the continuing deterioration in the market for used telecommunications equipment.

     The following table sets forth the quarterly impacts and cash payments associated with the asset impairment and restructuring provisions:

	Provision For –

	Property &
	Equipment	Patent	Employee	Idle Lease
	Writedown	Writedown	Severance	Space	Total

Provision Balance, June 30, 2002	$—	$—	$—	$167,971	$167,971
Quarter Ended –
December 31, 2002		—	53,131	—	53,131
June 30, 2003	123,511	—	—	—	123,511

Total Provision	123,511	—	53,131	—	176,642
Non-cash Charges	(123,511)	—	—	—	(123,511)
Cash Payments	—	—	(53,131)	(167,971)	(221,102)

Provision Balance, June 30, 2003	$—	$—	$—	$—	$—

Quarter Ended –
March 31, 2004	—	—	52,208	—	52,208

Total Provision	—	—	52,208	—	52,208
Cash Payments	—	—	(52,208)	—	(52,208)

Provision Balance, June 30, 2004	$—	$—	$—	$—	$—

     Interest income decreased by approximately $47,400 or 72.4% during fiscal year 2004 compared to the previous year. The decrease was due to the lower base of cash and cash equivalents.

     Interest expense consists of interest on capital lease obligations and decreased due to the liquidation of capital lease obligations during fiscal year 2004.

     The income tax provisions in fiscal years 2004 and 2003 represent the minimum statutory state income tax liability.

Fiscal Year 2003 Results of Operations

     Total revenues for fiscal year 2003 of approximately $2,399,000 increased by $625,000, or 35.2%, from fiscal year 2002 revenues of $1,774,000.

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

     Gross profit for fiscal year 2003 reflected a favorable change of approximately $1,676,000, compared to fiscal year 2002. Gross profit as a percentage of revenues increased from a negative 76.0% in fiscal year 2002 to 13.6 % in fiscal year 2003. The favorable change in gross profit was due primarily to (1) a provision for excess and obsolete inventories of DWDM filters and DWDM filter test instrumentation of approximately $540,000 recorded in the quarter ended September 30, 2001; (2) lower fixed manufacturing costs resulting from the cessation of operations in the Company’s optical thin film technology facility and reductions in staff; and (3) the higher overall sales volume.

     Research and development expenses decreased by approximately $1,036,000, or 45.6%, during fiscal year 2003 compared to the previous year. During the fiscal year 2002, research and development expenses consisted primarily of development efforts related to DWDM filters used in telecommunications systems. The decrease in the fiscal year 2003 was due to discontinuation of the development of DWDM filters, as reflected in reductions in staff, and the remaining R&D resources being redeployed toward development of new medical products.

     Selling, general and administrative expenses decreased by approximately $199,000, or 9.6%, during fiscal year 2003 compared to the previous year. The decrease was due primarily to lower sales and marketing expenses, partially offset by approximately $40,000 in expenses related to effecting a 1-for-6 reverse stock split in the quarter ended March 31, 2003.

      The provision for asset impairment and restructuring of $176,642 in fiscal year 2003 consists of a provision for severance benefits of $53,131 paid in the quarter ended December 31, 2002 related to the October 2002 workforce reduction of 16%, or six employees, and a provision for asset impairment of $123,511 recorded in the quarter ended June 30, 2003, representing a further writedown of assets held for sale which reflects the continuing deterioration in the market for used telecommunications equipment. The provision for asset impairment and restructuring of $4,445,021 in fiscal year 2002 consists of (1) a provision for restructuring costs of $402,065, representing the then - present value of future lease payments related to idle space in the Company’s Optical Thin Films Technology Center, and employee severance costs; and (2) a provision for asset impairment of $4,042,956, representing a writedown to the lower of carrying value or fair market va lue less estimated selling costs of certain of the Company’s property and equipment invested in its optical thin films coating product line, and the writeoff of certain patent costs.

     The loss on sale of assets held for sale of $19,171 in fiscal year 2003 represents the loss on sales of a portion of the property and equipment held for sale, which formerly was invested in the Company’s telecommunications product line. The Company received net proceeds from these sales of approximately $553,000 in the year ended June 30, 2003.

     Interest income decreased by approximately $127,000, or 66.0%, during fiscal year 2003 compared to the previous year. The decrease was due to the lower base of cash and cash equivalents and lower interest rates.

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

     The income tax provisions in fiscal years 2003 and 2002 represent the minimum statutory state income tax liability.

Liquidity and Capital Resources

      The Company has incurred significant operating losses during the last eight fiscal years. This trend was primarily the result of the loss of several significant customers, completion of several large nonrecurring government contracts, and operating losses and provision for asset impairment, restructuring, and inventory write-downs associated with the downturn in demand for optical filters used in telecommunications systems. In fiscal 1998, the Company began making significant investments in research and development and capital purchases for new products. In August 1999 and March 2000, the Company raised gross proceeds of approximately $16 million of additional cash through the issuance of common stock.

     In the past three fiscal years, the Company has implemented a number of restructuring and cost saving measures in an effort to align costs with revenues and strengthen financial performance. Full-time employee headcount has been reduced from 78 at June 30, 2001 to 30 at June 30, 2004. The Company has discontinued the development and manufacturing of telecommunications products, canceled the lease on its Optical Thin Films Technology Center, and written down and/or sold certain of the property, equipment and inventories invested in its telecommunications business, and has implemented other cost reduction measures. As a result of these actions, the Company has incurred asset impairment, restructuring and inventory write-down provisions of approximately $4,985,000, $177,000 and $52,000 for the years ended June 30, 2002, 2003, and 2004 respectively, and has received net proceeds from the sale of assets held for sale of approximately $553,000 during the yea r ended June 30, 2003. In addition, the Company will continue its review of other expense areas to determine where additional reductions in discretionary spending can be achieved.

     In July 2004, the Company completed a rights offering to stockholders of record at June 7, 2004 by issuing 5,256,159 shares of common stock. Net cash proceeds to the Company (after offering expenses of $177,176) were $5,078,983.

     For the year ended June 30, 2004, the Company’s cash and cash equivalents decreased by approximately $3,161,000 to $343,000. The decrease in cash and cash equivalents was due to cash used by operating activities of approximately $3,074,000, capital expenditures of approximately $34,000, repayment of capital lease obligation and other of approximately $4,000, expenditures for other assets (primarily patents) of $31,000 and payment of deferred financing costs of $18,000. The Company believes, based on its operating and strategic plans and the net proceeds received in July 2004 from its rights offering to stockholders, that it will have sufficient funds to conduct operations through at least the next fiscal year.

      Contractual cash commitments for the fiscal years subsequent to June 30, 2004 are summarized as follows:

	2005	Thereafter	Total
Operating leases	$27,454	$2,183	$29,637

Trends and Uncertainties That May Affect Future Results

      For the quarter ended June 30, 2004, cash and cash equivalents decreased by approximately $602,000 compared to a decrease of approximately $781,000 for the previous quarter ended March 31, 2004. Cash disbursements during the quarter ended March 31, 2004 included approximately $52,000 paid for employee severance costs.

      Capital equipment expenditures during the year ended June 30, 2004 were approximately $33,600, up 21% from the $28,000 for fiscal year 2003. Future capital equipment expenditures will be dependent upon future sales and success of on-going research and development efforts.

      For the quarter ended June 30, 2004, research and development expenses were approximately $339,000, up 1.8% from the $333,000 for the quarter ended June 30, 2003. It is anticipated that the quarterly level of R&D expenses for the foreseeable future will remain at this lower level, but is ultimately dependent upon the Company’s assessment of new product opportunities.

      The Company expects its recent pattern of quarter-to-quarter revenue fluctuations to continue, due to the uncertain timing of orders from customers and their size in relation to total revenues. The Company continues to move forward with new products and technical innovations, in particular, the development of a new generation (patent pending) of its world-class product line of 3-D endoscopes, the development of a new prototype 2.7 mm endoscope, and new instruments utilizing the Company’s new micro-precisionTM lens technology (patent pending) for endoscopes under 1 mm. The Company continues to explore potential applications of single-molecule technology and nanotechnology.

      The Company believes that the recent introduction of several new products, along with new and ongoing customer relationships, will generate additional revenues, which are required in order for the Company to achieve profitability. If these additional revenues are not achieved on a timely basis, the Company will be required and is prepared to implement further cost reduction measures, as necessary.

ITEM 7.	CONSOLIDATED FINANCIAL STATEMENTS: The Consolidated Financial Statements are filed on pages 17 through 36 of this Form 10-KSB.

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

Consolidated Financial Statements
as of June 30, 2004 and 2003
Together with Independent Registered Public Accounting Firm’s Report

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Precision Optics Corporation, Inc.:

We have audited the accompanying consolidated balance sheets of Precision Optics Corporation, Inc. and subsidiaries as of June 30, 2004 and 2003 and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the three-year period ended June 30, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Precision Optics Corporation, Inc. and subsidiaries as of June 30, 2004 and 2003 and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2004 in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP

Boston, Massachusetts
August 31, 2004

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

Consolidated Balance Sheets
June 30, 2004 and 2003

ASSETS	2004	2003	LIABILITIES AND STOCKHOLDERS' EQUITY	2004	2003
Current Assets:			Current Liabilities:
Cash and cash equivalents	$343,260	$3,504,414	Current portion of capital lease obligation	$—	$3,826
			Accounts payable	235,050	141,398
Accounts receivable (net of allowance for doubtful accounts of approximately $155,000 in 2004 and 2003).	80,195	191,669	Accrued employee compensation	230,110	213,543
Inventories	917,998	1,257,288	Accrued professional services	75,439	118,284
Prepaid expenses	80,646	91,213	Accrued warranty expense	50,000	50,000
Deferred financing costs	171,885	—	Other accrued liabilities	2,743	6,966
Assets held for sale	—	152,550
			Total current liabilities	593,342	534,017

Total current assets	1,593,984	5,197,134

Property and Equipment, at cost:			Other	—	1,555
Machinery and equipment	3,507,065	3,323,760
Leasehold improvements	553,596	551,796	Commitments (Note 2)
Furniture and fixtures	96,831	95,781
Vehicles	42,343	42,343	Stockholders’ Equity:
			Common stock, $0.01 par value-
	4,199,835	4,013,680	Authorized—20,000,000 shares
Less—Accumulated depreciation and amortization	3,920,593	3,723,350	Issued and outstanding—1,752,053 shares at June 30, 2004 and 2003	17,521	17,521
	279,242	290,330	Additional paid-in capital	27,770,175	27,770,175
			Accumulated deficit	(26,283,724)	(22,599,648)
Other Assets:
Cash surrender value of life insurance policies	23,032	39,384	Total stockholders’ equity	1,503,972	5,188,048
Patents, net	201,056	196,772

Total other assets	224,088	236,156

	$2,097,314	$5,723,620		$2,097,314	$5,723,620

The accompanying notes are an integral part of these consolidated financial statements.

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

Consolidated Statements of Operations
for the Years Ended June 30, 2004, 2003, and 2002

	2004	2003	2002

Revenues	$1,464,964	$2,399,217	$1,774,283

Cost of Goods Sold	2,062,902	2,072,238	3,123,196

Gross profit (loss)	(597,938)	326,979	(1,348,913)

Research and Development Expenses	1,319,345	1,235,252	2,270,880

Selling, General and Administrative Expenses	1,731,713	1,881,313	2,079,994

Provision for Asset Impairment and Restructuring	52,208	176,642	4,445,021

Loss on Sale of Assets Held for Sale	—	19,171	—

Total operating expenses	3,103,266	3,312,378	8,795,895

Operating loss	(3,701,204)	(2,985,399)	(10,144,808)

Interest Income	18,089	65,443	192,241

Interest Expense	(49)	(6,894)	(19,963)

Loss before provision for income taxes	(3,683,164)	(2,926,850)	(9,972,530)

Provision for Income Taxes	912	912	912

Net loss	$(3,684,076)	$(2,927,762)	$(9,973,442)

Basic and Diluted Loss per Share	$(2.10)	$(1.67)	$(5.69)

Weighted Average Common Shares Outstanding	1,752,053	1,752,053	1,752,053

The accompanying notes are an integral part of these consolidated financial statements.

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity
for the Years Ended June 30, 2004, 2003 and 2002
	Number of Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity

Balance, June 30, 2001	1,752,053	$17,521	$27,770,175	$(9,698,444)	$18,089,252

Net loss	—	—	—	(9,973,442)	(9,973,442)
Balance, June 30, 2002	1,752,053	17,521	27,770,175	(19,671,886)	8,115,810

Net loss	—	—	—	(2,927,762)	(2,927,762)
Balance, June 30, 2003	1,752,053	17,521	27,770,175	(22,599,648)	5,188, 048
Net loss	—	—	—	(3,684,076)	(3,684,076)
Balance, June 30, 2004	1,752,053	$17,521	$27,770,175	$(26,283,724)	$1,503,972

The accompanying notes are an integral part of these consolidated financial statements.

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows for the
Years Ended June 30, 2004, 2003, and 2002

	2004	2003	2002

Cash Flows from Operating Activities:
Net loss	$(3,684,076)	$(2,927,762)	$(9,973,442)
Adjustments to reconcile net loss to net cash used in operating activities-
Depreciation and amortization	240,846	265,102	593,491
Provision for asset impairment and restructuring	—	176,642	4,445,021
Provision for inventory write-down	500,000	—	540,000
Loss on sale of assets held for sale	—	19,171	—
Other	—	(6,872)	(25,345)
Changes in operating assets and liabilities-
Accounts receivable, net	111,474	182,830	628,997
Inventories	(160,710)	(248,279)	(24,890)
Prepaid expenses	10,567	2,361	16,186
Refundable income taxes	—	13,849	(13,849)
Accounts payable	(59,655)	22,497	(465,885)
Accrued restructuring expense	—	(221,102)	(234,094)
Customer advances	—	(30,000)	30,000
Other accrued expenses	(32,055)	(13,533)	(29,467)

Net cash used in operating activities	(3,073,609)	(2,765,096)	(4,513,277)

Cash Flows from Investing Activities:
Purchases of property and equipment	(33,605)	(27,719)	(90,818)
Net proceeds from sale of assets held for sale	—	553,091	—
Increase in other assets	(31,536)	(48,686)	(56,798)

Net cash provided by (used in) investing activities	(65,141)	476,686	(147,616)

Cash Flows from Financing Activities:
Repayment of capital lease obligation and other	(3,826)	(32,777)	(43,804)
Payment of deferred financing costs	(18,578)	—	—
Net cash used in financing activities	(22,404)	(32,777)	(43,804)

Net Decrease in Cash and Cash Equivalents	(3,161,154)	(2,321,187)	(4,704,697)

Cash and Cash Equivalents, beginning of year	3,504,414	5,825,601	10,530,298

Cash and Cash Equivalents, end of year	$343,260	$3,504,414	$5,825,601

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for-
Interest	$49	$6,894	$19,963
Income taxes	$—	$1, 824	$912

The accompanying notes are an integral part of these consolidated financial statements.

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(1)     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)      Nature of Business and Liquidity

Precision Optics Corporation, Inc. (the "Company") designs, develops, manufactures and sells specialized optical systems and components and optical thin-film coatings. The Company conducts business in one industry segment only and its customers are primarily domestic. The Company’s products and services fall into two principal areas: (i) medical products for use by hospitals and physicians and (ii) advanced optical system design and development services and products used by industrial customers.

The Company has incurred significant operating losses during the last eight fiscal years. This trend was primarily the result of the loss of several significant customers, completion of several large nonrecurring government contracts, and operating losses and provision for asset impairment, restructuring, and inventory write-downs associated with the downturn in demand for optical filters used in telecommunications systems. In fiscal 1998, the Company began making significant investments in research and development and capital purchases for new products. In August 1999 and March 2000, the Company raised gross proceeds of approximately $16 million of additional cash through the issuance of common stock.

In the past three fiscal years, the Company has implemented a number of restructuring and cost saving measures in an effort to align costs with revenues and strengthen financial performance. Full-time employee headcount has been reduced from 78 at June 30, 2001 to 30 at June 30, 2004. The Company has discontinued the development and manufacturing of telecommunications products, canceled the lease on its Optical Thin Films Technology Center, and written down and/or sold certain of the property, equipment and inventories invested in its telecommunications business. As a result of these actions, the Company has incurred asset impairment, restructuring and inventory write-down provisions of approximately $4,985,000, $177,000 and $52,000 for the years ended June 30, 2002, 2003, and 2004, respectively, and has received net pro ceeds from the sale of assets held for sale of approximately $553,000 during the year ended June 30, 2003. In addition, the Company will continue its review of other expense areas to determine where additional reductions in discretionary spending can be achieved.

The Company’s current sources of liquidity consist of its cash and cash equivalents and accounts receivable. At June 30, 2004 the Company had $343,260 in cash and cash equivalents and $80,195 in accounts receivable. In July 2004, the Company completed a rights offering to stockholders of record at June 7, 2004 by issuing 5,256,159 shares of common stock. Net cash proceeds to the Company (after offering costs of $177,176) were $5,078,983.

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

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(b)      Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its two wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. All shares and per share data reflect the effects of a 1-for-6 reverse stock split that became effective on January 29, 2003.

(c)      Revenues

In December 2003, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 104 which establishes guidance in applying generally accepted accounting principles to revenue recognition in financial statements and was effective for the Company’s fiscal year 2004. SAB No. 104 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the price to the buyer is fixed and determinable; and (4) collectibility is reasonably assured. The Company’s shipping terms are customarily FOB shipping point. The Company’s revenue recognition practices comply with the guidance in the bulletin.

Revenues for industrial and medical products sold in the normal course of business are recognized upon shipment when delivery terms are FOB shipping point and all other revenue recognition criteria have been met. Contract revenues including revenues from customer-sponsored research and development contracts, are recognized under the percentage-of-completion method. The percentage of completion is determined by computing the percentage of the actual cost of work performed to the anticipated total contract costs. When the estimate on a contract indicates a loss, the Company’s policy is to record the entire estimated loss in the current period.

(d)      Cash and Cash Equivalents

The Company includes in cash equivalents all highly liquid investments with original maturities of three months or less at the time of acquisition. Cash equivalents of $298,837 and $3,394,449 at June 30, 2004 and 2003, respectively, consist primarily of overnight repurchase agreements, money market funds, and United States Treasury bills.

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(e)      Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and include material, labor and manufacturing overhead. The components of inventories at June 30, 2004 and 2003 are as follows:

	2004	2003

Raw material	$345,483	$679,647
Work-in-progress	307,522	379,636
Finished goods	264,993	198,005

	$917,998	$1,257,288

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

During fiscal years 2004 and 2002, the Company recorded, in cost of goods sold, pretax non-cash provisions for slow-moving and obsolete inventories of approximately $500,000 and $540,000, respectively.

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

Amortization of assets under capital leases is included in depreciation and amortization expense. Depreciation and amortization expense was $197,242, $228,056, and $552,116 for the years ended June 30, 2004, 2003 and 2002, respectively.

(g)      Significant Customers and Concentration of Credit Risk

Statement of Financial Accounting Standards (SFAS) No. 105, Disclosure of Information about Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk, requires disclosure of any significant off-balance sheet and credit risk

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

concentrations. Financial instruments that subject the Company to credit risk consist primarily of cash equivalents and trade accounts receivable. The Company places its investments in highly rated financial institutions. The Company has not experienced any losses on these investments to date. At June 30, 2004, receivables from the Company’s largest customers were 47%, 18%, 13%, and 12% , respectively of the total accounts receivable. At June 30, 2003, receivables from the Company’s largest customer were approximately 55% of the total accounts receivable. No other customer accounted for more than 10% of the Company’s receivables as of June 30, 2004 and 2003. The Company has not experienced any material losses related to accounts receivable from individual customers. The Company generally does not require c ollateral or other security as a condition of sale rather relying on credit approval, balance limitation and monitoring procedures to control credit risk of trade account financial instruments. Management believes that allowances for doubtful accounts, which are established based upon review of specific account balances and historical experience, are adequate.

Revenues from the Company’s largest customers, as a percentage of total revenues, were as follows:

	2004	2003	2002
Customer A	24%	17%	18%
Customer B	22	2	-
Customer C	-	44	-
Customer D	4	5	23
All Others	50	32	59
	100%	100%	100%

No other customer accounted for more than 10 % of the Company’s revenues in fiscal years 2004, 2003 and 2002.

(h)     Loss per Share

The Company calculates earnings per share according to SFAS No. 128, Earnings per Share. Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. For each of the three years in the period ended June 30, 2004, the effect of stock options and warrants was antidilutive; therefore, they were not included in the computation of diluted loss per share. The number of options and warrants that were excluded from the computation, as their effect would be antidilutive, were 218,765, 202,817, and 201,533 during fiscal 2004, 2003, and 2002, respectively.

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

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

No stock-based employee compensation cost is reflected in net loss, as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net loss and net loss per share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:

	Year Ended
	2004	2003	2002

Net loss, as reported	$(3,684,076)	$(2,927,762)	$(9,973,442)
Add: Total stock-based employee compensation expense determined under fair value based method for all awards	(61,216)	(82,304)	(98,474)

Pro forma net loss	$(3,745,292)	$(3,010,066)	$(10,071,916)

Net loss per share: As reported - basic and diluted	$(2.10)	$(1.67)	$(5.69)

Pro forma - basic and diluted	$(2.14)	$(1.72)	$(5.75)

(j)       Foreign Currency Translation

The Company translates certain accounts and financial statements of its foreign subsidiary in accordance with SFAS No. 52, Foreign Currency Translation. The functional currency of the Company’s foreign subsidiary is the United States dollar. Transaction gains or losses are reflected in the accompanying consolidated statements of operations and have not been significant.

(k)      Patents

Patents are carried at cost, less accumulated amortization of approximately $334,000 and $290,000 at June 30, 2004 and 2003, respectively. Such costs are amortized using the straight-line method over the shorter of their legal or estimated useful lives, generally five to ten years. Amortization expense was $43,604, $37,046, and $41,375 for the years ended June 30, 2004, 2003, and 2002, respectively. Amortization expense is expected to be approximately $45,000, $43,000, $36,000, $25,000 and $18,000, respectively for the years ending June 30, 2005 through June 30, 2009.

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

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

(n)      Warranty Costs

The Company does not incur future performance obligations in the normal course of business other than providing a standard one-year warranty on materials and workmanship to its customers. The Company provides for estimated warranty costs at the time product revenue is recognized. Warranty costs for the years ended June 30, 2004, 2003, and 2002 have not been material to the consolidated financial statements. Warranty costs were $15,615, $17,330, and $9,317 for the years ended June 30, 2004, 2003, and 2002, respectively and have been included as a component of cost of goods sold in the accompanying consolidated statements of operations.

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

The Company’s comprehensive loss for the years ended June 30, 2004, 2003 and 2002 was equal to its net loss for the same periods.

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

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(r)      Segment Reporting

    SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS No. 131 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision making group, in making decisions about how to allocate resources and assess performance. The Company’s chief decision-maker, as defined under SFAS No. 131, is the Chief Exec utive Officer. To date, the Company has viewed its operations and manages its business as principally one segment. For all periods presented, over 90% of the Company’s sales have been to customers in the United States.

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

(2) COMMITMENTS

(a)      Related Party Transactions

The Company leases one of its facilities from a corporation owned by an officer-director-shareholder of the Company. The lease terminated in December 1999 and required lease payments of $9,000 per month. The Company is currently a tenant at will paying rent of $9,000 a month. Total rent expense for related parties included in the accompanying consolidated statements of operations amounted to $108,000 in each of fiscal years 2004, 2003, and 2002.

The Company paid or accrued fees to a director of approximately $24,000 per year for services performed during fiscal 2004, 2003 and 2002. Another director is a former partner in a law firm that has performed legal services for the Company during fiscal 2004, 2003 and 2002 of approximately $170,000, $144,000, and $117,0000, respectively. Another former director is the owner of a company that provided approximately $1,650, $1,700, and $19,000 in software and consulting services to the Company during fiscal 2004, 2003 and 2002, respectively.

(b)      Operating Lease Commitments

The Company has entered into operating leases for its office space and equipment that expire at various dates through fiscal year 2005. Total future minimum rental payments under all non-cancelable operating leases are approximately $29,600.

Rent expense on operating leases, excluding the related party rent described above, was approximately $55,600, $51,500, and $70,000 for the years ended June 30, 2004, 2003 and 2002, respectively.

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(3)  STOCKHOLDER'S EQUITY

(a)      Reverse Stock Split

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

(b)      Warrants

       As of June 30, 2004, the Company had 77,644 fully-exercisable warrants to acquire common stock outstanding at a weighted average exercise price of $160.38. The warrants are immediately exercisable and expire in March 2005.

(c)      Stock Options

       During fiscal 1989, the stockholders approved a stock option plan (the "1989 Plan") for key employees. The 1989 Plan, as amended, authorizes the grant of options of up to 185,000 shares of the Company’s common stock at an exercise price of not less than 100% of the fair market value per share at the date of grant. Options granted vest and are exercisable for periods determined by the Board of Directors, not to exceed 10 years from the date of grant.

       During fiscal 1998, the stockholders approved an incentive plan (the "1997 Incentive Plan"), which provides eligible participants (certain employees, directors, consultants, etc.) the opportunity to receive a broad variety of equity based and cash awards. Options granted vest and are exercisable for periods determined by the
       Board of Directors, not to exceed 10 years from the date of grant. A total of 300,000 shares of common stock have been reserved for issuance under the 1997
       Incentive Plan, as amended and restated in fiscal year 2004. Upon the adoption of the 1997 Incentive Plan, no new awards will be granted under the 1989 Plan. At
       June 30, 2004, 183,153 shares of common stock were available for future grants under the 1997 Incentive Plan.

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The following is a summary of transactions in the plans for the three years ended June 30, 2004:

	Number of Shares	Option Price per Share	Weighted Average Exercise Price
Options outstanding, June 30, 2001	118,669	$6.00-75.00	$16.38
Granted	30,084	4.02-7.14	$4.68
Canceled	(33,984)	6.00-30.00	$29.58

Options outstanding, June 30, 2002	114,769	4.02-75.00	$13.98
Granted	3,336	1.74	$1.74
Canceled	(2,003)	4.02-23.064	$9.54

Options outstanding, June 30, 2003	116,102	1.74-75.00	$13.68

Granted	18,336	$1.97	$1.97
Canceled	(2,485)	$4.20-75.00	$27.70

Options outstanding, June 30, 2004	131,953	$1.74-75.00	$11.79

Options exercisable, June 30, 2004	114,807	$1.74-75.00	$13.11

Options exercisable, June 30, 2003	103,897	$1.74-75.00	$14.34

Options exercisable, June 30, 2002	92,742	$4.02-75.00	$15.18

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The following table summarizes information about stock options outstanding and exercisable at June 30, 2004:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price

$1.74-$4.56	45,096	8.30 years	$3.13	29,033	$3.41
$6.00 - $8.25	31,006	2.25 years	$7.84	29,923	$7.87
$9.38 - $13.13	18,504	2.85 years	$10.93	18,504	$10.93
$16.50	1,042	3.12 years	$16.50	1,042	$16.50
$23.064 - $33.00	34,971	3.95 years	$24.35	34,971	$24.35
$75.00	1,334	6.17 years	$75.00	1,334	$75.00
$1.74 - $75.00	131,953	4.90 years	$11.79	114,807	$13.11

In addition, the Company has granted options outside the plans, primarily to directors and consultants at 100% of the fair market value per share at the date of grant. The weighted average remaining contractual life of the options outside the plans is .66 years as of June 30, 2004. The following is a summary of all transactions outside the plans:

	Number of Shares	Option Price per Share	Weighted Average Exercise Price

Options outstanding and exercisable, June 30, 2002, 2003, and 2004	9,168	$7.80-8.25	$8.08

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The Company has computed the pro forma disclosures required under SFAS No. 123 for fiscal 2004, 2003 and 2002 using the Black-Scholes option pricing model prescribed by SFAS No. 123 (See Note 1(i)).

The assumptions used for each of the three years in the period ended June 30, 2004 are as follows:

	Year Ended
	2004	2003	2002

Risk-free interest rates	3.85%	2.36%	4.10%
Expected dividend yield	—	—	—
Expected lives	7 years	7 years	7 years
Expected volatility	120%	131%	279%
Weighted average fair value of grants	$1.77	$1.61	$4.68
(4)
(4) INCOME TAXES

The provision for income taxes in the accompanying consolidated statements of operations consists of the minimum statutory state income tax liability of $912 for each of the three years ended June 30, 2004.

A reconciliation of the federal statutory rate to the Company’s effective tax rate for the three years ended June 30, 2004 is as follows:

	2004	2003	2002

Income tax benefit at federal statutory rate	(34.0)%	(34.0)%	(34.0)%

Increase (decrease) in tax resulting from–
State taxes, net of federal benefit	(6.0)	(6.0)	(6.0)
Tax credits	(1.6)	(3.9)	(0.7)
Change in valuation allowance	30.6	42.0	40.0
Expiration of tax credits	7.3	—	—
Other	3.7	1.9	0.7

Effective tax rate	0.0%	0.0%	0.0%

The components of deferred tax assets and liabilities at June 30, 2004 and 2003 are approximately as follows:

	2004	2003

Deferred tax assets:
Net operating loss carryforwards	$8,745,000	$7,638,000
Tax credit carryforwards	497,000	709,000
Reserves and accruals not yet deducted for tax purposes	3,849,000	3,551,000
Total deferred tax assets	13,091,000	11,898,000
Valuation allowance	(11,943,000)	(10,818,000)
Subtotal	1,148,000	1,080,000
Deferred tax liabilities:
Accumulated depreciation	(1,148,000)	(1,080,000)

Net deferred taxes	$—	$—

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The Company has provided a valuation allowance to reduce the net deferred tax asset to an amount the Company believes is "more likely than not" to be realized. The valuation allowance increased in fiscal 2004 by approximately $1,125,000. Approximately $2,241,000 of the valuation allowance at June 30, 2004 related to the exercise of stock options will be allocated to stockholders’ equity when recognized. As of June 30, 2004, the Company has net operating loss carryforwards for U.S. federal and state income taxes of approximately $22,208,000 and $19,908,000, respectively. The U.S. federal net operating loss carryforwards expire approximately as follows: $697,000 in 2013, $1,511,000 in 2019, $7,154,000 in 2020, $5,554,000 in 2022, $4,054,000 in 2023 and $3,238,000 in 2024. The state net operating loss carryforwards expire approximately as follows: $7,121,000 in 2005, $5,520,000 in 2007, $4,029,000 in 2008 and $3,238,000 in 2009. The tax credit carryforwards expire in 2005 through 2024. Pursuant to the Tax Reform Act of 1986, the utilization of net operating loss carryforwards for tax purposes may be subject to an annual limitation if a cumulative change of ownership of more than 50% occurs over a three-year period. As a result of the Company’s stock offerings in fiscal years 1998, 2000, and 2005 (see Note 8), such a change in ownership may have occurred. In the event that the Company has had a change in ownership, as defined, the utilization of substantially all of the Company’s net operating loss carryforwards will be significantly restricted.

(5) PROVISION FOR ASSET IMPAIRMENT AND RESTRUCTURING

A    Asset Impairment:

In June 2002, certain property and equipment previously invested in the Company’s telecommunications product line (whose fair value less cost to sell was estimated at approximately $848,000 at that time) was reclassified to the category of "Assets Held for Sale" in the Company’s consolidated balance sheet. During fiscal year 2003, the Company received net proceeds of approximately $553,000 from the sale of a portion of these assets and incurred an impairment charge of approximately $123,500 based on an updated independent appraisal of fair market value for the remaining assets. As a cost saving measure, during the quarter ended December 31, 2003, the Company deployed $21,400 of assets held for sale and invested $6,300, largely to refurbish certain equipment used to produce optical thin films for its medical inst rument product line.

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company has reclassified the residual unsold portion of these assets (whose fair value less cost to sell was estimated at $131,150 as of December 31, 2003) to property and equipment at December 31, 2003 in the accompanying consolidated balance sheets. The Company has resumed providing depreciation on these assets beginning in January 2004, using the straight-line method and estimated life of two years, and is continuing its efforts to sell such assets.

Restructuring:

In January 2004, the Company reduced its full-time workforce by approximately 15%, or five employees. As a result of this action, the Company recorded a pretax charge to earnings in the quarter ended March 31, 2004 of $52,208 for employee severance benefits that were paid in the quarter ended March 31, 2004.

In October 2002, the Company reduced its full-time workforce by approximately 16%, or six employees. As a result of this action, the Company recorded a pretax charge to earnings in the quarter ended December 31, 2002 of $53,131 for employee severance benefits that were paid in the quarter ended December 31, 2002.

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The following table sets forth the quarterly impacts and cash payments associated with the asset impairment and restructuring provisions:

	Provision For –
	Property & Equipment Writedown	Patent Writedown	Employee Severance	Idle Lease Space	Total

Provision Balance, June 30, 2001	$—	$—	$—	$—	$—
Quarter Ended -
September 30, 2001	3,444,378	—	—	—	3,444,378
December 31, 2001	—	—	186,250	482,000	668,250
June 30, 2002	541,000	57,578	—	(266,185)	332,393
Total Provision	3,985,378	57,578	186,250	215,815	4,445,021
Non-cash Charges	(3,985,378)	(57,578)	—	—	(4,042,956)
Cash Payments	—	—	(186,250)	(47,844)	(234,094)

Provision Balance, June 30, 2002	$—	$—	$—	$167,971	$167,971

Quarter Ended -
December 31, 2002	—	—	53,131	—	53,131
June 30, 2003	123,511	—	—	—	123,511
Total Provision	123,511	—	53,131	—	176,642
Non-cash Charges	(123,511)	—	—	—	(123,511)
Cash Payments	—	—	(53,131)	(167,971)	(221,102)

Provision Balance, June 30, 2003	$—	$—	$—	$—	$—

Quarter Ended -
March 31, 2004	—	—	52,208	—	52,208
Total Provision	—	—	52,208	—	52,208
Cash Payments	—	—	(52,208)	—	(52,208)

Provision Balance, June 30, 2004	$—	$—	$—	$—	$—

(6) PROVISION FOR INVENTORY WRITE-DOWN

The Company determined that certain inventories of telecommunications and medical products would not be sold within the Company’s business cycle or the products’ life cycle. Consequently, the Company recorded, in cost of goods sold, a provision for excess and obsolete inventory of approximately $540,000 in fiscal year 2002, and approximately $500,000 in fiscal year 2004.

(7) PROFIT SHARING PLAN

The Company has a defined contribution 401K profit sharing plan. Employer profit sharing and matching contributions to the plan are discretionary. No employer profit sharing contributions were made to the plan in fiscal years 2004, 2003, or 2002. Employer matching contributions to the plan amounted to $29,972, $34,608, and $32,354 for fiscal years 2004, 2003 and 2002, respectively.

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(8) SUBSEQUENT EVENT

In July 2004, the Company completed a rights offering to stockholders of record at June 7, 2004 by issuing 5,256,159 shares of common stock at a price of $1.00 per share. Net cash proceeds to the Company (after offering costs of $177,176) were $5,078,983.

The costs of the rights offering estimated to have been incurred through June 30, 2004 of $171,885, have been deferred and are included in the caption "deferred financing costs" in the accompanying consolidated balance sheets as of June 30, 2004.

As of June 30, 2004, the Company’s stockholders’ equity was $1,503,972, which was less than the minimum level of stockholders’ equity required under Nasdaq Marketplace Rules for companies listed on the Nasdaq SmallCap Market. After receipt of net proceeds of $5,078,983 from the rights offering in July, the Company believes it has regained compliance with the stockholders’ equity requirement.

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

ITEM 8.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE: None.

ITEM 8A. CONTROLS AND PROCEDURES: (a) As of the end of the period covered by this annual report, the Company’s Chief Executive Officer and Principal Financial Officer have conducted an evaluation of the Company’s disclosure controls and procedures. Based on their evaluation, the Company’s Chief Executive Officer and Principal Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the  Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the applicable Securities and Exchange Commission rules and forms.

              (b) There was no change in the Company’s internal control over financial reporting during the Company’s most recently completed fiscal quarter that has materially  affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT: The Company will furnish to the Securities and Exchange Commission a definitive Proxy Statement (the "Proxy Statement") not later than 120 days after the close of its fiscal year ended June 30, 2004. The information required by this item, other than with respect to the Company’s Corporate Code of Ethics and Conduct, is incorporated herein by reference to the  Proxy Statement.

         A copy of the Company’s Corporate Code of Ethics and Conduct applicable to all employees, officers and directors of the Company is being filed with the Securities and Exchange Commission as Exhibit 14.1 to this report and can be obtained free of charge by contacting the Company’s Clerk, c/o Precision Optics Corporation, 22  East Broadway, Gardner, Massachusetts 01440.

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

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K:

(a)	Exhibits.	The exhibits listed below are filed with or incorporated by reference in this report.

3.1	Articles of Organization of the Company, as amended and corrected[1]
3.2	By-laws of Precision Optics Corporation, Inc.[2]
4.1	Specimen common stock certificate[3]
4.2	Registration Rights Agreement dated as of March 17, 2000 by and among the Company and the Initial Investors as defined therein[4]
4.3	Registration Rights Agreement dated as of June 30, 1998 by and among the Company, Special Situations Private Equity Fund, L.P. and Special Situations Technology Fund, L.P.[5]
4.4	Registration Rights Agreement dated as of August 5, 1999 by and among the Company, Special Situations Cayman Funds, L.P., Special Situations Fund III, L.P., Special Situations Private Equity Fund, L.P. and Special Situations Technology Fund, L.P. [6]
4.5	Form of Stock Purchase Warrant dated March 17, 2000 issued to each investor in March 17, 2000 private placement transaction[4]
4.6	Warrant No. 1 dated March 17, 2000 issued to First Security Van Kasper[4]
4.7	Warrant No. 2 dated March 17, 2000 issued to First Security Van Kasper[4]
10.1	Precision Optics Corporation, Inc. 1989 Stock Option Plan amended to date[7]
10.2	Three separate life insurance policies on the life of Richard E. Forkey.[3]
10.3	Master Lease Finance Agreement dated November 3, 1993 between the Company and BancBoston Leasing[7]
10.4	Lease dated March 1, 1999, between the Company and Philip A. Wood, as executor of the Estate of Alma L. Wood and as devisee under the Will of Alma L. Wood; Martha A. Mount, devisee under the Will of Alma L. Wood; and Nancy E. Popinchalk, devisee under the Will of Alma L. Wood for 21 Pleasant Street, Gardner, Massachusetts[6]
10.5	Amended and Restated Precision Optics Corporation, Inc. 1997 Incentive Plan.[9]
10.6	Securities Purchase Agreement dated as of March 13, 2000 by and among the Company and the Purchasers as defined therein (excluding exhibits) [4]
14.1	Corporate Code of Ethics and Conduct
21	Subsidiaries of Precision Optics Corporation, Inc.[8]
23	Consent of KPMG LLP.
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a)/15d-14(a)
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a)/15d-14(a)
32.1	Certification of Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) and 18 U.S.C. 1350.
99.1	Important Factors Regarding Forward-Looking Statements.

1 Incorporated herein by reference to the Company’s Quarterly Report for the quarter ended December 31, 2002 on Form 10-QSB (No. 001-10647).
2 Incorporated herein by reference to the Company’s 1991 Annual Report on Form 10-KSB (No. 001-10647).
3 Incorporated herein by reference to the Company’s Registration Statement on Form S-18 (No. 33-36710-B).
4 Incorporated herein by reference to the Company’s Registration Statement on Form S-3 (No. 333-35884).
5 Incorporated herein by reference to the Company’s 1998 Annual Report on Form 10-KSB (No. 001-10647).
6 Incorporated herein by reference to the Company’s 1999 Annual Report on Form 10-KSB (No. 001-10647).
7 Incorporated herein by reference to the Company’s 1994 Annual Report on Form 10-KSB (No. 001-10647).
8 Incorporated herein by reference to the Company’s 1996 Annual Report on Form 10-KSB (No. 001-10647).
9 Incorporated herein by reference to the Company’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2003 (No. 001-10647).

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

(b)    Reports on Form 8-K.

The Company filed four Current Reports on Form 8-K during the quarter ended June 30, 2004 as follows - On May 12, 2004, under Items 7 and 12, the Company reported a press release issued May 12, 2004, reporting its operating results for the quarter and nine months ended March 31, 2004. On May 12, 2004, under Items 5 and 7, the Company reported a press release issued May 12, 2004 announcing the filing of a registration statement on Form S-3 for a rights offering to stockholders. On May 25, 2004, under Items 5 and 7, the Company reported a press release issued May 24, 2004 announcing the record date for its rights offering to stockholders. On June 15, 2004, under Items 5 and 7, the Company reported a press release issued on June 14, 2004 announcing the effectiveness of the Company’s registration statement on Form S-3 in connection with a rights offering to stockholders.

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 17, 2004                                                  PRECISION OPTICS CORPORATION, INC.

By:/s/ Richard E. Forkey__________
Richard E. Forkey
Chairman of the Board,
Chief Executive Officer, President
and Treasurer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Richard E. Forkey	By:/s/ Jack P. Dreimiller
Richard E. Forkey	Jack P. Dreimiller
President, Treasurer and Director (principal	Senior Vice President, Finance,
executive officer)	Chief Financial Officer and Clerk
(principal financial and accounting officer)

Date: September 17, 2004	Date: September 17, 2004

By: /s/ Joel R. Pitlor	By: /s/ Edward A. Benjamin
Joel R. Pitlor	Edward A. Benjamin
Director	Director

Date: September 17, 2004	Date: September 17, 2004

By: /s/ Robert R. Shannon
Robert R. Shannon
Director

Date: September 17, 2004