Form 10QSB
period 2004-09-30
PRECISION OPTICS CORPORATION INC
filed 2004-11-12
CIK 867840

FORM 10-QSB

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Yes (X) No ( )

The number of shares outstanding of issuer's common stock, par value $.01 per share, at October 31, 2004 was 7,008,212 shares.

Transitional Small Business Disclosure Format (check one):
Yes ( ) No (X)

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

INDEX

		Page
PART I.	FINANCIAL INFORMATION:

Item 1	Consolidated Financial Statements (Unaudited)

	Consolidated Balance Sheets -
	September 30, 2004 and June 30, 2004	3

	Consolidated Statements of Operations -

	Three Months Ended September 30, 2004 and
	September 30, 2003	4

	Consolidated Statements of Cash Flows -Three Months Ended
	September 30, 2004 and September 30, 2003	5

	Notes to Consolidated Financial Statements	6-8

Item 2	Management's Discussion and Analysis of Financial Condition
	and Results of Operations	9-15

Item 3	Controls and Procedures	16

PART II.	OTHER INFORMATION	17

Items 1-5	Not Applicable

Item 6	Exhibits and Reports on Form 8-K

(a)	Exhibits

(b)	Reports on Form 8-K

Item 1

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
ASSETS

CURRENT ASSETS	September 30, 2004	June 30, 2004
Cash and Cash Equivalents	$4,733,474	$343,260
Accounts Receivable, Net	106,124	80,195
Inventories, Net	816,462	917,998
Prepaid Expenses and Other Current Assets	125,268	80,646
Deferred Financing Costs	-	171,885
Total Current Assets	5,781,328	1,593,984
PROPERTY AND EQUIPMENT	4,201,147	4,199,835
Less: Accumulated Depreciation	(3,958,986)	(3,920,593)
Net Property and Equipment	242,161	279,242
OTHER ASSETS	218,541	224,088
TOTAL ASSETS	$6,242,030	$2,097,314
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts Payable	$267,194	235,050
Accrued Employee Compensation	218,452	230,110
Accrued Professional Services	56,850	75,439
Accrued Warranty Expense	50,000	50,000
Other Accrued Liabilities	37	2,743
Total Current Liabilities	592,533	593,342

STOCKHOLDERS' EQUITY
Common Stock, $.01 par value-
Authorized -- 20,000,000 shares
Issued and Outstanding - 7,008,212 shares
at September 30, 2004 and 1,752,053 shares
at June 30, 2004	70,082	17,521
Additional Paid-in Capital	32,796,597	27,770,175
Accumulated Deficit	(27,217,182)	(26,283,724)
Total Stockholders' Equity	5,649,497	1,503,972
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$6,242,030	$2,097,314

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED
SEPTEMBER 30, 2004 AND SEPTEMBER 30, 2003
(UNAUDITED)

	Three Months
	Ended September 30,
	2004	2003
REVENUES	$263,810	$638,806

COST OF GOODS SOLD	356,015	586,263

Gross Profit (Loss)	(92,205)	52,543

RESEARCH and DEVELOPMENT EXPENSES	356,406	267,070
SELLING, GENERAL and
ADMINISTRATIVE EXPENSES	497,439	429,330

Total Operating Expenses	853,845	696,400

Operating Loss	(946,050)	(643,857)

INTEREST INCOME	12,592	7,454

INTEREST EXPENSE	--	(46)

Net Loss	$(933,458)	$(636,449)

Basic and Diluted Loss Per Share	$(0.16)	$(0.36)

Weighted Average Common Shares Outstanding	5,979,832	1,752,053

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED
SEPTEMBER 30, 2004 AND 2003
(UNAUDITED)

	Three Months
	Ended September 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(933,458)	$(636,449)
Adjustments to Reconcile Net Loss to Net Cash
Used In Operating Activities -
Depreciation and Amortization	49,665	49,927
Provision for Inventory Write-Down	57,300	62,900
Changes in Operating Assets and Liabilities-
Accounts Receivable, Net	(25,929)	(181,036)
Inventories	44,236	(63,595)
Prepaid Expenses	(44,622)	(156,756)
Accounts Payable	131,269	225,919
Other Accrued Expenses	(32,953)	(10,571)
Net Cash Used In Operating Activities	(754,492)	(709,661)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of Property and Equipment	(1,312)	(25,383)
Increase in Other Assets	(5,724)	(15,648)
Net Cash Used In Investing Activities	(7,036)	(41,031)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of Capital Lease Obligation	-	(3,353)
Gross Proceeds from Rights Offering	5,256,159	-
Payment of Deferred Financing Costs	(104,417)	-
Net Cash Generated (Used) In Financing Activities	5,151,742	(3,353)
NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS	4,390,214	(754,045)
CASH AND CASH EQUIVALENTS AT BEGINNING
OF PERIOD	343,260	3,504,414
CASH AND CASH EQUIVALENTS AT END
OF PERIOD	$4,733,474	$2,750,369
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
Cash Paid for-
Interest	$--	$46
Income Taxes	$912	$--

PRECISION OPTICS CORPORATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying consolidated financial statements include the accounts of Precision Optics Corporation, Inc. and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

These consolidated financial statements have been prepared by the Company, without audit, and reflect normal recurring adjustments which, in the opinion of management, are necessary for a fair statement of the results of the first quarter of the Company's fiscal year 2005. These consolidated financial statements do not include all disclosures associated with annual consolidated financial statements and, accordingly, should be read in conjunction with footnotes contained in the Company's consolidated financial statements for the year ended June 30, 2004 together with the auditors' report filed under cover of the Company's 2004 Annual Report on Form 10-KSB.

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

Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. For the three months ended September 30, 2004 and 2003, the effect of stock options and warrants was antidilutive; therefore, they were not included in the computation of diluted loss per share. The number of shares issuable upon the exercise of outstanding stock options and warrants that were excluded from the computation as their effect would be antidilutive were approximately 218,765 and 217,914 for the three months ended September 30, 2004 and 2003, respectively.

2. INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:
	September 30, 2004	June 30, 2004
Raw Materials	$289,271	$345,483
Work-In-Progress	306,096	307,522
Finished Goods	221,095	264,993
Total Inventories	$816,462	$917,998

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

No stock-based employee compensation cost is reflected in net loss, as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:

	3 Months Ended September 30
	2004			2003
Net loss, as reported		$(933,458)			$(636,449)
Add: Total stock-based employee compensation expense determined under fair value based method for all awards		(9,212)			(25,284)
Pro forma net loss		$(942,670)			$(661,733)

Net loss per share: As reported - basic and diluted Pro forma- basic and diluted	$ $	(.16 (.16	) )	$ $	(.36 (.38	) )

4.   RIGHTS OFFERING

In July 2004, the Company completed a rights offering to stockholders of record on June 7, 2004 by issuing 5,256,159 shares of common stock at a price of $1.00 per share. Net cash proceeds to the Company (after offering costs of $177,176) were $5,078,983.

The costs of the rights offering estimated to have been incurred through June 30, 2004 of $171,885, have been deferred and are included in deferred financing costs in the accompanying consolidated balance sheets as of June 30, 2004. The actual offering costs of $177,176 have been charged against additional paid-in capital in the accompanying consolidated balance sheets as of September 30, 2004.

5.	NOTIFICATION FROM NASDAQ

On October 19, 2004, the Company received a letter from the Nasdaq Stock Market notifying the Company that for the 30 consecutive trading days preceding October 19, 2004, the bid price of the Company’s common stock had closed below the $1.00 per share minimum required for continued inclusion on The Nasdaq SmallCap Market. The letter further stated that the Company has been provided 180 calendar days, or until April 18, 2005, to regain compliance with the $1.00 per share bid price requirement. To regain compliance with the bid price requirement, the bid price of the Company’s common stock must close at or above $1.00 per share for a minimum of ten consecutive trading days prior to April 18, 2005. If by April 18, 2005 the Company has not regained compliance with the minimum bid price requirement, the Company may be granted an additional 180 day grace period to regain compliance under applicable Nasdaq rules, provided it meets The Nasdaq SmallCap Market initial listing criteria (other than the minimum bid price requirement) at that time.

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

The Company intends to monitor the bid price for its common stock between now and April 18, 2005. If its common stock does not trade at a level that is likely to regain compliance, the Company’s Board of Directors will consider options available to the Company to achieve compliance.

Item 2

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

Management's Discussion and Analysis of Financial
Condition and Results of Operations

Important Factors Regarding Forward-Looking Statements

When used in this discussion, the words "believes", "anticipates", "intends to", and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected. These risks and uncertainties, many of which are not within the Company’s control, include, but are not limited to, uncertainty of future demand for the Company’s products; the uncertainty and timing of the successful development of the Company’s new products; the risks associated with reliance on a few key customers; the Company’s ability to regain and maintain compliance with requirements for continued listing on the Nasdaq SmallCap Market; the Company’s ability to attract and retain personnel with the necessary scientific and technical skills; the timing and completion of significant orders; the timing and amount of the Company’s research and development expenditures; the timing and level of market acceptance of customers’ products for which the Company supplies components; the level of market acceptance of competitors’ products; the ability of the Company to control costs associated with performance under fixed price contracts; the performance and reliability of the Company’s vendors; and the continued availability to the Company of essential supplies, materials and services; which are described further in Exhibit 99.1 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 2004. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the result of any revision to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

Notification from Nasdaq

On October 19, 2004, the Company received a letter from the Nasdaq Stock Market notifying the Company that for the 30 consecutive trading days preceding October 19, 2004, the bid price of the Company’s common stock had closed below the $1.00 per share minimum required for continued inclusion on The Nasdaq SmallCap Market. The letter further stated that the Company has been provided 180 calendar days, or until April 18, 2005, to regain compliance with the $1.00 per share bid price requirement. To regain compliance with the bid price requirement, the bid price of the Company’s common stock must close at or above $1.00 per share for a minimum of ten consecutive trading days prior to April 18, 2005. If by April 18, 2005 the Company has not regained compliance with the minimum bid price requirement, the Company may be granted an additional 180 day grace period to regain compliance under applicable Nasdaq rules, provided it meets The Nasdaq SmallCap Market initial listing criteria (other than the minimum bid price requirement) at that time.

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

The Company intends to monitor the bid price for its common stock between now and April 18, 2005. If its common stock does not trade at a level that is likely to regain compliance, the Company’s Board of Directors will consider options available to the Company to achieve compliance.

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

Results of Operations

Total revenues for the quarter ended September 30, 2004 (the first quarter of fiscal year 2005) decreased by approximately $375,000 or 58.7% from the same period in the prior year. The decrease was due primarily to lower sales of medical products (down by approximately $360,000, or 60%), and lower sales of non-medical products (down by approximately $15,000, or 40%). Sales of medical products were lower due primarily to one-time shipments last year to a customer of specialty endoscopes used for cardiac surgical applications, and lower sales of endoscopes and endocouplers. Non-medical product sales were lower due primarily to lower sales of industrial lenses and couplers.

Revenues from the Company’s largest customers, as a percentage of total revenues for the three months ended September 30, 2004 and 2003, were as follows:

	2004	2003
Customer A	37	14
Customer B	11	5
Customer C	-	49
All Others	52	32
	100%	100%

No other customer accounted for more than 10% of the Company’s revenues during those periods.

At September 30, 2004, receivables from the Company’s two largest customers were approximately 33% and 16%, respectively, of the total net accounts receivable. At June 30, 2004, receivables from the Company’s largest customers were approximately 47%, 18%, 13%, and 12%, respectively of the total net accounts receivable. No other customer accounted for more than 10% of the Company’s receivables as of September 30, 2004 and June 30, 2004.

Gross profit (loss) for the quarter ended September 30, 2004 as a percentage of revenues decreased from 8.2% for the quarter ended September 30,2003 to a negative 35.0% in the current quarter. The unfavorable change in gross profit was due primarily to lower sales volume, partially offset by a lower manufacturing cost structure resulting from restructuring measures implemented in fiscal year 2004.

Research and development expenses increased by approximately $89,000, or 33.4%, for the quarter ended September 30, 2004, compared to the same period last year. The increase was due to a higher level of resources being devoted to product development activities.

Selling, general and administrative expenses increased by approximately $68,000, or 15.9% for the quarter ended September 30, 2004 compared to the same period last year. The increase was due primarily to higher professional services expense and higher selling expense as a result of increased bid and proposal activities.

Interest income increased by approximately $5,100, or 68.9% for the quarter ended September 30, 2004 compared to the previous year. The increase was due to the higher base of cash and cash equivalents because of proceeds received from the rights offering in July 2004.

No income tax provision was recorded in the first quarter of fiscal year 2005 or 2004 because of the losses generated in those periods.

Liquidity and Capital Resources

For the three months ended September 30, 2004, the Company’s cash and cash equivalents increased by approximately $4,390,000 to $4,733,000. The increase in cash and cash equivalents was due to receipt of gross proceeds from the rights offering of approximately $5,256,000 less payment of offering costs of $104,000, partially offset by cash used by operating activities of approximately $754,000, capital expenditures of approximately $1,000, and an increase in patent costs of approximately $7,000. The Company believes, based on its operating and strategic plans and the net proceeds received in July 2004 from its rights offering to stockholders, that it will have sufficient funds to conduct operations through at least the next twelve months.

Contractual cash commitments for the fiscal years subsequent to September 30, 2004 are summarized as follows:

	2005	2006	Thereafter	Total
Operating leases	$18,088	$741	$1,853	$20,682
Total	$18,088	$741	$1,853	$20,682

The Company provides a standard one-year warranty on materials and workmanship to its customers. The Company provides for estimated warranty costs at the time product revenue is recognized. Warranty costs are included as a component of cost of goods sold in the accompanying consolidated statements of operations. For the three month periods ended September 30, 2004 and 2003, warranty costs were not significant.

Trends and Uncertainties That May Affect Future Results

For the quarter ended September 30, 2004, the Company’s cash used in operating activities was approximately $754,000, compared to approximately $592,000 for the previous quarter ended June 30, 2004. The increased cash usage is attributable primarily to (1) lower cash collections in the quarter ended September 30, 2004, resulting from lower sales in that quarter and preceding quarters, and the timing of cash receipts from customers, and (2) the timing of payments to certain vendors, including approximately $104,000 paid for expenses associated with the rights offering.

Capital equipment expenditures during the quarter ended September 30, 2004 were approximately $1,000, down 95% from the same period in 2003. Future capital expenditures will depend on future sales and the success of ongoing research and development efforts.

For the quarter ended September 30, 2004, research and development expenses were approximately $356,000, up 33% from $267,000 a year earlier. The level of future quarterly R&D expenses will ultimately depend on the Company’s assessment of new product opportunities.

The Company expects its recent pattern of quarter-to-quarter revenue fluctuations to continue, due to the uncertain timing or orders from customers and their size in relation to total revenues. The Company continues to move forward with new products and technical innovations, in particular, the development of a new prototype 2.7 mm endoscope, and new instruments utilizing the Company’s new micro-precisionTM lens technology (patent pending) for endoscopes under 1 mm. The Company continues to explore potential applications of single-molecule technology and nanotechnology, as well as potential near-term applications of the Company’s existing technologies in non-medical markets.

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

Item 3 Controls and Procedures

(a)  As of the end of the period covered by this quarterly report, the Company’s Chief Executive Officer and Principal Financial Officer have conducted an evaluation of the Company’s disclosure controls and procedures. Based on their evaluation, the Company’s Chief Executive Officer and Principal Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the applicable Securities and Exchange Commission rules and forms.

(b) There was no change in the Company’s internal control over financial reporting during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Items 1-5   Not Applicable.

Item 6    Exhibits
Exhibit 31.1 - Certifications of the Company’s Chief Executive
Officer required by Rule 13a-14(a)/15d-14(a)

Exhibit 31.2 - Certification of the Company’s Chief Financial
Officer required by Rule 13a-14(a)/15d-14(a)

Exhibit 32.1 - Certifications of the Company’s Chief Executive
Officer and Chief Financial Officer required by Rule 13a-14(b) and
18 U.S. C. 1350.

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

    PRECISION OPTICS CORPORATION, INC.

DATE: November 12, 2004                BY: /s/ JACK P. DREIMILLER_____________
         Jack P. Dreimiller
         Senior Vice President, Finance,
         Chief Financial Officer and Clerk

EXHIBIT INDEX

Exhibit 31.1 - Certifications of the Company’s Chief Executive Officer required by Rule 13a-14(a)/15d-14(a)

Exhibit 31.2 - Certification of the Company’s Chief Financial Officer required by Rule 13a-14(a)/15d-14(a)

Exhibit 32.1 - Certifications of the Company’s Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) and 18 U.S. C. 1350

