Form 10QSB
period 2004-12-31
PRECISION OPTICS CORPORATION INC
filed 2005-02-11
CIK 867840

FORM 10-QSB

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2004

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

Yes ☒ No ☐

The number of shares outstanding of issuer's common stock, par value $.01 per share, at January 31, 2005 was 7,008,212 shares.

Transitional Small Business Disclosure Format (check one):

Yes ☐ No ☒

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

INDEX

		Page
PART I.	FINANCIAL INFORMATION:

Item 1	Consolidated Financial Statements (Unaudited)
	Consolidated Balance Sheets - December 31, 2004 and June 30, 2004	3
	Consolidated Statements of Operations - Three Months Ended December 31, 2004 and 2003 Six Months Ended December 31, 2004 and 2003	4
	Consolidated Statements of Cash Flows - Six Months Ended December 31, 2004 and 2003	5
	Notes to Consolidated Financial Statements	6-9

Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	10-16

Item 3	Controls and Procedures	17

PART II.	OTHER INFORMATION	18

Items 1-3	Not Applicable

Item 4	Submission of Matters to a Vote of Security Holders

Item 5	Not Applicable

Item 6	Exhibits

Signature		19

Item 1
PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

ASSETS
CURRENT ASSETS	December 31, 2004	June 30, 2004
Cash and Cash Equivalents	$3,897,031	$343,260
Accounts Receivable, Net	148,031	80,195
Inventories, Net	732,921	917,998
Prepaid Expenses and Other Current Assets	117,348	80,646
Deferred Financing Costs	—	171,885
Total Current Assets	4,895,331	1,593,984
PROPERTY AND EQUIPMENT	4,225,874	4,199,835
Less: Accumulated Depreciation	(4,005,489)	(3,920,593)
Net Property and Equipment	220,385	279,242
OTHER ASSETS	210,902	224,088
TOTAL ASSETS	$5,326,618	$2,097,314

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable	$158,760	235,050
Customer Advances	14,940	—
Accrued Employee Compensation	242,939	230,110
Accrued Professional Services	76,260	75,439
Accrued Warranty Expense	50,000	50,000
Other Accrued Liabilities	101	2,743
Total Current Liabilities	543,000	593,342

STOCKHOLDERS' EQUITY
Common Stock, $.01 par value-
Authorized -- 20,000,000 shares
Issued and Outstanding - 7,008,212 shares at December 31, 2004 and 1,752,053 shares at June 30, 2004	70,082	17,521
Additional Paid-in Capital	32,751,597	27,770,175
Accumulated Deficit	(28,038,061)	(26,283,724)
Total Stockholders' Equity	4,783,618	1,503,972

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,326,618	$2,097,314

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED
DECEMBER 31, 2004 AND 2003
(UNAUDITED)

	Three Months Ended December 31,		Six Months Ended December 31,
	2004	2003	2004		2003
REVENUES	$397,522	$226,884		$661,332	$865,690
COST OF GOODS SOLD	572,940	461,525		928,955	1,047,788
Gross Profit (Loss)	(175,418)	(234,641)		(267,623)	(182,098)
RESEARCH and DEVELOPMENT	223,069	334,106		579,475	601,176
SELLING, GENERAL and ADMINISTRATIVE EXPENSES	436,727	454,328		934,166	883,658
Total Operating Expenses	659,796	788,434		1,513,641	1,484,834
Operating Loss	(835,214)	(1,023,075)		(1,781,264)	(1,666,932)
INTEREST INCOME	14,335	4,288		26,927	11,742
INTEREST EXPENSE	—	(3)		—	(49)
Net Loss	$(820,879)	$(1,018,790)		$(1,754,337)	$(1,655,239)
Basic and Diluted Loss Per Share	$(0.12)	$(0.58)	$	_(0.27)_	$(0.94)
Weighted Average Common Shares Outstanding	7,008,212	1,752,053		6,494,022	1,752,053

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED
DECEMBER 31, 2004 AND 2003
(UNAUDITED)

	Six Months Ended December 31,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(1,754,337)	$(1,655,239)
Adjustments to Reconcile Net Loss to Net Cash
Used In Operating Activities -
Depreciation and Amortization	107,777	103,870
Provision for Inventory Write-Down	149,000	184,100
Changes in Operating Assets and Liabilities-
Accounts Receivable, Net	(67,836)	78,479
Inventories	36,077	(180,950)
Prepaid Expenses	(36,702)	(124,456)
Accounts Payable	32,017	(41,924)
Customer Advances	14,940	—
Other Accrued Expenses	11,008	(82,657)
Net Cash Used In Operating Activities	(1,508,056)	(1,718,777)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of Property and Equipment	(26,039)	(31,752)
Increase in Other Assets	(9,695)	(23,887)
Net Cash Used In Investing Activities	(35,734)	(55,639)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of Capital Lease Obligation	—	(3,826)
Gross Proceeds from Rights Offering	5,256,159	—
Payment of Deferred Financing Costs	(158,598)	—
Net Cash Provided By (Used In) In Financing Activities	5,097,561	(3,826)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,553,771	(1,778,242)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	343,260	3,504,414
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$3,897,031	$1,726,172

PRECISION OPTICS CORPORATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying consolidated financial statements include the accounts of Precision Optics Corporation, Inc. and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

These consolidated financial statements have been prepared by the Company, without audit, and reflect normal recurring adjustments which, in the opinion of management, are necessary for a fair statement of the results of the second quarter and six months of the Company's fiscal year 2005. These consolidated financial statements do not include all disclosures associated with annual consolidated financial statements and, accordingly, should be read in conjunction with footnotes contained in the Company's consolidated financial statements for the year ended June 30, 2004 together with the auditors' report filed under cover of the Company's 2004 Annual Report on Form 10-KSB.

Certain reclassifications have been made to the prior period consolidated financial statements to conform to current period presentation with no effect to the Company’s reported net loss or financial position.

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

Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. For the three and six month periods ended December 31, 2004 and 2003, the effect of stock options and warrants was antidilutive; therefore, they were not included in the computation of diluted loss per share. The number of shares issuable upon the exercise of outstanding stock options and warrants that were excluded from the computation as their effect would be antidilutive were approximately 215,014 and 220,138 for the three months ended December 31, 2004 and 2003, respectively, and approximately 216,890 and 214,026 for the six months ended December 31, 2004 and 2003, respectively.

2.   INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

	December 31, 2004	June 30, 2004
Raw Materials	$191,741	$345,483
Work-In-Progress	290,956	307,522
Finished Goods	250,224	264,993
Total Inventories	$732,921	$917,998

For the three and six months ended December 31, 2004, the Company recorded, in cost of goods sold, provisions for slow-moving and obsolete inventories of $91,700 and $149,000, respectively.

3.   STOCK-BASED COMPENSATION

The Company accounts for its stock-based compensation using the intrinsic value method provided for under Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees and related interpretations. Under APB No. 25 and related interpretations, compensation cost is recognized based on the difference, if any, on the date of grant between the fair value of the Company’s stock and the amount an employee must pay to acquire the stock. Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, establishes a fair-value-based method of accounting for stock-based compensation plans. The Company has adopted the disclosure-only alternative under SFAS No. 123, which requires the disclosure of the pro forma effects on net loss and net loss per share as if the fair value accounting prescribed by SFAS No. 123 had been adopted.

No stock-based employee compensation cost is reflected in net loss, as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:

	Three Months Ended December 31,		Six Months Ended December 31,
	2004	2003	2004	2003
Net loss, as reported	$(820,879)	$(1,018,790)	$(1,754,337)	$(1,655,239)

Add: Total stock-based employee compensation expense determined under fair-value-based method for all awards	(22,100)	(17,651)	(31,312)	(42,935)

Pro forma net loss	$(842,979)	$(1,036,441)	$(1,785,649)	$(1,698,174)

Net loss per share: As reported – basic and diluted	$(0.12)	$(0.58)	$(0.27)	$(0.94)

Pro forma – basic and diluted	$(0.12)	$(0.59)	$(0.27)	$(0.97)

4.   RIGHTS OFFERING

In July 2004, the Company completed a rights offering to stockholders of record on June 7, 2004 by issuing 5,256,159 shares of common stock at a price of $1.00 per share. Net cash proceeds to the Company (after offering costs of $222,176) were $5,033,983.

The costs of the rights offering estimated to have been incurred through June 30, 2004 of $171,885, have been deferred and are included in deferred financing costs in the accompanying consolidated balance sheets as of June 30, 2004. The actual offering costs of $222,176 have been charged against additional paid-in capital in the accompanying consolidated balance sheets as of December 31, 2004.

5.   LISTING ON NASDAQ SMALLCAP MARKET

As previously disclosed, the Company was notified that it was not in compliance with the $1.00 per share minimum bid price requirement for continued listing on the Nasdaq SmallCap Market. In order to regain compliance, the bid price of the Company’s common stock had to close at or above $1.00 per share for a minimum of 10 consecutive trading days. On each of the 10 consecutive trading days including and following December 8, 2004, the bid price of the Company’s common stock closed at or above $1.00 per share. Accordingly, the Company has regained compliance with the minimum share price requirement for continued listing on the Nasdaq SmallCap Market. There can be no assurance, however, that the Company’s common stock will continue to be in compliance with Nasdaq’s minimum bid price requirement.

6.   RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, Share-Based Payment: an amendment of FASB Statements No. 123 and 95 (SFAS 123R), which requires companies to measure and recognize compensation expense for all stock-based payments at fair value. SFAS 123R is effective for all interim and annual periods beginning after December 15, 2005 and thus, will be effective for the Company beginning with the third quarter of fiscal year 2006 (March 31, 2006). Early adoption is encouraged and retroactive application of the provisions of SFAS 123R to the beginning of the fiscal year that includes the effective date is permitted, but not required. The Company is currently evaluating the impact of SFAS 123R on its financial position and results of operations. See Note 3 for information related to the pro forma effects on the Company’s reported net loss and net loss per share of applying the fair value recognition provisions of the previous SFAS 123 to stock-based employee compensation.

In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151, Inventory Costs, an amendment of ARB No. 43, which amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). The provisions of this Statement are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after the date this Statement is issued. The adoption of this statement is not expected to have a material impact on the Company’s consolidated financial statements.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29. This Statement addresses the measurement of exchanges of nonmonetary assets. It eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21 (b) of APB Opinion No. 29, Accounting for Nonmonetary Transactions, and replaces it with an exception for exchanges that do not have commercial substance. The statement requires that an exchange of nonmonetary assets be accounted for at fair value if the exchange has commercial substance and fair value can be determinable within reasonable limits. This Statement specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The Statement is effective for nonmonetary transactions occurring in fiscal periods beginning after June 15, 2005. Adoption of this Statement is not expected to have an impact on the Company’s consolidated financial statements.

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

Results of Operations

Total revenues for the quarter ended December 31, 2004 increased by $170,638, or 75.2%, from the same period in the prior year. Revenues for the quarter increased 50.7% sequentially from the preceding quarter. Total revenues for the six months ended December 31, 2004 decreased by $204,358, or 23.6% from the same period in the prior year.

The increase in revenues for the quarter was due primarily to higher sales of medical products (up by approximately $93,000, or 47%) and higher sales of non-medical products (up by approximately $78,000, or 260%). Sales of medical products were higher due primarily to higher shipments of beamsplitters, micro optic lenses and micro couplers. Sales of non-medical products were higher due primarily to higher shipments of industrial lenses, couplers and thin film coatings.

The revenue decrease from the prior year for the six months ended December 31, 2004 was due to lower sales of medical products (down by approximately $267,000, or 33%) partially offset by higher sales of non-medical products (up by approximately $62,000 or 91%). Sales of medical products were lower due primarily to one-time shipments last year to a customer of specialty endoscopes used for cardiac surgical applications. Non-medical product sales were higher due primarily to higher sales of industrial lenses, couplers and thin film coatings.

Revenues from the Company’s largest customers, as a percentage of total revenues for the six months ended December 31, 2004 and 2003, were as follows:

	2004	2003
Customer A	30	15
Customer B	10	6
Customer C	-	36
All Others	60	43
	100%	100%

No other customer accounted for more than 10% of the Company’s revenues during those periods.

At December 31, 2004, receivables from the Company’s five largest customers were approximately 23%, 19% and 12%, 12%, and 12% respectively, of the total accounts receivable. At June 30, 2004, receivables from the Company’s four largest customers were approximately 47%, 18%, 13%, and 12%, respectively, of the total accounts receivable. No other customer accounted for more than 10% of the Company’s receivables as of December 31, 2004 and June 30, 2004.

Gross profit (loss) for the quarter ended December 31, 2004 reflected a favorable change of $59,223 compared to the quarter ended December 31, 2003. Gross profit (loss) as a percentage of revenues improved from a negative 103.4% in the quarter ended December 31, 2003 to a negative 44.1% in the quarter ended December 31, 2004. The favorable change in gross profit was due primarily to the 75% increase in sales volume and by a lower manufacturing cost structure resulting from restructuring measures implemented in fiscal year 2004, partially offset by provisions for slow-moving and obsolete inventories recorded in the quarters ended December 31, 2004 and 2003 of $91,700 and $121,200, respectively.

Gross profit (loss) for the six months ended December 31, 2004 reflected an unfavorable change of $85,525 compared to the six months ended December 31, 2003. Gross profit as a percentage of revenues decreased from a negative 21.0% last year to a negative 40.5% this year. The unfavorable change in gross profit was due to the lower sales volume and provisions for slow-moving and obsolete inventories recorded in the six month periods ended December 31, 2004 and 2003 of $149,000 and $184,100, respectively, partially offset by a lower manufacturing cost structure referred to above.

Research and development expenses decreased by $111,037, or 33.2%, for the quarter ended December 31, 2004, and by $21,701, or 3.6%, for the six months ended December 31, 2004 compared to the corresponding periods of the prior year. The decrease reflects a shift in certain resources to customer-sponsored development efforts in the quarter (the costs of which are included in cost of goods sold), resulting in initial shipments of new products to several customers, as explained below.

Selling, general and administrative expenses decreased by $17,601, or 3.9%, for the quarter ended December 31, 2004, but increased by $50,508, or 5.7%, for the six months ended December 31, 2004 compared to the corresponding periods of the prior year. The decrease for the quarter is due primarily to lower insurance and bid and proposal expenses. The year to date increase is due primarily to higher bid and proposal expenses, partially offset by lower insurance expense.

Interest income increased by $10,047 for the quarter and by $15,185 for the six months ended December 31, 2004 compared to the corresponding periods of the prior year. The increase was due to the higher base of cash and cash equivalents because of proceeds received from the rights offering in July 2004.

No income tax provision was recorded in the first or second quarters of fiscal year 2005 or 2004 because of the losses generated in those periods.

Liquidity and Capital Resources

For the six months ended December 31, 2004, the Company’s cash and cash equivalents increased by $3,553,771 to $3,897,031. The increase in cash and cash equivalents was due to receipt of gross proceeds from the rights offering of $5,256,159 less payment of offering costs of $158,598, partially offset by cash used by operating activities of $1,508,056, capital expenditures of $26,039, and an increase in other assets of $9,695. The Company believes, based on its operating and strategic plans and the net proceeds received in July 2004 from its rights offering to stockholders, that it will have sufficient funds to conduct operations through at least the next twelve months.

Contractual cash commitments for the fiscal years subsequent to December 31, 2004 are summarized as follows:

	2005	2006	Thereafter	Total

Operating leases	$12,060	$741	$1,852	$14,653
Total	$12,060	$741	$1,852	$14,653

The Company provides a standard one-year warranty on materials and workmanship to its customers. The Company provides for estimated warranty costs at the time product revenue is recognized. Warranty costs are included as a component of cost of goods sold in the accompanying consolidated statements of operations. For the six month periods ended December 31, 2004 and 2003, warranty costs were not significant.

For the quarter ended December 31, 2004, the Company’s cash used in operating activities was $753,564, approximately the same level as the previous quarter ended September 30, 2004. Cash disbursements during the quarter ended December 31, 2004 included approximately $125,000 for certain payments occurring only during the second quarter each year, such as annual insurance premiums and costs associated with preparation of annual reports and stockholder proxy materials.

Capital equipment expenditures during the six months ended December 31, 2004 were $26,039, down 18.0% from the same period in 2003. Future capital expenditures will depend on future sales and the success of ongoing research and development efforts.

For the quarter ended December 31, 2004, research and development expenses were $223,069, down 33.2% from $334,106 a year earlier. The decrease reflects a shift in certain resources to customer-sponsored development efforts in the quarter (the costs of which are included in cost of goods sold), resulting in initial shipments of new products to several customers, as explained below. The level of future quarterly R&D expenses will ultimately depend on the Company’s assessment of new product opportunities.

During the quarter and six months ended December 31, 2004, the Company’s revenues included initial shipments to several new customers of optical lenses and instruments which utilize the Company’s patent-pending micro-precision lens technology and encompass a variety of innovative techniques involving minimally invasive surgery. The Company also delivered prototypes to a new customer of specialized lens systems for use in advanced night vision applications and provided thin film coatings to two other new customers for use in environmental monitoring and advanced laser instrumentation applications. These new initiatives accounted for approximately 23% and 15% of total Company revenues in the quarter and six months ended December 31, 2004, respectively.

Trends and Uncertainties That May Affect Future Results

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

The Company believes that the recent introduction of several new products, along with new and ongoing customer relationships, may generate additional revenues, which are required in order for the Company to achieve profitability. If these additional revenues are not achieved on a timely basis, the Company will be required and is prepared to implement further cost reduction measures, as necessary.

Section 404 of the Sarbanes-Oxley Act of 2002, requiring companies and their public accounting firms to report on the effectiveness of the company’s internal controls over financial reporting, will first apply to the Company’s Annual Report on Form 10-KSB for the fiscal year ending June 30, 2006. The Company expects its operating expenses will increase as a result of the costs associated with the implementation of and maintaining compliance with Section 404.

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

At the Annual Meeting of Shareholders of the Company held on November 29, 2004, 6,765,790 (or 96.54%) of the 7,008,212 then-outstanding shares of the common stock of the Company were present or represented and voted by proxy. Joel R. Pitlor was reelected as a Class II Director of the Company, by a vote of 5,915,214 shares for and 850,576 shares withheld. The shareholders also approved a proposal to further amend and restate the amended and restated 1997 Incentive Plan of the Company by a vote of 3,059,452 shares for, 913,324 shares against, and 3,120 shares abstaining.

Item 5	Not Applicable

Item 6	Exhibits
Exhibit 31.1 – Certifications of the Company’s Chief Executive Officer required by Rule 13a-14(a)/15d-14(a)

Exhibit 31.2 – Certification of the Company’s Chief Financial Officer required by Rule 13a-14(a)/15d-14(a)

Exhibit 32.1 – Certifications of the Company’s Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) and 18 U.S. C. 1350.

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRECISION OPTICS CORPORATION, INC.

Date: February 11, 2005	By:	/s/ JACK P. DREIMILLER

Jack P. Dreimiller Senior Vice President, Finance, Chief Financial Officer and Clerk

EXHIBIT INDEX

Exhibit 31.1 – Certifications of the Company’s Chief Executive Officer required by Rule 13a-14(a)/15d-14(a)

Exhibit 31.2 – Certification of the Company’s Chief Financial Officer required by Rule 13a-14(a)/15d-14(a)

Exhibit 32.1 – Certifications of the Company’s Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) and 18 U.S. C. 1350

