Form 10KSB/A
period 2004-06-30
PRECISION OPTICS CORPORATION INC
filed 2005-03-18
CIK 867840

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

__________________________________

FORM 10-KSB/A
(Amendment No. 1)

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-KSB/A is filed by Precision Optics Corporation, Inc. (the “Company”) as an amendment to the Company’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 2004 (i) to amend Item 8A of the Form 10-KSB, and (ii) to replace Exhibits 31.1 and 31.2 thereto with corrected versions of those Exhibits submitted herewith. The original Exhibits 31.1 and 31.2 contained incorrect introductory language in paragraph 5 due to a production error. This Amendment No. 1 speaks as of the original filing date of the Company’s Annual Report on Form 10-KSB and has not been updated to reflect events occurring subsequent to the original filing date.

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

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

ITEM 8.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE: None.

ITEM 8A. CONTROLS AND PROCEDURES:  As of the end of the period covered by this annual report, the Company’s Chief Executive Officer and Principal Financial Officer have conducted an evaluation of the Company’s disclosure controls and procedures. Based on their evaluation, the Company’s Chief Executive Officer and Principal Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the  Company in reports that it files or submits under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the applicable Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and the Company’s Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

PRECISION OPTICS CORPORATION, INC.

Date: March 18, 2005	By:	/s/ Richard E. Forkey
Richard E. Forkey
Chairman of the Board, Chief Executive Officer, President and Treasurer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Richard E. Forkey	By:/s/ Jack P. Dreimiller
Richard E. Forkey	Jack P. Dreimiller
President, Treasurer and Director (principal	Senior Vice President, Finance,
executive officer)	Chief Financial Officer and Clerk
(principal financial and accounting officer)

Date: March 18, 2005	Date: March 18, 2005

By: /s/ Joel R. Pitlor	By: /s/ Edward A. Benjamin
Joel R. Pitlor	Edward A. Benjamin
Director	Director

Date: March 18, 2005	Date: March 18, 2005

By: /s/ Robert R. Shannon
Robert R. Shannon
Director

Date: March 18, 2005