Form 10QSB
period 2005-03-31
PRECISION OPTICS CORPORATION INC
filed 2005-05-10
CIK 867840

FORM 10-QSB

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Yes ☒ No ☐

The number of shares outstanding of issuer's common stock, par value $.01 per share, at April 30, 2005 was 7,008,212 shares.

Transitional Small Business Disclosure Format (check one):
Yes ☐ No ☒

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES
INDEX

		Page
PART I.	FINANCIAL INFORMATION:

Item 1	Consolidated Financial Statements (Unaudited)

	Consolidated Balance Sheets -
	March 31, 2005 and June 30, 2004	3

	Consolidated Statements of Operations -
	Three Months Ended March 31, 2005 and 2004
	Nine Months Ended March 31, 2005 and 2004	4

	Consolidated Statements of Cash Flows -Nine Months Ended
	March 31, 2005 and 2004	5

	Notes to Consolidated Financial Statements	6-8

Item 2	Management's Discussion and Analysis of Financial Condition
	and Results of Operations	9-15

Item 3	Controls and Procedures	16

PART II.	OTHER INFORMATION	17

Items 1-5	Not Applicable

Item 6	Exhibits

Item 1

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

ASSETS
CURRENT ASSETS	March 31, 2005	June 30, 2004
Cash and Cash Equivalents	$3,037,921	$343,260
Accounts Receivable, Net	137,606	80,195
Inventories, Net	798,228	917,998
Prepaid Expenses and Other Current Assets	101,975	80,646
Deferred Financing Costs	-	171,885
Total Current Assets	4,075,730	1,593,984
PROPERTY AND EQUIPMENT	4,228,648	4,199,835
Less: Accumulated Depreciation	(4,048,133)	(3,920,593)
Net Property and Equipment	180,515	279,242
OTHER ASSETS	222,472	224,088
TOTAL ASSETS	$4,478,717	$2,097,314
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts Payable	$160,208	235,050
Accrued Employee Compensation	207,608	230,110
Accrued Professional Services	67,073	75,439
Accrued Warranty Expense	50,000	50,000
Other Accrued Liabilities	30,126	2,743
Total Current Liabilities	515,015	593,342
STOCKHOLDERS' EQUITY
Common Stock, $.01 par value-
Authorized -- 20,000,000 shares
Issued and Outstanding – 7,008,212 shares
at March 31, 2005 and 1,752,053 shares
at June 30, 2004	70,082	17,521
Additional Paid-in Capital	32,751,597	27,770,175
Accumulated Deficit	(28,857,977)	(26,283,724)
Total Stockholders' Equity	3,963,702	1,503,972

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$4,478,717	$2,097,314

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED
MARCH 31, 2005 AND 2004
(UNAUDITED)

	Three Months Ended March 31,			Nine Months Ended March 31,
	2005	2004		2005	2004
REVENUES	$326,272		$313,698	$987,604	$1,179,388
COST OF GOODS SOLD	369,232		467,178	1,298,187	1,514,966
Gross Profit (Loss)	(42,960)		(153,480)	(310,583)	(335,578)
RESEARCH and DEVELOPMENT	330,743		379,518	910,218	980,694
SELLING, GENERAL and ADMINISTRATIVE EXPENSES	459,284		436,666	1,393,450	1,320,324
PROVISION FOR RESTRUCTURING	-		52,208	-	52,208
Total Operating Expenses	790,027		868,392	2,303,668	2,353,226
Operating Loss	(832,987)		(1,021,872)	(2,614,251)	(2,688,804)
INTEREST INCOME	13,071		4,560	39,998	16,302
INTEREST EXPENSE	-		-	-	(49)
Net Loss	$(819,916)	$	_(1,017,312)	$(2,574,253)	$(2,672,551)
Basic and Diluted Loss Per Share	$(0.12)		$(0.58)	$(0.39)	$(1.53)
Weighted Average Common Shares Outstanding	7,008,212		1,752,053	6,662,916	1,752,053

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED
MARCH 31, 2005 AND 2004
(UNAUDITED)

	Nine Months
	Ended March 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(2,574,253)	$(2,672,551)

Adjustments to Reconcile Net Loss to Net Cash
Used In Operating Activities -
Depreciation and Amortization	170,858	169,499
Provision for Inventory Write-Down	187,650	308,800
Changes in Operating Assets and Liabilities-
Accounts Receivable, Net	(57,411)	62,846
Inventories	(67,880)	(207,692)
Prepaid Expenses	(21,329)	(66,239)
Accounts Payable	78,465	(31,105)
Customer Advances	-	2,575
Other Accrued Expenses	(3,485)	(48,001)
Net Cash Used In Operating Activities	(2,287,385)	(2,481,868)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of Property and Equipment	(28,813)	(31,804)
Increase in Other Assets	(41,702)	(41,266)
Net Cash Used In Investing Activities	(70,515)	(73,070)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of Capital Lease Obligation	-	(3,826)
Gross Proceeds from Rights Offering	5,256,159	-
Payment of Deferred Financing Costs	(203,598)	-
Net Cash Provided By (Used In) In Financing Activities	5,052,561	(3,826)
NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS	2,694,661	(2,558,764)
CASH AND CASH EQUIVALENTS AT BEGINNING
OF PERIOD	343,260	3,504,414

CASH AND CASH EQUIVALENTS AT END
OF PERIOD	$3,037,921	$945,650

PRECISION OPTICS CORPORATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying consolidated financial statements include the accounts of Precision Optics Corporation, Inc. and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

These consolidated financial statements have been prepared by the Company, without audit, and reflect normal recurring adjustments which, in the opinion of management, are necessary for a fair statement of the results of the third quarter and nine months of the Company's fiscal year 2005. These consolidated financial statements do not include all disclosures associated with annual consolidated financial statements and, accordingly, should be read in conjunction with footnotes contained in the Company's consolidated financial statements for the year ended June 30, 2004 together with the auditors' report filed under cover of the Company's 2004 Annual Report on Form 10-KSB.

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

Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. For the three and nine month periods ended March 31, 2005 and 2004, the effect of stock options and warrants was antidilutive; therefore, they were not included in the computation of diluted loss per share. The number of shares issuable upon the exercise of outstanding stock options and warrants that were excluded from the computation as their effect would be antidilutive were approximately 181,632 and 220,422 for the three months ended March 31, 2005 and 2004, respectively, and approximately 206,804 and 216,158 for the nine months ended March 31, 2005 and 2004, respectively.

2.	INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

	March 31, 2005	June 30, 2004

Raw Materials	$193,384	$345,483
Work-In-Progress	346,933	307,522
Finished Goods	257,911	264,993
Total Inventories	$798,228	$917,998

The Company recorded, in cost of goods sold, provisions for slow-moving and obsolete inventories of $38,650 and $124,700 for the three months ended March 31, 2005 and 2004, respectively, and $187,650 and $308,800 for the nine months ended March 31, 2005 and 2004, respectively.

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

No stock-based employee compensation cost is reflected in net loss, as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2005	2004	2005	2004
Net loss, as reported	$(819,916)	$(1,017,312)	$(2,574,253)	$(2,672,551)

Add: Total stock-based employee compensation expense determined under fair-value-based method for all awards	(7,100)	(9,448)	(38,412)	(52,383)

Pro forma net loss	$(827,016)	$(1,026,760)	$(2,612,665)	$(2,724,934)

Net loss per share: As reported - basic and diluted	$(0.12)	$(0.58)	$(0.39)	$(1.53)

Pro forma - basic and diluted	$(0.12)	$(0.59)	$(0.39)	$(1.56)

4.	RIGHTS OFFERING

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

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, Share-Based Payment: an amendment of FASB Statements No. 123 and 95 (SFAS 123R), which requires companies to measure and recognize compensation expense for all stock-based payments at fair value. SFAS 123R is effective for all annual periods beginning after December 15, 2005 and thus, will be effective for the Company beginning with the first quarter of fiscal year 2007 (July 1, 2006). Early adoption is encouraged and retroactive application of the provisions of SFAS 123R to the beginning of the fiscal year that includes the effective date is permitted, but not required. The Company is currently evaluating the impact of SFAS 123R on its financial position and results of operations. See Note 3 for information related to the pro forma effects on the Company’s reported net loss and net loss per share of applying the fair value recognition provisions of the previous SFAS 123 to stock-based employee compensation.

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

The Company is currently developing specialty instruments incorporating its patent-pending LENSLOCKTM technology, which we believe may result in lower cost, easier repairability and enhanced durability, as well as ultra-small instruments (some with lenses less than one millimeter in diameter) utilizing patent-pending micro-precisionTM lens technology. The Company is also exploring new initiatives in single-molecule technology and nanotechnology for biomedical and other applications.

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

Sales price of products and services sold is fixed and determinable after receipt and acceptance of a customer’s purchase order or properly executed sales contract, typically before any work is performed. Management reviews each customer purchase order or sales contract to determine that the work to be performed is specified and there are no unusual terms and conditions which would raise questions as to whether the sales price is fixed or determinable. The Company assesses credit worthiness of customers based upon prior history with the customer and assessment of financial condition. The Company’s shipping terms are customarily FOB shipping point. The Company’s revenue transactions typically contain neither multiple deliverable elements or future performance obligations to customers, other than a standard one-year warranty on materials and workmanship, the estimated costs for which are provided for at the time revenue is recognized.

Revenues for industrial and medical products sold in the normal course of business are recognized upon shipment when delivery terms are FOB shipping point and all other revenue recognition criteria have been met. Services that the Company provides to customers, which amounted to approximately 8% of total Company revenues in each of the quarter and nine months ended March 31, 2005, consist of repairs and engineering design and development. Recognition of service revenue occurs (assuming all other revenue recognition criteria have been met) upon delivery to the customer of the repaired product, or in the case of engineering design and development services, when the design or a prototype instrument has been delivered to the customer. Contract revenues where the period of performance extends beyond six months, including revenues from customer-sponsored research and development contracts, are recognized under the percentage-of-completion method. The percentage of completion is determined by computing the percentage of the actual cost of work performed to the anticipated total contract costs, or on the basis of units shipped. When the estimate of a contract indicates a loss, the Company’s policy is to record the entire estimated loss in the current period.

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

Results of Operations

Total revenues for the quarter ended March 31, 2005 increased by $12,574, or 4.0%, from the same period in the prior year. Revenues for the quarter decreased 17.9% sequentially from the preceding quarter. Total revenues for the nine months ended March 31, 2005 decreased by $191,784, or 16.3% from the same period in the prior year.

The increase in revenues for the quarter was due primarily to higher sales of medical products (up by $8,210, or 3.8%) and higher sales of non-medical products (up by $4,364, or 4.6%). Sales of medical products were higher due primarily to higher shipments of beamsplitters, micro optic lenses and micro couplers. Sales of non-medical products were higher due primarily to higher shipments of industrial lenses, couplers and thin film coatings.

The revenue decrease from the prior year for the nine months ended March 31, 2005 was due to lower sales of medical products (down by $258,624, or 25.5%) partially offset by higher sales of non-medical products (up by $66,840 or 40.7%). Sales of medical products were lower due primarily to one-time shipments last year to a customer of specialty endoscopes used for cardiac surgical applications. Non-medical product sales were higher due primarily to higher sales of industrial lenses, couplers and thin film coatings.

Revenues from the Company’s largest customers, as a percentage of total revenues for the nine months ended March 31, 2005 and 2004, were as follows:

	2005	2004
Customer A	22	20
Customer B	11	5
Customer C	-	27
All Others	67	48
	100%	100%

No other customer accounted for more than 10% of the Company’s revenues during those periods.

At March 31, 2005, receivables from the Company’s three largest customers were approximately 17%, 14% and 12%, respectively, of the total accounts receivable. At June 30, 2004, receivables from the Company’s four largest customers were approximately 47%, 18%, 13%, and 12%, respectively, of the total accounts receivable. No other customer accounted for more than 10% of the Company’s receivables as of March 31, 2005 and June 30, 2004.

Gross profit (loss) for the quarter ended March 31, 2005 reflected a favorable change of $110,520 compared to the quarter ended March 31, 2004. Gross profit (loss) as a percentage of revenues improved from a negative 48.9% in the quarter ended March 31, 2005 to a negative 13.2% in the quarter ended March 31, 2005. The favorable change in gross profit was due primarily to a lower manufacturing cost structure resulting from restructuring measures implemented in fiscal year 2004, and by lower provisions for slow-moving and obsolete inventories recorded in the quarter ended March 31, 2005 of $38,650 compared to $124,700, recorded in the quarter ended March 31, 2004.

Gross profit (loss) for the nine months ended March 31, 2005 reflected a favorable change of $24,995 compared to the nine months ended March 31, 2004. Gross profit as a percentage of revenues changed from a negative 28.5% last year to a negative 31.4% this year. The change in gross profit was due to the lower provisions for slow-moving and obsolete inventories recorded in the nine month period ended March 31, 2005 ($187,650 this year compared to $308,800 last year) and by a lower manufacturing cost structure referred to above, partially offset by lower sales volume this year.

Research and development expenses decreased by $48,775, or 12.9%, for the quarter ended March 31, 2005, and by $70,476, or 7.2%, for the nine months ended March 31, 2005 compared to the corresponding periods of the prior year. The decrease reflects a shift in certain resources to customer-sponsored development efforts (the costs of which are included in cost of goods sold), resulting in initial shipments of new products to several customers.

Selling, general and administrative expenses increased by $22,618, or 5.2%, for the quarter ended March 31, 2005, and increased by $73,126, or 5.5%, for the nine months ended March 31, 2005 compared to the corresponding periods of the prior year. The increase is due primarily to higher bid and proposal expenses and professional services expenses, partially offset by lower insurance expense.

The provision for asset impairment and restructuring of $52,208 in the quarter and nine months ended March 31, 2004, consists of a provision for severance benefits paid in the quarter ended March 31, 2004 related to a workforce reduction in January 2004 of 15%, or five employees.

Interest income increased by $8,511 for the quarter and by $23,696 for the nine months ended March 31, 2005 compared to the corresponding periods of the prior year. The increase was due to the higher base of cash and cash equivalents because of proceeds received from the rights offering in July 2004.

No income tax provision was recorded in the first, second or third quarters of fiscal year 2005 or 2004 because of the losses generated in those periods.

Liquidity and Capital Resources

For the nine months ended March 31, 2005, the Company’s cash and cash equivalents increased by $2,694,661 from $343,260 at June 30, 2004 to $3,037,921. The increase in cash and cash equivalents was due to receipt of gross proceeds from the rights offering of $5,256,159 less payment of offering costs of $203,598, partially offset by cash used by operating activities of $2,287,385, capital expenditures of $28,813, and an increase in other assets of $41,702.

The Company’s current sources of liquidity consist of its cash and cash equivalents and accounts receivable. At March 31, 2005, the Company had $3,037,921 in cash and cash equivalents and $137,606 in accounts receivable.

The Company believes, based on its operating and strategic plans and the net proceeds received in July 2004 from its rights offering to stockholders, that it will have sufficient funds to conduct operations at least through March 31, 2006.

Contractual cash commitments for the fiscal years subsequent to March 31, 2005 are summarized as follows:

	2005	2006	Thereafter	Total

Operating leases	$6,030	$741	$1,853	$8,624
Total	$6,030	$741	$1,853	$8,624

The Company provides a standard one-year warranty on materials and workmanship to its customers. The Company provides for estimated warranty costs at the time product revenue is recognized. Warranty costs are included as a component of cost of goods sold in the accompanying consolidated statements of operations. For the nine month periods ended March 31, 2005 and 2004, warranty costs were not significant.

For the quarter ended March 31, 2005, the Company’s cash used in operating activities was $779,329, compared to $753,564 for the preceding quarter ended December 31, 2004. The increase was due primarily to the lower revenues in the quarter ended March 31, 2005 compared to the quarter ended December 31, 2004.

Capital equipment expenditures during the nine months ended March 31, 2005 were $28,813, down 9.4% from the same period in 2004. Future capital expenditures will depend on future sales and the success of ongoing research and development efforts.

For the quarter ended March 31, 2005, research and development expenses were $330,743, down 12.9% from $379,518 a year earlier. The decrease reflects a shift in certain resources to customer-sponsored development efforts in the quarter (the costs of which are included in cost of goods sold), resulting in initial shipments of new products to several customers. The level of future quarterly R&D expenses will ultimately depend on the Company’s assessment of new product opportunities.

During the quarter and nine months ended March 31, 2005, the Company’s revenues included initial shipments to several new customers of optical lenses and instruments which utilize the Company’s patent-pending micro-precision lens technology and encompass a variety of innovative techniques involving minimally invasive surgery. The Company also delivered prototypes to a new customer of specialized lens systems for use in advanced night vision applications and provided thin film coatings to two other new customers for use in environmental monitoring and advanced laser instrumentation applications. These new initiatives accounted for approximately 15% of total Company revenues in each of the quarter and nine months ended March 31, 2005.

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

Section 404 of the Sarbanes-Oxley Act of 2002, requiring companies and their public accounting firms to report on the effectiveness of the company’s internal controls over financial reporting, will first apply to the Company’s Annual Report on Form 10-KSB for the fiscal year ending June 30, 2007. The Company expects its operating expenses will increase as a result of the costs associated with the implementation of and maintaining compliance with Section 404.

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

PRECISION OPTICS CORPORATION, INC.

DATE: May 10, 2005	By:	/s/ JACK P. DREIMILLER
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