Form 10KSB
period 2005-06-30
PRECISION OPTICS CORPORATION INC
filed 2005-09-28
CIK 867840

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________

FORM 10-KSB
(Mark One)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2005

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

Common Stock, $.01 par value

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒   No  ☐

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

The issuer’s revenues for its most recent fiscal year were $1,349,819.

The aggregate market value of the voting stock, consisting solely of common stock, held by non-affiliates of the issuer computed by reference to the closing price of such stock was $2,498,162 as of August 31, 2005.

The number of shares of outstanding common stock of the issuer as of August 31, 2005 was 7,008,212.

DOCUMENTS INCORPORATED BY REFERENCE

The issuer’s Proxy Statement for the 2005 Annual Meeting of Shareholders to be held on November 29, 2005 is incorporated into Part III of this Form 10-KSB.

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

The Company produces autoclavable endoscopes for various applications, which are CE Mark certified for European use, and have been designed and tested to withstand sterilization by flash and standard autoclave, as well as all other commonly used medical sterilization means. The major benefits of autoclavable instruments include increased patient safety, quick turnaround, and elimination of hazardous sterilant and by-product materials, all of which provide a much better value to the user. The Company believes its autoclavable endoscope technology will generate opportunities for endoscope revenue growth, particularly in Europe where autoclaving is the preferred method of sterilization.

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

The Company currently sells its image couplers, beamsplitters, and adapters to a market that consists of approximately 30 to 35 potential OEM customers. These potential customers sell video cameras, endoscopes, or video-endoscopy systems. The Company has made sales in the past to approximately two thirds of these customers. The Company estimates that it has approximately 20% to 30% of the market share in these products. The Company’s primary competition in this area is the customers’ own in-house capabilities to manufacture such products. The Company believes that these customers typically purchase products from the Company, despite their in-house capabilities, because they choose to devote their own technical resources to their primary products, such as cameras or endoscopes. However, the Company estimates that approximately 50% of the market demand for image couplers, beamsplitters, and adapters is met by “captive” or in-house capabilities.

The Company offers advanced optical design and development services, not related to thin film coatings, to a wide range of potential customers and has numerous competitors. The ability to supply design and development services to such customers is highly dependent upon a company’s and its employees’ reputations and prior experience.

The Company has had negligible direct export sales to date. However, the Company’s medical products have received the CE Mark Certification, which permits sales into the European marketplace.

Research and Development.

The Company believes that its future success depends to a large degree on its ability to continue to conceive and to develop new optical products and services to enhance the performance characteristics and methods of manufacture of existing products. Accordingly, it expects to continue to seek to obtain product-related design and development contracts with customers and to invest its own funds on its research and development. The Company spent approximately $1,143,000 and $1,319,000 of its own funds during fiscal years 2005 and 2004, respectively, on research and development.

The Company is currently developing specialty instruments incorporating its patent-pending LENSLOCKTM technology which ensures lower cost, easier repairability and enhanced durability. The Company is also aggressively pursuing ultra-small instruments (some with lenses less than one millimeter in diameter) utilizing patent-pending micro-precisionTM lens technology. The Company is also exploring new initiatives in single-molecule technology and nanotechnology for biomedical and other applications

Raw Materials and Principal Suppliers.

For all of the Company’s products, except for thin film coatings, the basic raw material is precision grade optical glass, which the Company obtains from several major suppliers. Outside vendors grind and polish most of the Company’s lenses and prisms. For optical thin film coatings, the basic raw materials are metals and dielectric compounds, which the Company obtains from a variety of chemical suppliers. Certain of the thin film coatings utilized in the Company’s products are currently procured from an outside supplier, but most thin film coatings are produced in-house. The Company believes that its demand for these raw materials and thin film coating services is small relative to the total supply, and that materials and services required for the production of its products are currently available in sufficient production quantities and will be available for fiscal year 2006. The Company believes, however, that there are relatively few suppliers of the high quality lenses and prisms which its endoscopes require. The Company has therefore established an in-house optical shop for producing ultra-high quality prisms, micro-optics and other specialized optics for a variety of medical and industrial applications.

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

The Company plans to file for patents, copyrights, and trademarks in the United States and in appropriate countries to protect its intellectual property rights to the extent practicable. The Company holds the rights to several United States and foreign patents and has several patent applications pending, including those for its new generation of 3-D endoscopes and its new micro-precisionTM lens technology. The Company knows of no infringements of its patents. The Company plans to protect its patents from infringement in each instance where it determines that doing so would be economical in light of the expense involved and the level and availability of the Company’s financial resources. While the Company believes that its pending applications relate to patentable devices or concepts, there can be no assurance that patents will be issued or that any patents issued can be successfully defended or will effectively limit the development of competitive products and services.

Employees.

As of June 30, 2005, the Company had 28 full-time employees and 5 part-time employees. There were 15 employees in manufacturing, 11 in engineering, 2 in sales and marketing, and 5 in finance and administration.

Customers.

Revenues from the Company’s largest customers, as a percentage of total revenues, were as follows:

	2005	2004

Customer A	20%	24%
Customer B	11	6
Customer C	-	22
All Others	69	48

	100%	100%

No other customer accounted for more than 10% of the Company’s revenues in fiscal years 2005 and 2004.

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

Need for Government Approval of Principal Products or Services and Effect of Existing or Probable Government Regulations on the Business.

The Company currently sells and markets several medical products, the marketing of which may require the permission of the United States Food and Drug Administration (“FDA”). Pursuant to the Company’s notification to the FDA of its intent to market its endoscopes, image couplers, beamsplitters, and adapters, the FDA has determined that the Company may market such devices, subject to the general controls provisions of the Food, Drug and Cosmetic Act. This FDA permission was obtained without the need to undergo a lengthy and expensive approval process on account of the FDA’s determination that such devices meet the regulatory standard of being substantially equivalent to an existing approved device. Furthermore, the Company plans to market additional endoscopes and related medical products that may require the FDA’s permission to market such products. The Company may also develop additional products or seek to sell some of its current or future medical products in a manner that requires the Company to obtain the permission of the FDA to market such products, as well as the regulatory approval or license of other federal, state, and local agencies or similar agencies in other countries. The FDA has authority to conduct detailed inspections of manufacturing plants in order to assure that “good manufacturing practices” are being followed in the manufacture of medical devices, to require periodic reporting of product defects to the FDA, and to prohibit the sale of devices which do not comply with law.

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

ITEM 3.  LEGAL PROCEEDINGS

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company’s security holders during the fourth quarter of fiscal year 2005.

Directors and Executive Officers of the Company

The Company’s executive officers and directors are as follows:

Name	Position with the Company or Principal Occupation

Richard E. Forkey	Chairman of the Board, Chief Executive Officer, President, Treasurer and Director

R. Michael Arbon	Chief Financial Officer and Clerk

Edward A. Benjamin	Director and Member of Audit Committee. Mr. Benjamin is a retired partner in the law firm of Ropes & Gray LLP, Boston, Massachusetts.

Donald A. Major	Director and Chair of Audit Committee. Mr. Major is Vice President and Chief Financial Officer of Digital Excellence, LLC.

Joel R. Pitlor	Director. Mr. Pitlor is president of J.R. Pitlor, a management consulting firm based in Cambridge, Massachusetts.

Robert R. Shannon	Director and Member of Audit Committee. Mr. Shannon is a professor at the Optical Sciences Center of the University of Arizona in Tucson, Arizona.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCK-HOLDER MATTERS

The Company’s common stock is listed on the National Association of Securities Dealers Automated Quotation (NASDAQ) System under the symbol “POCI.” Since January 1992, the NASDAQ SmallCap Market has been the principal market in which the Company’s stock is publicly traded. The high and low sales prices for the Company’s stock for each full quarterly period within the two most recent fiscal years were as follows as reported by NASDAQ.

	2004		2005

Quarter	High	Low	High	Low

First	$ 2.80	$ 1.90	$ 1.33	$.82

Second	$ 2.67	$ 1.71	$ 1.50	$.61

Third	$ 6.99	$ 1.96	$ 1.75	$ .88

Fourth	$ 5.72	$ 1.05	$ 1.36	$ .52

As of August 31, 2005, there were approximately 4,200 beneficial shareholders and approximately 200 holders of record of the Company’s common stock. Holders of record include nominees who may hold shares on behalf of multiple owners.

The Company has not declared any dividends during the last two fiscal years. At present, the Company intends to retain its earnings, if any, to finance research and development and expansion of its business.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information about the Company’s Common Stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans as of June 30, 2005, including, but not limited to, the 1989 Stock Option Plan and the Amended and Restated 1997 Incentive Plan:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)

Equity compensation plans approved by shareholders	1,317,535	$1.79	177,153 (1)

Equity compensation plans not approved by shareholders	3,334(2)	$7.78	n/a

Total	1,320,869	$1.81	177,153

(1) Includes 177,153 shares of Common Stock available for future grants under the Company’s Amended & Restated 1997 Incentive Plan. No shares are available for future grants under the Company’s 1989 Stock Option Plan.

(2) Represents 3,334 shares of Common Stock issuable upon exercise of outstanding options granted to Werner Thiel in connection with his service as a consultant to the Company. These options were exercisable at a price of $7.78125 and expired on July 13, 2005.

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Important Factors Regarding Forward-Looking Statements

When used in this discussion, the words “believes”, “anticipates”, “intends to”, and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected. These risks and uncertainties, many of which are not within the Company’s control, include, but are not limited to, the uncertainty and timing of the successful development of the Company’s new products, particularly in the optical thin films area, the risks associated with reliance on a few key customers; the Company’s ability to regain and maintain compliance with requirements for continued listing on the Nasdaq SmallCap Market; the Company’s ability to attract and retain personnel with the necessary scientific and technical skills, the timing and completion of significant orders; the timing and amount of the Company’s research and development expenditures; the timing and level of market acceptance of customers’ products for which the Company supplies components; performance of the Company’s vendors; the ability of the Company to control costs associated with performance under fixed price contracts; and the continued availability to the Company of essential supplies, materials and services; which are described further below under “Factors that May Affect Future Results and Market Price of Stock.” Readers are cautioned not to place undue reliance on these forward looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the result of any revision to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

The Company is currently developing specialty instruments incorporating its patent-pending LENSLOCKTM technology which ensures lower cost, easier repairability and enhanced durability. The Company is also aggressively pursuing ultra-small instruments (some with lenses less than one millimeter in diameter) utilizing patent-pending micro-precisionTM lens technology. The Company is also exploring new initiatives in single-molecule technology and nanotechnology for biomedical and other applications.

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

Stock-Based Compensation

The Company accounts for its stock-based compensation using the intrinsic value method provided for under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations. Under APB No. 25 and related interpretations, compensation cost is recognized based on the difference, if any, on the date of grant between the fair value of the Company’s stock and the amount an employee must pay to acquire the stock. Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, (as amended by SFAS No. 148, Accounting for Stock-Based Compensation Transition and Disclosure), establishes a fair-value-based method of accounting for stock-based compensation plans. The Company has adopted the disclosure-only alternative under SFAS No. 123, which requires the disclosure of the pro forma effects on net loss and net loss per share as if the fair value accounting prescribed by SFAS No. 123 had been adopted.

Fiscal Year 2005 Results of Operations

Total revenues for fiscal year 2005 were $1,349,819, a decrease of $122,189 or 8.3%, from fiscal year 2004 revenues of $1,472,008.

The revenue decrease from the prior year was due principally to lower unit volume sales of medical products (down 22.6%), partially offset by higher unit volume sales of non-medical products (up 82.4%). Medical sales were lower due primarily to one-time shipments last year to a customer of specialty endoscopes used for cardiac surgical applications, as previously reported. Non-medical sales were higher due primarily to higher sales of industrial lenses, couplers and thin film coatings.

Revenues from the Company’s largest customers, as a percentage of total revenues, were as follows:

	2005	2004
Customer A	20%	24%
Customer B	11	6
Customer C	-	22
All Others	69	48

	100%	100%

No other customer accounted for more than 10% of the Company’s revenues in fiscal years 2005 and 2004.

Gross profit (loss) for fiscal year 2005 reflected an unfavorable change of $56,873 compared to fiscal year 2004. Gross profit as a percentage of revenues decreased from a negative 40.1% in fiscal year 2004 to a negative 48.9% in fiscal year 2005. The unfavorable change in gross profit (loss) was due primarily to lower sales volume partially offset by lower provisions for slow moving and obsolete inventories of approximately $401,900 in fiscal year 2005 compared to approximately $500,000 in fiscal year 2004.

Research and development expenses decreased by $175,933, or 13.3%, during fiscal year 2005 compared to the previous year. The decrease was due to a lower level of resources being devoted to internal product development activities, and a shift in certain resources to more customer sponsored development efforts, resulting in initial product shipments to several new customers.

Selling, general and administrative expenses increased by $118,575 or 6.8%, during fiscal year 2005 compared to the previous year. The increase was due primarily to higher bid and proposal expenses and professional services expenses, partially offset by lower insurance expense.

The provision for restructuring in fiscal year 2005 of $89,512 consists of a provision for severance benefits substantially paid in the quarter ended June 30, 2005 related to the June 2005 workforce reduction of 3%, or one employee. The provision for restructuring in fiscal year 2004 of $52,208 consists of a provision for severance benefits paid in the quarter ended March 31, 2004 related to the January 2004 workforce reduction of 15%, or five employees.

The following table sets forth the quarterly impacts and cash payments associated with the asset impairment and restructuring provisions:

Provision For
Employee Severance

Reserve Balance, June 30, 2003	$-

Total Provision	52,208
Cash Payments	(52,208)

Reserve Balance, June 30, 2004	$-

Total Provision	89,512
Cash Payments	(84,501)

Reserve Balance, June 30, 2005	$5,011

Interest income increased by $32,484 or 179.6% during fiscal year 2005 compared to the previous year. The increase was due to the higher base of cash and cash equivalents because of proceeds received from the rights offering in July 2004.

The income tax provisions in fiscal years 2005 and 2004 represent the minimum statutory state income tax liability.

Fiscal Year 2004 Results of Operations

Total revenues for fiscal year 2004 were $1,472,008, a decrease of $927,209, or 38.7%, from fiscal year 2003 revenues of approximately $2,399,000.

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

Gross profit (loss) for fiscal year 2004 reflected an unfavorable change of $917,873 compared to fiscal year 2003. Gross profit as a percentage of revenues decreased from 13.6% in fiscal year 2003 to a negative 40.8% in fiscal year 2004. The unfavorable change in gross profit (loss) was due primarily to lower sales volume and provisions for slow moving and obsolete inventories, partially offset by a lower manufacturing cost structure resulting from restructuring measures implemented in fiscal year 2003.

Research and development expenses increased by $84,093, or 6.8%, during fiscal year 2004 compared to the previous year. The increase was due to a higher level of resources being devoted to product development activities.

Selling, general and administrative expenses decreased by $142,600, or 8.0%, during fiscal year 2004 compared to the previous year. The decrease was due primarily to lower outside consulting and legal expenses and the effects of the workforce reduction in January 2004.

The provision for asset impairment and restructuring in fiscal year 2004 of $52,208 consists of a provision for severance benefits paid in the quarter ended March 31, 2004 related to the January 2004 workforce reduction of 15%, or five employees. The provision for asset impairment and restructuring of $176,642 in fiscal year 2003, consists of a provision for severance benefits of $53,131 paid in the quarter ended December 31, 2002 related to the October 2002 workforce reduction of 16%, or six employees, and a provision for asset impairment of $123,511 recorded in the quarter ended June 30, 2003, representing a further write down of assets held for sale which reflected the continuing deterioration in the market for used telecommunications equipment.

Interest income decreased by $47,354 or 72.4% during fiscal year 2004 compared to the previous year. The decrease was due to the lower base of cash and cash equivalents.

Interest expense consists of interest on capital lease obligations and decreased due to the liquidation of capital lease obligations during fiscal year 2004.

The income tax provisions in fiscal years 2004 and 2003 represent the minimum statutory state income tax liability.

Liquidity and Capital Resources

The Company has incurred significant operating losses during the last nine fiscal years. This trend was primarily the result of the loss of several significant customers, completion of several large nonrecurring government contracts, and operating losses and provision for asset impairment, restructuring, and inventory write-downs associated with the downturn in demand for optical filters used in telecommunications systems. In fiscal 1998, the Company began making significant investments in research and development and capital purchases for new products. In August 1999 and March 2000, the Company raised gross proceeds of approximately $16 million of additional cash through the issuance of common stock. In July 2004, the Company completed a rights offering to stockholders of record at June 7, 2004 by issuing 5,256,159 shares of common stock. Net cash proceeds to the Company (after offering costs of $222,176) were $5,033,983.

In the past four fiscal years, the Company has implemented a number of restructuring and cost saving measures in an effort to align costs with revenues and strengthen financial performance. Full-time employee headcount has been reduced from 78 at June 30, 2001 to 28 at June 30, 2005. The Company has discontinued the development and manufacturing of telecommunications products, canceled the lease on its Optical Thin Films Technology Center, and written down and/or sold certain of the property, equipment and inventories invested in its telecommunications business, and has implemented other cost reduction measures. As a result of these actions, the Company has incurred asset impairment, restructuring and inventory write-down provisions of approximately $4,985,000, $177,000, $52,000 and $89,500 for the years ended June 30, 2002, 2003, and 2004 and 2005, respectively, and has received net proceeds from the sale of assets held for sale of approximately $553,000 during the year ended June 30, 2003. In addition, the Company will continue its review of other expense areas to determine where additional reductions in discretionary spending can be achieved.

As of June 30, 2005, the Company’s cash and cash equivalents were $2,171,693. The Company believes, based on its operating and strategic plans that it will have sufficient funds to conduct operations through at least the next twelve months.

Contractual cash commitments for the fiscal years subsequent to June 30, 2005 are summarized as follows:

	2006	Thereafter	Total
Operating leases	$24,118	$1,853	$25,971

Trends and Uncertainties That May Affect Future Results

For the quarter ended June 30, 2005, cash and cash equivalents decreased by $866,229 compared to a decrease of $859,110 for the previous quarter ended March 31, 2005. Cash disbursements during the quarter ended June30, 2005 included $84,501 paid for employee severance costs.

Capital equipment expenditures during the year ended June 30, 2005 were $32,140, down 4.4% from the $33,605 for fiscal year 2004. Future capital equipment expenditures will be dependent upon future sales and success of on-going research and development efforts.

For the quarter ended June 30, 2005, research and development expenses were $233,194, down 31.1% from the $338,651 for the quarter ended June 30, 2004. The decrease reflects a shift in certain resources to customer-sponsored development efforts in the quarter (the costs of which are included in cost of goods sold). The level of future quarterly R&D expenses is ultimately dependent upon the Company’s assessment of new product opportunities.

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

Section 404 of the Sarbanes-Oxley Act of 2002, requiring companies and their public accounting firms to report on the effectiveness of the Company’s internal controls over financial reporting, will first apply to the Company’s Annual Report on Form 10-KSB for the fiscal year ending June 30, 2007. The Company expects its operating expense will increase as a result of the costs associated with the implementation of and maintaining compliance with Section 404.

Common Stock Listing on Nasdaq Small Cap Market

On June 16, 2005, the Company received a letter from the Nasdaq Stock Market (the “Notice”) notifying the Company that for the 30 consecutive trading days preceding the date of the Notice, the bid price of the Company’s common stock had closed below the $1.00 per share minimum required for continued inclusion on the Nasdaq SmallCap Market pursuant to Nasdaq Marketplace Rule 4310(c)(4). The Notice further stated that the Company has been provided 180 calendar days, or until December 13, 2005, to regain compliance with the $1.00 per share bid price requirement in accordance with Nasdaq Marketplace Rule 4310(c)(8)(D). To regain compliance with the bid price requirement, the bid price of the Company’s common stock must close at or above $1.00 per share for a minimum of ten consecutive trading days prior to December 13, 2005. If by December 13, 2005 the Company has not regained compliance with the minimum bid price requirement, the Company may be granted an additional 180 day grace period to regain compliance under applicable Nasdaq rules, provided it meets The Nasdaq SmallCap Market initial listing criteria (other than the minimum bid price requirement) at that time.

The Company intends to monitor the bid price for its common stock during the period leading up to December 13, 2005 and to consider options available to the Company to achieve compliance.

On August 1, 2005, the Company received a letter from the Nasdaq Stock Market notifying the Company that it had not received the Company’s Corporate Governance Certification Form required by July 31, 2005, certifying compliance with the new Audit Committee composition, Audit and Nominating Committee charter, Executive Sessions and Code of Conduct requirements. As a result of the noncompliance, the Company’s common stock was subject to delisting from the Nasdaq Stock Market at the opening of business on August 10, 2005.

Subsequently, on August 4, 2005 the Company’s Board of Directors elected Donald A. Major as a director of the Company and designated him as the Audit Committee financial expert. Mr. Major was also appointed to chair of the Audit Committee of the Company. Also on August 4, 2005 the Company submitted the Company’s Corporate Governance Certification Form to the Nasdaq Stock Market certifying its compliance with the new Audit Committee composition, Audit and Nominating Committee charter, Executive Sessions and Code of Conduct requirements.

As a consequence of these actions, on August 4, 2005, the Company received a letter from the Nasdaq Stock Market notifying the Company that based on the information regarding the appointment of Donald A. Major to the Company’s Board of Directors and Audit Committee, it had determined that the Company was in compliance with the Rules and matters pertaining to their letter of August 1, 2005 were closed.

Factors That May Affect Future Results and Market Price of Stock

Our Quarterly Financial Results Depend on a Large Number of Factors and Therefore May Vary Quarter to Quarter--As a Result, We Cannot Predict with a High Degree of Certainty Our Operating Results in Any Particular Fiscal Quarter.

Our quarterly operating results may vary significantly depending upon factors such as:

•	the timing of completion of significant orders

•	the timing and amount of our research and development expenditures

•	the costs of initial product production in connection with new products

•	the timing of new product introductions -- both by us and by our competitors

•	the timing and level of market acceptance of new products or enhanced versions of our existing products

•	our ability to retain existing customers and customers’ continued demand for our products and services

•	our customers’ inventory levels, and levels of demand for our customers’ products and services

•	competitive pricing pressures

We cannot be certain whether we will be able to grow or sustain revenues or achieve or maintain profitability on a quarterly or annual basis or that levels of revenue and/or profitability may not vary from one such period to another.

We May Need to Raise Additional Funds in The Future - If We Cannot Obtain Adequate Financing on Acceptable Terms When Required, Our Business Will Be Adversely Affected.

We believe that our existing cash and cash equivalents are sufficient to support our working capital and investment needs through at least the next twelve months, however, we may need to raise additional capital in the future. We may seek funding through additional pubic or private equity offerings or debt financings. Our ability to raise additional capital, however, will be heavily influenced by the investment market. Additional financing may not be available when needed, or, if available, may not be available on favorable terms. If we cannot obtain adequate financing on acceptable terms when such financing is required, our business will be adversely affected.

If We Cannot Maintain Compliance with the Requirements for Continued Listing on the Nasdaq SmallCap Market, Our Common Stock Could Be Delisted—As a Result, the Market Price and Liquidity of Our Common Stock Might Decline and Our Ability to Raise Capital Might Be Impaired.

On June 16, 2005, Precision Optics Corporation, Inc. (the Company) received a letter from the Nasdaq Stock Market (“the Notice”) notifying the Company that for the 30 consecutive trading days preceding the date of the Notice, the bid price of the Company’s common stock had closed below the $1.00 per share minimum required for continued inclusion on The Nasdaq SmallCap Market pursuant to Nasdaq Marketplace Rule 4310(c)(4). The Notice further stated that the Company has been provided 180 calendar days, or until December 13, 2005, to regain compliance with the $1.00 per share bid price requirement in accordance with Nasdaq Marketplace Rule 4310(c)(8)(D). To regain compliance with the bid price requirement, the bid price of the Company’s common stock must close at or above $1.00 per share for a minimum of ten consecutive trading days prior to December 13, 2005. If by December 13, 2005 the Company has not regained compliance with the minimum bid price requirement, the Company may be granted an additional 180 day grace period to regain compliance under applicable Nasdaq rules, provided it meets the Nasdaq SmallCap Market initial listing criteria (other than the minimum bid price requirement) at that time.

The Company intends to monitor the bid price for its common stock during the period leading up to December 13, 2005 and to consider options available to the Company to achieve compliance.

The delisting of our Common Stock from the Nasdaq SmallCap Market may materially impair your ability to buy and sell shares of our Common Stock and could have an adverse effect on the market price of, and the efficiency of the trading market for, our Common Stock. In addition, the delisting of our Common Stock could significantly impair our ability to raise capital should we desire to do so in the future. There is no assurance that we will be able to regain compliance or continue to comply with the minimum bid or other continuing listing requirements of the Nasdaq SmallCap Market.

We Rely on a Small Number of Customers and Cannot Be Certain They Will Consistently Purchase Our Products in the Future.

In the fiscal year ended June 30, 2005, our two largest customers represented approximately 20% and 11%, respectively, of our total revenues. In the fiscal year ended June 30, 2004, our two largest customers represented approximately 24% and 22%, respectively, of our total revenues. In the fiscal year ended June 30, 2003, our two largest customers represented approximately 44% and 17%, respectively, of our total revenues. No other customer accounted for more than 10% of our revenues during those periods.

In the future, a small number of customers may continue to represent a significant portion of our total revenues in any given period. We cannot be certain that such customers will consistently purchase our products at any particular rate over any subsequent period.

We Rely Heavily Upon the Talents of Our Chief Executive Officer and Chief Scientist, The Loss of Whom Could Severely Damage Our Business.

Our performance depends to a large extent on a small number of key scientific, technical, managerial, and marketing personnel. In particular, we believe our success is highly dependent upon the services and reputation of our Chief Executive Officer, Mr. Richard E. Forkey. Loss of Mr. Forkey’s services could severely damage our business.

Additionally, Dr. Joseph N. Forkey was appointed our Chief Scientist in September 2003. Dr. Forkey’s appointment has provided us with significant additional capabilities in optical instrument development, in management of new technology and in potentially significant longer-term initiatives in Biophysics and Biomedical instrumentation, as well as new photonics-based market opportunities. Dr. Forkey, in his capacity as Chief Scientist, expects to continue to explore the development and application of optical-based microscopic single-molecule technologies. The loss of Dr. Forkey’s scientific contributions could severely damage our business.

We Must Continue to be Able to Attract Employees With the Scientific and Technical Skills That our Business Requires--If We Are Unable to Attract and Retain Such Individuals, Our Business Could Be Severely Damaged.

Our ability to attract employees with a high degree of scientific and technical talent is crucial to the success of our business. There is intense competition for the services of such persons, and we cannot guarantee that we will be able to attract and retain individuals possessing the necessary qualifications.

We Have a Number of Large, Well-Financed Competitors Who Have Research and Marketing Capabilities That Are Superior to Ours.

The industries in which we compete are highly competitive. Many of our existing and potential competitors have greater financial resources and manufacturing capabilities, more established and larger marketing and sales organizations and larger technical staffs than we have. Other companies, some with greater experience in the telecommunications, optics, semiconductor or medical products industries, are seeking to produce products and services that compete with our products and services.

We Are Subject to a High Degree of Regulatory Oversight--We Cannot Be Certain That We Will Continue to Receive the Necessary Regulatory Approvals.

The FDA has allowed us to market the medical products we currently sell in the United States. However, prior FDA approval may be required before we can market additional medical products that we may develop in the future. We may also seek to sell current or future medical products in a manner that requires us to obtain FDA permission to market such products. We may also require the regulatory approval or license of other federal, state or local agencies or comparable agencies in other countries.

We cannot be certain that we will continue to receive the FDA’s permission to market our current products or obtain the necessary regulatory permission, approvals or licenses for the marketing of any of our future products. Also, we cannot predict the impact on our business of FDA regulations or determinations arising from future legislation or administrative action.

We Face Risks Inherent in Product Development and Production Under Fixed Price Contracts--We Cannot Be Sure That These Contracts Will Be Profitable over Time.

A significant portion of our business has been devoted to research, development and production under fixed price contracts. For our purposes, a fixed price contract is any contract under which we will provide products or services for a fixed price over an extended period of time (usually six months or longer). In our 2005 and 2004 fiscal years, fixed price contracts represented approximately 15% and 29%, respectively, of our total revenues. We expect that revenues from fixed price contracts will continue to represent a significant portion of our total revenues in future fiscal years.

Because they involve performance over time, we cannot predict with certainty the expenses involved in meeting our obligations under fixed price contracts. Therefore, we can never be sure at the time we enter into any single fixed price contract that such contract will be profitable for us.

Third Parties May Infringe on Our Patents--As a Result, We Could Incur Significant Expense in Protecting Our Patents or Not Have Sufficient Resources to Protect Them.

We hold a number of patents that are important to our business. Although we are not currently aware of any past or present infringements of our patents, we plan to protect these patents from infringement and obtain additional patents whenever feasible. To this end, we have obtained confidentiality agreements from our employees and consultants and others who have access to the design of our products and other proprietary information. Protecting and obtaining patents, however, is both time consuming and expensive. We therefore may not have the resources necessary to assert all potential patent infringement claims or pursue all patents that might be available to us.

Third Parties May Claim that We Have Infringed on Their Patents--As a Result, We Could Be Prohibited from Using All or Part of Any Technology Used in Our Products.

Should third parties claim a proprietary right to all or part of any technology that we use in our products, such a claim, regardless of its merit, could involve us in costly litigation. If successful, such a claim could also result in us being unable to freely to use the technology that was the subject of the claim, or sell products embodying such technology.

We Depend on the Availability of Certain Key Supplies and Services That Are Available From Only a Few Sources--If We Experience Difficulty with a Supplier, We May Have Difficulty Finding Alternative Sources of Supply.

Certain key supplies used in our products, particularly precision grade optical glass, are available from only a few sources, each of which is located outside the United States. Also, outside vendors grind and polish certain of our lenses and other optical components, such as prisms and windows. Based upon our ordering experience to date, we believe the materials and services required for the production of our products are currently available in sufficient quantities. Our requirements are small relative to the total supply, and we are not currently encountering problems with availability. However, this does not mean that we will continue to have timely access to adequate supplies of essential materials and services in the future or that supplies of these materials and services will be available on satisfactory terms when the need arises. Our business could be severely damaged if we become unable to procure essential materials and services in adequate quantities and at acceptable prices.

From time to time, certain of our products may be produced for us by subcontractors, and our business is subject to the risk that these subcontractors fail to make timely delivery. Our products and services are also from time to time used as components of the products and services of other manufacturers. We are therefore subject to the risk that manufacturers that integrate our products or services into their own products or services are unable to acquire essential supplies and services from third parties in a timely fashion.

Our Customers May Claim that the Products We Sold Them Were Defective--If Our Insurance Is Not Sufficient to Cover a Claim, We Would Be Liable for the Excess.

Like any manufacturer, we are and always have been exposed to liability claims resulting from the use of our products. We maintain product liability insurance to cover us in the event of liability claims, and no such claims have been asserted or threatened against us to date. However, we cannot be certain that our insurance will be sufficient to cover all possible future product liabilities.

We Would Be Liable If Our Business Operations Harmed the Environment--Failure to Maintain Compliance with Environmental Laws Could Severely Damage Our Business.

Our operations are subject to a variety of federal, state and local laws and regulations relating to the protection of the environment. From time to time, we use hazardous materials in our operations. Although we believe that we are in compliance with all applicable environmental laws and regulations, our business could be severely damaged by any failure to maintain such compliance.

ITEM 7.  CONSOLIDATED FINANCIAL STATEMENTS

The Consolidated Financial Statements are filed on pages 21 through 41 of this Form 10-KSB.

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

Consolidated Financial Statements
as of June 30, 2005 and 2004
Together with Independent Registered Public Accounting Firms’ Reports

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
Precision Optics Corporation, Inc.:

We have audited the accompanying consolidated balance sheet of Precision Optics Corporation, Inc. and subsidiaries as of June 30, 2005 and the related consolidated statements of operations, stockholders’ equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Precision Optics Corporation, Inc. and subsidiaries as of June 30, 2005 and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Vitale Caturano and Company, Ltd.

Boston, Massachusetts
August 12, 2005

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Precision Optics Corporation, Inc.:

We have audited the accompanying consolidated balance sheet of Precision Optics Corporation, Inc. and subsidiaries as of June 30, 2004 and the related consolidated statements of operations, stockholders’ equity and cash flows for the year then ended. The consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Precision Optics Corporation, Inc. and subsidiaries as of June 30, 2004 and the results of their operations and their cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Boston, Massachusetts
August 31, 2004

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

Consolidated Balance Sheets
June 30, 2005 and 2004

ASSETS	2005	2004
Current Assets:
Cash and cash equivalents	$2,171,693	$343,260
Accounts receivable (net of allowance for doubtful
accounts of approximately $14,550 in 2005 and $154,900 in 2004).	177,031	80,195
Inventories	599,619	917,998
Prepaid expenses	62,422	80,646
Deferred financing costs	-	171,885
Total current assets	3,010,765	1,593,984

Machinery and equipment	3,539,205	3,507,065
Leasehold improvements	553,596	553,596
Furniture and fixtures	96,831	96,831
Vehicles	42,343	42,343

	4,231,975	4,199,835

Less—Accumulated depreciation and amortization	4,092,202	3,920,593
	139,773	279,242

Other Assets:
Cash surrender value of life insurance policies	16,440	23,032
Patents, net	201,627	201,056

Total other assets	218,067	224,088

	$3,368,605	$2,097,314
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$160,593	$235,050
Customer advances	18,000	-
Accrued employee compensation	208,851	230,110
Accrued professional services	74,000	75,439
Accrued warranty expense	50,000	50,000
Other accrued liabilities	7,566	2,743
Total current liabilities	519,010	593,342

Commitments (Note 2)

Stockholders’ Equity:
Common stock, $0.01 par value-
Authorized—20,000,000 shares
Issued and outstanding— 7,008,212 shares at June 30, 2005 and 1,752,053 shares at June 30, 2004	70,082	17,521
Additional paid-in capital	32,751,598	27,770,175
Accumulated deficit	(29,972,085)	(26,283,724)

Total stockholders’ equity	2,849,595	1,503,972

	$3,368,605	$2,097,314

The accompanying notes are an integral part of these consolidated financial statements.

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

Consolidated Statements of Operations
for the Years Ended June 30, 2005 and 2004

	2005	2004

Revenues	$1,349,819	$1,472,008
Cost of Goods Sold	1,997,586	2,062,902
Gross profit (loss)	(647,767)	(590,894)
Research and Development Expenses	1,143,412	1,319,345
Selling, General and Administrative Expenses	1,857,332	1,738,757
Provision for Restructuring	89,512	52,208
Total operating expenses	3,090,256	3,110,310
Operating loss	(3,738,023)	(3,701,204)
Interest Income, net	50,574	18,040
Loss before provision for income taxes	(3,687,449)	(3,683,164)
Provision for Income Taxes	912	912
Net loss	$3,688,361	$3,684,076
Loss per Share - Basic and Diluted	$(0.55)	$(2.10)
Weighted Average Common Shares Outstanding - Basic and Diluted	6,749,003	1,752,053

The accompanying notes are an integral part of these consolidated financial statements.

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity
for the Years Ended June 30, 2005 and 2004

	Number of Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance, June 30, 2003	1,752,053	17,521	27,770,175	(22,599,648)	5,188, 048
Net loss	-	-	-	(3,684,076)	(3,684,076)
Balance, June 30, 2004	1,752,053	17,521	27,770,175	(26,283,724)	1,503,972

Proceeds from rights offering, net	5,256,159	52,561	4,981,423	-	5,033,984
Net loss	-	-	-	(3,688,361)	(3,688,361)
Balance, June 30, 2005	7,008,212	$70,082	$32,751,598	$(29,972,085)	$2,849,595

The accompanying notes are an integral part of these consolidated financial statements.

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows for the
Years Ended June 30, 2005 and 2004

	2005	2004

Cash Flows from Operating Activities:
Net loss	$(3,688,361)	$(3,684,076)
Adjustments to reconcile net loss to net cash used in operating activities-
Depreciation and amortization	241,966	240,846
Provision for inventory write-down	401,900	500,000
Changes in operating assets and liabilities-
Accounts receivable, net	(96,836)	111,474
Inventories	(83,521)	(160,710)
Prepaid expenses	18,224	10,567
Accounts payable	78,850	(59,655)
Customer advances	18,000	-
Accrued expenses	(17,875)	(32,055)

Net cash used in operating activities	(3,127,653)	(3,073,609)

Cash Flows from Investing Activities:
Purchases of property and equipment	(32,140)	(33,605)
Increase in other assets	(64,336)	(31,536)

Net cash used in investing activities	(96,476)	(65,141)

Cash Flows from Financing Activities:
Repayment of capital lease obligation and other	-	(3,826)
Gross proceeds from rights offering	5,256,159
Payment of rights offering costs	(203,597)	(18,578)
Net cash used in financing activities	5,052,562	(22,404)

Net Increase (Decrease) in Cash and Cash Equivalents	1,828,433	(3,161,154)

Cash and Cash Equivalents, beginning of year	343,260	3,504,414

Cash and Cash Equivalents, end of year	$2,171,693	$343,260

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for-
Interest	$-	$49
Income taxes	$912	$-

The accompanying notes are an integral part of these consolidated financial statements.

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(1)   Summary of Significant Accounting Policies

(a)    Nature of Business and Liquidity

Precision Optics Corporation, Inc. (the “Company”) designs, develops, manufactures and sells specialized optical systems and components and optical thin-film coatings. The Company conducts business in one industry segment only and its customers are primarily domestic. The Company’s products and services fall into two principal areas: (i) medical products for use by hospitals and physicians and (ii) advanced optical system design and development services and products used by industrial customers.

The Company has incurred significant operating losses during the last nine fiscal years. This trend was primarily the result of the loss of several significant customers, completion of several large nonrecurring government contracts, and operating losses and provision for asset impairment, restructuring, and inventory write-downs associated with the downturn in demand for optical filters used in telecommunications systems. In fiscal 1998, the Company began making significant investments in research and development and capital purchases for new products. In August 1999 and March 2000, the Company raised gross proceeds of approximately $16 million of additional cash through the issuance of common stock. In July 2004, the Company completed a rights offering to stockholders of record at June 7, 2004 by issuing 5,256,159 shares of common stock. Net cash proceeds to the Company (after offering costs of $222,175) were $5,033,984.

In the past four fiscal years, the Company has implemented a number of restructuring and cost saving measures in an effort to align costs with revenues and strengthen financial performance. Full-time employee headcount has been reduced from 78 at June 30, 2001 to 28 at June 30, 2005. The Company has discontinued the development and manufacturing of telecommunications products, canceled the lease on its Optical Thin Films Technology Center, and written down and/or sold certain of the property, equipment and inventories invested in its telecommunications business. As a result of these actions, the Company has incurred a provision for excess and obsolete inventory of approximately $401,900 and $500,000 and restructuring costs of approximately $89,500 and $52,000 for the years ended June 30, 2005, and 2004, respectively. In addition, the Company will continue its review of other expense areas to determine where additional reductions in discretionary spending can be achieved.

The Company’s current sources of liquidity consist of its cash and cash equivalents and accounts receivable. At June 30, 2005 the Company had $2,171,693 in cash and cash equivalents and $177,031 in accounts receivable.

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

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(b)    Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its two wholly owned subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation.

(c)    Revenues

In December 2003, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 104 which establishes guidance in applying generally accepted accounting principles to revenue recognition in financial statements and was effective for the Company’s fiscal year 2004. SAB No. 104 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the price to the buyer is fixed and determinable; and (4) collectibility is reasonably assured. The Company’s shipping terms are customarily FOB shipping point. The Company’s revenue recognition practices comply with the guidance in the bulletin.

Sales price of products and services sold is fixed and determinable after receipt and acceptance of a customer’s purchase order or properly executed sales contract, typically before any work is performed. Management reviews each customer purchase order or sales contract to determine that the work to be performed is specified and there are no unusual terms and conditions which would raise questions as to whether the sales price is fixed or determinable. The Company assesses credit worthiness of customers based upon prior history with the customer and assessment of financial condition. Accounts receivable are stated at the amount management expects to collect from outstanding balances. An allowance for doubtful accounts is provided for that portion of accounts receivable considered to be uncollectible, based upon historical experience and management’s evaluation of outstanding accounts receivable at the end of the year. Bad debts are written off against the allowance when identified. The allowance for doubtful accounts at June 30, 2005 and 2004 was approximately $14,550 and $154,900, respectively.

The Company’s shipping terms are customarily FOB shipping point. The Company’s revenue transactions typically do not contain multiple deliverable elements for future performance obligations to customers, other than a standard one-year warranty on materials and workmanship, the estimated costs for which are provided for at the time revenue is recognized.

Revenues for industrial and medical products sold in the normal course of business are recognized upon shipment when delivery terms are FOB shipping point and all other revenue recognition criteria have been met. Services that the Company provides to customers consist of repairs and engineering design and development. Recognition of service revenue occurs (assuming all other revenue recognition criteria have been met) upon delivery to the customer of the repaired product. Service revenue represented 4.6% and 3.2% of total revenue for June 30, 2005 and 2004, respectively. Contract revenues, where the period of performance extends beyond six months, including revenues from customer-sponsored research and development contracts, are recognized under the percentage-of-completion method. The percentage of completion is determined by computing the percentage of the actual cost of work performed to the anticipated total contract costs, or on the basis of units shipped. When the estimate of a contract indicates a loss, the Company’s policy is to record the entire estimated loss in the current period. Gross shipping charges reimbursable from customers, to deliver product, is included in Revenues, while shipping costs are shown in Selling, General and Administrative Expenses section of the Consolidated Statement of Operations. Shipping charges invoiced to customers were approximately $6,000 and $7,000 for June 30, 2005 and 2004, respectively.

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(d)    Cash and Cash Equivalents

The Company includes in cash equivalents all highly liquid investments with original maturities of three months or less at the time of acquisition. Cash equivalents of approximately $2,091,000 and $299,000 at June 30, 2005 and 2004, respectively, consist primarily of overnight repurchase agreements, money market funds, and United States Treasury bills.

(e)    Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and include material, labor and manufacturing overhead. The components of inventories at June 30, 2005 and 2004 are as follows:

	2005	2004
Raw material	$181,548	$345,483
Work-in-progress	185,047	307,522
Finished goods	233,024	264,993

	$599,619	$917,998

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

During fiscal years 2005 and 2004, the Company recorded, in cost of goods sold, pretax non-cash provisions for slow-moving and obsolete inventories of approximately $401,900 and $500,000, respectively.

(f)    Property and Equipment

Property and equipment are recorded at cost. Maintenance and repair items are expensed as incurred. The Company provides for depreciation and amortization by charges to operations, using the straight-line and declining-balance methods, which allocate the cost of property and equipment over the following estimated useful lives:

Asset Classification	Estimated Useful Life
Machinery and equipment	2-7 years
Leasehold improvements	Shorter of lease term or estimated useful life
Furniture and fixtures	5 years
Vehicles	3 years

Amortization of assets under capital leases are included in depreciation expense. Depreciation expense was $171,609 and $197,242 for the years ended June 30, 2005 and 2004, respectively.

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(g)    Significant Customers and Concentration of Credit Risk

Statement of Financial Accounting Standards (SFAS) No. 105, Disclosure of Information about Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk, requires disclosure of any significant off-balance sheet and credit risk

Financial instruments that subject the Company to credit risk consist primarily of cash equivalents and trade accounts receivable. The Company places its investments in highly rated financial institutions. The Company has not experienced any losses on these investments to date. At June 30, 2005, receivables from the Company’s largest customers were 19%, 16%, and 10%, respectively, of the total accounts receivable. At June 30, 2004, receivables from the Company’s largest customers were 47%, 18%, 13%, and 12%, respectively, of the total accounts receivable. No other customer accounted for more than 10% of the Company’s receivables as of June 30, 2005 and 2004. The Company has not experienced any material losses related to accounts receivable from individual customers. The Company generally does not require collateral or other security as a condition of sale rather relying on credit approval, balance limitation and monitoring procedures to control credit risk of trade account financial instruments. Management believes that allowances for doubtful accounts, which are established based upon review of specific account balances and historical experience, are adequate.

Revenues from the Company’s largest customers, as a percentage of total revenues, were as follows:

	2005	2004
Customer A	20%	24%
Customer B	11	6
Customer C	-	22
All Others	69	48

	100%	100%

No other customer accounted for more than 10% of the Company’s revenues in fiscal years 2005 and 2004.

(h)    Loss per Share

The Company calculates earnings per share according to SFAS No. 128, Earnings per Share. Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. For each of the two years in the period ended June 30, 2005, the effect of stock options and warrants was antidilutive; therefore, they were not included in the computation of diluted loss per share. The number of shares underlying options and warrants that were excluded from the computation, as their effect would be antidilutive, was 1,320,869 and 218,765 during fiscal 2005 and 2004, respectively.

(i)    Stock-Based Compensation

The Company accounts for its stock-based compensation using the intrinsic value method provided for under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations. Under APB No. 25 and related interpretations, compensation cost is

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

recognized based on the difference, if any, on the date of grant between the fair value of the Company’s stock and the amount an employee must pay to acquire the stock. Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, (as amended by SFAS No. 148, Accounting for Stock-Based Compensation Transition and Disclosure), establishes a fair-value-based method of accounting for stock-based compensation plans. The Company has adopted the disclosure-only alternative under SFAS No. 123, which requires the disclosure of the pro forma effects on net loss and net loss per share as if the fair value accounting prescribed by SFAS No. 123 had been adopted.

No stock-based employee compensation cost is reflected in net loss, as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net loss and net loss per share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:

	Year Ended
	2005	2004

Net loss, as reported	$(3,688,361)		$(3,684,076)
Add: Total stock-based employee compensation expense determined under fair value based method for all awards	(356,753)		(61,216)

Pro forma net loss	$(4,045,114)		$(3,745,292)

Net loss per share: As reported - basic and diluted	$(.55)	$	(2.10)

Pro forma - basic and diluted	$(.60)		$(2.14)

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

(k)    Patents

Patents are carried at cost, less accumulated amortization of approximately $394,500 and $334,000 at June 30, 2005 and 2004, respectively. Such costs are amortized using the straight-line method over the shorter of their legal or estimated useful lives, generally five to ten years. Amortization expense was $70,357 and $43,604 for the years ended June 30, 2005 and 2004, respectively. Amortization expense is expected to be approximately $41,000, $35,000, $25,000, $19,000 and $14,000, respectively for the years ending June 30, 2006 through June 30, 2010.

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

(n)    Warranty Costs

The Company does not incur future performance obligations in the normal course of business other than providing a standard one-year warranty on materials and workmanship to its customers. The Company provides for estimated warranty costs at the time product revenue is recognized. Warranty costs for the years ended June 30, 2005 and 2004, have not been material to the consolidated financial statements. Warranty costs were $10,417 and $15,615 for the years ended June 30, 2005 and 2004, respectively, and have been included as a component of cost of goods sold in the accompanying consolidated statements of operations.

(o)    Research and Development

Research and development expenses are charged to operations as incurred.

(p)    Comprehensive Income

SFAS No. 130, Reporting Comprehensive Income, requires disclosure of all components of comprehensive income on an annual and interim basis. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owners sources.

The Company’s comprehensive loss for the years ended June 30, 2005 and 2004 was equal to its net loss for the same periods.

(q)    Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

(t)    Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, Share-Based Payment (SFAS 123R), an amendment of FASB Statements No. 123 and No. 95, Statement of Cash Flows, which requires companies to measure and recognize compensation expense for all stock-based payments at fair value. Pro forma disclosure will no longer be an alternative. SFAS 123R is effective for the first annual period beginning after December 15, 2005 and thus, will be effective for the Company beginning with the first quarter of fiscal year 2007 (July 1, 2006). Under SFAS 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization for compensation cost and the transition method to be used at the date of adoption. The transition alternatives include retrospective and prospective adoption methods. Under the retrospective method, prior periods may be restated based on the amounts previously recognized under SFAS 123 for purposes of pro forma disclosures either for all periods presented or as of the beginning for the year of adoption.

The prospective method requires that compensation expense be recognized beginning with the effective date, based on the requirements of SFAS 123R, for all share-based payments granted after the effective date, and based on the requirements of SFAS 123, for all awards granted to employees prior to the effective date of SFAS 123R that remain unvested on the effective date.

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The Company is evaluating the requirements of SFAS 123R and has not determined its method of adoption or the impact on its financial position or the results of operations. See Note 1 (i) for information related to the pro forma effects on the Company's reported net loss and net loss per share of applying the fair value recognition provisions of the previous SFAS 123 to stock-based employee compensation.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs” an amendment of ARB No. 43, Chapter 4, “Inventory Pricing.” This standard clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and waste material (spoilage). Such abnormal expenses must be recognized in the period in which they are incurred. In addition, SFAS No. 151 requires the allocation of fixed production overhead to inventory based on the normal capacity of the production facilities. Unallocated overheads must be recognized as an expense in the period in which they are incurred.

SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not expect the adoption of this new accounting pronouncement to have a material impact on its financial position or results of operation.

(u)    Reclassification

Certain reclassification of amounts in prior years has been made to conform with the current year presentation.

(2) COMMITMENTS

(a)    Related Party Transactions

The Company leases one of its facilities from a corporation owned by an officer-director-shareholder of the Company. The lease terminated in December 1999 and required lease payments of $9,000 per month. The Company is currently a tenant at will paying rent of $9,000 a month. Total rent expense for related parties included in the accompanying consolidated statements of operations amounted to $108,000 in each of fiscal years 2005 and 2004.

The Company paid or accrued fees to a director of approximately $24,000 per year for services performed during fiscal 2005 and 2004. Another director is a former partner in a law firm that has performed legal services for the Company during fiscal 2005 and 2004 of approximately $76,400 and $170,000, respectively.

(b)    Operating Lease Commitments

The Company has entered into operating leases for its office space and equipment that expire at various dates through fiscal year 2007. Total future minimum rental payments under all non-cancelable operating leases are approximately $26,000.

Rent expense on operating leases, excluding the related party rent described above, was approximately $55,700 and $55,600 for the years ended June 30, 2005 and 2004, respectively.

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(3)    STOCKHOLDERS’ EQUITY

(a)    Stock Options

During fiscal 1989, the stockholders approved a stock option plan (the “1989 Plan”) for key employees. The 1989 Plan, as amended, authorizes the grant of options of up to 185,000 shares of the Company’s common stock at an exercise price of not less than 100% of the fair market value per share at the date of grant. Options granted vest and are exercisable for periods determined by the Board of Directors, not to exceed 10 years from the date of grant. No shares are available for future grants under the Company’s 1989 Stock Option Plan.

During fiscal 1998, the stockholders approved an incentive plan (the “1997 Incentive Plan”), which provides eligible participants (certain employees, directors, consultants, etc.) the opportunity to receive a broad variety of equity based and cash awards. Options granted vest and are exercisable for periods determined by the Board of Directors, not to exceed 10 years from the date of grant. A total of 1,500,000 shares of common stock have been reserved for issuance under the 1997 Incentive Plan, as amended and restated in fiscal year 2005. Upon the adoption of the 1997 Incentive Plan, no new awards will be granted under the 1989 Plan. At June 30, 2005, 177,153 shares of common stock were available for future grants under the 1997 Incentive Plan.

The following is a summary of transactions in the plans for the two years ended June 30, 2005:

	Number of Shares	Option Price per Share	Weighted Average Exercise Price

Options outstanding, June 30, 2003	116,102	$1.74-75.00	$13.68
Granted	18,336	$1.97	$1.97
Canceled	(2,485)	$4.20-75.00	$27.70

Options outstanding, June 30, 2004	131,953	$1.74-75.00	$11.79
Granted	1,206,000	$0.73 - 0.87	$0 .82
Canceled	(20,418)	$8.25	$8.25

Options outstanding, June 30, 2005	1,317,535	$0 .73-75.00	$1.79

Options exercisable, June 30, 2005	450,635	$0 .73-75.00	$3.67

Options exercisable, June 30, 2004	114,807	$1.74-75.00	$13.11

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The following table summarizes information about stock options outstanding and exercisable at June 30, 2005:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price

$0.73-$0.87	1,206,000	9.95 years	$0.81	346,600	$0.82
$1.74-$4.56	45,096	7.3 years	$3.13	37,596	$3.36
$6.00 - $8.25	10,588	4.72 years	$7.06	10,588	$7.06
$9.38 - $13.13	18,504	1.85 years	$10.93	18,504	$10.93
$16.50	1,042	2.12 years	$16.50	1,042	$16.50
$23.064 - $33.00	34,971	2.95 years	$24.35	34,971	$24.35
$75.00	1,334	5.17 years	$75.00	1,334	$75.00
$0.73 - $75.00	1,317,535	9.51 years	$1.79	450,635	$3.67

In addition, the Company has granted options outside the plans, primarily to directors and a consultant at 100% of the fair market value per share at the date of grant. The weighted average remaining contractual life of the options outside the plans is .04 years as of June 30, 2005. The following is a summary of all transactions outside the plans:

	Number of Shares	Option Price per Share	Weighted Average Exercise Price

Options outstanding and exercisable, June 30, 2003 and 2004	9,168	$7.78-8.25	$8.08

Canceled	(5,834)	$ 8.25	$8.25

Options outstanding and exercisable, June 30, 2005	3,334	$7.78	$7.78

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The Company has computed the pro forma disclosures required under SFAS No. 123 for fiscal 2005 and 2004 using the Black-Scholes option pricing model prescribed by SFAS No. 123 (See Note 1(i)).

The assumptions used for each of the two years in the period ended June 30, 2005 are as follows:

	Year Ended
	2005	2004

Risk-free interest rates	3.84%	3.85%
Expected dividend yield	-	-
Expected lives	5.3 years	7 years
Expected volatility	107%	120%
Weighted average fair value of grants	$0.65	$1.77

On June 13, 2005 the Company issued options to purchase 934,000 shares of common stock at an exercise price of $0.83 per share.   At the date of issuance, 30% of the options vested immediately, and the vesting of the remaining options is subject to achievement of certain financial milestones by the Company.  According to Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," the options described above are subject to variable accounting until the awards are exercised, forfeited, or expire unexercised, which includes periodic measurement of compensation expense based on the intrinsic value of the options.  The compensation cost will be recognized and adjusted quarterly for vested options or ratably over the vesting period for unvested options.  No compensation expense related to these stock options is reflected in the net loss for the year ended June 30, 2005 as all options granted had an exercise price greater than the market value of the underlying common stock as of June 30, 2005.  As long as the options remain outstanding, the compensation adjustment remains subject to ongoing quarterly adjustments based on changes in the market price of the Company's common stock.

(4)    INCOME TAXES

The provision for income taxes in the accompanying consolidated statements of operations consists of the minimum statutory state income tax liability of $912 for each of the two years ended June 30, 2005.

A reconciliation of the federal statutory rate to the Company’s effective tax rate for the two years ended June 30, 2005 is as follows:

	2005	2004
Income tax benefit at federal statutory rate	(34.0)%	(34.0)%

Increase (decrease) in tax resulting from-
State taxes, net of federal benefit	(6.0)	(6.0)
Change in valuation allowance, net of NOL expirations	27.9	30.6
Expiration of state net operating loss carry forwards	11.6	-
Expiration of tax credits	-	7.3
Nondeductible items	2.3	-
Tax credits	-	(1.6)
Other	(1.8)	3.7

Effective tax rate	0.0%	0.0%

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The components of deferred tax assets and liabilities at June 30, 2005 and 2004 are approximately as follows:

	2005	2004
Deferred tax assets:
Net operating loss carryforwards	9,746,000	$8,745,000
Tax credit carryforwards	567,000	497,000
Reserves and accruals not yet deducted for tax purposes	3,870,000	3,849,000
Total deferred tax assets	14,183,000	13,091,000
Valuation allowance	(12,972,000)	(11,943,000)
Subtotal	1,211,000	1,148,000
Deferred tax liabilities:
Accumulated depreciation	(1,211,000)	(1,148,000)

Net deferred taxes	$-	$-

The Company has provided a valuation allowance to reduce the net deferred tax asset to an amount the Company believes is “more likely than not” to be realized. The valuation allowance increased in fiscal 2005 by approximately $1,029,000. Approximately $2,241,000 of the valuation allowance at June 30, 2005 related to the exercise of stock options will be allocated to stockholders’ equity when recognized. As of June 30, 2005, the Company has net operating loss carryforwards for U.S. federal and state income taxes of approximately $25,803,000 and $16,215,000, respectively. The U.S. federal net operating loss carryforwards expire approximately as follows: $697,000 in 2013, $1,512,000 in 2019, $7,154,000 in 2020, $5,554,000 in 2022, $4,054,000 in 2023, $3,250,000 in 2024 and $3,582,000 in 2025. The state net operating loss carryforwards expire approximately as follows: $5,520,000 in 2007, $4,030,000 in 2008, $3,223,000 in 2009 and $3,442,000 in 2010. The tax credit carryforwards expire in 2006 through 2025. Pursuant to the Tax Reform Act of 1986, the utilization of net operating loss carryforwards for tax purposes may be subject to an annual limitation if a cumulative change of ownership of more than 50% occurs over a three-year period. As a result of the 2005 rights offering and subsequent trading activity of the Company's common stock, it is likely that the Company has triggered significant limitations on the utilization of net operating loss carryforwards. In the event that the Company has had a change in ownership, as defined, the utilization of substantially all of the Company’s net operating loss carryforwards will be significantly restricted or eliminated. The Company is currently estimating the impact of such transactions on their net operating loss carryforwards.

(5)    PROVISION FOR RESTRUCTURING

In June 2005, the Company reduced its full-time workforce by approximately 3%, or one employee. As a result of this action, the Company recorded a pretax charge to earnings in the quarter ended June 30, 2005 of $89,512 for employee severance benefits of which $84,501 was paid in the quarter ended June 30, 2005.

In January 2004, the Company reduced its full-time workforce by approximately 15%, or five employees. As a result of this action, the Company recorded a pretax charge to earnings in the quarter ended March 31, 2004 of $52,208 for employee severance benefits.

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The following table sets forth the rollforward of provisions and cash payments associated with the restructuring reserve:

Reserve For
Employee Severance

Reserve Balance, June 30, 2003	$-

Total Provision	52,208
Cash Payments	(52,208)

Reserve Balance, June 30, 2004	$-

Total Provision	89,512
Cash Payments	(84,501)

Reserve Balance, June 30, 2005	$5,011

(6)   PROVISION FOR INVENTORY WRITE-DOWN

The Company determined that certain inventories of telecommunications and medical products would not be sold within the Company’s business cycle or the products’ life cycle. Consequently, the Company recorded, in cost of goods sold, a provision for excess and obsolete inventory of approximately $401,900 and $500,000 during the years ended June 30, 2005 and 2004, respectively.

(7)   PROFIT SHARING PLAN

The Company has a defined contribution 401K profit sharing plan. Employer profit sharing and matching contributions to the plan are discretionary. No employer profit sharing contributions were made to the plan in fiscal years 2005 and 2004. Employer matching contributions to the plan amounted to $35,310 and $29,972 for fiscal years 2005 and 2004, respectively.

(8)   RIGHTS OFFERING

In July 2004, the Company completed a rights offering to stockholders of record on June 7, 2004 by issuing 5,256,159 shares of common stock at a price of $1.00 per share. Net cash proceeds to the Company (after offering costs of $222,175) were $5,033,984.

The costs of the rights offering estimated to have been incurred through June 30, 2004 of $171,885, were deferred and are included in the caption “deferred financing costs” in the accompanying consolidated balance sheets as of June 30, 2004. The actual offering costs of $222,175 have been charged against additional paid-in capital in the accompanying consolidated balance sheets as of June 30, 2005.

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(9)   SUBSEQUENT EVENT

In July 2005, the Company sold equipment previously used in its telecommunications business for $180,000, recognizing a gain of approximately $166,000, which will be recorded in the quarter ending September 30, 2005.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A. CONTROLS AND PROCEDURES

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

ITEM 8B. OTHER INFORMATION

None.

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT:

The Company will furnish to the Securities and Exchange Commission a definitive Proxy Statement (the “Proxy Statement”) not later than 120 days after the close of its fiscal year ended June 30, 2005. The information required by this item, other than with respect to the Company’s Corporate Code of Ethics and Conduct, is incorporated herein by reference to the Proxy Statement.

A copy of the Company’s Corporate Code of Ethics and Conduct applicable to all employees, officers and directors of the Company is filed as Exhibit 14.1 to this report and can be obtained free of charge by contacting the Company’s Clerk, c/o Precision Optics Corporation, 22 East Broadway, Gardner, Massachusetts 01440.

ITEM 10.  EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to the Proxy Statement.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is incorporated herein by reference to the Proxy Statement.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

10.1	Precision Optics Corporation, Inc. 1989 Stock Option Plan amended to date[7]
10.2	Three separate life insurance policies on the life of Richard E. Forkey.[3]
10.3	Amended and Restated Precision Optics Corporation, Inc. 1997 Incentive Plan.[9]

10.4	Securities Purchase Agreement dated as of March 13, 2000 by and among the Company and the Purchasers as defined therein (excluding exhibits) [4]
14.1	Corporate Code of Ethics and Conduct
21	Subsidiaries of Precision Optics Corporation, Inc.[8]
23.1	Consent of KPMG LLP
23.2	Consent of Vitale Caturano & Company Ltd.
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a)/15d-14(a)
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a)/15d-14(a)
32.1	Certification of Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) and 18 U.S.C. 1350.

1 Incorporated herein by reference to the Company’s Quarterly Report for the quarter ended December 31, 2002 on Form 10-QSB (No. 001-10647).
2 Incorporated herein by reference to the Company’s 1991 Annual Report on Form 10-KSB (No. 001-10647).
3 Incorporated herein by reference to the Company’s Registration Statement on Form S-1 (No. 33-36710-B).
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

 ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated herein by reference to the Proxy Statement.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRECISION OPTICS CORPORATION, INC.

Date: September 28, 2005	By:	/s/ Richard E. Forkey
Richard E. Forkey
Chairman of the Board, Chief Executive Officer, President and Treasurer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Richard E. Forkey	By:	/s/ R. Michael Arbon
	Richard E. Forkey President, Treasurer and executive officer)		R. Michael Arbon Chief Financial Officer (principal financial and accounting officer)

Date: September 28, 2005		Date: September 28, 2005

By:	/s/ Joel R. Pitlor	By:	/s/ Edward A. Benjamin
	Joel R. Pitlor Director		Edward A. Benjamin Director

Date: September 28, 2005		Date: September 28, 2005

By:	/s/ Robert R. Shannon	By:	/s/ Donald A. Major
	Robert R. Shannon Director		Donald A. Major Director

Date: September 28, 2005		Date: September 28, 2005