Form 10QSB
period 2005-09-30
PRECISION OPTICS CORPORATION INC
filed 2005-11-14
CIK 867840

FORM 10-QSB

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

The number of shares outstanding of issuer's common stock, par value $.01 per share, at October 31, 2005 was 7,008,212 shares.

Transitional Small Business Disclosure Format (check one):

Yes ☐ No ☒

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

INDEX

		Page
PART I.	FINANCIAL INFORMATION:

Item 1	Consolidated Financial Statements (Unaudited)

	Consolidated Balance Sheets -
	September 30, 2005 and June 30, 2005	3

	Consolidated Statements of Operations -
	Three Months Ended September 30, 2005 and
	September 30, 2004	4

	Consolidated Statements of Cash Flows -Three Months Ended
	September 30, 2005 and September 30, 2004	5

	Notes to Consolidated Financial Statements	6-10

Item 2	Management's Discussion and Analysis of Financial Condition
	and Results of Operations	11-18

Item 3	Controls and Procedures	19

PART II.	OTHER INFORMATION	20

Items 1-5	Not Applicable

Item 6	Exhibits

Item 1

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

ASSETS

CURRENT ASSETS	September 30, 2005	June 30, 2005
Cash and Cash Equivalents	$1,632,318	$2,171,693
Accounts Receivable, net	210,602	177,031
Inventories, net	597,847	599,619
Prepaid Expenses	95,898	62,422
Total Current Assets	2,536,665	3,010,765
PROPERTY AND EQUIPMENT
Machinery and Equipment	3,490,022	3,539,205
Leasehold Improvements	553,595	553,596
Furniture and Fixtures	96,831	96,831
Vehicles	42,343	42,343
Less: Accumulated Depreciation	(4,079,887)	(4,092,202)
Net Property and Equipment	102,904	139,773
OTHER ASSETS
Cash surrender value of life insurance policies	16,440	16,440
Patents, net	206,059	201,627
Total Other Assets	222,499	218,067
TOTAL ASSETS	$2,862,068	$3,368,605
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts Payable	$235,696	160,593
Customer Advances	-	18,000
Accrued Employee Compensation	171,870	208,851
Accrued Professional Services	100,594	74,000
Other Accrued Liabilities	64,184	57,566
Total Current Liabilities	572,344	519,010

STOCKHOLDERS' EQUITY
Common Stock, $.01 par value-
Authorized -- 20,000,000 shares
Issued and Outstanding - 7,008,212 shares
at September 30, 2005 and at June 30, 2005	70,082	70,082
Additional Paid-in Capital	32,751,597	32,751,597
Accumulated Deficit	(30,531,955)	(29,972,084)
Total Stockholders' Equity	2,289,724	2,849,595

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$2,862,068	$3,368,605

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED
SEPTEMBER 30, 2005 AND SEPTEMBER 30, 2004
(UNAUDITED)

	Three Months Ended September 30,
	2005	2004

REVENUES	$419,582	$263,810

COST OF GOODS SOLD	521,501	356,015

Gross Loss	(101,919)	(92,205)

RESEARCH and DEVELOPMENT EXPENSES	208,111	356,406
SELLING, GENERAL and
ADMINISTRATIVE EXPENSES	424,688	497,439

GAIN ON SALE OF ASSETS	(165,700)	-

Total Operating Expenses	467,099	853,845

Operating Loss	(569,018)	(946,050)

INTEREST INCOME	9,147	12,592

Net Loss	$(559,871)	$(933,458)

Basic and Diluted Loss Per Share	$(0.08)	$(0.16)

Weighted Average Common Shares Outstanding -	7,008,212	5,979,832
Basic and Diluted

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED
SEPTEMBER 30, 2005 AND 2004
(UNAUDITED)

	Three Months Ended September 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(559,871)	$(933,458)

Adjustments to Reconcile Net Loss to Net Cash
Used In Operating Activities -
Depreciation and Amortization	41,382	49,665
Gain on Disposal of Asset	(165,700)	-
Provision for Inventory Write-Down	-	57,300
Changes in Operating Assets and Liabilities-
Accounts Receivable,	(33,571)	(25,929)
Inventories	1,772	44,236
Prepaid Expenses	(33,476)	(44,622)
Accounts Payable	75,103	131,269
Other Accrued Expenses	(3,769)	(32,953)

Net Cash Used In Operating Activities	(678,130)	(754,492)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of Property and Equipment	(8,017)	(1,312)
Proceeds from Disposal of Asset, net	162,000	-
Increase in Other Assets	(15,229)	(5,724)
Net Cash Provided By (Used In) Investing Activities	138,755	(7,036)

CASH FLOWS FROM FINANCING ACTIVITIES:
Gross Proceeds from Rights Offering	-	5,256,159
Payment of Deferred Financing Costs	-	(104,417)
Net Cash Provided By Financing Activities	-	5,151,742
NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS	(539,375)	4,390,214
CASH AND CASH EQUIVALENTS AT BEGINNING
OF PERIOD	2,171,693	343,260

CASH AND CASH EQUIVALENTS AT END
OF PERIOD	$1,632,318	$4,733,474

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
Cash Paid for-
Interest	$-	$-
Income Taxes	$912	$912

PRECISION OPTICS CORPORATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Operations

The accompanying consolidated financial statements include the accounts of Precision Optics Corporation, Inc. and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

These consolidated financial statements have been prepared by the Company, without audit, and reflect normal recurring adjustments which, in the opinion of management, are necessary for a fair statement of the results of the first quarter of the Company's fiscal year 2006. These consolidated financial statements do not include all disclosures associated with annual consolidated financial statements and, accordingly, should be read in conjunction with footnotes contained in the Company's consolidated financial statements for the year ended June 30, 2005 together with the Report of Independent Registered Public Accounting Firm filed under cover of the Company's 2005 Annual Report on Form 10-KSB.

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

In the past four fiscal years, the Company has implemented a number of restructuring and cost saving measures in an effort to align costs with revenues and strengthen financial performance. Most recently, savings were achieved through reduced professional fees, workforce reduction of one full-time employee and changing the CFO role to part-time, and through reduced premiums of the Company’s general insurance. In addition, the Company will continue its review of other expense areas to determine where additional reductions in discretionary spending can be achieved.

The Company’s current sources of liquidity consist of its cash and cash equivalents and accounts receivable. At September 30, 2005 the Company had $1,632,318 in cash and cash equivalents and $210,602 in accounts receivable.

The Company expects its recent pattern of quarter-to-quarter revenue fluctuations to continue, due to the uncertain timing of individual orders and their size in relation to total revenues. The Company remains confident in the value of its technology and expertise both in medical and surgical applications and elsewhere. In addition, despite strict controls on R&D spending, the Company continues developing new products and researching technical innovations.

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

Use of Estimates

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

Loss Per Share

Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. For the three months ended September 30, 2005 and 2004, the effect of stock options and warrants was antidilutive; therefore, they were not included in the computation of diluted loss per share. The number of shares issuable upon the exercise of outstanding stock options and warrants that were excluded from the computation as their effect would be antidilutive were approximately 1,316,783 and 217,914 for the three months ended September 30, 2005 and 2004, respectively.

Revenue Recognition

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

Revenues for industrial and medical products sold in the normal course of business are recognized upon shipment when delivery terms are FOB shipping point and all other revenue recognition criteria have been met. Services that the Company provides to customers consist of repairs and engineering design and development. Recognition of service revenue occurs (assuming all other revenue recognition criteria have been met) upon delivery to the customer of the repaired product. Contract revenues, where the period of performance extends beyond six months, including revenues from customer-sponsored research and development contracts, are recognized under the percentage-of-completion method. The percentage of completion is determined by computing the percentage of the actual cost of work performed to the anticipated total contract costs, or on the basis of units shipped. When the estimate of a contract indicates a loss, the Company’s policy is to record the entire estimated loss in the current period. Gross shipping charges reimbursable from customers, to deliver product, are insignificant and are included in Revenues, while shipping costs are shown in Selling, General and Administrative Expenses section of the Consolidated Statement of Operations.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.

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

The Company is evaluating the requirements of SFAS 123R and has not determined its method of adoption or the impact on its financial position or the results of operations. See Note 3 for information related to the pro forma effects on the Company's reported net loss and net loss per share of applying the fair value recognition provisions of the previous SFAS 123 to stock-based employee compensation.

2.	INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

	September 30, 2005	June 30, 2005

Raw Materials	$205,828	$181,548

Work-In-Progress	181,034	185,047

Finished Goods	210,985	233,024

Total Inventories	$597,847	$599,619

3.	STOCK-BASED COMPENSATION

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

No stock-based employee compensation cost is reflected in net loss, as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:

	3 Months Ended September 30

	2005	2004
Net loss, as reported	$(559,871)	$(933,458)

Add: Total stock-based employee compensation expense determined under fair value based method for all awards	(107,272)	(9,212)
Pro forma net loss	$(667,143)	$(942,670)

Net loss per share:
As reported - basic and diluted	(.08)	(.16)

Pro forma - basic and diluted	$(.10)	$(.16)

The Company has computed the pro forma disclosures required under SFAS No. 123 for fiscal 2005 and 2004 using the Black-Scholes option pricing model prescribed by SFAS No. 123 (See Note 1).

The assumptions used for the three months ended September 30, 2005 are as follows:

2005
Risk-free interest rates	3.84%
Expected dividend yield	-
Expected lives	5.3 years
Expected volatility	107%
Weighted average fair value of grants	$0.60

No options were granted in the three months ended September 30, 2004.

On June 13, 2005 the Company issued options to purchase 934,000 shares of common stock at an exercise price of $0.83 per share.   At the date of issuance, 30% of the options vested immediately, and the vesting of the remaining options is subject to achievement of certain financial milestones by the Company.  According to Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," the options described above are subject to variable accounting until the awards are exercised, forfeited, or expire unexercised, which includes periodic measurement of compensation expense based on the intrinsic value of the options.  The compensation cost will be recognized and adjusted quarterly for vested options or ratably over the vesting period for unvested options.  No compensation expense related to these stock options is reflected in the net loss for the quarter ended September 30, 2005 as all options granted had an exercise price greater than the market value of the underlying common stock as of September 30, 2005.  As long as the options remain outstanding, the compensation adjustment remains subject to ongoing quarterly adjustments based on changes in the market price of the Company's common stock.

4.	Sale of Equipment

In June 2005 the Company received an $18,000 deposit towards the sale of equipment previously used in its discontinued telecommunications business and in July 2005 recognized the sale of this equipment for $180,000, resulting in a gain of $165,700 in the quarter ending September 30, 2005.

Item 2

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

Management's Discussion and Analysis of Financial
Condition and Results of Operations

Important Factors Regarding Forward-Looking Statements

When used in this discussion, the words “believes”, “anticipates”, “intends to”, and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected. These risks and uncertainties, many of which are not within the Company’s control, include, but are not limited to, the uncertainty and timing of the successful development of the Company’s new products, the risks associated with reliance on a few key customers; the Company’s ability to regain and maintain compliance with requirements for continued listing on the Nasdaq Capital Market; the Company’s ability to attract and retain personnel with the necessary scientific and technical skills, the timing and completion of significant orders; the timing and amount of the Company’s research and development expenditures; the timing and level of market acceptance of customers’ products for which the Company supplies components; performance of the Company’s vendors; the ability of the Company to control costs associated with performance under fixed price contracts; and the continued availability to the Company of essential supplies, materials and services; which are described further below under “Factors that May Affect Future Results and Market Price of Stock.” Readers are cautioned not to place undue reliance on these forward looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the result of any revision to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Overview

Precision Optics Corporation, a developer and manufacturer of advanced optical instruments since 1982, designs and produces high-quality optical thin film coatings, medical instruments, and other advanced optical systems including micro-optics with dimensions as small as 200 microns. The Company’s medical instrumentation line includes laparoscopes, arthroscopes and endocouplers and a world-class product line of 3-D endoscopes for use in minimally invasive surgical procedures.

The Company continues to develop its new line of endoscopes based on unique, patent pending lenslock™ technology. This has resulted in the recent completion of a number of prototype instruments. The Company has received first production orders for these newly redesigned scopes and is now initiating discussions with leading companies in the endoscopy market.

The Company is now manufacturing ultra-small lenses, prisms, and assemblies with sizes ranging from 0.2 mm to 1 mm, for a number of customers. The Company is also in discussions with several customers regarding manufacturing of prototypes of similar products. These optical components and instruments utilize a variety of innovative techniques including the Company’s patent-pending micro-precisionTM lens technology.

The Company recently completed a partnership effort for the proprietary development of a new class of night vision lenses including a new patent-pending eyepiece lens. With prototypes completed, the product incorporating the Company’s new night vision lenses is currently being evaluated for need and use, including field testing. The Company is also exploring new initiatives in single-molecule technology and nanotechnology for biomedical and other applications.

The Company is currently developing specialty instruments incorporating its patent-pending LENSLOCK™ technology which ensures lower cost, easier repairability and enhanced durability. The Company is also aggressively pursuing ultra-small instruments (some with lenses less than one millimeter in diameter) utilizing patent-pending micro-precision™ lens technology. The Company is also exploring new initiatives in single-molecule technology and nanotechnology for biomedical and other applications.

Precision Optics Corporation is certified to the ISO 9001 Quality Standard, and complies with the FDA Good Manufacturing Practices and the European Union Medical Device Directive for CE Marking of its medical products. The Company’s Internet Website is www.poci.com.

The areas in which the Company does business are highly competitive and include both foreign and domestic competitors. Many of the Company’s competitors are larger and have substantially greater resources than the Company. Furthermore, other domestic or foreign companies, some with greater experience in the optics industry and greater financial resources than the Company, may seek to produce products or services that compete with those of the Company. The Company uses third party production facilities overseas to produce key components for the Company’s business, such as lenses. The Company believes that the cost savings from such production is essential to the Company’s ability to compete on a price basis in the medical products area particularly and to the Company’s profitability generally.

The Company believes that competition for sales of its medical products, which have been principally sold to original equipment manufacturer (OEM) customers, is based on performance and other technical features, as well as other factors, such as scheduling and reliability, in addition to competitive price.

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

Revenues for industrial and medical products sold in the normal course of business are recognized upon shipment when delivery terms are FOB shipping point and all other revenue recognition criteria have been met. Services that the Company provides to customers consist of repairs and engineering design and development. Recognition of service revenue occurs (assuming all other revenue recognition criteria have been met) upon delivery to the customer of the repaired product. Contract revenues, where the period of performance extends beyond six months, including revenues from customer-sponsored research and development contracts, are recognized under the percentage-of-completion method. The percentage of completion is determined by computing the percentage of the actual cost of work performed to the anticipated total contract costs, or on the basis of units shipped. When the estimate of a contract indicates a loss, the Company’s policy is to record the entire estimated loss in the current period. Gross shipping charges reimbursable from customers, to deliver product, is insignificant and included in Revenues, while shipping costs are shown in Selling, General and Administrative Expenses section of the Consolidated Statement of Operations.

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

Results of Operations

Total revenues for the quarter ended September 30, 2005 (the first quarter of fiscal year 2006) increased by approximately $156,000 or 59.0% from the same period in the prior year.
The increase was due primarily to higher sales of medical products (up by approximately $70,000, or 29%), and higher sales of non-medical products (up by approximately $84,000, or 463%). Sales of medical products were higher due primarily to higher sales of micro-lenses, autoclavable endoscopes and autoclavable couplers. Non-medical product sales were higher due primarily to higher sales of industrial filters and non-medical camera couplers.

Revenues from the Company’s largest customers, as a percentage of total revenues for the three months ended September 30, 2005 and 2004, were as follows:

	2005	2004
Customer A	15	37
Customer B	15	11
Customer C	-	-
All Others	70	52
	100%	100%

No other customer accounted for more than 10% of the Company’s revenues during those periods.

At September 30, 2005, receivables from the Company’s two largest customers were approximately 19% and 15%, respectively, of the total net accounts receivable. At June 30, 2005, receivables from the Company’s largest customers were approximately 19%, 16%, and 10%, respectively of the total net accounts receivable. No other customer accounted for more than 10% of the Company’s receivables as of September 30, 2005 and June 30, 2005.

Gross profit/(loss) for the quarter ended September 30, 2005 as a percentage of revenues decreased from a negative 35.0% for the quarter ended September 30, 2004 to a negative 24.3% in the current quarter. The favorable change in gross profit was due primarily to higher sales volume.

Research and development expenses decreased by approximately $148,000, or 41.6%, for the quarter ended September 30, 2005, compared to the same period last year. Quarterly research and development expenses depend on the Company’s assessment of new product opportunities.

Selling, general and administrative expenses decreased by approximately $73,000, or 14.6% for the quarter ended September 30, 2005 compared to the same period last year. Savings were achieved through reduced professional fees, changing the CFO role to part-time, and through reduced premiums from changing the Company’s general insurance provider.

Interest income decreased by approximately $3,400, or 27.4% for the quarter ended September 30, 2005 compared to the previous year. The decrease was due to the lower base of cash and cash equivalents.

No income tax provision was recorded in the first quarter of fiscal year 2006 or 2005 because of the losses generated in those periods.

Liquidity and Capital Resources

For the three months ended September 30, 2005, the Company’s cash and cash equivalents decreased by $539,375 to $1,632,318. The decrease in cash was due primarily from cash used in operating activities of $678,130, capital expenditures of $8,017, and patent costs of $15,229. The decrease in cash was partially offset by proceeds of $162,000 received from the sale of equipment previously used in its discontinued telecommunication business.

The Company believes, based on its operating and strategic plans and the cash held by the Company, that it will have sufficient funds to conduct operations through at least the next twelve months. We will likely need to raise additional capital in the near term to fund our operations, in particular, to support our ongoing product development activities. We may seek funding through additional public or private equity offerings, debt or other strategic financings or agreements with customers or vendors. Additional financing may not be available to us when needed, or, if available, may not be available on favorable terms. If we cannot obtain adequate financing on acceptable terms when such financing is required, our business will be adversely affected.

Contractual cash commitments for the fiscal years subsequent to September 30, 2005 are summarized as follows:

	2006	2007	Thereafter	Total

Operating leases	$18,088	$741	$1,111	$19,940

The Company provides a standard one-year warranty on materials and workmanship to its customers. The Company provides for estimated warranty costs at the time product revenue is recognized. Warranty costs are included as a component of cost of goods sold in the accompanying consolidated statements of operations. For the three month periods ended September 30, 2005 and 2004, warranty costs were not significant.

Trends and Uncertainties That May Affect Future Results

For the quarter ended September 30, 2005, the Company’s cash and cash equivalents decreased by $539,375, compared to $866,229 for the previous quarter ended June 30, 2005. The decrease in cash usage is attributable primarily to higher cash collections in the quarter ended September 30, 2005, resulting from higher sales in that quarter, and the timing of cash receipts from customers, and the receipt of $162,000 from the sale of equipment previously used in its discontinued telecommunication business.

Capital equipment expenditures during the quarter ended September 30, 2005 were $8,017, up from approximately $1,000 from the same period in 2004. Future capital expenditures will depend on future sales and the success of ongoing research and development efforts.

For the quarter ended September 30, 2005, research and development expenses were $208,111 down 42% from $356,406 a year earlier. The level of future quarterly R&D expenses will ultimately depend on the Company’s assessment of new product opportunities and available cash resources.

The Company expects its recent pattern of quarter-to-quarter revenue fluctuations to continue, due to the uncertain timing or orders from customers and their size in relation to total revenues. The Company continues to move forward with new products and technical innovations, in particular, the development of a new generation (patent pending) of its world-class product line of 3-D endoscopes, the extension of lenslock™ technology (patent pending) to its entire line of endoscopes, and new instruments utilizing the Company’s micro-precisionTM lens technology (patent pending) for endoscopes under 1 mm. The Company continues to explore potential applications of single-molecule technology and nanotechnology.

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

PRECISION OPTICS CORPORATION, INC.

DATE: November 14, 2005	BY:	/s/ R. MICHAEL ARBON
R. Michael Arbon
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