Form 10QSB
period 2005-12-31
PRECISION OPTICS CORPORATION INC
filed 2006-02-14
CIK 867840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2005

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

Yes ☐ No ☒

The number of shares outstanding of issuer's common stock, par value $.01 per share, at January 31, 2006 was 7,008,212 shares.

Transitional Small Business Disclosure Format (check one):
Yes ☐  No ☒

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

Item 1

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

ASSETS

CURRENT ASSETS	December 31, 2005	June 30, 2005
Cash and Cash Equivalents	$909,452	$2,171,693
Accounts Receivable, net	312,490	177,031
Inventories, net	530,855	599,619
Prepaid Expenses	82,925	62,422
Total Current Assets	1,835,722	3,010,765

PROPERTY AND EQUIPMENT
Machinery and Equipment	3,490,021	3,539,205
Leasehold Improvements	553,596	553,596
Furniture and Fixtures	96,831	96,831
Vehicles	42,343	42,343
Less: Accumulated Depreciation	(4,110,472)	(4,092,202)
Net Property and Equipment	72,319	139,773

OTHER ASSETS
Cash surrender value of life insurance policies	16,440	16,440
Patents, net	211,604	201,627
Total Other Assets	228,044	218,067
TOTAL ASSETS	$2,136,085	$3,368,605

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable	186,739	160,593
Customer Advances	5,800	18,000
Accrued Employee Compensation	189,588	208,851
Accrued Professional Services	45,500	74,000
Other Accrued Liabilities	55,126	57,566
Total Current Liabilities	482,753	519,010

STOCKHOLDERS' EQUITY
Common Stock, $.01 par value-
Authorized -- 20,000,000 shares
Issued and Outstanding - 7,008,212 shares
at December 31, 2005 and at June 30, 2005	70,082	70,082
Additional Paid-in Capital	32,751,597	32,751,597
Accumulated Deficit	(31,168,347)	(29,972,084)
Total Stockholders' Equity	1,653,332	2,849,595
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,136,085	$3,368,605

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED
DECEMBER 31, 2005 AND 2004
(UNAUDITED)

	Three Months Ended December 31,		Six Months Ended December 31,
	2005	2004	2005	2004

REVENUES	$529,195	$397,522	$948,777	$661,332

COST OF GOODS SOLD	487,123	572,940	1,008,623	928,955
Gross Profit / (Loss)	42,072	(175,418)	(59,846)	(267,623)

RESEARCH and DEVELOPMENT	269,159	223,069	477,270	579,475
SELLING, GENERAL and ADMINISTRATIVE EXPENSES	415,571	436,727	840,259	934,166

GAIN ON SALE OF ASSETS	—	—	(165,700)	—
Total Operating Expenses	684,730	659,796	1,151,829	1,513,641

Operating Loss	(642,658)	(835,214)	(1,211,675)	(1,781,264)

INTEREST INCOME	6,266	14,335	15,412	26,927
Net Loss	$(636,392)	$(820,879)	$(1,196,263)	$(1,754,337)
Basic and Diluted Loss Per Share	$(0.09)	$(0.12)	$(0.17)	$(0.27)
Weighted Average Common Shares Outstanding - Basic and Diluted	7,008,212	7,008,212	7,008,212	6,494,022

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDEDDECEMBER 31, 2005 AND 2004
(UNAUDITED)

	Six Months
	Ended December 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(1,196,263)	$(1,754,337)
Adjustments to Reconcile Net Loss to Net Cash
Used In Operating Activities -
Depreciation and Amortization	83,396	107,777
Gain on Disposal of Asset	(165,700)	—
Provision for Inventory Write-Down	38,600	149,000
Changes in Operating Assets and Liabilities-
Accounts Receivable, net	(135,458)	(67,836)
Inventories	30,164	36,077
Prepaid Expenses	(20,503)	(36,702)
Accounts Payable	26,146	32,017
Customer Advances	5,800	14,940
Other Accrued Expenses	(50,203)	11,008
Net Cash Used In Operating Activities	(1,384,021)	(1,508,056)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of Property and Equipment	(8,017)	(26,039)
Proceeds from Disposal of Asset, net	162,000	—
Increase in Other Assets	(32,203)	(9,695)
Net Cash Provided By (Used In) Investing Activities	121,780	(35,734)

CASH FLOWS FROM FINANCING ACTIVITIES:
Gross Proceeds from Rights Offering	—	5,256,159
Payment of Deferred Financing Costs	—	(158,598)
Net Cash Provided By Financing Activities	—	5,097,561
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,262,241)	3,553,771
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,171,693	343,260
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$909,452	$3,897,031
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash Paid for-
Interest	$—	$—
Income Taxes	$912	$912

PRECISION OPTICS CORPORATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Operations

The accompanying consolidated financial statements include the accounts of Precision Optics Corporation, Inc. and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

These consolidated financial statements have been prepared by the Company, without audit, and reflect normal recurring adjustments which, in the opinion of management, are necessary for a fair statement of the results of the first half of the Company's fiscal year 2006. These consolidated financial statements do not include all disclosures associated with annual consolidated financial statements and, accordingly, should be read in conjunction with footnotes contained in the Company's consolidated financial statements for the year ended June 30, 2005 together with the Report of Independent Registered Public Accounting Firm filed under cover of the Company's 2005 Annual Report on Form 10-KSB.

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

The Company’s current sources of liquidity consist of its cash and cash equivalents and accounts receivable. At December 31, 2005 the Company had $909,452 in cash and cash equivalents and $312,490 in accounts receivable.

The Company remains confident in the value of its technology and expertise both in medical and surgical applications and elsewhere. In addition, despite strict controls on R&D spending, the Company continues developing new products and researching technical innovations.

The Company believes that the recent introduction of several new products, along with new and ongoing customer relationships, will generate additional revenues, which are required in order for the Company to achieve profitability. In the coming months the Company will continue to focus its efforts on marketing products recently introduced or redesigned. The Company believes that these marketing activities, if successful, will result in the continuation of its recent pattern of sales growth.

The Company is actively seeking additional funds through equity or debt financing.  While there can be no assurance that such funds will be available on satisfactory terms, or at all, the Company is currently engaged in discussions with a number of potential investors who have indicated an ability to and potential interest in making an investment in the near term.  If the Company is unable to obtain additional funds in the near future it may have to delay, scale back or eliminate some or all of its marketing, development and production activities.

In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts shown in the accompanying unaudited consolidated balance sheet is dependent upon the continued operations of the Company. The unaudited consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue its operations in their present form.

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

Loss Per Share

Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. For the three and six months ended December 31, 2005 and 2004, the effect of stock options was antidilutive; therefore, they were not included in the computation of diluted loss per share. The number of shares issuable upon the exercise of outstanding stock options that were excluded from the computation as their effect would be antidilutive were approximately 1,316,783 and 215,014 for the three months ended December 31, 2005 and 2004, respectively, and approximately 1,336,783 and 216,890 for the six months ended December 31, 2005.

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

The sales price of products and services sold is fixed and determinable after receipt and acceptance of a customer’s purchase order or properly executed sales contract, typically before any work is performed. Management reviews each customer purchase order or sales contract to determine that the work to be performed is specified and there are no unusual terms and conditions which would raise questions as to whether the sales price is fixed or determinable. The Company assesses credit worthiness of customers based upon prior history with the customer and assessment of financial condition. Accounts receivable are stated at the amount management expects to collect from outstanding balances. An allowance for doubtful accounts is provided for that portion of accounts receivable considered to be uncollectible, based upon historical experience and management’s evaluation of outstanding accounts receivable at the end of the year. Bad debts are written off against the allowance when identified.

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

2.	INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

	December 31, 2005	June 30, 2005

Raw Materials	$291,397	$181,548
Work-In-Progress	139,592	185,047
Finished Goods	99,866	233,024
Total Inventories	$530,855	$599,619

3.	STOCK-BASED COMPENSATION

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

No stock-based employee compensation cost is reflected in net loss, as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:

	Three Months Ended December 31,		Six Months Ended December 31,
	2005	2004	2005	2004
Net loss, as reported	$(636,392)	$(820,879)	$(1,196,263)	$(1,754,337)
Add: Total stock-based employee compensation expense determined under fair value based method for all awards	(90,397)	(22,100)	(197,679)	(31,312)
Pro forma net loss	$(726,789)	$(842,979)	$1,393,942	$1,785,649

Net loss per share:
As reported - basic and diluted	$(.09)	$(.12)	$(.17)	$(.27)
Pro forma - basic and diluted	$(.10)	$(.12)	$(.20)	$(.27)

The Company has computed the pro forma disclosures required under SFAS No. 123 for fiscal 2005 and 2004 using the Black-Scholes option pricing model prescribed by SFAS No. 123 (See Note 1).

The assumptions used for grants during the six months ended December 31, 2005 and 2004 are as follows:

	2005	2004
Risk-free interest rates	4.07%	3.84%
Expected dividend yield	—	—
Expected lives	5.3 years	5.3 years
Expected volatility	107%	107%
Weighted average fair value of grants	$0.37	$0.60

On June 13, 2005 the Company issued options to purchase 934,000 shares of common stock at an exercise price of $0.83 per share.  At the date of issuance, 30% of the options vested immediately, and the vesting of the remaining options is subject to achievement of certain financial milestones by the Company.  According to Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," the options described above are subject to variable accounting until the awards are exercised, forfeited, or expire unexercised, which includes periodic measurement of compensation expense based on the intrinsic value of the options.  The compensation cost will be recognized and adjusted quarterly for vested options or ratably over the vesting period for unvested options.  No compensation expense related to these stock options is reflected in the net loss for the quarter ended December 31, 2005 as all options granted had an exercise price greater than the market value of the underlying common stock as of December 31, 2005.  As long as the options remain outstanding, the compensation adjustment remains subject to ongoing quarterly adjustments based on changes in the market price of the Company's common stock.

4.	SALE OF EQUIPMENT

In June 2005 the Company received an $18,000 deposit towards the sale of equipment previously used in its discontinued telecommunications business. In July 2005, the Company completed the transaction with the receipt of an additional $162,000, recognizing the sale of equipment for $180,000 and a gain of $165,700 in the quarter ending September 30, 2005.

Item 2

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

Management's Discussion and Analysis of Financial
Condition and Results of Operations

Important Factors Regarding Forward-Looking Statements
When used in this discussion, the words “believes”, “anticipates”, “intends to”, and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected. These risks and uncertainties, many of which are not within the Company’s control, include, but are not limited to, the uncertainty and timing of the successful development of the Company’s new products decisions by customers to place orders for the Company's products, the risk that investors will not be willing to provide the Company additional funding on reasonable terms or at all, the risks associated with reliance on a few key customers; the Company’s ability to attract and retain personnel with the necessary scientific and technical skills; the timing and completion of significant orders; the timing and amount of the Company’s research and development expenditures; the timing and level of market acceptance of customers’ products for which the Company supplies components; performance of the Company’s vendors; the ability of the Company to control costs associated with performance under fixed price contracts; and the continued availability to the Company of essential supplies, materials and services; which are described further below under “Factors that May Affect Future Results and Market Price of Stock.” Readers are cautioned not to place undue reliance on these forward looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the result of any revision to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

The Company has continued development of its new line of endoscopes based on unique, patent pending Lenslock™ technology. Having completed the development cycle of several products, and delivery of initial production orders, the Company is currently holding discussions for significant unit volume orders with leading companies in the endoscopy market.

The Company is now manufacturing ultra-small lenses, prisms and assemblies with sizes ranging from 0.2 mm to 1 mm, for a number of customers. The Company is also in discussions with several customers regarding manufacturing of prototypes of similar products. These optical components and instruments utilize a variety of innovative techniques including the Company’s patent-pending micro-precision™ lens technology. The Company is also exploring new initiatives in single-molecule technology and nanotechnology for biomedical and other applications.

The Company has recently completed a partnership effort for the proprietary development of a new class of night vision lenses including a new patent-pending eyepiece lens. With prototypes completed, the product incorporating the Company’s new night vision lenses is currently being evaluated for need and use, including field testing. The Company cannot control the timing of current evaluations and cannot therefore predict when its developed prototypes in night vision lenses might begin to generate revenue. Should the Company’s customer secure orders for its night vision system, the partnership agreement ensures the Company will either be contracted to manufacture the new lenses, or will receive royalties on lenses manufactured elsewhere.

The Company is currently developing specialty instruments incorporating its patent-pending Lenslock™ technology which ensures lower cost, easier repairability and enhanced durability. The Company is also aggressively pursuing ultra-small instruments (some with lenses less than one millimeter in diameter) utilizing patent-pending micro-precision™ lens technology. During the last quarter the Company has begun to demonstrate the advantages of its Lenslock™ technology with several potential customers, whose required volume would be very significant to the Company, and has received favorable indications of interest. Although the Company feels confident about the possibilities of marketplace acceptance of its Lenslock™ technology, it cannot predict when orders of significant volume might be received.

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

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

Results of Operations

Total revenues for the quarter ended December 31, 2005 increased by approximately $131,700 or 33% from the same period in the prior year. The increase was due primarily to higher sales of medical products (up by approximately $120,000, or 42%). Sales of medical products were higher due primarily to stronger sales of micro-lenses, autoclavable endoscopes and autoclavable couplers.

Revenues from the Company’s largest customers, as a percentage of total revenues for the six months ended December 31, 2005 and 2004, were as follows:

	2005	2004
Customer A	18	30
Customer B	15	10
All Others	67	60
	100%	100%

No other customer accounted for more than 10% of the Company’s revenues during those periods.

At December 31, 2005, receivables from the Company’s two largest customers were approximately 21% and 17%, respectively, of the total net accounts receivable. At June 30, 2005, receivables from the Company’s largest customers were approximately 19%, 16%, and 10%, respectively of the total net accounts receivable. No other customer accounted for more than 10% of the Company’s receivables as of December 31, 2005 and June 30, 2005.

Gross profit for the quarter ended December 31, 2005 reflected a favorable change of $217,490 compared to the quarter ended December 31, 2004. Gross profit/(loss) as a percentage of revenues improved from a negative 44.1% for the quarter ended December 31, 2004 to positive 7.9% in the current quarter. The favorable change was due primarily to higher sales volume partially offset by provisions for slow-moving and obsolete inventories recorded in the quarter ended December 31, 2005 of $38,600.

Research and development expenses increased by approximately $46,000, or 20.7%, for the quarter ended December 31, 2005, compared to the same period last year. Quarterly research and development expenses depend on the Company’s assessment of new product opportunities.

Selling, general and administrative expenses decreased by approximately $21,000, or 4.8% for the quarter ended December 31, 2005 compared to the same period last year. The achieved savings are from actions the Company initiated in the quarters ending June 30, 2005 and September 30, 2005, including reducing professional fees, changing the CFO role to part-time, and through reduced premiums from changing the Company’s general insurance provider.

Interest income decreased by approximately $8,000, or 56.3% for the quarter ended December 31, 2005 compared to the previous year. The decrease was due to the lower base of cash and cash equivalents.

No income tax benefit was recorded in the second quarter of fiscal year 2006 or 2005 based on the losses generated in those periods due to the uncertainty of realizing any such benefit in future periods.

Liquidity and Capital Resources

For the six months ended December 31, 2005, the Company’s cash and cash equivalents decreased by $1,262,241 to $909,452. The decrease in cash was due primarily from cash used in operating activities of $1,384,021, capital expenditures of $8,017, and patent costs of $32,203. The decrease in cash was partially offset by proceeds of $162,000 received from the sale of equipment previously used in its discontinued telecommunication business.

The Company’s cash balance at December 31, 2005 was $909,452 with an average quarterly cash usage, over the preceding four quarters, of $746,000. The Company is actively seeking additional funds through equity or debt financing.  While there can be no assurance that such funds will be available on satisfactory terms, or at all, the Company is currently engaged in discussions with a number of potential investors who have indicated an ability to and potential interest in making an investment in the near term.  If the Company is unable to obtain additional funds in the near future it may have to delay, scale back or eliminate some or all of its marketing, development and production activities.

Contractual cash commitments for the fiscal years subsequent to December 31, 2005 are summarized as follows:

	2006	2007	Thereafter	Total
Operating leases	$12,059	$741	$1,111	$13,911

The Company provides a standard one-year warranty on materials and workmanship to its customers. The Company provides for estimated warranty costs at the time product revenue is recognized. Warranty costs are included as a component of cost of goods sold in the accompanying consolidated statements of operations. For the six month periods ended December 31, 2005 and 2004, warranty costs were not significant.

Trends and Uncertainties That May Affect Future Results

For the quarter ended December 31, 2005, the Company’s cash and cash equivalents decreased by $722,866, compared to $539,375 for the previous quarter ended September 30, 2005. The difference in cash usage between the two quarters of the current fiscal year is attributable primarily to the receipt of $162,000, in the quarter ended September 30, 2005, from the sale of equipment previously used in its discontinued telecommunication business.

There were no capital equipment expenditures during the quarter ended December 31, 2005. For the six months ended December 31, 2005 capital expenditures were $8,017, down from $26,039 for the same period in 2004. Future capital expenditures will depend on future sales and the success of ongoing research and development efforts and available cash resources.

For the quarter ended December 31, 2005, research and development expenses were $269,159 up 20.7% from $223,069 a year earlier. The level of future quarterly R&D expenses will ultimately depend on the Company’s assessment of new product opportunities and available cash resources.

The Company believes that the recent introduction of several new products, along with new and ongoing customer relationships, will generate additional revenues, which are required in order for the Company to achieve profitability. In the coming months the Company will continue to focus its efforts on marketing products recently introduced or redesigned. The Company believes that these marketing activities, if successful, will result in the continuation of its recent pattern of sales growth. If the Company is unable to obtain additional funds in the near future it may have to delay, scale back or eliminate some or all of its marketing, development and production activities.

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

PART II. OTHER INFORMATION

Items 1-3	Not Applicable.

Item 4	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

At the Annual Meeting of Shareholders of the Company held on November 29, 2005, 6,731,245 (or 96%) of the 7,008,212 then outstanding shares of common stock of the Company were present or represented and voted by proxy. Dr. Richard Miles was elected as a Class III Director of the Company by a vote of 6,656,203 shares voted for and 75,042 shares withheld. The shareholders also approved a proposed amendment to the Articles of Organization of the Company, as amended, effecting a reverse stock split at the election of the Board of Directors by a vote of 6,375,404 shares voted for, 95,342 shares voted against and 260,499 shares abstaining.

Item 5	Not Applicable

Item 6	Exhibits

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

PRECISION OPTICS CORPORATION, INC.

Date: February 14, 2006	By:	/s/ R. MICHAEL ARBON

Name: R. Michael Arbon Title: Chief Financial Officer and Clerk

EXHIBIT INDEX

Exhibit 31.1 - Certifications of the Company’s Chief Executive Officer required by Rule 13a-14(a)/15d-14(a)

Exhibit 31.2 - Certification of the Company’s Chief Financial Officer required by Rule 13a-14(a)/15d-14(a)

Exhibit 32.1 - Certifications of the Company’s Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) and 18 U.S. C. 1350