Form 10QSB
period 2006-03-31
PRECISION OPTICS CORPORATION INC
filed 2006-05-15
CIK 867840

FORM 10-QSB

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Yes ☐       No ☒

The number of shares outstanding of issuer's common stock, par value $.01 per share, at April 30, 2006 was 15,458,212 shares.

Transitional Small Business Disclosure Format (check one):
Yes ☐       No ☒

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

INDEX
		Page
PART I.	FINANCIAL INFORMATION:

Item 1	Consolidated Financial Statements (Unaudited)

	Consolidated Balance Sheets - March 31, 2006 and June 30, 2005	3

	Consolidated Statements of Operations - Three Months Ended March 31, 2006 and 2005 Nine Months Ended March 31, 2006 and 2005	4

	Consolidated Statements of Cash Flows - Nine Months Ended March 31, 2006 and 2005	5

	Notes to Consolidated Financial Statements	6-11

Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	12-18

Item 3	Controls and Procedures	19

PART II.	OTHER INFORMATION	20

Items 1-5	Not Applicable

Item 6	Exhibits

Item 1
PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

ASSETS
CURRENT ASSETS	March 31, 2006	June 30, 2005
Cash and Cash Equivalents	$493,015	$2,171,693
Accounts Receivable, net	434,144	177,031
Inventories, net	552,090	599,619
Prepaid Expenses	64,849	62,422
Total Current Assets	1,544,098	3,010,765
PROPERTY AND EQUIPMENT
Machinery and Equipment	3,502,672	3,539,205
Leasehold Improvements	553,596	553,596
Furniture and Fixtures	93,545	96,831
Vehicles	42,343	42,343
Less: Accumulated Depreciation	(4,129,290)	(4,092,202)
Net Property and Equipment	62,866	139,773
OTHER ASSETS
Cash Surrender Value of Life Insurance Policies	13,483	16,440
Patents, net	210,225	201,627
Total Other Assets	223,708	218,067
TOTAL ASSETS	$1,830,672	$3,368,605

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts Payable	360,536	160,593
Customer Advances	-	18,000
Accrued Employee Compensation	176,604	208,851
Accrued Professional Services	53,750	74,000
Other Accrued Liabilities	68,625	57,566
Total Current Liabilities	659,515	519,010

STOCKHOLDERS' EQUITY
Common Stock, $.01 par value-
Authorized — 20,000,000 shares
Issued and Outstanding - 7,008,212 shares
at March 31, 2006 and at June 30, 2005	70,082	70,082
Additional Paid-in Capital	32,751,597	32,751,597
Accumulated Deficit	(31,650,522)	(29,972,084)
Total Stockholders' Equity	1,171,157	2,849,595

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,830,672	$3,368,605

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED
MARCH 31, 2006 AND 2005
(UNAUDITED)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2006	2005	2006	2005

REVENUES	$704,010	$326,272	$1,652,788	$987,604

COST OF GOODS SOLD	677,896	369,232	1,686,520	1,298,187

Gross Profit / (Loss)	26,114	(42,960)	(33,732)	(310,583)

RESEARCH and DEVELOPMENT	130,267	330,743	607,537	910,218
SELLING, GENERAL and
ADMINISTRATIVE EXPENSES	382,284	459,284	1,222,542	1,393,450

GAIN ON SALE OF ASSETS	-	-	165,700	-

Total Operating Expenses	512,551	790,027	1,664,379	2,303,668

Operating Loss	(486,437)	(832,987)	(1,698,111)	(2,614,251)

INTEREST INCOME	4,262	13,071	19,673	39,998

Net Loss	($482,175)	($819,916)	($1,678,438)	($2,574,253)

Basic and Diluted Loss Per Share	($0.07)	($0.12)	($0.24)	($0.39)

Weighted Average Common Shares Outstanding - Basic and Diluted	7,008,212	7,008,212	7,008,212	6,662,916

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED
MARCH 31, 2006 AND 2005(UNAUDITED)

	Nine Months
	Ended March 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(1,678,438)	$(2,574,253)
Adjustments to Reconcile Net Loss to Net Cash
Used In Operating Activities -
Depreciation and Amortization	116,991	170,858
Gain on Disposal of Asset	(165,700)	-
Provision for Inventory Write-Down	38,600	187,650
Changes in Operating Assets and Liabilities-
Accounts Receivable, net	(257,113)	(57,411)
Inventories	8,929	(67,880)
Prepaid Expenses	(2,427)	(21,329)
Accounts Payable	199,943	78,465
Other Accrued Expenses	(41,439)	(3,485)
Net Cash Used In Operating Activities	(1,780,654)	(2,287,385)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of Property and Equipment	(20,667)	(28,813)
Proceeds from Disposal of Asset, net	162,000	-
Increase in Other Assets	(39,357)	(41,702)
Net Cash Provided By (Used In) Investing Activities	101,976	(70,515)

CASH FLOWS FROM FINANCING ACTIVITIES:
Gross Proceeds from Rights Offering	-	5,256,159
Payment of Deferred Financing Costs	-	(203,598)
Net Cash Provided By Financing Activities	-	5,052,561

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,678,678)	2,694,661
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,171,693	343,260
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$493,015	$3,037,921
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash Paid for-
Income Taxes	$912	$912

PRECISION OPTICS CORPORATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Operations

The accompanying consolidated financial statements include the accounts of Precision Optics Corporation, Inc. and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

These consolidated financial statements have been prepared by the Company, without audit, and reflect normal recurring adjustments which, in the opinion of management, are necessary for a fair statement of the results of the three and nine months ending March 31, 2006. These consolidated financial statements do not include all disclosures associated with annual consolidated financial statements and, accordingly, should be read in conjunction with footnotes contained in the Company's consolidated financial statements for the year ended June 30, 2005 together with the Report of Independent Registered Public Accounting Firm filed under cover of the Company's 2005 Annual Report on Form 10-KSB.

The Company has incurred significant operating losses during the last nine fiscal years. This trend was primarily the result of the loss of several significant customers, completion of several large nonrecurring government contracts, and operating losses and provision for asset impairment, restructuring, and inventory write-downs associated with the downturn in demand for optical filters used in telecommunications systems. In July 2004, the Company completed a rights offering to stockholders of record at June 7, 2004 by issuing 5,256,159 shares of common stock. Net cash proceeds to the Company (after offering costs of $222,175) were $5,033,984. In April 2006 the Company completed a private placement of its common stock raising proceeds of $2,112,500 (see note 5), less customary transaction expenses, including professional fees associated with the private placement and the subsequent registration of the common stock under the Securities Act of 1933, as amended.

In the past four fiscal years the Company has implemented a number of restructuring and cost saving measures in an effort to align costs with revenues and strengthen financial performance. Most recently, savings were achieved through reduced professional fees, workforce reduction of one full-time employee and changing the chief financial officer role to part-time, and through reduced premiums of the Company’s general insurance. In addition, the Company will continue its review of other expense areas to determine where additional reductions in discretionary spending can be achieved.

The Company’s current sources of liquidity consist of its cash and cash equivalents and accounts receivable. At March 31, 2006 the Company had $493,015 in cash and cash equivalents and $434,144 in accounts receivable.

The Company remains confident in the value of its technology and expertise both in medical and surgical applications and elsewhere. In addition, despite strict controls on R&D spending, the Company continues developing new products and researching technical innovations.

The Company believes that the recent introduction of several new products, along with new and ongoing customer relationships, will generate additional revenues, which are required in order for the Company to achieve profitability. In the coming months the Company will continue to focus its efforts on marketing products recently introduced or redesigned. The Company believes that these marketing activities, if successful, may result in the continuation of its recent pattern of sales growth.

The Company believes, based on its operating and strategic plans and the proceeds received from the private placement in April 2006 (see note 5), that it will have sufficient funds to conduct operations through at least the next 12 months.

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

Loss Per Share

Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. For the three and nine months ended March 31, 2006 and 2005, the effect of stock options and warrants was antidilutive; therefore, they were not included in the computation of diluted loss per share. The number of shares issuable upon the exercise of outstanding stock options and warrants that were excluded from the computation as their effect would be antidilutive were approximately 1,336,783 and 181,632 for the three months ended March 31, 2006 and 2005, respectively, and approximately 1,326,783 and 206,804 for the nine months ended March 31, 2006 and 2005.

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

2.	INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

	March 31, 2006	June 30, 2005

Raw Materials	$296,164	$181,548

Work-In-Progress	177,174	185,047

Finished Goods	78,752	233,024

Total Inventories	$552,090	$599,619

3.	STOCK-BASED COMPENSATION

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

No stock-based employee compensation cost is reflected in net loss, as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:

	Three Months Ended March 31,		Nine Months Ended March 31,

	2006	2005	2006	2005
Net loss, as reported	$(482,175)	$(819,916)	$(1,678,438)	$(2,574,253)

Add: Total stock-based employee compensation expense determined under fair value based method for all awards	(70,827)	(7,100)	(268,505)	(38,412)
Pro forma net loss	$(553,002)	$(827,016)	$(1,946,943)	$(2,612,665)

Net loss per share: As reported - basic and diluted	$(.07)	$(.12)	$(.24)	$(.39)
Pro forma - basic and diluted	$(.08)	$(.12)	$(.28)	$(.39)

The Company has computed the pro forma disclosures required under SFAS No. 123 for fiscal 2006 and 2005 using the Black-Scholes option pricing model prescribed by SFAS No. 123 (See Note 1).

The assumptions used for grants during the nine months ended March 31, 2006 and 2005 are as follows:

	2006	2005
Risk-free interest rates	4.07	3.84%
Expected dividend yield	-	-
Expected lives	5.3 years	5.3 years
Expected volatility	107%	107%
Weighted average fair value of grants	$0.45	$0.65

On June 13, 2005 the Company issued options to purchase 934,000 shares of common stock at an exercise price of $0.83 per share.  At the date of issuance, 30% of the options vested immediately, and the vesting of the remaining options is subject to achievement of certain financial milestones by the Company.  According to Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," the options described above are subject to variable accounting until the awards are exercised, forfeited, or expire unexercised, which includes periodic measurement of compensation expense based on the intrinsic value of the options.  The compensation cost will be recognized and adjusted quarterly for vested options or ratably over the vesting period for unvested options.  No compensation expense related to these stock options is reflected in the net loss for the quarter ended March 31, 2006 as all options granted had an exercise price greater than the market value of the underlying common stock as of March 31, 2006.  As long as the options remain outstanding, the compensation adjustment remains subject to ongoing quarterly adjustments based on changes in the market price of the Company's common stock.

4.	SALE OF EQUIPMENT

In June 2005 the Company received an $18,000 deposit towards the sale of equipment previously used in its discontinued telecommunications business. In July 2005, the Company completed the transaction with the receipt of an additional $162,000, recognizing the sale of equipment for $180,000 and a gain of $165,700 in the quarter ending September 30, 2005.

5.	SUBSEQUENT EVENTS

Stock Sale:

On April 19, 2006, the Company announced it had entered into certain purchase agreements with institutional and other accredited investors pursuant to which it sold an aggregate of 8,450,000 shares of the Company’s common stock, par value $0.01 per share, at a price of $0.25 per share. The closing of the Private Placement occurred on April 13, 2006, raising proceeds of $2,112,500 less customary transaction expenses, including professional fees associated with the private placement and the subsequent registration of the common stock under the Securities Act of 1933, as amended.

Option Repricing:

On May 9, 2006, the Company’s Board of Directors approved the repricing of certain stock options held by employees and certain members of the Board of Directors. The new exercise price per share of common stock subject to such options has been set at $0.55. The new exercise price per share applies to all stock options with an original exercise price above $0.55 per share, other than an option to purchase 560,400 shares of common stock held by Joseph Forkey and an option to purchase 373,600 shares of common stock held by Richard Forkey.

Item 2

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

Management's Discussion and Analysis of Financial
Condition and Results of Operations

Important Factors Regarding Forward-Looking Statements
When used in this discussion, the words “believes”, “anticipates”, “intends to”, and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected. These risks and uncertainties, many of which are not within the Company’s control, include, but are not limited to, the uncertainty and timing of the successful development of the Company’s new products; decisions by customers to place orders for the Company’s products; the risks associated with reliance on a few key customers; the Company’s ability to attract and retain personnel with the necessary scientific and technical skills; the timing and completion of significant orders; the timing and amount of the Company’s research and development expenditures; the timing and level of market acceptance of customers’ products for which the Company supplies components; performance of the Company’s vendors; the ability of the Company to control costs associated with performance under fixed price contracts; and the continued availability to the Company of essential supplies, materials and services. Readers are cautioned not to place undue reliance on these forward looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the result of any revision to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Overview

Precision Optics Corporation, a developer and manufacturer of advanced optical instruments since 1982, designs and produces high-quality optical thin film coatings, medical instruments, and other advanced optical systems including micro-optics with dimensions as small as 200 microns. The Company’s medical instrumentation line includes laparoscopes, arthroscopes, video ophthalmoscopes, endocouplers and a world-class product line of 3-D endoscopes for use in minimally invasive surgical procedures.

The Company has continued development of its new line of endoscopes based on unique, patent pending Lenslock™ technology. Having completed the prototype development effort, and delivery of initial production orders, the Company is in discussions with a number of endoscopy market leaders who could provide significant new sales opportunities.

The Company is actively pursuing opportunities in the area of micro-precision™ optics and continues to manufacture ultra-small lenses, prisms, and assemblies with sizes ranging from 0.2 mm to 1 mm. In addition to ongoing customers, the Company received a number of new orders for these micro-optics during the fiscal quarter ended March 31, 2006, and is also in discussions with several other customers regarding manufacturing of prototypes of similar products. These optical components and instruments utilize a variety of innovative techniques including the Company’s patent-pending micro-precision™ lens technology. The Company is also exploring new initiatives in single-molecule technology and nanotechnology for biomedical and other applications.

The Company has recently completed a partnership effort for the proprietary development of a new class of night vision lenses including a new patent-pending eyepiece lens. With prototypes completed, the product incorporating the Company’s new night vision lenses is currently being evaluated for need and use, including field testing. The Company cannot control the timing of current evaluations and cannot therefore predict when, if ever, its developed prototypes in night vision lenses might begin to generate revenue. Should the Company’s customer secure orders for its night vision system, the partnership agreement ensures the Company will either be contracted to manufacture the new lenses, or will receive royalties on lenses manufactured elsewhere.

The Company is currently developing specialty instruments incorporating its patent-pending Lenslock™ technology which ensures lower cost, easier repairability and enhanced durability. The Company is also aggressively pursuing ultra-small instruments (some with lenses less than one millimeter in diameter) utilizing patent-pending micro-precision™ lens technology. During the last quarter the Company continued to demonstrate the advantages of its Lenslock™ technology with several potential customers. Although the Company feels confident about the possibilities of marketplace acceptance of its Lenslock™ technology, it cannot predict when, if ever, orders of significant volume might be received.

Precision Optics Corporation is registered to ISO 9001:2000, ISO 13485:2003, and CMDCAS Quality Standards, and complies with the FDA Good Manufacturing Practices and the European Union Medical Device Directive for CE Marking of its medical products. The Company’s Internet Website is www.poci.com.

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

Results of Operations

Total revenues for the quarter ended March 31, 2006 increased by approximately $378,000 or 116% from the same period in the prior year. The Company has generated increased revenue in medical and non-medical products, however, the major portion of the increase was due to higher sales of medical products (up by approximately $340,000 or 90%). Sales of medical products were higher due primarily to stronger sales of micro-lenses, autoclavable endoscopes and couplers, and video ophthalmoscopes.

Revenue for the nine months ended March 31, 2006 increased by approximately $665,000 or 67% from the same period in the prior year. The increase in revenue was due to strong growth in sales of micro-lenses, autoclavable endoscopes and couplers, and the introduction of the video ophthalmoscope.

Revenues from the Company’s largest customers, as a percentage of total revenues for the nine months ended March 31, 2006 and 2005, were as follows:

	2006	2005
Customer A	17	22
Customer B	14	11
Customer C	13	-
All Others	56	67
	100%	100%

No other customer accounted for more than 10% of the Company’s revenues during those periods.

At March 31, 2006, receivables from the Company’s four largest customers were approximately 35%, 13%, 13% and 12%, respectively, of the total net accounts receivable. At June 30, 2005, receivables from the Company’s largest customers were approximately 19%, 16%, and 10%, respectively of the total net accounts receivable. No other customer accounted for more than 10% of the Company’s receivables as of March 31, 2006 and June 30, 2005.

Gross profit for the quarter ended March 31, 2006 reflected a favorable change of $69,074 compared to the quarter ended March 31, 2005. Gross profit/(loss) as a percentage of revenues improved from a negative 13% for the quarter ended March 31, 2005 to positive 3.7% in the current quarter. The favorable change was due primarily to higher sales volume.

Research and development expenses decreased by approximately $200,000, or 61%, for the quarter ended March 31, 2006, compared to the same period last year. Quarterly research and development expenses depend on the Company’s assessment of new product opportunities and available resources.

Selling, general and administrative expenses decreased by approximately $77,000, or 17% for the quarter ended March 31, 2006 compared to the same period last year. The achieved savings are from actions the Company initiated in the quarters ending June 30, 2005 and September 30, 2005, including reducing professional fees, changing the chief financial officer role to part-time, and through reduced premiums from changing the Company’s general insurance provider partially offset by an increase in consulting fees.

Interest income decreased by approximately $8,800, or 67%, for the quarter ended March 31, 2006 compared to the previous year. The decrease was due to the lower base of cash and cash equivalents.

No income tax benefit was recorded in the second quarter of fiscal year 2006 or 2005 based on the losses generated in those periods due to the uncertainty of realizing any such benefit in future periods.

Liquidity and Capital Resources

For the nine months ended March 31, 2006, the Company’s cash and cash equivalents decreased by $1,678,678 to $493,015. The decrease in cash was due primarily from cash used in operating activities of 1,780,654, capital expenditures of $20,667, and patent costs of $42,314. The decrease in cash was partially offset by proceeds of $162,000 received from the sale of equipment previously used in its discontinued telecommunication business.

In April 2006 the Company completed a private placement of its common stock raising proceeds of $2,112,500. The Company believes, based on its operating and strategic plans and the proceeds received from the private placement in April 2006 (see note 5), that it will have sufficient funds to conduct operations through at least the next 12 months.

Contractual cash commitments for the fiscal years subsequent to March 31, 2006 are summarized as follows:

	2006	2007	Thereafter	Total
Operating leases	$6,929	$4,341	$2,841	$14,482

The Company provides a standard one-year warranty on materials and workmanship to its customers. The Company provides for estimated warranty costs at the time product revenue is recognized. Warranty costs are included as a component of cost of goods sold in the accompanying consolidated statements of operations. For the nine month periods ended March 31, 2006 and 2005, warranty costs were not significant.

Trends and Uncertainties That May Affect Future Results

For the quarter ended March 31, 2006, the Company’s cash and cash equivalents decreased by $416,437, compared to $722,866 for the previous quarter ended December 31, 2005. The reduction in cash usage between the two most recent quarters of the current fiscal year is attributable primarily to the increase in sales volume in the second quarter leading to stronger receipts of cash in the third quarter and to the increase in accounts payable, partially offset by the increase in accounts receivable.

Capital equipment expenditures during the nine months ended March 31, 2006 were $20,667, down from $28,813 for the same period in 2005. Future capital expenditures will depend on future sales and the success of ongoing research and development efforts and available cash resources.

For the quarter ended March 31, 2006, research and development expenses were $130,268 down 61% from $330,743 a year earlier. The decrease reflects a shift in certain resources to customer related work (the costs of which are included in cost of goods sold) assisting the Company in achieving a strong increase in revenue in the quarter. The level of future quarterly R&D expenses will ultimately depend on the Company’s assessment of new product opportunities and available cash resources.

The Company believes that the recent introduction of several new products, along with new and ongoing customer relationships, will generate additional revenues, which are required in order for the Company to achieve profitability. In the coming months the Company will continue to focus its efforts on marketing products recently introduced or redesigned. The Company believes that these marketing activities, if successful, may result in the continuation of its recent pattern of sales growth.

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

PART II. OTHER INFORMATION

Item 6 Exhibits

Exhibit 31.1 - Certification of the Company’s Chief Executive Officer required by Rule 13a-14(a)/15d-14(a)

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

PRECISION OPTICS CORPORATION, INC.

DATE: May 15, 2006	By:	/s/ R. MICHAEL ARBON
R. Michael Arbon Chief Financial Officer and Clerk

EXHIBIT INDEX

Exhibit 31.1 - Certification of the Company’s Chief Executive
Officer required by Rule 13a-14(a)/15d-14(a)

Exhibit 31.2 - Certification of the Company’s Chief Financial
Officer required by Rule 13a-14(a)/15d-14(a)

Exhibit 32.1 - Certifications of the Company’s Chief Executive
Officer and Chief Financial Officer required by Rule 13a-14(b) and
18 U.S. C. 1350