Form 10KSB
period 2006-06-30
PRECISION OPTICS CORPORATION INC
filed 2006-10-13
CIK 867840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________

FORM 10-KSB

(Mark One)
☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended June 30, 2006

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

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

The issuer’s revenues for its most recent fiscal year were $2,284,693.

The aggregate market value of the voting stock, consisting solely of common stock, held by non-affiliates of the issuer computed by reference to the closing price of such stock was $1,536,007 as of August 31, 2006.

The number of shares of outstanding common stock of the issuer as of August 31, 2006 was 15,458,212.

DOCUMENTS INCORPORATED BY REFERENCE

The issuer’s Proxy Statement for the 2006 Annual Meeting of Shareholders to be held on November 28, 2006 is incorporated by reference into Part III of this Form 10-KSB.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

HISTORY

Precision Optics Corporation, Inc. (the “Company”) was incorporated in Massachusetts in 1982 and has been publicly owned since November 1990. References to the Company contained herein include its two wholly-owned subsidiaries, except where the context otherwise requires.

BUSINESS OF ISSUER

Precision Optics Corporation, Inc., a developer and manufacturer of advanced optical instruments since 1982, designs and produces high-quality medical instruments, optical thin film coatings, micro-optics with characteristic dimensions less than 1 mm, and other advanced optical systems. The Company’s medical instrumentation line includes laparoscopes, arthroscopes and endocouplers and a line of world-class 3-D endoscopes for use in minimally invasive surgical procedures. Precision Optics Corporation is registered to the ISO 9001:2000, ISO 13485:2003, and CMDCAS Quality Standards, and complies with the FDA Good Manufacturing Practices and the European Union Medical Device Directive for CE Marking of its medical products. The Company’s internet website is www.poci.com.

Principal Products and Services and Methods of Distribution.

Medical Products. The Company’s medical products include endoscopes, as well as image couplers, beamsplitters and adapters, all of which are used as accessories to endoscopes. Since January 1991, the Company has developed and sold endoscopes incorporating various optical technologies for use in a variety of minimally invasive surgical and diagnostic procedures. The Company’s current line of specialized endoscopes include arthroscopes (which are used in joint surgery), laryngoscopes (which are used in the diagnosis of diseases of the larynx), laparoscopes (which are used in abdominal surgery), ENT scopes (which are used for Ear, Nose and Throat procedures) and stereo endoscopes and cameras (which are used in cardiac and general surgery, and enable surgeons to visualize the surgical field in 3-D imagery, facilitating greater finesse and minimizing surgical risk).

The Company produces autoclavable endoscopes for various applications, which are CE Mark certified for European use, and have been designed and tested to withstand sterilization by autoclave (sterilization in superheated steam under pressure), as well as all other commonly used medical sterilization means. The major benefits of instruments that can be autoclaved include increased patient safety, quick turnaround, and elimination of hazardous sterilant and by-product materials, all of which provide increased value to the user compared to alternative sterilization methods. The Company believes its autoclavable endoscope technology will generate opportunities for endoscope revenue growth, particularly in Europe where autoclaving is the preferred method of sterilization.

The Company began shipments of a 2.7 mm ENT scope utilizing its proprietary LenslockTM technology in December 2005. This new technology has advantages in ease of manufacture, and in time, cost and quality of repair. The Company is extending this technology to its broader line of endoscopes and believes that the benefits of LenslockTM technology may lead to an increase in endoscope sales.

The Company developed and has manufactured and sold since 1985 a proprietary product line of instrumentation to couple endoscopes to video cameras. Included in this product line are imaging couplers (for example, the Series 200 Parfocal Zoom Couplers and the Series 950 Universal Couplers), which physically connect the endoscope to a video camera system and transmit the image viewed through the scope to the video camera. The Company’s Series 800 Beamsplitters perform the same function while preserving for the viewer an eye port for direct, simultaneous viewing through the endoscope. These devices are sold primarily to endoscope and video camera manufacturers and suppliers for resale under the Company’s customers’ names. All of the image couplers and beamsplitters manufactured by the Company are approved for surgery-approved sterilization. Further, the Company believes it is one of only a few manufacturers of autoclavable image couplers worldwide.

Industrial and New Products. In addition to its medical products, the Company also sells a line of image couplers and beamsplitters specially designed for industrial use, including the video-monitored examination of a variety of industrial cavities and interiors, as well as specialized borescopes for industrial applications. The Company may continue to develop and adapt its products for the industrial market.

The Company continues to move forward with new products and technical innovations, in particular, the development of a new generation (patent pending) of its world-class product line of 3-D endoscopes, the development of a new prototype 2.7 mm endoscope, and new instruments utilizing the Company’s new micro-precision TM lens technology (patent pending) for endoscopes under 1 mm. The Company is exploring potential applications of single-molecule technology and nanotechnology.

Micro-optics. The Company designs and manufactures ultra-small lenses, prisms, and assemblies with sizes ranging from 0.2 mm to 1 mm. Assemblies range in complexity from the combination of two lens elements to entire imaging systems utilizing multiple micro-optical elements in combination with larger, conventional optics. These optical components and instruments utilize a variety of innovative techniques including the Company’s patent-pending micro-precisionTM lens technology.

Optical Thin Films. The Company designs and manufactures various types of high quality thin film coatings for use in a wide range of optical applications. Thin film coatings are typically produced in-house for the Company’s medical instrumentation and other products, but any additional production beyond such uses is limited or very specialized.

Night Vision Optics. The Company has recently completed a partnership effort for the proprietary development of a new class of night vision lenses including a new patent-pending eyepiece lens. With prototypes completed, the product incorporating the Company’s new night vision lenses is currently being evaluated for need and use, including field testing. The Company cannot control the timing of current evaluations and cannot therefore predict when, if ever, its developed prototypes in night vision lenses might begin to generate revenue. Should the Company’s customer secure orders for its night vision system, the partnership agreement ensures the Company will either be contracted to manufacture the new lenses, or will receive royalties on lenses manufactured elsewhere.

Optical System Design and Development Services. On a contractual basis, the Company is able to provide advanced lens design, imaging analysis, optical system design, structural design and analysis, prototype production and evaluation, optics testing, and optical system assembly. Some of the Company’s development contracts have led to optical system production business for the Company, and the Company believes its prototype development service may lead to new product production from time to time.

Competition and Markets.

The Company sells its products in a highly competitive market and it competes for business with both foreign and domestic manufacturers. Many of the Company’s current competitors are larger and have substantially greater resources than the Company. In addition, there is an ongoing risk for the Company that other domestic or foreign companies who do not currently service or manufacture products for the Company’s target markets, some with greater experience in the optics industry and greater financial resources than the Company, may seek to produce products or services that compete directly with those of the Company.

The Company believes that competition for sales of its medical products and services, which have been principally sold to medical device companies who incorporate the Company’s products into their systems, is based on performance and other technical features, as well as other factors, such as scheduling and reliability, in addition to competitive pricing. The Company markets and sells its endoscopes to original equipment manufacturer (OEM) video camera and video endoscopy suppliers for incorporation into their own product lines and for resale under their own name. A number of domestic and foreign competitors also sell endoscopes to such OEM suppliers, and the Company’s share of the endoscope market is nominal. The Company believes that, while its resources are substantially more limited than its competitors, the Company can compete successfully in this market on the basis of product quality, price and delivery.

The Company currently sells its image couplers, beamsplitters, and adapters to a market that consists of approximately 30 to 35 potential OEM customers who manufacture and sell video cameras, endoscopes, and video-endoscopy systems. In the past, the Company has been successful in marketing and selling its products to approximately two thirds of these customers, and currently estimates that it maintains approximately 20% to 30% of the market share in these products. The Company plans to continue to focus its sales and marketing efforts in this area, and to work to increase its market share. However, a challenge the Company faces is customers’ own in-house capabilities to manufacture such products, for which it estimates that approximately 50% of the market demand for image couplers, beamsplitters, and adapters is met by these “captive” facilities. In general and despite in-house capacity, the Company believes that many customers continue to purchase products from the Company in order to devote their own technical resources to their primary products, such as cameras or endoscopes.

The Company has recently hired a director of marketing, Brian Spies, to develop and expand the existing market for its products, to build relationships with OEM suppliers and to enhance the Company’s service for its existing customers. Mr. Spies will work closely with the Company’s existing sales team to develop and implement this marketing plan.

As an additional service component, the Company offers advanced optical design and development services, not related to thin film coatings, to a wide range of potential customers and has numerous competitors. The ability to supply design and development services to such customers is highly dependent upon a company’s reputation and prior experience, which the Company believes it can provide to its customers on a cost efficient basis.

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

Research and Development.

The Company believes that its future success depends to a large degree on its ability to continue to conceive and to develop new optical products and services to enhance the performance characteristics and methods of manufacture of existing products. Accordingly, it expects to continue to seek to obtain product-related design and development contracts with customers and to invest its own funds on its research and development. The Company spent approximately $860,000 and $1,143,000 of its own funds during fiscal years 2006 and 2005, respectively, on research and development.

The Company is currently incorporating its patent-pending LENSLOCK TM technology into its line of endoscopes. This proprietary technology ensures lower cost, easier reparability and enhanced durability. The Company is also aggressively pursuing the design, development and manufacture of ultra-small instruments (some with lenses less than one millimeter in diameter) utilizing its patent-pending micro-precision TM lens technology. The Company is also exploring new initiatives in single-molecule technology and nanotechnology for biomedical and other applications

Raw Materials and Principal Suppliers.

The basic raw material of the majority of the Company’s product line is precision grade optical glass, which the Company obtains from several major suppliers. Outside vendors grind and polish most of the Company’s lenses and prisms. For optical thin film coatings, the basic raw materials are metals and dielectric compounds, which the Company obtains from a variety of chemical suppliers. Certain of the thin film coatings utilized in the Company’s products are currently procured from an outside supplier, but most thin film coatings are produced in-house. The Company believes that its demand for these raw materials and thin film coating services is small relative to the total supply, and that materials and services required for the production of its products are currently available in sufficient production quantities and will be available for fiscal year 2007. The Company believes, however, that there are relatively few suppliers of the high quality lenses and prisms which its endoscopes require. In response, the Company has established its own optical shop for producing ultra-high quality prisms, micro-optics and other specialized optics for a variety of medical and industrial applications.

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

The Company plans to file for patents, copyrights, and trademarks in the United States and in appropriate countries to protect its intellectual property rights to the extent practicable. The Company holds the rights to several United States and foreign patents and has several patent applications pending, including those for its new generation of 3-D endoscopes, its new LenslockTM endoscope technology, and its new micro-precisionTM lens technology. The Company knows of no infringements of its patents. The Company plans to protect its patents from infringement in each instance where it determines that doing so would be economical in light of the expense involved and the level and availability of the Company’s financial resources. While the Company believes that its pending applications relate to patentable devices or concepts, there can be no assurance that patents will be issued or that any patents issued can be successfully defended or will effectively limit the development of competitive products and services.

Employees.

As of June 30, 2006, the Company had 30 full time employees and 6 part time employees. There were 16 employees in manufacturing, 11 in engineering, 3 in sales and marketing, and 6 in finance and administration.

Customers.

Revenues from the Company’s largest customers, as a percentage of total revenues, were as follows:

	2006	2005
Customer A	17%	20%
Customer B	14	11
Customer C	14	—
All Others	55	69
	100%	100%

No other customer accounted for more than 10% of the Company’s revenues in fiscal years 2006 and 2005.

Environmental Matters.

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

Government Regulations on the Business.

Domestic Regulation. The Company currently develops, manufactures and sells several medical products, the marketing of which is subject to governmental regulation in the United States. Medical devices are regulated in the United States by the Food and Drug Administration (“FDA”) and, in some cases, by certain state agencies. The FDA regulates the research, testing, manufacture, safety, effectiveness, labeling, promotion and distribution of medical devices in the United States. Generally, medical devices require clearance or approval prior to commercial distribution. Additionally, certain material changes to, and changes in intended use of, medical devices also are subject to FDA review and clearance or approval. Non-compliance with applicable requirements can result in failure of the FDA to grant pre-market clearance or approval, withdrawal or suspension of approval, suspension of production, and/or the imposition of various other penalties.

The Company provided notification to the FDA of its intent to market its endoscopes, image couplers, beamsplitters, and adapters, and the FDA has determined that the Company may market such devices, subject to the general controls provisions of the Food, Drug and Cosmetic Act. This FDA permission was obtained without the need to undergo a lengthy and expensive approval process on account of the FDA’s determination that such devices meet the regulatory standard of being substantially equivalent to an existing approved device.

In the future, the Company plans to market additional endoscopes and related medical products that may require the FDA’s permission to market such products. The Company may also develop additional products or seek to sell some of its current or future medical products in a manner that requires the Company to obtain the permission of the FDA to market such products, as well as the regulatory approval or license of other federal, state, and local agencies or similar agencies in other countries. The FDA has authority to conduct detailed inspections of manufacturing plants in order to assure that “good manufacturing practices” are being followed in the manufacture of medical devices, to require periodic reporting of product defects to the FDA, and to prohibit the sale of devices which do not comply with law.

Foreign Requirements. Sales of medical device products outside the United States are subject to foreign regulatory requirements that may vary from country to country. Our failure to comply with foreign regulatory requirements would jeopardize our ability to market our products in foreign jurisdictions. The regulatory environment in Europe Union for medical device products differs from that in the United States. Medical devices sold in the European Economic Area must bear the CE mark. Devices are classified by manufacturers according to the risks they represent, with a classification of Class III representing the highest risk devices and Class I representing the lowest risk devices. Once a device has been classified, the manufacturer can follow one of a series of conformity assessment routes, typically through a registered quality system, and demonstrate compliance to a “European Notified Body.” The CE mark may then be applied to the device. Maintenance of the system is ensured through annual on-site audits by the notified body and a post-market surveillance system requiring the manufacturer to submit serious complaints to the appropriate governmental authority. All of the Company’s medical products are CE mark certified.

ITEM 2. DESCRIPTION OF PROPERTY

The Company conducts its domestic operations at two facilities in Gardner, Massachusetts. The main Gardner facility is leased from a corporation owned by an officer-shareholder-director of the Company. The lease terminated in December 1999 and the Company is currently a tenant-at-will. The other Gardner facility is rented on a month-to-month basis. The Company rents office space in Hong Kong for sales, marketing and supplier quality control and liaison activities of its Hong Kong subsidiary.

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

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company’s security holders during the fourth quarter of fiscal year 2006.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company’s common stock is quoted on the OTCBB under the symbol “POCI.OB.” Prior to December 27, 2005, the Company’s common stock was listed on the NASDAQ Capital Market® under the symbol “POCI.” Set forth below are the high and low sales prices or bid prices for the Company’s common stock for each quarter during the last two fiscal years as quoted on the OTCBB or listed by NASDAQ, as applicable. The quotes from the OTCBB reflect inter-dealer prices, without retail markup, markdown or commissions and may not represent actual transactions. The information below was obtained from those organizations, for the respective periods.

	2005		2006
Quarter	High	Low	High	Low

First	$1.33	$0.82	$0.90	$0.45

Second	$1.50	$0.61	$0.80	$0.20

Third	$1.75	$0.88	$0.50	$0.20

Fourth	$1.36	$0.52	$0.71	$0.32

On April 13, 2006, the Company sold an aggregate of 8,450,000 shares of the Company’s common stock, par value $0.01 per share, at a price of $0.25 per share, raising gross proceeds of $2,112,500. All of the following shares of common stock issued were issued in a non registered transaction in reliance on Section 4(2) of the Securities Act of 1933, as amended:

Purchaser	Common Stock Purchased

AIGH Investments	4,755,200
Hershel Berkowitz	951,040
Joshua Hirsch	237,760
David Hoffman	16,000
Moshe Shuchatowitz	40,000
Donald A Major (a)	100,000
Richard B. Miles (a)	100,000
Joel Pitlor (a)	2,214,419
Stephen Scheinberg	250,000

(a) Director of the Company

These shares were subsequently registered on a registration statement on a Form SB-2, which was declared effective by the Securities and Exchange Commission on August 14, 2006.

As of August 31, 2006, there were approximately 150 holders of record of the Company’s common stock. Holders of record include nominees who may hold shares on behalf of multiple owners.

The Company has not declared any dividends during the last two fiscal years. At present, the Company intends to retain its earnings, if any, to finance research and development and expansion of its business.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Important Factors Regarding Forward-Looking Statements

When used in this discussion, the words “believes,” “anticipates,” “intends to,” and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected. These risks and uncertainties, many of which are not within our control, include, but are not limited to, the uncertainty and timing of the successful development of our new products; decisions by customers to place orders for our products; the risks associated with reliance on a few key customers; our ability to attract and retain personnel with the necessary scientific and technical skills; the timing and completion of significant orders; the timing and amount of our research and development expenditures; the timing and level of market acceptance of customers’ products for which we supply components; performance of our vendors; our ability to control costs associated with performance under fixed price contracts; and the continued availability of essential supplies, materials and services. We caution investors not to place undue reliance on these forward looking statements, which speak only as of the date hereof. We undertake no obligation to revise or update these forward-looking statements to reflect events or circumstances that may occur after the date hereof or to reflect the occurrence of unanticipated events.

Overview

Precision Optics Corporation, a developer and manufacturer of advanced optical instruments since 1982, designs and produces high-quality optical thin film coatings, micro-optics, medical instruments, and other advanced optical systems. The Company’s medical instrumentation line includes laparoscopes, arthroscopes and endocouplers and a world-class product line of 3-D endoscopes for use in minimally invasive surgical procedures.

The Company is currently developing specialty instruments incorporating its patent-pending LENSLOCK TM technology which ensures lower cost, easier reparability and enhanced durability. The Company is also aggressively pursuing ultra-small instruments (some with lenses less than one millimeter in diameter) utilizing patent-pending micro-precision TM lens technology. The Company is also exploring new initiatives in single-molecule technology and nanotechnology for biomedical and other applications.

Precision Optics Corporation is certified to the ISO 9001 and ISO 13485 Quality Standards and complies with the FDA Good Manufacturing Practices and the European Union Medical Device Directive for CE marking of its medical products. The Company’s internet website is www.poci.com.

The areas in which the Company does business are highly competitive and include both foreign and domestic competitors. Many of the Company’s competitors are larger and have substantially greater resources than the Company. Furthermore, other domestic or foreign companies, some with greater financial resources than the Company, may seek to produce products or services that compete with those of the Company. The Company routinely outsources specialized production efforts as required, both domestic and off-shore to obtain the most cost effective production. Over the years, the Company has achieved extensive experience with other optical specialists worldwide.

Since the 1990’s the Company has maintained a Hong Kong subsidiary to support business and quality control activities as required throughout Asia. The Company believes that the cost savings from such production is essential to the Company’s ability to compete on a price basis in the medical products area particularly and to the Company’s profitability in general.

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

Fiscal Year 2006 Results of Operations

Total revenues for fiscal year 2006 were $2,284,693, an increase of $934,874, or 69%, from fiscal year 2005 revenues of $1,349,819.

The revenue increase from the prior year was due principally to growth in sales of micro-lenses, autoclavable endoscopes and couplers, along with the introduction of a number of new products.

Revenues from the Company’s largest customers, as a percentage of total revenues, were as follows:

	2006	2005
Customer A	17%	20%
Customer B	14	11
Customer C	14	—
All Others	55	69
	100%	100%

No other customer accounted for more than 10% of the Company’s revenues in fiscal years 2006 and 2005.

Gross profit (loss) for fiscal year 2006 reflected a change of $651,829 compared to fiscal year 2005. Gross profit as a percentage of revenues increased from a negative 48% in fiscal year 2005 to effectively break-even in fiscal year 2006. The favorable change in gross profit (loss) was due primarily to increased sales volume and lower provisions for slow moving and obsolete inventories in fiscal year 2006 compared to fiscal year 2005.

Research and development expenses decreased by $283,476, or 25%, during fiscal year 2006 compared to the previous year. The decrease was due to a lower level of resources being devoted to product development activities, and a shift to more customer focused efforts, resulting in initial product shipments to several new customers.

Selling, general and administrative expenses decreased by $239,611 or 13%, during fiscal year 2006 compared to the previous year. The decrease was due primarily to savings from reduced professional fees, the chief financial officer position changing to part time, and through reduced premiums as a result of changing the Company’s general insurance provider, offset by an increase in consulting fees.

Interest income decreased by $14,240 or 28% during fiscal year 2006 compared to the previous year. The decrease was due to the lower average balance of cash and cash equivalents.

The income tax provisions in fiscal years 2006 and 2005 represent the minimum statutory state income tax liability.

Fiscal Year 2005 Results of Operations
Total revenues for fiscal year 2005 were $1,349,819, a decrease of $122,189 or 8%, from fiscal year 2004 revenues of $1,472,008.

The revenue decrease from the prior year was due principally to lower unit volume sales of medical products (down 23%), partially offset by higher unit volume sales of non-medical products (up 82%). Medical sales were lower due primarily to one-time shipments last year to a customer of specialty endoscopes used for cardiac surgical applications, as previously reported. Non-medical sales were higher due primarily to higher sales of industrial lenses, couplers and thin film coatings.

Revenues from the Company’s largest customers, as a percentage of total revenues, were as follows:

	2005	2004
Customer A	20%	24%
Customer B	11	6
Customer C	—	22
All Others	69	48
	100%	100%

No other customer accounted for more than 10% of the Company’s revenues in fiscal years 2005 and 2004.

Gross profit (loss) for fiscal year 2005 reflected an unfavorable change of $56,873 compared to fiscal year 2004. Gross profit as a percentage of revenues decreased from a negative 40% in fiscal year 2004 to a negative 49% in fiscal year 2005. The unfavorable change in gross profit (loss) was due primarily to lower sales volume partially offset by lower provisions for slow moving and obsolete inventories of approximately $401,900 in fiscal year 2005 compared to approximately $500,000 in fiscal year 2004.

Research and development expenses decreased by $175,933, or 13%, during fiscal year 2005 compared to the previous year. The decrease was due to a lower level of resources being devoted to internal product development activities, and a shift in certain resources to more customer sponsored development efforts, resulting in initial product shipments to several new customers.

Selling, general and administrative expenses increased by $118,575 or 7%, during fiscal year 2005 compared to the previous year. The increase was due primarily to higher bid and proposal expenses and professional services expenses, partially offset by lower insurance expense.

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

The following table sets forth the quarterly impacts and cash payments associated with the asset impairment and restructuring provisions:

Provision for Employee Severance

Reserve Balance, June 30, 2004	$—

Total Provision	89,512
Cash Payments	(84,501)

Reserve Balance, June 30, 2005	$5,011

Total Provision	—
Cash Payments	(5,011)

Reserve Balance, June 30, 2006	$—

Interest income increased by $32,484 or 180% during fiscal year 2005 compared to the previous year. The increase was due to the higher base of cash and cash equivalents because of proceeds received from the rights offering in July 2004.

The income tax provisions in fiscal years 2005 and 2004 represent the minimum statutory state income tax liability.

Liquidity and Capital Resources

The Company has incurred significant operating losses during the last fiscal year and on a historical basis. This trend was primarily the result of the loss of several significant customers, completion of several large nonrecurring government contracts, and operating losses and provision for asset impairment, restructuring, and inventory write-downs associated with the downturn in demand for optical filters used in telecommunications systems. In fiscal 1998, the Company began making significant investments in research and development and capital purchases for new products. In August 1999 and March 2000, the Company raised gross proceeds of approximately $16 million of additional cash through the issuance of common stock. In July 2004, the Company completed a rights offering to stockholders of record at June 7, 2004 by issuing 5,256,159 shares of common stock, raising net cash proceeds of approximately $5 million. Additionally, in April 2006, the Company sold 8,450,000 shares of its common stock, raising net cash proceeds of approximately $2 million.

In the past five fiscal years, the Company has implemented a number of restructuring and cost saving measures in an effort to align costs with revenues and strengthen financial performance. Full-time employee headcount has been reduced from 78 at June 30, 2001 to 30 at June 30, 2006. The Company has discontinued the development and manufacturing of telecommunications products, canceled the lease on its Optical Thin Films Technology Center, and written down and/or sold certain of the property, equipment and inventories invested in its telecommunications business, and has implemented other cost reduction measures. As a result of these actions, the Company has incurred asset impairment, restructuring and inventory write-down provisions of approximately $177,000, $500,000, $491,412 and $32,000 for the years ended June 30, 2003, 2004, 2005 and 2006 respectively, and has received net proceeds from the sale of assets of approximately $180,000 during the year ended June 30, 2006. In addition, the Company will continue its review of other expense areas to determine where additional reductions in discretionary spending can be achieved.

As of June 30, 2006, the Company’s cash and cash equivalents were $2,030,428. The Company believes, based on its operating and strategic plans that it will have sufficient funds to conduct operations through at least the next twelve months.

Contractual cash commitments for the fiscal years subsequent to June 30, 2006 are summarized as follows:

	2007	Thereafter	Total
Operating Leases	$32,518	$6,012	$38,530

Trends and Uncertainties That May Affect Future Results

For the quarter ended June 30, 2006, cash and cash equivalents increased by $1,537,413 compared to a decrease of $416,437 for the previous quarter ended March 31, 2006 as a result of the receipt of $2,112,500 in gross proceeds from the closing of a private placement on April 13, 2006.

Capital equipment expenditures during the year ended June 30, 2006 were $31,730, down from $32,140 for fiscal year 2005. Future capital equipment expenditures will be dependent upon future sales and success of on-going research and development efforts.

For the quarter ended June 30, 2006, research and development expenses were $252,399, up 8% from $233,194 for the quarter ended June 30, 2005. The level of future quarterly R&D expenses is ultimately dependent upon the Company’s assessment of new product opportunities.

The Company expects its recent pattern of quarter-to-quarter revenue fluctuations to continue, due to the uncertain timing of orders from customers and their size in relation to total revenues. The Company continues to move forward with new products and technical innovations, in particular, the development of a new generation (patent pending) of its world-class product line of 3-D endoscopes, the use of LenslockTM technology in the Company’s 2.7 mm and 4 mm endoscopes, and new instruments utilizing the Company’s new micro-precisionTM lens technology (patent pending) for endoscopes under 1 mm. The Company continues to explore potential applications of single-molecule technology and nanotechnology.

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

Section 404 of the Sarbanes-Oxley Act of 2002, requiring companies to report on the effectiveness of the Company’s internal controls over financial reporting, will first apply to the Company’s Annual Report on Form 10-KSB for the fiscal year ending June 30, 2008. The Company expects its operating expense will increase as a result of the costs associated with the implementation of and maintaining compliance with Section 404.

Factors That May Affect Future Results and Market Price of Stock

Our Quarterly Financial Results Depend on a Large Number of Factors and Therefore May Vary Quarter to Quarter - As a Result, We Cannot Predict with a High Degree of Certainty Our Operating Results in Any Particular Fiscal Quarter.

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

We Rely on a Small Number of Customers and Cannot Be Certain They Will Consistently Purchase Our Products in the Future.

In the fiscal year ended June 30, 2006, our three largest customers represented approximately 17%, 14%, and 14% respectively, of our total revenues. In the fiscal year ended June 30, 2005, our two largest customers represented approximately 20% and 11%, respectively, of our total revenues. No other customer accounted for more than 10% of our revenues during those periods.

In the future, a small number of customers may continue to represent a significant portion of our total revenues in any given period. We cannot be certain that such customers will consistently purchase our products at any particular rate over any subsequent period.

We Rely Heavily Upon the Talents of Our Chief Executive Officer and Chief Scientific Officer, the Loss of Whom Could Severely Damage Our Business.

Our performance depends to a large extent on a small number of key scientific, technical, managerial, and marketing personnel. In particular, we believe our success is highly dependent upon the services and reputation of our Chief Executive Officer, Mr. Richard E. Forkey. Loss of Mr. Forkey’s services could severely damage our business.

Additionally, Dr. Joseph N. Forkey was appointed our Executive Vice President and Chief Scientific Officer in April 2006. Dr. Forkey’s appointment has provided us with significant additional capabilities in optical instrument development, in management of new technology and in potentially significant longer-term initiatives in Biophysics and Biomedical instrumentation, as well as new photonics-based market opportunities. The loss of Dr. Forkey’s scientific contributions could severely damage our business.

We Must Continue to Be Able to Attract Employees With the Scientific and Technical Skills That Our Business Requires - If We Are Unable to Attract and Retain Such Individuals, Our Business Could Be Severely Damaged.

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

We Are Subject to a High Degree of Regulatory Oversight - We Cannot Be Certain That We Will Continue to Receive the Necessary Regulatory Approvals.

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

We Face Risks Inherent in Product Development and Production Under Fixed Price Purchase Orders - We Cannot Be Sure That These Purchase Orders Will Be Profitable over Time.

A portion of our business has been devoted to research, development and production under fixed price purchase orders. For our purposes, a fixed price purchase order is any purchase order under which we will provide products or services for a fixed price over an extended period of time (usually six months or longer). In our 2006 and 2005 fiscal years, fixed price purchase orders represented approximately 24% and 15%, respectively, of our total revenues. We expect that revenues from fixed price purchase orders will continue to represent a significant portion of our total revenues in future fiscal years.

Because they involve performance over time, we cannot predict with certainty the expenses involved in meeting our obligations under fixed price purchase orders. Therefore, we can never be sure at the time we enter into any single fixed price purchase order that such purchase order will be profitable for us.

Third Parties May Infringe on Our Patents - As a Result, We Could Incur Significant Expense in Protecting Our Patents or Not Have Sufficient Resources to Protect Them.

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

Third Parties May Claim that We Have Infringed on Their Patents - As a Result, We Could Be Prohibited from Using All or Part of Any Technology Used in Our Products.

Should third parties claim a proprietary right to all or part of any technology that we use in our products, such a claim, regardless of its merit, could involve us in costly litigation. If successful, such a claim could also result in us being unable to freely to use the technology that was the subject of the claim, or sell products embodying such technology.

We Depend on the Availability of Certain Key Supplies and Services That Are Available From Only a Few Sources - If We Experience Difficulty with a Supplier, We May Have Difficulty Finding Alternative Sources of Supply.

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

Our Customers May Claim that the Products We Sold Them Were Defective - If Our Insurance Is Not Sufficient to Cover a Claim, We Would Be Liable for the Excess.

Like any manufacturer, we are and always have been exposed to liability claims resulting from the use of our products. We maintain product liability insurance to cover us in the event of liability claims, and no such claims have been asserted or threatened against us to date. However, we cannot be certain that our insurance will be sufficient to cover all possible future product liabilities.

We Would Be Liable If Our Business Operations Harmed the Environment - Failure to Maintain Compliance with Environmental Laws Could Severely Damage Our Business.

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

The Consolidated Financial Statements appear on pages 20 through 36 of this Form 10-KSB.

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

Consolidated Financial Statements
as of June 30, 2006 and 2005
Together with Independent Registered Public Accounting Firms’ Reports

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
Precision Optics Corporation, Inc.:

We have audited the accompanying consolidated balance sheets of Precision Optics Corporation, Inc. and subsidiaries as of June 30, 2006 and 2005 and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal controls over financial reporting. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Precision Optics Corporation, Inc. and subsidiaries as of June 30, 2006 and 2005 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Vitale, Caturano and Company, Ltd.

Boston, Massachusetts
September 27, 2006

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES
Consolidated Balance Sheets June 30, 2006 and 2005

ASSETS	2006	2005
Current Assets:
Cash and cash equivalents	$2,030,428	$2,171,693
Accounts receivable (net of allowance for doubtful
accounts of approximately $14,550 in 2006 and 2005)	381,097	177,031
Inventories	445,802	599,619
Prepaid expenses	45,912	62,422

Total current assets	2,903,239	3,010,765

Machinery and equipment	3,513,736	3,539,205
Leasehold improvements	553,596	553,596
Furniture and fixtures	93,545	96,831
Vehicles	42,343	42,343

	4,203,220	4,231,975

Less—Accumulated depreciation and amortization	4,127,287	4,092,202

	75,933	139,773
Other Assets:
Cash surrender value of life insurance policies	13,246	16,440
Patents, net	236,115	201,627

Total other assets	249,361	218,067

	$3,228,533	$3,368,605
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$218,658	$160,593
Customer advances	-	18,000
Accrued employee compensation	227,892	208,851
Accrued professional services	90,000	74,000
Accrued warranty expense	50,000	50,000
Other accrued liabilities	2,086	7,566

Total current liabilities	588,636	519,010

Commitments (Note 2)

Stockholders’ Equity:
Common stock, $0.01 par value-
Authorized—20,000,000 shares
Issued and outstanding— 15,458,212 shares at June 30, 2006 and 7,008,212 shares at June 30, 2005	154,582	70,082
Additional paid-in capital	34,729,873	32,751,598
Accumulated deficit	(32,244,558)	(29,972,085)

Total stockholders’ equity	2,639,897	2,849,595

	$3,228,533	$3,368,605

The accompanying notes are an integral part of these consolidated financial statements.

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

Consolidated Statements of Operations for the
Years Ended June 30, 2006 and 2005

	2006	2005

Revenues	$2,284,693	$1,349,819

Cost of Goods Sold	2,280,631	1,997,586

Gross profit (loss)	4,062	(647,767)

Research and Development Expenses	859,936	1,143,412

Selling, General and Administrative Expenses	1,617,721	1,857,332

Gain on Sale of Fixed Assets	(165,700)	-

Provision for Restructuring	-	89,512

Total operating expenses	2,311,957	3,090,256

Operating loss	(2,307,895)	(3,738,023)

Interest Income, net	36,334	50,574

Loss before provision for income taxes	(2,271,561)	(3,687,449)

Provision for Income Taxes	912	912

Net loss	$(2,272,473)	$(3,688,361)

Loss per Share - Basic and Diluted	($0.26)	($0.55)

Weighted Average Common Shares Outstanding - Basic and Diluted	8,768,629	6,749,003

The accompanying notes are an integral part of these consolidated financial statements.

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity
for the Years Ended June 30, 2006 and 2005
	Number of Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity

Balance, June 30, 2004	1,752,053	$17,521	$27,770,175	$(26,283,724)	$1,503,972

Proceeds from rights offering, net	5,256,159	52,561	4,981,423	-	5,033,984

Net loss	-	-	-	(3,688,361)	(3,688,361)

Balance, June 30, 2005	7,008,212	70,082	32,751,598	(29,972,085)	2,849,595

Proceeds from private placement, net	8,450,000	84,500	1,978,275	-	2,062,775

Net loss	-	-	-	(2,272,473)	(2,272,473)

Balance, June 30, 2006	15,458,212	$154,582	$34,729,873	$(32,244,558)	$2,639,897

The accompanying notes are an integral part of these consolidated financial statements.

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows for the
Years Ended June 30, 2006 and 2005

	2006	2005

Cash Flows from Operating Activities:
Net loss	$(2,272,473)	$(3,688,361)
Adjustments to reconcile net loss to net cash used in operating activities-
Depreciation and amortization	130,110	241,966
Gain on Sale of Fixed Assets	(165,700)	-
Provision for inventory write-down	32,000	401,900
Changes in operating assets and liabilities-
Accounts receivable, net	(204,066)	(96,836)
Inventories	121,817	(83,521)
Prepaid expenses	16,510	18,224
Accounts payable	58,066	78,850
Customer advances	(18,000)	18,000
Accrued expenses	29,559	(17,875)

Net cash used in operating activities	(2,272,177)	(3,127,653)

Cash Flows from Investing Activities:
Purchases of property and equipment	(31,735)	(32,140)
Proceeds from sale of fixed assets	180,000	-
Increase in other assets	(80,128)	(64,336)

Net cash used in investing activities	68,137	(96,476)

Cash Flows from Financing Activities:
Gross proceeds from private placement	2,112,500	-
Gross proceeds from rights offering	-	5,256,159
Payment of offering costs	(49,725)	(203,597)
Net cash provided in financing activities	2,062,775	5,052,562

Net Increase (Decrease) in Cash and Cash Equivalents	(141,265)	1,828,433

Cash and Cash Equivalents, beginning of year	2,171,693	343,260

Cash and Cash Equivalents, end of year	$2,030,428	$2,171,693

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for-
Income taxes	$912	$912

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

The Company has incurred significant operating losses during the last ten fiscal years. This trend was primarily the result of the loss of several significant customers, completion of several large nonrecurring government contracts, and operating losses and provision for asset impairment, restructuring, and inventory write-downs associated with the downturn in demand for optical filters used in telecommunications systems. In fiscal 1998, the Company began making significant investments in research and development and capital purchases for new products. In August 1999 and March 2000, the Company raised gross proceeds of approximately $16 million of additional cash through the issuance of common stock. In July 2004, the Company completed a rights offering to stockholders by issuing 5,256,159 shares of common stock. Net cash proceeds to the Company (after offering costs of $222,175) were $5,033,984. In April 2006 the Company completed a private placement, issuing 8,450,000 shares of common stock. Net cash proceeds to the Company (after offering costs of $49,725) were $2,062,775.

In the past five fiscal years, the Company has implemented a number of restructuring and cost saving measures in an effort to align costs with revenues and strengthen financial performance. Full-time employee headcount has been reduced from 78 at June 30, 2001 to 30 at June 30, 2006. The Company has discontinued the development and manufacturing of telecommunications products, canceled the lease on its Optical Thin Films Technology Center, and written down and/or sold certain of the property, equipment and inventories invested in its telecommunications business. As a result of these actions, the Company has incurred a provision for excess and obsolete inventory of approximately $32,000 and $401,900 for the years ended June 30, 2006, and 2005, respectively and restructuring costs of approximately $89,500 for the year ended June 30, 2005. In addition, the Company will continue its review of other expense areas to determine where additional reductions in discretionary spending can be achieved.

The Company’s current sources of liquidity consist of its cash and cash equivalents and accounts receivable. At June 30, 2006 the Company had $2,030,428 in cash and cash equivalents and $381,097 in accounts receivable.

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

During the past year, the introduction of several new products, along with new and on-going customer relationships, has resulted in significant revenue growth. The Company believes that with continued promotion, these opportunities will continue the general trend of increasing revenues, which are required in order for the Company to achieve profitability. If these additional revenues are not achieved on a timely basis, the Company will be required and is prepared to implement further cost reduction measures, as necessary. The Company believes, based on its operating and strategic plans, that it will have sufficient funds to conduct operations through at least the next twelve months.

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

Sales price of products and services sold is fixed and determinable after receipt and acceptance of a customer’s purchase order or properly executed sales contract, typically before any work is performed. Management reviews each customer purchase order or sales contract to determine that the work to be performed is specified and there are no unusual terms and conditions which would raise questions as to whether the sales price is fixed or determinable. The Company assesses credit worthiness of customers based upon prior history with the customer and assessment of financial condition. Accounts receivable are stated at the amount management expects to collect from outstanding balances. An allowance for doubtful accounts is provided for that portion of accounts receivable considered to be uncollectible, based upon historical experience and management’s evaluation of outstanding accounts receivable at the end of the year. Bad debts are written off against the allowance when identified. The allowance for doubtful accounts at both June 30, 2006 and 2005 was $14,550.

The Company’s revenue transactions typically do not contain multiple deliverable elements for future performance obligations to customers, other than a standard one-year warranty on materials and workmanship, the estimated costs for which are provided for at the time revenue is recognized.

Revenues for industrial and medical products sold in the normal course of business are recognized upon shipment when delivery terms are FOB shipping point and all other revenue recognition criteria have been met. Services that the Company provides to customers consist of repairs and engineering design and development. Recognition of service revenue occurs (assuming all other revenue recognition criteria have been met) upon delivery to the customer of the repaired product. Service revenue represented 2.3% and 4.6% of total revenue for June 30, 2006 and 2005, respectively. Gross shipping charges reimbursable from customers, to deliver product, is included in Revenues, while shipping costs are shown in Selling, General and Administrative Expenses section of the Consolidated Statement of Operations. Shipping charges invoiced to customers were approximately $ 7,500 and $6,000 for June 30, 2006 and 2005, respectively.

(d)    Cash and Cash Equivalents

The Company includes in cash equivalents all highly liquid investments with original maturities of three months or less at the time of acquisition. Cash and cash equivalents of approximately $2,030,428 and $2,171,693 at June 30, 2006 and 2005, respectively, consist primarily of cash at banks and money market funds.

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(e)    Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and include material, labor and manufacturing overhead. The components of inventories at June 30, 2006 and 2005 are as follows:

	2006	2005
Raw material	$251,725	$181,548
Work-in-progress	114,786	185,047
Finished goods	79,291	233,024

	$445,802	$599,619

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

During fiscal years 2006 and 2005, the Company recorded, in cost of goods sold, pretax non-cash provisions for slow-moving and obsolete inventories of approximately $32,000 and $401,900, respectively.

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

Amortization of assets under capital leases are included in depreciation expense. Depreciation expense was $81,276 and $171,609 for the years ended June 30, 2006 and 2005, respectively.

In July 2005, the Company sold equipment previously used in its telecommunications business for $180,000, recognizing a gain of approximately $166,000, recorded in the quarter ending September 30, 2005.

(g)    Significant Customers and Concentration of Credit Risk

Statement of Financial Accounting Standards (SFAS) No. 105, Disclosure of Information about Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk, requires disclosure of any significant off-balance sheet and credit risk.

Financial instruments that subject the Company to credit risk consist primarily of cash equivalents and trade accounts receivable. The Company places its investments in highly rated financial institutions. The Company has not experienced any losses on these investments to date. At June 30, 2006, receivables from the Company’s largest customers were 30%, 15%, 12% and 11%, respectively, of the total accounts receivable. At June 30, 2005, receivables from the Company’s largest customers were 19%, 16%, and 10%, respectively, of the total accounts receivable. No other customer accounted for more than 10% of the Company’s receivables as of June 30, 2006 and 2005. The Company has not experienced any material losses related to accounts receivable from individual customers. The Company generally does not require collateral or other security as a condition of sale rather relying on credit approval, balance limitation and monitoring procedures to control credit risk of trade account financial instruments. Management believes that allowances for doubtful accounts, which are established based upon review of specific account balances and historical experience, are adequate.

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Revenues from the Company’s largest customers, as a percentage of total revenues, were as follows:

	2006	2005
Customer A	17%	20%
Customer B	14	11
Customer C	14	-
All Others	55	69
	100%	100%

No other customer accounted for more than 10% of the Company’s revenues in fiscal years 2006 and 2005.

(h)    Loss per Share

The Company calculates earnings per share according to SFAS No. 128, Earnings per Share. Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. For each of the two years in the periods ended June 30, 2006 and 2005, the effect of stock options and warrants was antidilutive; therefore, they were not included in the computation of diluted loss per share. The number of shares underlying options and warrants that were excluded from the computation, as their effect would be antidilutive, was 2,277,583 and 1,320,869 during fiscal 2006 and 2005, respectively.

(i)    Stock-Based Compensation

The Company accounts for its stock-based compensation using the intrinsic value method provided for under Accounting Principles Board Opinion No. 25 (APB No. 25), Accounting for Stock Issued to Employees and related interpretations. Under APB No. 25 and related interpretations, compensation cost is recognized based on the difference, if any, on the date of grant between the fair value of the Company’s stock and the amount an employee must pay to acquire the stock. Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, (as amended by SFAS No. 148, Accounting for Stock-Based Compensation Transition and Disclosure), establishes a fair-value-based method of accounting for stock-based compensation plans. The Company has adopted the disclosure-only alternative under SFAS No. 123, which requires the disclosure of the pro forma effects on net loss and net loss per share as if the fair value accounting prescribed by SFAS No. 123 had been adopted.

No stock-based employee compensation cost is reflected in consolidated results of operations for the years ended June 30, 2006 and 2005, as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net loss and net loss per share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

	Year Ended
	2006	2005

Net loss, as reported	$(2,272,473)	$(3,688,361)
Add: Total stock-based employee compensation expense determined under fair value based method for all awards	(377,430)	(356,753)

Pro forma net loss	$(2,649,903)	$(4,045,114)

Net loss per share: As reported - basic and diluted	$(.26)	$(.55)

Pro forma - basic and diluted	$(.30)	$(.60)

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

(k)    Patents

Patents are carried at cost, less accumulated amortization of approximately $453,100 and $404,300 at June 30, 2006 and 2005, respectively. Such costs are amortized using the straight-line method over the shorter of their legal or estimated useful lives, generally five to ten years. Amortization expense was $48,834 and $70,357 for the years ended June 30, 2006 and 2005, respectively. Amortization expense is expected to be approximately $47,000, $38,000, $31,000, $26,000 and $23,000, respectively for the years ending June 30, 2007 through June 30, 2011.

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

(n)    Warranty Costs

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The Company does not incur future performance obligations in the normal course of business other than providing a standard one-year warranty on materials and workmanship to its customers. The Company provides for estimated warranty costs at the time product revenue is recognized. Warranty costs were $10,122 and $10,417 for the years ended June 30, 2006 and 2005, respectively, and have been included as a component of cost of goods sold in the accompanying consolidated statements of operations.

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

The Company’s comprehensive loss for the years ended June 30, 2006 and 2005 was equal to its net loss for the same periods.

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

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

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

The modified prospective method requires that compensation expense be recognized beginning with the effective date, based on the requirements of SFAS 123R, for all share-based payments granted after the effective date, and based on the requirements of SFAS 123, for all awards granted to employees prior to the effective date of SFAS 123R that remain unvested on the effective date.

The Company expects to adopt SFAS 123(R) on the effective date on a modified prospective basis without restatement of prior period. The Company has not determined the impact on its financial position or the results of operations. See Note 1 (i) for information related to the pro forma effects on the Company's reported net loss and net loss per share of applying the fair value recognition provisions of the previous SFAS 123 to stock-based employee compensation.

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

SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Having adopted SFAS No. 151, the Company has not encountered a material impact on its financial position or results of operations from this new accounting pronouncement.

In June 2006, the FASB issued Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes. FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. The Company is in the process of determining the impact of this Interpretation on its results of operations.

(2)  COMMITMENTS

(a)    Related Party Transactions

The Company leases one of its facilities from a corporation owned by an officer-director-shareholder of the Company. The Company is currently a tenant-at-will, paying rent of $9,000 per month. Total rent expense paid to related parties was $108,000 in each of fiscal years 2006 and 2005, and is included in the accompanying consolidated statements of operations.

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The Company paid or accrued fees to a director of $60,000 in fiscal 2006 and $24,000 in fiscal 2005 for consulting services. Another director is a former partner in a law firm that has performed legal services for the Company during fiscal 2006 and 2005 totaling approximately $136,000 and $76,400, respectively.

(b)    Operating Lease Commitments

The Company has entered into operating leases for its office space and equipment that expire at various dates through fiscal year 2008. Total future minimum rental payments under all non-cancelable operating leases are approximately $32,500 in fiscal 2007 and $6,000 thereafter.

Rent expense on operating leases, excluding the related party rent described above, was approximately $48,700 and $55,700 for the years ended June 30, 2006 and 2005, respectively.

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

During fiscal 1998, the stockholders approved an incentive plan (the “1997 Incentive Plan”), which provides eligible participants (certain employees, directors, consultants, etc.) the opportunity to receive a broad variety of equity based and cash awards. Options granted vest and are exercisable for periods determined by the Board of Directors, not to exceed 10 years from the date of grant. A total of 3,000,000 shares of common stock have been reserved for issuance under the 1997 Incentive Plan, as amended and restated in fiscal year 2006. Upon the adoption of the 1997 Incentive Plan, no new awards were granted under the 1989 Plan. At June 30, 2006, 712,438 shares of common stock were available for future grants under the 1997 Incentive Plan.

The following is a summary of transactions in the plans for the two years ended June 30, 2006:

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

	Number of Shares	Option Price per Share	Weighted Average Exercise Price

Options outstanding, June 30, 2004	131,953	$1.74 - 75.00	$11.79
Granted	1,206,000	$0.73 - 0.87	$0.82
Canceled	(20,418)	$8.25	$8.25
Options outstanding, June 30, 2005	1,317,535	$0.73 - 75.00	$1.79

Granted	970,800	$0.46 - 0.55	$0.55
Canceled	(10,752)	$4.20 - 23.064	$15.63

Options outstanding, June 30, 2006	2,277,583	$0.46 - 0.83	$0.66

Options exercisable, June 30, 2006	784,266	$0.46 - 0.86	$0.65

Options exercisable, June 30, 2005	450,635	$0.73 - 75.00	$3.67

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The following table summarizes information about stock options outstanding and exercisable at June 30, 2006:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
$0.46	20,000	9.42 years	$0.46	20,000	$0.46
$0.55	1,323,583	9.87 years	$0.55	484,066	$0.55
$0.83	934,000	9.04 years	$0.83	280,200	$0.83
$0.46 - $0.83	2,277,583	9.86 years	$0.66	784,266	$ 0.65

In addition, the Company has granted options outside the plans, primarily to directors and a consultant at 100% of the fair market value per share at the date of grant. As of June 30, 2006 there were no remaining outstanding options that existed outside plans, having expired in July 2005. The weighted average remaining contractual life of the options outside the plans was .04 years as of June 30, 2005. The following is a summary of all transactions outside the plans:

	Number of Shares	Option Price per Share	Weighted Average Exercise Price

Options outstanding and exercisable, June 30, 2004	9,168	$7.78-8.25	$8.08

Canceled	(5,834)	$8.25	$8.25

Options outstanding and exercisable, June 30, 2005	3,334	$7.78	$7.78

Expired	(3,334)	$7.78	$7.78

Options outstanding and exercisable, June 30, 2006	0

The Company has computed the pro forma disclosures required under SFAS No. 123 for fiscal 2006 and 2005 using the Black-Scholes option pricing model prescribed by SFAS No. 123 (See Note 1(i)).
The assumptions used for each of the two years in the period ended June 30, 2006 are as follows:

	Year Ended
	2006	2005

Risk-free interest rates	5.0%	3.84%
Expected dividend yield	-	-
Expected lives	5.3 years	5.3 years
Expected volatility	114%	107%
Weighted average fair value of grants	$0.65	$0.65

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

On June 13, 2005 the Company issued options to purchase 934,000 shares (“Performance Options”) of common stock at an exercise price of $0.83 per share.   At the date of issuance, 30% of the options vested immediately, and the vesting of the remaining options is subject to achievement of certain financial milestones by the Company.

On May 9, 2006, the Company’s Board of Directors approved the repricing of certain stock options held by employees and certain members of the Board of Directors. The new exercise price per share of common stock subject to such options (“Repriced Options”) was set at $0.55. The new exercise price per share applies to all stock options with an original exercise price above $0.55 per share, other than an option to purchase 560,400 shares of common stock held by Joseph Forkey and an option to purchase 373,600 shares of common stock held by Richard Forkey. Approximately 382,783 options were affected in the repricing.

According to Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," the Performance Options and Repriced Options are subject to variable accounting until the awards are exercised, forfeited, or expire unexercised, which includes periodic measurement of compensation expense based on the intrinsic value of the options.   The compensation cost will be recognized and adjusted quarterly for vested options or ratably over the vesting period for unvested options.  No compensation expense related to these stock options is reflected in the net loss for the years ended June 30, 2006 and 2005 as all options granted had an exercise price greater than the market value of the underlying common stock as of June 30, 2006 and 2005.  As long as the options remain outstanding, the compensation adjustment remains subject to ongoing quarterly adjustments based on changes in the market price of the Company's common stock.

(b)  Rights Offering

In July 2004, the Company completed a rights offering to stockholders of record on June 7, 2004 by issuing 5,256,159 shares of common stock at a price of $1.00 per share. Net cash proceeds to the Company (after offering costs of $222,175) were $5,033,984.

(c)  Sale of Stock

In April 2006 the Company completed a private placement, issuing 8,450,000 shares of common stock. Net cash proceeds (after offering costs of $49,725) to the Company were $2,062,775.

(4)  INCOME TAXES

The provision for income taxes in the accompanying consolidated statements of operations consists of the minimum statutory state income tax liability of $912 for each of the two years ended June 30, 2006 and 2005.

A reconciliation of the federal statutory rate to the Company’s effective tax rate for the two years ended June 30is as follows:

	2006	2005
Income tax benefit at federal statutory rate	(34.0)%	(34.0)%

Increase (decrease) in tax resulting from-
State taxes, net of federal benefit	(6.0)	(6.0)
Change in valuation allowance, net of NOL expirations	587.9	27.9
Expiration of state net operating loss carry forwards	-	11.6
Impact of Change in Control Limitations	(548.4)	-
Nondeductible items	0.6	2.3
Tax credits	-	-
Other	-	(1.8)

Effective tax rate	0.0%	0.0%

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The components of deferred tax assets and liabilities at June 30, 2006 and 2005 are approximately as follows:

	2006	2005
Deferred tax assets:
Net operating loss carryforwards	$343,000	$9,746,000
Tax credit carryforwards	-	567,000
Reserves and accruals not yet deducted for tax purposes	18,000	3,870,000
Total deferred tax assets	361,000	14,183,000
Valuation allowance	(361,000)	(12,972,000)
Subtotal	0	1,211,000
Deferred tax liabilities:	-
Accumulated depreciation		(1,211,000)

Net deferred taxes	$-	$-

The Company has provided a valuation allowance to reduce the net deferred tax asset to an amount the Company believes is “more likely than not” to be realized. The valuation allowance decreased in fiscal 2006 by approximately $12,622,000. Pursuant to the Tax Reform Act of 1986, the utilization of net operating loss carryforwards and other tax benefits are subject to an annual limitation if a cumulative change of ownership of more than 50% occurs over a three-year period. As a result of the 2006 private placement of the Company’s common stock, the Company has triggered significant limitations on the utilization of those tax attributes. The limitation will allow the use of the value of approximately $18,000 of Federal carryforward losses annually for the next twenty years, and the same amount for state purposes for 15 years. The impact of this limitation has been reflected in the current year’s tax provision, and has also caused the significant reduction in the valuation allowance necessary. In addition, the company has incurred losses of $505,000 since the change in control that are not subject to those limitations and will be available for Federal purposes until 2026 and until 2011 for state purposes.

(5)  PROVISION FOR RESTRUCTURING

For the period ended June 30, 2006, the Company had no provision for restructuring charges. In June 2005, the Company reduced its full-time workforce by approximately 3%, or one employee. As a result of this action, the Company recorded a pretax charge to earnings in the quarter ended June 30, 2005 of $89,512 for employee severance benefits.

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The following table sets forth the rollforward of provisions and cash payments associated with the restructuring reserve:

Reserve For Employee Severance

Reserve Balance, June 30, 2004	$-
Total Provision	89,512
Cash Payments	(84,501)
Reserve Balance, June 30, 2005	5,011
Total Provision	-
Cash Payments	(5,011)

Reserve Balance, June 30, 2006	$-

(6)       PROVISION FOR INVENTORY WRITE-DOWN

The Company determined that certain inventories of telecommunications and medical products would not be sold within the Company’s business cycle or the products’ life cycle. Consequently, the Company recorded, in cost of goods sold, a provision for excess and obsolete inventory of approximately $32,000 and $401,900 during the years ended June 30, 2006 and 2005, respectively.

(7)       PROFIT SHARING PLAN

The Company has a defined contribution 401K profit sharing plan. Employer profit sharing and matching contributions to the plan are discretionary. No employer profit sharing contributions were made to the plan in fiscal years 2006 and 2005. Employer matching contributions to the plan amounted to $29,203 and $35,310 for fiscal years 2006 and 2005, respectively.

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

ITEM 8B.    OTHER INFORMATION

None.

PART III

ITEM 9.    DIRECTORS, EXECUTIVE OFFICERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The Company will furnish to the Securities and Exchange Commission a definitive Proxy Statement (the “Proxy Statement”) not later than 120 days after the close of its fiscal year ended June 30, 2006. The information required by this item, other than with respect to the Company’s Corporate Code of Ethics and Conduct, is incorporated herein by reference to the Proxy Statement.

A copy of the Company’s Corporate Code of Ethics and Conduct applicable to all employees, officers and directors of the Company is incorporated by reference as Exhibit 14.1 to this report and can be obtained free of charge by contacting the Company’s Clerk, c/o Precision Optics Corporation, 22 East Broadway, Gardner, Massachusetts 01440.

ITEM 10.    EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to the Proxy Statement.

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated herein by reference to the Proxy Statement.

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated herein by reference to the Proxy Statement.

ITEM 13. EXHIBITS

The exhibits listed below are filed with or incorporated by reference in this report.

3.1	Articles of Organization of the Company, as amended and corrected. (1)
3.2	By-laws of Precision Optics Corporation, Inc. (2)
4.1	Specimen common stock certificate. (3)
4.2	Registration Rights Agreement dated as of March 17, 2000 by and among the Company and the Initial Investors as defined therein. (4)
4.3	Registration Rights Agreement dated as of June 30, 1998 by and among the Company, Special Situations Private Equity Fund, L.P. and Special Situations Technology Fund, L.P. (5)
4.4
Registration Rights Agreement dated as of August 5, 1999 by and among the Company, Special Situations Cayman Funds, L.P., Special Situations Fund III, L.P., Special Situations Private Equity Fund, L.P. and Special Situations Technology Fund, L.P. (6)

10.1	Precision Optics Corporation, Inc. 1989 Stock Option Plan, amended to date. (7)
10.2	Three separate life insurance policies on the life of Richard E. Forkey. (3)
10.3	Amended and Restated Precision Optics Corporation, Inc. 1997 Incentive Plan. (8)
10.4	Securities Purchase Agreement dated as of March 13, 2000 by and among the Company and the Purchasers as defined therein (excluding exhibits). (4)
10.5	Form of Purchase Agreement between the Company and each investor named therein. (11)
10.6	Employment Offer Letter dated as of September 15, 2006 from Precision Optics Corporation, Inc., to Michael T. Pieniazek. (12)
14.1	Corporate Code of Ethics and Conduct. (9)
21	Subsidiaries of Precision Optics Corporation, Inc. (10)

23.1	Consent of Vitale Caturano & Company Ltd.
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a)/15d-14(a).
31.2	Certification of Principal Financial Officer required by Rule 13a-14(a)/15d-14(a).
32.1	Certification of Chief Executive Officer and Principal Financial Officer required by Rule 13a-14(b) and 18 U.S.C. 1350.

(1)	Incorporated herein by reference to the Company’s Quarterly Report for the quarter ended December 31, 2002 on Form 10-QSB (No. 001-10647).
(2)	Incorporated herein by reference to the Company’s 1991 Annual Report on Form 10-KSB (No. 001-10647).
(3)	Incorporated herein by reference to the Company’s Registration Statement on Form S-1 (No. 33-36710-B).
(4)	Incorporated herein by reference to the Company’s Registration Statement on Form S-3 (No. 333-35884).
(5)	Incorporated herein by reference to the Company’s 1998 Annual Report on Form 10-KSB (No. 001-10647).
(6)	Incorporated herein by reference to the Company’s 1999 Annual Report on Form 10-KSB (No. 001-10647).
(7)	Incorporated herein by reference to the Company’s 1994 Annual Report on Form 10-KSB (No. 001-10647).
(8)	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2003 (No. 001-10647).
(9)	Incorporated herein by reference to the Company’s 2005 Annual Report on Form 10-KSB (No. 001-10647).
(10)	Incorporated herein by reference to the Company’s 1996 Annual Report on Form 10-KSB (No. 001-10647).
(11)	Incorporated herein by reference to the Company’s Current Report on Form 8-K (No. 001-10647) filed on April 19, 2006.
(12)	Incorporated herein by reference to the Company’s Current Report on Form 8-K (No. 001-10647) filed on September 21, 2006.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated herein by reference to the Proxy Statement.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 13, 2006	PRECISION OPTICS CORPORATION, INC.

	By:	/s/ Richard E. Forkey
Richard E. Forkey
Chairman of the Board,
Chief Executive Officer, President
and Treasurer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Richard E. Forkey Richard E. Forkey	Chairman of the Board, Chief Executive Officer, President and Treasurer (Principal Executive Officer)	October 13, 2006

/s/ Joseph N. Forkey Joseph N. Forkey	Executive Vice President, Chief Scientific Officer and Director	October 13, 2006

/s/ Edward A. Benjamin Edward A. Benjamin	Director	October 13, 2006

/s/ Donald A. Major Donald A. Major	Director	October 13, 2006

/s/ Richard Miles Richard Miles	Director	October 13, 2006

/s/ Joel R. Pitlor Joel R. Pitlor	Director	October 13, 2006

/s/ Michael T. Pieniazek Michael T. Pieniazek	Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	October 13, 2006