Form 10QSB
period 2006-09-30
PRECISION OPTICS CORPORATION INC
filed 2006-11-14
CIK 867840

FORM 10-QSB

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Yes ( ) No (X)

The number of shares outstanding of issuer's common stock, par value $.01 per share, at November 1, 2006 was 15,458,212 shares.

Transitional Small Business Disclosure Format (check one):
Yes ( ) No (X)

 Item 1

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
ASSETS

CURRENT ASSETS	September 30, 2006	June 30, 2006
Cash and Cash Equivalents	$1,274,979	$2,030,428
Accounts Receivable, net	342,913	381,097
Inventories, net	500,335	445,802
Prepaid Expenses	44,547	45,912
Total Current Assets	2,162,774	2,903,239
PROPERTY AND EQUIPMENT
Machinery and Equipment	3,538,217	3,513,736
Leasehold Improvements	553,595	553,596
Furniture and Fixtures	93,545	93,545
Vehicles	42,343	42,343
	4,227,700	4,203,220

Less: Accumulated Depreciation	(4,139,290)	(4,127,287)
Net Property and Equipment	88,410	75,933
OTHER ASSETS
Cash surrender value of life insurance policies	13,246	13,246
Patents, net	275,572	236,115
Total Other Assets	288,818	249,361
TOTAL ASSETS	$2,540,002	$3,228,533

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable	$286,570	$218,658
Accrued Employee Compensation	163,063	227,892
Accrued Professional Services	41,750	90,000
Accrued Warranty Expense	50,000	50,000
Other Accrued Liabilities	4,008	2,086
Total Current Liabilities	545,391	588,636
STOCKHOLDERS' EQUITY
Common Stock, $.01 par value- Authorized -- 20,000,000 shares Issued and Outstanding -15,458,212 shares at September 30, 2006 and at June 30, 2006	154,582	154,582
Additional Paid-in Capital	34,772,765	34,729,873
Accumulated Deficit	(32,932,736)	(32,244,558)
Total Stockholders' Equity	1,994,611	2,639,897

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,540,002	$3,228,533

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED
SEPTEMBER 30, 2006 AND SEPTEMBER 30, 2005
(UNAUDITED)

	Three Months Ended September 30,
	2006	2005
REVENUES	$474,154	$419,582

COST OF GOODS SOLD	485,925	521,501

Gross Loss	(11,771)	(101,919)

RESEARCH and DEVELOPMENT EXPENSES	207,824	208,111

SELLING, GENERAL and ADMINISTRATIVE EXPENSES	483,787	424,688

GAIN ON SALE OF FIXED ASSETS	-	(165,700)

Total Operating Expenses	691,611	467,099

Operating Loss	(703,382)	(569,018)

INTEREST INCOME	15,203	9,147

Net Loss	$(688,179)	$(559,871)

Basic and Diluted Loss Per Share	$(0.04)	$(0.08)

Weighted Average Common Shares Outstanding -	15,458,212	7,008,212
Basic and Diluted

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED
SEPTEMBER 30, 2006 AND 2005
(UNAUDITED)

	Three Months Ended September 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(688,179)	$(559,871)
Adjustments to Reconcile Net Loss to Net Cash
Used In Operating Activities -
Depreciation and Amortization	12,003	41,382
Gain on Disposal of Asset	-	(165,700)
Stock-based compensation expense	58,353	-
Changes in Operating Assets and Liabilities-
Accounts Receivable	38,184	(33,571)
Inventories	(54,533)	1,772
Prepaid Expenses	1,366	(33,476)
Accounts Payable	67,912	75,103
Other Accrued Expenses	(111,156)	(3,769)
Net Cash Used In Operating Activities	(676,050)	(678,130)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of Property and Equipment	(24,481)	(8,017)
Proceeds from Disposal of Asset	-	162,000
Increase in Other Assets	(39,458)	(15,228)
Net Cash Provided By (Used In) Investing Activities	(63,939)	138,755

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of Offering Costs	(15,460)	-
Net Cash Provided By Financing Activities	(15,460)	-

NET DECREASE IN CASH AND CASH EQUIVALENTS	(755,449)	(539,375)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,030,428	2,171,693

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,274,979	$1,632,318

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash Paid for-
Interest	$-	$-
Income Taxes	$912	$912

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

These consolidated financial statements have been prepared by the Company, without audit, and reflect normal recurring adjustments which, in the opinion of management, are necessary for a fair statement of the results of the first quarter of the Company's fiscal year 2007. These consolidated financial statements do not include all disclosures associated with annual consolidated financial statements and, accordingly, should be read in conjunction with footnotes contained in the Company's consolidated financial statements for the year ended June 30, 2006 together with the Report of Independent Registered Public Accounting Firm filed under cover of the Company's 2006 Annual Report on Form 10-KSB.

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

In the past five fiscal years, the Company has implemented a number of restructuring and cost saving measures in an effort to align costs with revenues and strengthen financial performance. Full-time employee headcount has been reduced from 78 at June 30, 2001 to 30 at September 30, 2006. The Company has discontinued the development and manufacturing of telecommunications products, canceled the lease on its Optical Thin Films Technology Center, and written down and/or sold certain property, equipment and inventories invested in its telecommunications business. The Company will continue its review of other expense areas to determine where additional reductions in discretionary spending can be achieved.

The Company’s current sources of liquidity consist of its cash and cash equivalents and accounts receivable. At September 30, 2006 the Company had $1,274,979 in cash and cash equivalents and $342,913 in accounts receivable.

The Company expects its recent pattern of quarter-to-quarter revenue fluctuations to continue, due to the uncertain timing of individual orders and their size in relation to total revenues. The Company remains confident in the value of its technology and expertise in medical applications and elsewhere. In addition, despite strict controls on R&D spending, the Company continues to move forward with new products and technical innovations.

During the past year, the introduction of several new products, along with new and on-going customer relationships, have resulted in significant revenue growth. The Company believes that with continued promotion, these opportunities will continue the general trend of increasing revenues.

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

Loss Per Share
Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. For the three months ended September 30, 2006 and 2005, the effect of stock options and warrants was antidilutive; therefore, they were not included in the computation of diluted loss per share. The number of shares issuable upon the exercise of outstanding stock options and warrants that were excluded from the computation as their effect would be antidilutive were approximately 2,492,583 and 1,316,783 for the three months ended September 30, 2006 and 2005, respectively.

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

Recent Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48 "Accounting for Uncertainty in Income Taxes" ("FIN48"). FIN 48 is an interpretation of FASB Statement No. 109. "Accounting for Income Taxes," and it seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. In addition, FIN 48 requires expanded disclosure with respect to the uncertainty in income taxes and is required to be adopted for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact, if any, that FIN 48 will have on its financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 "Fair Value Measurements", ("FAS 157"). FAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosure requirements regarding fair value measurement. FAS 157 is effective for the Company beginning July 1, 2008. The Company is currently reviewing the Statement to determine the impact and materiality of its adoption to the Company.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 ("SAB 108"), Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements, providing guidance on quantifying financial statement misstatement and implementation when first applying this guidance. Under SAB No.108, companies should evaluate a misstatement based on its impact on the current year income statement, as well as the cumulative effect of correcting such misstatements that existed in prior years still existing in the current year's ending balance sheet. SAB 108 is effective for fiscal years ending after November 15, 2006.  The Company is currently evaluating the impact, if any, that SAB No. 108 will have on its financial statements.

2. INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

	September 30, 2006	June 30, 2006
Raw Materials	$316,976	$251,725
Work-In-Progress	125,706	114,786
Finished Goods	57,653	79,291
Total Inventories	$500,335	$445,802

3.  STOCK-BASED COMPENSATION

On July 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R) (SFAS 123(R)) “Accounting for Stock-Based Compensation”, which requires the measurement and recognition of all compensation costs for all stock based awards made to employees and the Board of Directors based upon fair value over the requisite service period for awards expected to vest. Prior to adoption, the Company accounted for stock options under the intrinsic value method set in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, and provided the required pro forma disclosures prescribed by SFAS No. 123, “Accounting for Share-based Compensation”, as amended.

SFAS 123(R) requires the Company to estimate the fair value of share-based awards on the date of grant using an option pricing model. The Company adopted SFAS 123(R) using the modified prospective transition method which requires the application of the accounting standard starting July 1, 2006, the first day of Company’s fiscal year 2007. Prior period information will not be restated to reflect the fair value method of expensing share-based awards.

Stock- based compensation costs recognized for the three month period ended September 30, 2006, included compensation costs for awards granted prior to, but not yet vested as of July 1, 2006 (adoption date), as well as any new grants issued after July 1, 2006. Total costs recognized during the three month period ended September 30, 2006 amounted to approximately $58,000, and are included in selling, general and administrative expenses in the accompanying consolidated statements of operations. No compensation has been capitalized because such amount would have been immaterial. There was no income tax benefit related to such compensation for the three months ended September 30, 2006, as the Company is currently in a loss position. Total amount of options granted during the three months ended September 30, 2006 were 225,000.

As of September 30, 2006, the unrecognized compensation costs related to options vesting will be primarily recognized over a period of approximately 5 years:

OPTIONS	2007	2008	2009	2010	2011	Total

Compensation Expense	134,452	98,150	84,720	21,805	21,805	360,932

The Company had previously adopted the provisions of SFAS No. 123, “Accounting for Share-based Compensation,” as amended by SFAS No. 148, “Accounting for Share-based Compensation—Transition and Disclosure,” through disclosure only. The following table illustrates the effect on net income and earnings per share for the three months ended September 30, 2005 as if the Company had applied the fair value recognition provisions of SFAS No. 123 to share-based employee awards.

Three Months Ended September 30, 2005
Net loss as reported	$(559,871)
Add: Employee compensation expense for share options included in reported net income, net of income taxes	—
Less: Total employee compensation expense for share options determined under the fair value method, net of income taxes	(107,272)
Pro forma net income	$(667,143)
Earnings per share:
Basic and diluted—as reported	$0.08
Basic and diluted—pro forma	$0.10

Upon adoption of SFAS 123(R), in accordance with Staff Accounting Bulletin No. 107, the Company selected the Black-Scholes option pricing model as the most appropriate method for determining the estimated fair value for the stock awards. The Black-Scholes method of valuation requires several assumptions: (1) the expected term of the stock award, (2) the expected future stock volatility over the expected term and (3) risk-free interest rate. The expected term represents the expected period of time the Company believes the options will be outstanding based on historical information. Estimates of expected future stock price volatility are based on the historic volatility of the Company’s common stock and the risk free interest rate is based on the U.S. Zero-Bond rate. The Company utilizes a forfeiture rate based on an analysis of the Company's actual experience. The fair value of options at date of grant was estimated with the following assumptions:

	Three Months Ended
	September 30, 2006	September 30, 2005
Assumptions:
Option life	5.3 years	5.3 years
Risk-free interest rate	5.00%	3.84%
Stock volatility	108%	107%
Dividend yield	-0-	-0-
Weighted average fair value of grants	$0.27	$0.60

Stock Option and Other Compensation Plans:

Effective July 1, 2006, the Company adopted SFAS 123(R) using the modified prospective method to account for share-based payments to employees and the Company’s Board of Directors. The type of share-based payments currently utilized by the Company is stock options.

The Company has various stock option and other compensation plans for directors, officers, and employees. The Company has the following stock option plan outstanding as of September 30, 2006: Amended and Restated 1997 Incentive Plan. Vesting periods are at the discretion of the Board of Directors and typically average five years. Options under these plans are granted at fair market value and have a term of ten years from the date of grant.

The following tables summarize stock option activity during the first three months of fiscal year 2007:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Life

Outstanding at June 30, 2006	2,277,583	$0.66
Grants	225,000	0.27
Exercises	—
Cancellations	(10,000)	0.55
Outstanding at September 30, 2006	2,492,583	$0.63	$9.64 years

Information related to the stock options outstanding as of September 30, 2006 is as follows:

Range of Exercise Prices	Number of Shares	Weighted-Average Remaining Contractual Life (years)	Weighted-Average Exercise Price	Exercisable Number of Shares	Exercisable Weighted-Average Exercise Price
$.25	125,000	9.96	$0.25	20,835	$0.25
$.30	100,000	9.89	0.30	-	0.30
$0.46	20,000	9.16	0.46	20,000	0.46
$0.55	1,313,583	9.61	0.55	553,512	0.55
$0.83	934,000	8.81	0.83	280,200	0.83
$0.25-$0.83	2,492,583	9.64	$0.63	874,574	$0.63

The aggregate intrinsic value of the Company’s “in-the-money” outstanding and exercisable options as of September 30, 2006 was $18,750 and $3,125, respectively.

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

According to Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," the Performance Options and Repriced Options were subject to variable accounting until the awards are exercised, forfeited, or expire unexercised, which includes periodic measurement of compensation expense based on the intrinsic value of the options. The compensation cost, if any, was recognized and adjusted quarterly for vested options or ratably over the vesting period for unvested options. No compensation expense related to these stock options was reflected in the net loss for the quarter ended September 30, 2005 as all options granted had an exercise price greater than the market value of the underlying common stock as of September 30, 2005. Upon the adoption of SFAS No. 123('R), these options are no longer subject to variable accounting.  Compensation related to these options is included in the amounts disclosed above for the quarter ended September 30, 2006.

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

The Company is currently developing specialty instruments incorporating its patent-pending LENSLOCK TM technology which is designed to provide lower cost, easier reparability and enhanced durability. The Company is also aggressively pursuing ultra-small instruments (some with lenses less than one millimeter in diameter) utilizing patent-pending micro-precision TM lens technology. The Company is also exploring new initiatives in single-molecule technology and nanotechnology for biomedical and other applications.

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

The Company believes that its future success depends to a large degree on its ability to continue to conceive and to develop new optical products and services and to enhance the performance characteristics and methods of manufacture of existing products. Accordingly, it expects to continue to pursue product-related design and development contracts with customers and to invest its own funds on research and development, to the extent funds are available.

Growth Trends and Critical Factors

Over the past few years new product and technology development has undergone significant changes in shifting the emphasis of R&D efforts from the development of underlying technologies to the market exploitation realizing new sales in the applications of these new technologies. These have already been realized to some degree in a number of areas. Over the past 2 - 3 years these developments have produced revenues from new microprecision™ lens products and new LenslockTM endoscopes. Recent initiatives in the area of microprecision™ lenses address specific customer opportunities in 3 or 4 different medical specialty applications. Similarly, in endoscope technologies we continue new product offerings in application of our LenslockTM product line with over 150 such instruments produced and sold in the past year. Other instruments with possible volume production include our new video ophthalmoscope which was developed and shipped in the past 18 months.

Our capabilities with very small high precision lenses have begun to realize new markets for our core competencies in medical optical systems design, development and production. Among our specialties in fiber optics, we have been the pre-eminent supplier of micro endocouplers for the past decade, used to “read out”, visually or electronically, ½ mm fiber optic image bundles. Recent customer requests for custom medical systems require special applications of the Company’s proprietary fiber optic techniques and autoclavable instrumentation development and production experience.

In our LenslockTM line, having now demonstrated commercial production viability for the 2.7mm ENT scope, we expect to have our new 4 mm arthroscope and sinuscope instruments ready to be introduced by January, 2007.

Clearly, there has been a major change in our Company over the past year. Recently developed technologies are now being realized as production or pre-production hardware. Going forward, our expectations are aimed at applied development for revenue bearing products. Some examples beyond the new instruments mentioned above include our lens development for a new Night Vision system which is undergoing customer evaluation as well as a new line of industrial filter thin film coatings, which are nearing completion, for a specific customer.

Sales and Marketing Development

Within the past six months we have added significant new resources for the Company with the addition of a Director of Marketing with special experience in broad market initiatives especially in the medical field. Together with our existing sales and marketing staff, this team has already begun a number of efforts to strengthen our market presence. This has included a newly designed website (www.poci.com, expected to go live on or about 11/20/06), and a much more comprehensive view of trade show opportunities. This ability, coupled with the recently renewed efforts for select key trade show attendance by our Chief Scientific Officer, our CEO as well as our overall sales and marketing staff now allows a much greater opportunity to reach and follow up a broader customer base than we have heretofore been able to achieve. A number of new opportunities are already leading to customer discussions for prospects for our new technologies including, LenslockTM, micro precisionTM, and custom applications of our core optical capabilities. This includes renewed interest in some of our well-developed products such as our “classic” autoclavable endoscopes, and endocouplers, as well as new applications with our micro (fiberoptic) endoscopes.

The Company places great emphasis in bringing new products to near term sales opportunities with prospects for long-term customer relationships.

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

The Company believes that the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

Revenue Recognition

The Company recognizes revenue in accordance with U.S. GAAP and the Securities and Exchange Commission Staff Accounting Bulletin (“SAB”) No. 104 Revenue Recognition in Financial Statements. SAB No. 104 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the price to the buyer is fixed and determinable; and (4) collectibility is reasonably assured. The Company assesses credit worthiness of customers based upon prior history with the customer and assessment of financial condition. The Company’s shipping terms are customarily FOB shipping point.

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

Stock-Based Compensation

Effective July 1, 2006, the Company adopted the fair-value recognition provisions of Statement of Financial Accounting Standards No. 123 revised, "Accounting for Stock-Based Compensation" (SFAS No. 123(R)) to expense stock-based compensation.

Results of Operations

Total revenues for the quarter ended September 30, 2006 (the first quarter of fiscal year 2007) increased by approximately $55,000 or 13% from the same period in the prior year. The increase was due primarily to higher sales of medical products including micro-precisionTM optics and traditional LenslockTM endoscopes.

Revenues from the Company’s largest customers, as a percentage of total revenues for the three months ended September 30, 2006 and 2005, were as follows:

	2006	2005
Customer A	38	15
Customer B	10	15
All Others	52	70
	100%	100%

No other customer accounted for more than 10% of the Company’s revenues during those periods.

At September 30, 2006, receivables from the Company’s two largest customers were approximately 29% and 28%, respectively, of the total net accounts receivable. At June 30, 2006, receivables from the Company’s three largest customers were approximately 17%, 14%, and 14%, respectively, of the total net accounts receivable. No other customer accounted for more than 10% of the Company’s receivables as of September 30, 2006 and June 30, 2006.

Gross loss for the quarter ended September 30, 2006 reflected a favorable change of approximately $90,000 compared to the quarter ended September 30, 2005. Gross loss for the quarter ended September 30, 2006 as a percentage of revenues decreased from a negative 24.3% for the quarter ended September 30, 2005 to a negative 2.5% in the current quarter. This favorable change was due primarily to higher sales volume.

Research and development expenses were $207,824 for the quarter ended September 30, 2006, compared to $208,111 for the same period last year. While these expenses were virtually unchanged, they reflect a shift from previous activities aimed at the development of new technologies to applications of these technologies for customer-driven product development. Quarterly research and development expenses depend on the Company’s assessment of new product opportunities and available resources.

Selling, general and administrative expenses increased by approximately $78,000, or 18% for the quarter ended September 30, 2006 compared to the same period last year. This was due primarily to a non-cash charge related to stock-based compensation expense following the implementation of SFAS No. 123(R) along with costs associated with enhanced sales and marketing activities focused on increasing sales of recently developed products.

Interest income increased by approximately $6,100, or 66%, for the quarter ended September 30, 2006 compared to the previous year. The increase was due to higher interest rates offset by lower base of cash and cash equivalents.

No income tax provision was recorded in the first quarter of fiscal year 2006 or 2005 because of the losses generated in those periods.

Liquidity and Capital Resources

For the three months ended September 30, 2006, the Company’s cash and cash equivalents decreased by $755,449 to $1,274,979. The decrease in cash was due primarily from cash used in operating activities of $695,172, capital expenditures of $24,481, and patent costs of $39,456.

The Company believes, based on its operating and strategic plans and the cash held by the Company, that it will have sufficient funds to conduct operations through at least the next twelve months. We may need to raise additional capital in the near term to fund our operations, in particular, to support our ongoing product development activities. We may seek funding through additional public or private equity offerings, debt or other strategic financings or agreements with customers or vendors. Additional financing may not be available to us when needed, or, if available, may not be available on favorable terms. If we cannot obtain adequate financing on acceptable terms when such financing is required, our business will be adversely affected.

Contractual cash commitments for the fiscal years subsequent to September 30, 2006 are summarized as follows:

	2007	2008	Thereafter	Total

Operating leases	$24,388	$5,641	$371	$30,400

The Company generally provides a standard one-year warranty on materials and workmanship to its customers. The Company provides for estimated warranty costs at the time product revenue is recognized. Warranty costs are included as a component of cost of goods sold in the accompanying consolidated statements of operations. For the three month periods ended September 30, 2006 and 2005, warranty costs were not significant.

Trends and Uncertainties That May Affect Future Results

For the quarter ended September 30, 2006, the Company’s cash and cash equivalents decreased by $755,449, compared to an increase of $1,537,413 for the previous quarter ended June 30, 2006 as a result of the receipt of $2,112,500 in gross proceeds from the closing of a private placement on April 13, 2006.

Capital equipment expenditures during the quarter ended September 30, 2006 were $24,481, up from approximately $8,017 from the same period in 2005. Future capital expenditures will depend on future sales and the success of ongoing research and development efforts.

For the quarter ended September 30, 2006, research and development expenses were $207,824, compared to $208,111 a year earlier. The level of future quarterly R&D expenses will ultimately depend on the Company’s assessment of new product opportunities and available cash resources.

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

Item 3  Controls and Procedures

(a) Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that our disclosure controls and procedures were not effective as of September 30, 2006 solely because of the following material weakness in internal control over financial reporting with respect to accounting for stock-based compensation: a failure to ensure the correct application of SFAS 123(R) as of its effective date for the Company, July 1, 2006. During its quarterly review, the Company’s independent accountants identified this weakness.

We believe that, as of the date of this filing, we have remediated this material weakness in our internal control over financial reporting with respect to accounting for stock-based compensation. The issue related to SFAS 123(R) was detected and corrected prior to the release to the public of the financial results for the quarter ended September 30, 2006. Going forward, the Company has established new procedures requiring the ongoing review and implementation of changes in accounting rules and related disclosure requirements. This will take the form of periodic review meetings between the Company’s Chief Executive Officer and Chief Financial Officer, to be held at least twice per quarter - once at the beginning of each quarter and once prior to each filing with the SEC containing the Company’s financial statements. This policy has been adopted as of this filing.

In connection with this Form 10-QSB, our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures as currently in effect, including the remedial actions discussed above and have concluded that, as of this date, our disclosure controls and procedures are effective.

(b) There was no change in our internal control over financial reporting during the quarter ended September 30, 2006, that materially affected, or is reasonably likely to materially affect, such internal control over financial reporting. However, subsequent to September 30, 2006, we took the remedial actions described above.

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

PRECISION OPTICS CORPORATION, INC.

Date: November 14, 2006	By:	/s/ Michael T. Pieniazek
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