Form 10QSB
period 2006-12-31
PRECISION OPTICS CORPORATION INC
filed 2007-02-14
CIK 867840

FORM 10-QSB

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2006

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

Yes ☒	No ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

The number of shares outstanding of issuer's common stock, par value $.01 per share, at February 12, 2007 was 25,458,212 shares.

Transitional Small Business Disclosure Format (check one):

Yes ☐	No ☒

Item 1
PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES
CONSOLIDATED  BALANCE SHEETS
(UNAUDITED)
ASSETS

	December 31, 2006	June 30, 2006

CURRENT ASSETS
Cash and Cash Equivalents	$552,290	$2,030,428
Accounts Receivable, net	319,803	381,097
Inventories, net	511,559	445,802
Prepaid Expenses	105,734	45,912
Total Current Assets	1,489,386	2,903,239
PROPERTY AND EQUIPMENT
Machinery and Equipment	3,516,860	3,513,736
Leasehold Improvements	553,596	553,596
Furniture and Fixtures	136,762	93,545
Vehicles	42,343	42,343
	4,249,561	4,203,220
Less: Accumulated Depreciation	(4,119,768)	(4,127,287)
Net Property and Equipment	129,793	75,933
OTHER ASSETS
Cash surrender value of life insurance policies	13,246	13,246
Patents, net	277,903	236,115
Total Other Assets	291,149	249,361
TOTAL ASSETS	$1,910,328	$3,228,533
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts Payable	$294,309	$218,658
Accrued Employee Compensation	237,505	227,892
Accrued Professional Services	46,169	90,000
Accrued Warranty Expense	50,000	50,000
Other Accrued Liabilities	12	2,086
Total Current Liabilities	627,995	588,636
STOCKHOLDERS' EQUITY
Common Stock, $.01 par value-
Authorized – 20,000,000 shares
Issued and Outstanding – 15,458,212 shares
at December 31, 2006 and at June 30, 2006	154,582	154,582
Additional Paid-in Capital	34,823,671	34,729,873
Accumulated Deficit	(33,695,920)	(32,244,558)
Total Stockholders' Equity	1,282,333	2,639,897

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$1,910,328	$3,228,533

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED
DECEMBER 31, 2006 AND 2005
(UNAUDITED)

	Three Months Ended December 31,		Six Months Ended December 31,
	(As reclassified. See Note 1.)
	2006	2005	2006	2005
REVENUES	$470,811	$519,950	$898,436	$930,382

COST OF GOODS SOLD	316,437	403,101	699,897	837,027

Gross Profit / (Loss)	154,374	116,849	198,539	93,355

RESEARCH and DEVELOPMENT EXPENSES	378,954	346,168	643,477	633,998

SELLING, GENERAL and ADMINISTRATIVE EXPENSES	545,994	413,339	1,029,020	836,732

GAIN ON SALE OF FIXED ASSETS	-	-	-	(165,700)

Total Operating Expenses	924,948	759,507	1,672,497	1,305,030

Operating Loss	(770,574)	(642,658)	(1,473,958)	(1,211,675)

INTEREST INCOME	7,391	6,266	22,595	15,412

Net Loss	$(763,183)	$(636,392)	$(1,451,363)	$(1,196,263)

Basic and Diluted Loss Per Share	$(0.05)	$(0.09)	$(0.09)	$(0.17)

Weighted Average Common Shares Outstanding - Basic and Diluted	15,458,212	7,008,212	15,458,212	7,008,212

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED
DECEMBER 31, 2006 AND 2005
(UNAUDITED)

	Six Months
	Ended December 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(1,451,363)	$(1,196,263)
Adjustments to Reconcile Net Loss to Net Cash
Used In Operating Activities -
Depreciation and Amortization	57,365	83,396
Gain on Disposal of Asset	-	(165,700)
Stock-based compensation expense	109,259	-
Provision for Inventory Write-Down	-	38,600
Changes in Operating Assets and Liabilities-
Accounts Receivable	61,294	(135,458)
Inventories	(65,757)	30,164
Prepaid Expenses	(59,822)	(20,503)
Accounts Payable	75,651	26,146
Other Accrued Expenses	(36,292)	(44,403)
Net Cash Used In Operating Activities	(1,309,665)	(1,384,021)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of Property and Equipment	(83,304)	(8,017)
Proceeds from Disposal of Asset	-	162,000
Increase in Other Assets	(69,709)	(32,203)
Net Cash Provided By (Used In) Investing Activities	(153,013)	121,780
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of Offering Costs	(15,460)	-
Net Cash Used In Financing Activities	(15,460)	-
NET DECREASE IN CASH AND
CASH EQUIVALENTS	(1,478,138)	(1,262,241)
CASH AND CASH EQUIVALENTS AT BEGINNING
OF PERIOD	2,030,428	2,171,693
CASH AND CASH EQUIVALENTS AT END
OF PERIOD	$552,290	$909,452
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
Cash Paid for-
Interest	$-	$-
Income Taxes	$912	$912

PRECISION OPTICS CORPORATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Operations

The accompanying consolidated financial statements include the accounts of Precision Optics Corporation, Inc. and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

These consolidated financial statements have been prepared by the Company, without audit, and reflect normal recurring adjustments which, in the opinion of management, are necessary for a fair statement of the results of the second quarter and the first six months of the Company's fiscal year 2007. These consolidated financial statements do not include all disclosures associated with annual consolidated financial statements and, accordingly, should be read in conjunction with footnotes contained in the Company's consolidated financial statements for the year ended June 30, 2006 together with the Report of Independent Registered Public Accounting Firm filed under cover of the Company's 2006 Annual Report on Form 10-KSB.

The Company has incurred significant operating losses during the last ten fiscal years. This trend was primarily the result of the loss of several significant customers, and operating losses and provision for asset impairment, restructuring, and inventory write-downs associated with the downturn in demand for optical filters used in telecommunications systems. In fiscal 1998, the Company began making significant investments in research and development and capital purchases for new products. In August 1999 and March 2000, the Company raised gross proceeds of approximately $16 million of additional cash through the issuance of common stock. In July 2004, the Company completed a rights offering to stockholders by issuing 5,256,159 shares of common stock. Net cash proceeds to the Company (after offering costs of $222,175) were $5,033,984. In April 2006 the Company completed a private placement, issuing 8,450,000 shares of common stock. Net cash proceeds to the Company (after offering costs of $49,725) were $2,062,775.

In the past five fiscal years, the Company has implemented a number of restructuring and cost saving measures in an effort to align costs with revenues and strengthen financial performance. Full-time employee headcount has been reduced from 78 at June 30, 2001 to 32 at December 31, 2006. The Company has discontinued the development and manufacturing of telecommunications products, canceled the lease on its Optical Thin Films Technology Center, and written down and/or sold certain property, equipment and inventories invested in its telecommunications business. The Company will continue its review of other expense areas to determine where additional reductions in discretionary spending can be achieved.

The Company’s current sources of liquidity consist of its cash and cash equivalents and accounts receivable. At December 31, 2006 the Company had $552,290 in cash and cash equivalents and $319,803 in accounts receivable.

The Company expects its recent pattern of quarter-to-quarter revenue fluctuations to continue, due to the uncertain timing of individual orders and their size in relation to total revenues. The Company remains confident in the value of its technology and expertise in medical applications and elsewhere. During the past year, the Company introduced several new products that with continued promotion, and along with new and on-going customer relationships, the Company believes will result in increasing revenues. In addition, despite strict controls on R&D spending, the Company continues to move forward with new products and technical innovations.

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

Loss Per Share

Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. For the three and six months ended December 31, 2006 and 2005, the effect of stock options was antidilutive; therefore, they were not included in the computation of diluted loss per share. The number of shares issuable upon the exercise of outstanding stock options that were excluded from the computation as their effect would be antidilutive were approximately 2,532,583 and 1,316,783 for the three months ended December 31, 2006 and 2005, respectively and approximately 2,492,583 and 1,336,783 for the six months ended December 31, 2006 and 2005, respectively.

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

Reclassification

The Company has revised certain classifications within the statement of operations to more appropriately reflect as research and development costs certain expenditures associated with product development efforts that previously were reflected as cost of sales. The Company also reclassified certain reimbursed research and development costs as an offset to research and development expense from revenue. This change has been reflected retrospectively to all periods presented. The Company believes this better reflects the nature of certain expenditures (and reimbursements) due to the fact that the Company does not engage in any contractual arrangements to perform research and development. The effect of the reclassification had no impact on operating income, net income, the Company’s financial position or cash flows.

The table below summarizes the effect of these changes for the following periods:

	Three Months Ended December 31, 2005		Six Months Ended December 31, 2005
	Currently Reported	Before Reclassification	Currently Reported	Before Reclassification

Revenues	$519,950	$529,195	$930,382	$948,777
Gross Profit	$116,849	$42,072	$93,355	$(59,846)
Research and Development Expenses	$346,168	$269,159	$633,998	$477,270
Total Operating Expenses	$759,507	$684,730	$1,305,030	$1,151,829

	Three Months Ended December 31, 2006		Six Months Ended December 31, 2006
	Currently Reported	Before Reclassification	Currently Reported	Before Reclassification

Revenues	$470,811	$489,911	$898,436	$964,065
Gross Profit	$154,374	$98,708	$198,539	$86,938
Research and Development Expenses	$378,954	$322,069	$643,477	$529,893
Total Operating Expenses	$924,948	$869,282	$1,672,497	$1,560,896

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

In assessing the likelihood of utilization of existing deferred tax assets, management has considered historical results of operations and the current operating environment. Based on this evaluation, a full valuation reserve has been provided for the deferred tax assets.

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

2.	INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

	December 31, 2006	June 30, 2006

Raw Materials	$264,969	$251,725

Work-In-Progress	169,599	114,786

Finished Goods	76,991	79,291

Total Inventories	$511,559	$445,802

3.	STOCK-BASED COMPENSATION

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

Stock-based compensation costs recognized for the three and six month periods ended December 31, 2006, included compensation costs for awards granted prior to, but not yet vested as of July 1, 2006 (adoption date), as well as any new grants issued after July 1, 2006. Total costs recognized during the three and six month periods ended December 31, 2006 amounted to approximately $51,000 and $109,000, respectively and are included in selling, general and administrative expenses in the accompanying consolidated statements of operations. No compensation has been capitalized because such amount would have been immaterial. There was no income tax benefit related to such compensation for the three and six months ended December 31, 2006, as the Company is currently in a loss position. Total amount of options granted during the three and six months ended December 31, 2006 were 40,000 and 265,000, respectively.

As of December 31, 2006, the unrecognized compensation costs related to options vesting will be primarily recognized over a period of approximately 5 years:

OPTIONS	2007	2008	2009	2010	2011	TOTAL
Compensation Expense	$ 85,578	$ 104,234	$ 84,720	$ 21,805	$ 21,805	$ 318,142

The Company had previously followed the disclosure-only provisions of SFAS No. 123, “Accounting for Share-based Compensation,” as amended by SFAS No. 148, “Accounting for Share-based Compensation—Transition and Disclosure”. The following table illustrates the effect on net income and earnings per share for the three and six months ended December 31, 2005 as if the Company had applied the fair value recognition provisions of SFAS No. 123 to share-based employee awards.

	Three Months Ended December 31, 2005	Six Months Ended December 31, 2005
Net loss as reported	$(636,392)	$(1,196,263)
Add: Employee compensation expense for share options included in reported net income, net of income taxes	-	-
Less: Total employee compensation expense for share options determined under the fair value method, net of income taxes	(90,397)	(197,679)
Pro forma net loss	$(726,789)	$(1,393,942)
Net loss per share:
Basic and diluted - as reported	$(0.09)	$(0.17)
Basic and diluted - pro forma	$(0.10)	$(0.20)

Upon adoption of SFAS 123(R), in accordance with Staff Accounting Bulletin No. 107, the Company selected the Black-Scholes option pricing model as the most appropriate method for determining the estimated fair value for the stock awards. The Black-Scholes method of valuation requires several assumptions: (1) the expected term of the stock award, (2) the expected future stock volatility over the expected term and (3) risk-free interest rate. The expected term represents the expected period of time the Company believes the options will be outstanding based on historical information. Estimates of expected future stock price volatility are based on the historic volatility of the Company’s common stock and the risk free interest rate is based on the U.S. Zero-Bond rate. The Company utilizes a forfeiture rate based on an analysis of the Company’s actual experience. The fair value of options at date of grant was estimated with the following assumptions:

	Six Months Ended
	December 31, 2006	December 31, 2005
Assumptions:
Option life	5.3 years	5.3 years
Risk-free interest rate	5.00%	4.07%
Stock volatility	108%	107%
Dividend yield	-0-	-0-
Weighted average fair value of grants	$0.27	$0.37

Stock Option and Other Compensation Plans:

Effective July 1, 2006, the Company adopted SFAS 123(R) using the modified prospective method to account for share-based payments to employees and the Company’s Board of Directors. The type of share-based payments currently utilized by the Company is stock options.

The Company has various stock option and other compensation plans for directors, officers, and employees. The Company has the following stock option plans outstanding as of December 31, 2006: Amended and Restated 1997 Incentive Plan and the 2006 Equity Incentive Plan. Vesting periods are at the discretion of the Board of Directors and typically average five years. Options under these plans are granted at fair market value and have a term of ten years from the date of grant.

The following tables summarize stock option activity during the first six months of fiscal year 2007:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Life

Outstanding at June 30, 2006	2,277,583	$0.66
Grants	265,000	0.27
Exercises	—
Cancellations	(10,000)	0.55
Outstanding at December 31, 2006	2,532,583	$0.63	9.06 years

Information related to the stock options outstanding as of December 31, 2006 is as follows:

Range of Exercise Prices	Number of Shares	Weighted-Average Remaining Contractual Life (years)	Weighted-Average Exercise Price	Exercisable Number of Shares	Exercisable Weighted-Average Exercise Price
$0.25	165,000	9.76	$0.25	60,835	$0.25
$0.30	100,000	9.65	0.30	-	0.30
$0.46	20,000	8.92	0.46	20,000	0.46
$0.55	1,313,583	9.36	0.55	553,512	0.55
$0.83	934,000	8.46	0.83	280,200	0.83
$0.25-$0.83	2,532,583	9.06	$0.61	914,547	$0.63

The aggregate intrinsic value of the Company’s “in-the-money” outstanding and exercisable options as of December 31, 2006 was $24,150 and $6,692, respectively.

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

According to Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," the Performance Options and Repriced Options were subject to variable accounting until the awards are exercised, forfeited, or expire unexercised, which includes periodic measurement of compensation expense based on the intrinsic value of the options. The compensation cost, if any, was recognized and adjusted quarterly for vested options or ratably over the vesting period for unvested options. No compensation expense related to these stock options was reflected in the net loss for the quarter ended December 31, 2005 as all options granted had an exercise price greater than the market value of the underlying common stock as of December 31, 2005. Upon the adoption of SFAS No. 123(R), these options are no longer subject to variable accounting.  Compensation related to these options is included in the amounts disclosed above for the three and six month periods ended December 31, 2006.

4.	Sale of Equipment

In June 2005 the Company received an $18,000 deposit towards the sale of equipment previously used in its discontinued telecommunications business and in July 2005 recognized the sale of this equipment for $180,000, resulting in a gain of $165,700 in the quarter ended September 30, 2005. The Company received the remaining balance of $162,000 in the quarter ended September 30, 2005.

5.	Subsequent Events

On February 1, 2007, the Company announced it had completed a private placement with institutional and other accredited investors pursuant to which it sold an aggregate of 10,000,000 shares of the Company’s common stock, par value $0.01 per share, at a price of $0.25 per share and warrants to purchase an aggregate of 10,000,000 shares of common stock at an exercise price of $0.32 per share. The closing of the Private Placement occurred on February 1, 2007, raising proceeds of $2,500,000 less customary transaction expenses, including professional fees associated with the private placement and the subsequent registration of the common stock under the Securities Act of 1933, as amended. The Company has agreed to file a registration statement with the Securities and Exchange Commission to register the resale of the shares of common stock issued and the shares of common stock issuable upon the exercise of the warrants sold in this private placement.

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

The Company is currently developing specialty instruments incorporating its patent-pending LENSLOCKTM technology which is designed to provide lower cost, easier repairability and enhanced durability. The Company is also aggressively pursuing ultra-small instruments (some with lenses less than one millimeter in diameter) utilizing patent-pending micro-precisionTM lens technology. The Company is also exploring new initiatives in single-molecule technology and nanotechnology for biomedical and other applications.

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

Growth Trends and Critical Factors

Over the past few years new product and technology development has undergone significant changes in shifting the emphasis of R&D efforts from the development of underlying technologies to market exploitation in the applications of these new technologies. These have already been realized to some degree in a number of areas. Over the past two to three years these developments have produced revenues from new microprecision™ lens products and new LenslockTM endoscopes. Recent initiatives in the area of microprecision™ lenses address specific customer opportunities in three or four different medical specialty applications. Similarly, in endoscope technologies we continue new product offerings in application of our LenslockTM product line with over 150 such instruments produced and sold in the past year. Other instruments with possible volume production include our new video ophthalmoscope, which was developed and shipped in the past 24 months.

Our capabilities with very small high precision lenses have begun to realize new markets for our core competencies in medical optical systems design, development and production. Among our specialties in fiber optics, we believe we have been the pre-eminent supplier of micro endocouplers for the past decade, used to “read out”, visually or electronically, ½ mm fiber optic image bundles. Recent customer requests for custom medical systems require special applications of the Company’s proprietary fiber optic techniques and autoclavable instrumentation development and production experience.

In our LenslockTM line, having now demonstrated commercial production viability for the 2.7mm ENT scope, we expect to have our new 4 mm arthroscope and sinuscope instruments ready to be introduced in the near future.

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

Sales and Marketing Development

Within the past nine months we have added significant new resources for the Company with the addition of a Director of Marketing with special experience in broad market initiatives especially in the medical field. Together with our existing sales and marketing staff, this team has already begun a number of efforts to strengthen our market presence. This has included a newly designed website (www.poci.com), and a much more comprehensive view of trade show opportunities. Coupled with the recently renewed efforts for select key trade show attendance by our Chief Scientific Officer, our CEO as well as our overall sales and marketing staff, we believe we have a greater opportunity to reach and follow up a broader customer base than we have heretofore been able to achieve. A number of new opportunities are already leading to customer discussions for prospects for our new technologies including, LenslockTM, micro precisionTM, and custom applications of our core optical capabilities. This includes renewed interest in some of our well-developed products such as our “classic” autoclavable endoscopes, and endocouplers, as well as new applications with our micro (fiberoptic) endoscopes.

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

Stock-Based Compensation

Effective July 1, 2006, the Company adopted the fair-value recognition provisions of Statement of Financial Accounting Standards No. 123 revised, "Accounting for Stock-Based Compensation" (SFAS No. 123 (R)) to expense stock-based compensation.

Results of Operations

The Company has revised certain classifications within the statement of operations to more appropriately reflect as research and development costs certain expenditures associated with product development efforts that previously were reflected as cost of sales. The Company also reclassified certain reimbursed research and development costs as an offset to research and development expense from revenue. This change has been reflected retrospectively to all periods presented. The Company believes this better reflects the nature of certain expenditures (and reimbursements) due to the fact that the Company does not engage in any contractual arrangements to perform research and development. The effect of the reclassification had no impact on operating income, net income, the Company’s financial position or cash flows.

Total revenues for the quarter ended December 31, 2006 (the second quarter of fiscal year 2007) decreased by approximately $49,000, or 9%, from the same period in the prior year. Total revenue for the six months ended December 31, 2006 decreased by approximately $32,000, or 3%, from the same period in the prior year.

The decrease was due primarily to lower sales of medical products including micro-precisionTM optics and traditional endoscopes.

Revenues from the Company’s largest customers, as a percentage of total revenues for the six months ended December 31, 2006 and 2005, were as follows:

	2006	2005
Customer A	29	18
Customer B	15	15
All Others	56	67
	100%	100%

No other customer accounted for more than 10% of the Company’s revenues during those periods.

At December 31, 2006, receivables from the Company’s three largest customers were approximately 29%, 17% and 11%, respectively, of the total net accounts receivable. At June 30, 2006, receivables from the Company’s three largest customers were approximately 17%, 14%, and 14%, respectively, of the total net accounts receivable. No other customer accounted for more than 10% of the Company’s receivables as of December 31, 2006 and June 30, 2006.

Gross profit for the quarter ended December 31, 2006 reflected a favorable change of approximately $38,000 compared to the quarter ended December 31, 2005. Gross profit as a percentage of revenues increased from 22.5% for the quarter ended December 31, 2005 to 32.8% for the quarter ended December 31, 2006. Gross profit for the six months ended December 31, 2006 reflected a favorable change of approximately $105,000 compared to the six months ended December 31, 2005. Gross profit as a percentage of revenues increased from 10% for the six months ended December 31, 2005 to a gross profit of 22.1% for the six months ended December 31, 2006. This favorable change was due primarily to efficiencies in production, product mix and higher volumes of individual products and certain reclassifications.

Research and development expenses were $378,954 for the quarter ended December 31, 2006, compared to $346,168 for the same period in the prior fiscal year. Research and development expenses were $643,477 for the six months ended December 31, 2006, compared to $633,998 for the same period in the prior fiscal year. These expenses reflect a shift from previous activities aimed at the development of new technologies to applications of these technologies for customer-driven product development along with certain reclassifications. Quarterly research and development expenses depend on the Company’s assessment of new product opportunities and available resources.

Selling, general and administrative expenses increased by approximately $133,000, or 32.1% for the quarter ended December 31, 2006 compared to the same period in the prior fiscal year. Selling, general and administrative expenses increased by approximately $192,000, or 23%, for the six months ending December 31, 2006 compared to the same period in the prior fiscal year. This was due primarily to a non-cash charge related to stock-based compensation expense following the implementation of SFAS No. 123 (R) along with costs associated with enhanced sales and marketing activities focused on increasing sales of recently developed products and increased professional fees.

Interest income increased by approximately $1,100, or 18%, for the quarter ended December 31, 2006 and by approximately $7,200 for the six months ending December 31, 2006 compared to the corresponding periods in the prior fiscal year. The increase was due to higher interest rates offset by lower base of cash and cash equivalents.

No income tax provision was recorded in the first quarter of fiscal year 2006 or 2005 because of the losses generated in those periods.

Liquidity and Capital Resources

For the six months ended December 31, 2006, the Company’s cash and cash equivalents decreased by $1,478,138 to $552,290. The decrease in cash was due primarily from cash used in operating activities of $1,309,665, capital expenditures of $83,304, and patent costs of $69,709.

On February 1, 2007, the Company closed on a private placement of its common stock raising gross proceeds of $2,500,000. The Company believes, based on its operating and strategic plans and the cash held by the Company, that it will have sufficient funds to conduct operations through the next twelve months.

Contractual cash commitments for the fiscal years subsequent to December 31, 2006 are summarized as follows:

	2007	2008	Thereafter	Total

Operating leases	$15,959	$5,641	$371	$21,971

The Company generally provides a standard one-year warranty on materials and workmanship to its customers. The Company provides for estimated warranty costs at the time product revenue is recognized. Warranty costs are included as a component of cost of goods sold in the accompanying consolidated statements of operations. For the three month periods ended December 31, 2006 and 2005, warranty costs were not significant.

Trends and Uncertainties That May Affect Future Results

For the quarter ended December 31, 2006, the Company’s cash and cash equivalents decreased by $722,689, compared to a decrease of $755,449 for the previous quarter ended September 30, 2006.

Capital equipment expenditures during the quarter ended December 31, 2006 were $58,823 compared to $0 for the same period in 2005. Future capital expenditures will depend on future sales and the success of ongoing research and development efforts.

For the quarter ended December 31, 2006, research and development expenses were $378,954, compared to $346,168 a year earlier. The level of future quarterly R&D expenses will ultimately depend on the Company’s assessment of new product opportunities and available cash resources.

The Company believes that the recent introduction of several new products, along with new and ongoing customer relationships, will generate additional revenues, which are required in order for the Company to achieve profitability. In the coming months the Company will continue to focus its efforts on marketing products recently introduced or redesigned. The Company believes that these marketing activities, if successful, may result in the overall growth of sales.

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

(b) There was a change in our internal control over financial reporting that occurred during the quarter ended December 31, 2006. Our Chief Executive Officer and Chief Financial Officer evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that our disclosure controls and procedures were not effective as of September 30, 2006 solely because of the following material weakness in internal control over financial reporting with respect to accounting for stock-based compensation: a failure to ensure the correct application of SFAS 123(R) as of its effective date for the Company, July 1, 2006. During its review of the Company's financials for the quarter ended September 30, 2006, the Company’s independent accountants identified this weakness. On November 14, 2006, the Company established new procedures requiring the ongoing review and implementation of changes in accounting rules and related disclosure requirements in the form of periodic review meetings between the Company’s Chief Executive Officer and Chief Financial Officer, held at least twice per quarter - once at the beginning of each quarter and once prior to each filing with the SEC containing the Company’s financial statements.

There was no change in our internal control over financial reporting during the Company’s most recently completed fiscal quarter as a result of the evaluation referred to in clause (a) of this Item 3.

PART II. OTHER INFORMATION
Item 4 Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Shareholders of the Company held on November 28, 2006, 15,074,972 (or 97.52%) of the 15,458,212 then outstanding shares of common stock of the Company were present or represented and voted by proxy. Mr. Richard E. Forkey was elected as a Class I Director of the Company by a vote of 14,684,602 shares voted for and 390,370 shares withheld. Mr. Edward A. Benjamin was also elected as a Class I Director of the Company by a vote of 14,623,567 shares voted for and 451,405 shares withheld. Messrs. Donald A. Major, Richard Miles and Joel R. Pitlor and Dr. Joseph N. Forkey continued serving their terms of office as directors after the annual meeting. The shareholders also approved a proposed amendment to the Articles of Organization of the Company, as amended, to increase the number of shares of Common Stock that the Company is authorized to issue from 20,000,000 to 50,000,000 by a vote of 14,591,866 shares voted for, 472,016 shares voted against and 11,089 shares abstaining. The Company filed the amendment with the Secretary of the Commonwealth of Massachusetts on January 10, 2007. The shareholders also approved proposed amendments to the Amended and Restated 1997 Incentive Plan of the Company by a vote of 9,311,696 shares voted for, 485,554 shares voted against and 1,842 shares abstaining. The shareholders also approved the 2006 Equity Incentive Plan of the Company by a vote of 9,310,910 shares voted for, 484,355 shares voted against and 3,827 shares abstaining.

Item 6	Exhibits
Exhibit 10.1 - Form of Incentive Stock Option Certificate*

Exhibit 10.2 - Form of Nonstatutory Stock Option Certificate*

Exhibit 10.3 - 2006 Equity Incentive Plan (incorporated herein by reference to the Company’s Current Report on Form 8-K (No. 001-10647) filed on December 4, 2006)*

Exhibit 31.1 - Certifications of the Company’s Chief Executive Officer required by Rule 13a-14(a)/15d-14(a)

Exhibit 31.2 - Certifications of the Company’s Chief Financial
Officer required by Rule 13a-14(a)/15d-14(a)

Exhibit 32.1 - Certifications of the Company’s Chief Executive
Officer and Chief Financial Officer required by Rule 13a-14(b) and 18 U.S. C. 1350.
_______

* Management contract or compensatory plan.

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRECISION OPTICS CORPORATION, INC.

Date: February 14, 2007	By:	/s/ Michael T. Pieniazek
Michael T. Pieniazek
Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit 10.1 - Form of Incentive Stock Option Certificate*

Exhibit 10.2 - Form of Nonstatutory Stock Option Certificate*

Exhibit 10.3 - 2006 Equity Incentive Plan (incorporated herein by reference to the Company’s Current Report on Form 8-K (No. 001-10647) filed on December 4, 2006)*

Exhibit 31.1 - Certifications of the Company’s Chief Executive
Officer required by Rule 13a-14(a)/15d-14(a)

Exhibit 31.2 - Certifications of the Company’s Chief Financial
Officer required by Rule 13a-14(a)/15d-14(a)

Exhibit 32.1 - Certifications of the Company’s Chief Executive
Officer and Chief Financial Officer required by Rule 13a-14(b) and
18 U.S. C. 1350
_________

* Management contract or compensatory plan.