Form 10QSB
period 2007-03-31
PRECISION OPTICS CORPORATION INC
filed 2007-05-15
CIK 867840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

The number of shares outstanding of issuer's common stock, par value $.01 per share, at May 14, 2007 was 25,458,212 shares.

Transitional Small Business Disclosure Format (check one):

Yes ☐	No ☒

Item 1

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES
CONSOLIDATED  BALANCE SHEETS
(UNAUDITED)
ASSETS

	March 31, 2007	June 30, 2006

CURRENT ASSETS
Cash and Cash Equivalents	$2,111,159	$2,030,428
Accounts Receivable, net	207,647	381,097
Inventories, net	996,991	445,802
Prepaid Expenses	80,601	45,912
Total Current Assets	3,396,398	2,903,239
PROPERTY AND EQUIPMENT
Machinery and Equipment	3,552,820	3,513,736
Leasehold Improvements	553,596	553,596
Furniture and Fixtures	138,842	93,545
Vehicles	42,343	42,343
	4,287,601	4,203,220
Less: Accumulated Depreciation	(4,131,457)	(4,127,287)
Net Property and Equipment	156,144	75,933
OTHER ASSETS
Cash surrender value of life insurance policies	4,438	13,246
Patents, net	273,890	236,115
Total Other Assets	278,328	249,361
TOTAL ASSETS	$3,830,870	$3,228,533

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts Payable	$621,222	$218,658
Accrued Employee Compensation	209,968	227,892
Accrued Professional Services	74,910	90,000
Accrued Warranty Expense	50,000	50,000
Other Accrued Liabilities	1,882	2,086
Total Current Liabilities	957,982	588,636
STOCKHOLDERS' EQUITY
Common Stock, $.01 par value-
Authorized - 50,000,000 shares
Issued and Outstanding - 25,458,212 shares
at March 31, 2007 and 15,458,212 shares at June 30, 2006	254,582	154,582
Additional Paid-in Capital	37,158,136	34,729,873
Accumulated Deficit	(34,539,830)	(32,244,558)
Total Stockholders' Equity	2,872,888	2,639,897

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$3,830,870	$3,228,533

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED
MARCH 31, 2007 AND 2006
(UNAUDITED)

	Three Months Ended March 31,		Nine Months Ended March 31,
	(As reclassified. See Note 1.)
	2007	2006	2007	2006
REVENUES	$467,199	$646,077	$1,365,636	$1,576,459

COST OF GOODS SOLD	419,849	527,027	1,119,749	1,364,054
Gross Profit	47,350	119,050	245,887	212,405

RESEARCH and DEVELOPMENT EXPENSES, net	323,410	219,674	966,887	853,672

SELLING, GENERAL and ADMINISTRATIVE EXPENSES	581,222	385,811	1,610,238	1,222,543

GAIN ON SALE OF FIXED ASSETS	—	—	—	(165,700)
Total Operating Expenses	904,632	605,485	2,577,125	1,910,515

Operating Loss	(857,282)	(486,435)	(2,331,238)	(1,698,110)

INTEREST INCOME	13,371	4,262	35,965	19,672

Net Loss	$(843,911)	$(482,173)	$(2,295,273)	$(1,678,438)

Basic and Diluted Loss Per Share	$(0.04)	$(0.07)	$(0.13)	$(0.24)

Weighted Average Common Shares Outstanding - Basic and Diluted	22,124,879	7,008,212	17,680,434	7,008,212

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED
MARCH 31, 2007 AND 2006
(UNAUDITED)

	Nine Months
	Ended March 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(2,295,273)	$(1,678,438)
Adjustments to Reconcile Net Loss to Net Cash
Used In Operating Activities -
Depreciation and Amortization	83,399	116,991
Gain on Disposal of Asset	—	(165,700)
Stock-based compensation expense	152,048	—
Provision for Inventory Write-Down	—	38,600
Changes in Operating Assets and Liabilities-
Accounts Receivable	173,450	(257,113)
Inventories	(551,189)	8,929
Prepaid Expenses	(34,689)	(2,427)
Accounts Payable	402,564	199,943
Other Accrued Expenses	(33,218)	(41,439)
Net Cash Used In Operating Activities	(2,102,908)	(1,780,654)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of Property and Equipment	(121,342)	(20,667)
Proceeds from Disposal of Asset	—	162,000
Increase in Other Assets	(71,235)	(39,357)
Net Cash Provided By (Used In) Investing Activities	(192,577)	101,976
CASH FLOWS FROM FINANCING ACTIVITIES:
Gross Proceeds from Private Placement	2,500,000	—
Payment of Offering Costs	(123,784)	—
Net Cash Provided In Financing Activities	2,376,216	—
NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS	80,731	(1,678,678)
CASH AND CASH EQUIVALENTS AT BEGINNING
OF PERIOD	2,030,428	2,171,693
CASH AND CASH EQUIVALENTS AT END
OF PERIOD	$2,111,159	$493,015
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
Cash Paid for-
Interest	$—	$—
Income Taxes	$912	$912

PRECISION OPTICS CORPORATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Principles of Consolidation and Operations

The accompanying consolidated financial statements include the accounts of Precision Optics Corporation, Inc. and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

These consolidated financial statements have been prepared by the Company, without audit, and reflect normal recurring adjustments which, in the opinion of management, are necessary for a fair statement of the results of the third quarter and the first nine months of the Company's fiscal year 2007. These consolidated financial statements do not include all disclosures associated with annual consolidated financial statements and, accordingly, should be read in conjunction with footnotes contained in the Company's consolidated financial statements for the year ended June 30, 2006 together with the Report of Independent Registered Public Accounting Firm filed under cover of the Company's 2006 Annual Report on Form 10-KSB.

In April 2006 the Company completed a private placement, issuing 8,450,000 shares of common stock. Net cash proceeds to the Company (after offering costs of $49,725) were $2,062,775. In February 2007 the Company completed a private placement, pursuant to which it sold an aggregate of 10,000,000 shares of common stock, at a price of $0.25 per share and warrants to purchase an aggregate of 10,000,000 shares of common stock at an exercise price of $0.32 per share. Net cash proceeds to the Company (after offering costs of $108,324) were $2,391,676.

In the past five fiscal years, the Company has implemented a number of restructuring and cost saving measures in an effort to align costs with revenues and strengthen financial performance. Full-time employee headcount has been reduced from 78 at June 30, 2001 to 35 at March 31, 2007. The Company has discontinued the development and manufacturing of telecommunications products, canceled the lease on its Optical Thin Films Technology Center, and written down and/or sold certain property, equipment and inventories invested in its telecommunications business. The Company will continue its review of other expense areas to determine where additional reductions in discretionary spending can be achieved.

The Company’s current sources of liquidity consist of its cash and cash equivalents and accounts receivable. At March 31, 2007 the Company had $2,111,159 in cash and cash equivalents and $207,647 in accounts receivable.

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

Loss Per Share

Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. For the three and nine months ended March 31, 2007 and 2006, the effect of stock options was antidilutive; therefore, they were not included in the computation of diluted loss per share. The number of shares issuable upon the exercise of outstanding stock options and warrants that were excluded from the computation as their effect would be antidilutive were approximately 12,532,583 and 1,336,783 for the periods ended March 31, 2007 and 2006, respectively.

Revenue Recognition

In December 2003, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 104 (“SAB No. 104”) which establishes guidance in applying generally accepted accounting principles to revenue recognition in financial statements and was effective for the Company’s fiscal year 2004. SAB No. 104 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the price to the buyer is fixed and determinable; and (4) collectibility is reasonably assured. The Company’s shipping terms are customarily FOB shipping point. The Company’s revenue recognition practices comply with the guidance in the bulletin.

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

Reclassification

The Company has revised certain classifications within the statement of operations to more appropriately reflect as research and development costs certain expenditures associated with product development efforts that previously were reflected as cost of sales. The Company also reclassified certain reimbursed research and development costs, including costs associated with the production of prototypes, as an offset to research and development expense from revenue. In accordance with SFAS No. 154, “Accounting Changes and Error Corrections”, this change has been reflected retrospectively to all periods presented. The Company believes this better reflects the nature of certain expenditures (and reimbursements) due to the fact that the Company does not engage in any contractual arrangements to perform research and development. The effect of the reclassification had no impact on operating income, net income, the Company’s financial position or cash flows.

The table below summarizes the effect of these changes for the following periods:

	Three Months Ended March 31, 2006		Nine Months Ended March 31, 2006
	Currently Reported	Before Reclassification	Currently Reported	Before Reclassification
Revenues	$646,077	$704,011	$1,576,459	$1,652,788
Gross Profit	$119,050	$26,116	$212,405	$(33,730)
Research and Development Expenses, net	$219,674	$130,267	$853,672	$607,537
Total Operating Expenses	$605,485	$512,551	$1,910,515	$1,664,380

	Three Months Ended March 31, 2007		Nine Months Ended March 31, 2007
	Currently Reported	Before Reclassification	Currently Reported	Before Reclassification
Revenues	$467,199	$467,199	$1,365,636	$1,431,265
Gross Profit	$47,350	$47,350	$245,887	$134,286
Research and Development Expenses, net	$323,410	$323,410	$966,887	$853,303
Total Operating Expenses	$904,632	$904,632	$2,577,125	$2,465,524

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

Recent Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48 "Accounting for Uncertainty in Income Taxes" ("FIN48"). FIN 48 is an interpretation of FASB Statement No. 109 "Accounting for Income Taxes," and it seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. In addition, FIN 48 requires expanded disclosure with respect to the uncertainty in income taxes and is required to be adopted for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact, if any, that FIN 48 will have on its financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 "Fair Value Measurements", ("FAS 157"). FAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosure requirements regarding fair value measurement. FAS 157 is effective for the Company beginning July 1, 2008. The Company is currently reviewing FAS 157 to determine the impact and materiality of its adoption to the Company.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 ("SAB No. 108"), Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements, providing guidance on quantifying financial statement misstatement and implementation when first applying this guidance. Under SAB No. 108, companies should evaluate a misstatement based on its impact on the current year income statement, as well as the cumulative effect of correcting such misstatements that existed in prior years still existing in the current year's ending balance sheet. SAB No. 108 is effective for fiscal years ending after November 15, 2006.  The Company is currently evaluating the impact, if any, that SAB No. 108 will have on its financial statements.

In December 2006, the Financial Accounting Standards Board (“FASB”) issued a FASB Staff Position (“FSP”) Emerging Issues Task Force (“EITF”) Issue No. 00-19-2 “Accounting for Registration Payment Arrangements” (“FSP 00-19-2”) which addresses an issuer’s accounting for registration payment arrangements. FSP 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5 “Accounting for Contingencies”. The guidance in FSP 00-19-2 amends FASB Statements No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”, and FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” to include scope exceptions for registration payment arrangements. FSP 00-19-2 is effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to the issuance of FSP 00-19-2. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of FSP 00-19-2, this is effective for financial statements issued for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years. The Company entered into a Registration Rights Agreement (the "Agreement") in connection with a private placement during the quarter ended March 31, 2007 (see Note 5). All of the Company’s obligations under the Agreement have been met and the Company has determined that no accrual is needed as of March 31, 2007 as it is not considered probable that the Company will make any payments under the applicable provisions of the Agreement.

2.	INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

	March 31, 2007	June 30, 2006

Raw Materials	$571,913	$251,725

Work-In-Progress	357,910	114,786

Finished Goods	67,168	79,291

Total Inventories	$996,991	$445,802

3.	STOCK-BASED COMPENSATION

On July 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R) (“SFAS 123(R)”) “Accounting for Stock-Based Compensation”, which requires the measurement and recognition of all compensation costs for all stock based awards made to employees and the Board of Directors based upon fair value over the requisite service period for awards expected to vest. Prior to adoption, the Company accounted for stock options under the intrinsic value method set in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, and provided the required pro forma disclosures prescribed by SFAS No. 123, “Accounting for Share-based Compensation”, as amended.

SFAS 123(R) requires the Company to estimate the fair value of share-based awards on the date of grant using an option pricing model. The Company adopted SFAS 123(R) using the modified prospective transition method which requires the application of the accounting standard starting July 1, 2006, the first day of the Company’s fiscal year 2007. Prior period information will not be restated to reflect the fair value method of expensing share-based awards.

Stock-based compensation costs recognized for the three and nine month periods ended March 31, 2007, included compensation costs for awards granted prior to, but not yet vested as of July 1, 2006 (adoption date), as well as any new grants issued after July 1, 2006. Total costs recognized during the three and nine month periods ended March 31, 2007 amounted to approximately $43,000 and $152,000, respectively and are included in selling, general and administrative expenses in the accompanying consolidated statements of operations. No compensation has been capitalized because such amount would have been immaterial. There was no net income tax benefit recognized related to such compensation for the three and nine months ended March 31, 2007, as the Company is currently in a loss position. Total amount of options granted during the three and nine months ended March 31, 2007 were -0- and 265,000, respectively.

As of March 31, 2007, the unrecognized compensation costs related to options vesting will be primarily recognized over a period of approximately 5 years:

OPTIONS	2007	2008	2009	2010	2011	TOT AL
Compensation Expense	$42,788	$104,234	$84,720	$21,805	$21,805	$275,352

The Company had previously followed the disclosure-only provisions of SFAS No. 123, “Accounting for Share-based Compensation,” as amended by SFAS No. 148, “Accounting for Share-based Compensation—Transition and Disclosure”. The following table illustrates the effect on net income and earnings per share for the three and nine months ended March 31, 2006 as if the Company had applied the fair value recognition provisions of SFAS No. 123 to share-based employee awards.

	Three Months Ended March 31, 2006	Nine Months Ended March 31, 2006
Net loss as reported	$(482,173)	$(1,678,438)
Add: Employee compensation expense for share options included in reported net income, net of income taxes	—	—
Less: Total employee compensation expense for share options determined under the fair value method, net of income taxes	(70,827)	(268,505)
Pro forma net loss	$(553,000)	$(1,946,943)
Net loss per share:
Basic and diluted - as reported	$(0.07)	$(0.24)
Basic and diluted - pro forma	$(0.08)	$(0.28)

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

	Nine Months Ended
	March 31, 2007	March 31, 2006
Assumptions:
Option life	5.3 years	5.3 years
Risk-free interest rate	5.00%	4.07%
Stock volatility	108%	107%
Dividend yield	-0-	-0-
Weighted average fair value of grants	$0.22	$0.45

Stock Option and Other Compensation Plans:

The type of share-based payments currently utilized by the Company is stock options.

The Company has various stock option and other compensation plans for directors, officers, and employees. The Company has the following stock option plans outstanding as of March 31, 2007: Amended and Restated 1997 Incentive Plan and the 2006 Equity Incentive Plan. Vesting periods are at the discretion of the Board of Directors and typically average five years. Options under these plans are granted at fair market value and have a term of ten years from the date of grant.

The following tables summarize stock option activity during the first nine months of fiscal year 2007:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Life
Outstanding at June 30, 2006	2,277,583	$0.66
Grants	265,000	0.27
Exercises	—
Cancellations	(10,000)	0.55
Outstanding at March 31, 2007	2,532,583	$0.63	8.82 years

Information related to the stock options outstanding as of March 31, 2007 is as follows:

Range of Exercise Prices	Number of Shares	Weighted-Average Remaining Contractual Life (years)	Weighted-Average Exercise Price	Exercisable Number of Shares	Exercisable Weighted-Average Exercise Price
$0.25	165,000	9.52	$0.25	60,835	$0.25
$0.30	100,000	9.40	0.30	—	0.30
$0.46	20,000	8.67	0.46	20,000	0.46
$0.55	1,313,583	9.12	0.55	553,512	0.55
$0.83	934,000	8.22	0.83	280,200	0.83
$0.25-$0.83	2,532,583	8.82	$0.61	914,547	$0.63

The aggregate intrinsic value of the Company’s “in-the-money” outstanding and exercisable options as of March 31, 2007 was $34,750 and $6,000, respectively.

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

According to Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," the Performance Options and Repriced Options were subject to variable accounting until the awards are exercised, forfeited, or expire unexercised, which includes periodic measurement of compensation expense based on the intrinsic value of the options. The compensation cost, if any, was recognized and adjusted quarterly for vested options or ratably over the vesting period for unvested options. No compensation expense related to these stock options was reflected in the net loss for the quarter ended March 31, 2006 as all options granted had an exercise price greater than the market value of the underlying common stock as of March 31, 2006. Upon the adoption of SFAS No. 123(R), these options are no longer subject to variable accounting.  Compensation related to these options is included in the amounts disclosed above for the three and nine month periods ended March 31, 2007.

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

5.	STOCKHOLDERS’ EQUITY

Common Stock

On February 1, 2007, the Company completed a private placement with institutional and other accredited investors pursuant to which it sold an aggregate of 10,000,000 shares of common stock, at a price of $0.25 per share and warrants to purchase an aggregate of 10,000,000 shares of common stock at an exercise price of $0.32 per share. Net cash proceeds to the Company (after offering costs of $108,324) were $2,391,676. On March 16, 2007, in order to fulfill its contractual obligations, the Company filed a registration statement with the Securities and Exchange Commission, under the Securities Act of 1933, as amended, to register for resale the shares of common stock issued and the shares of common stock issuable upon the exercise of the warrants sold in this private placement. The Company’s registration statement on Form SB-2 covering the securities sold in the private placement was declared effective on March 23, 2007.

Warrants

The Company recorded $3,522,860 as the fair value for warrants issued in conjunction with the February 2007 private placement using the Black-Scholes pricing model. The warrants are exercisable anytime within five years of their issue date (February 1, 2007) and have been recorded as additional paid-in capital in stockholder’s equity. The warrants are exercisable at a per share price of $0.32 subject to certain anti-dilution adjustments. The fair value of the warrants at date of issuance was estimated with the following assumptions for the three months ended:

March 31, 2007
Assumptions:
Warrant life	3.0 years
Risk-free interest rate	4.84%
Stock volatility	129%
Dividend yield	-0-
Weighted average fair value of warrants issued	$0.35

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

The Company is currently developing specialty instruments incorporating its patent-pending LENSLOCK TM technology which is designed to provide lower cost, easier repairability and enhanced durability. The Company is also aggressively pursuing ultra-small instruments (some with lenses less than one millimeter in diameter) utilizing patent-pending micro-precision TM lens technology, along with custom visualization systems for potential surgical applications. Additionally, the Company is exploring new initiatives in single-molecule technology and nanotechnology for biomedical and other applications.

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

Growth Trends and Critical Factors

Over the past few years new product and technology development has undergone significant changes in shifting the emphasis of R&D efforts from the development of underlying technologies to market exploitation in the applications of these new technologies. These have already been realized to some degree in a number of areas. Over the past two to three years these developments have produced revenues from new microprecision™ lens products and new Lenslock TM endoscopes. Recent initiatives in the area of microprecision™ lenses address specific customer opportunities in three or four different medical specialty applications. Similarly, in endoscope technologies we continue new product offerings in application of our Lenslock TM product line with over 150 such instruments produced and sold in the past year. Other instruments with possible volume production include our new video ophthalmoscope, which was developed and shipped in the past 24 months.

During the quarter ended March 31, 2007, the Company began shipments of low volumes of an advanced surgical visualization system to a significant new customer. These shipments are pursuant to production orders totaling over $1 million. Small initial shipments were made in the third quarter of fiscal year 2007 with the balance of the order expected to be delivered over the next 2 fiscal quarters.

Our capabilities with very small high precision lenses and prisms have begun to realize new markets for our core competencies in medical optical systems design, development and production. Among our specialties in fiber optics, we believe we have been the pre-eminent supplier of micro endocouplers for the past decade, used to “read out”, visually or electronically, ½ mm fiber optic image bundles. Recent customer requests for custom medical systems require special applications of the Company’s proprietary fiber optic techniques and autoclavable instrumentation development and production experience.

In our Lenslock TM line, having now demonstrated commercial production viability for the 2.7mm ENT scope, we expect to have our new 4 mm arthroscope and sinuscope instruments ready to be introduced in the near future.

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

Sales and Marketing Development

Within the past twelve months we have added significant new resources for the Company with the addition of a Director of Marketing with special experience in broad market initiatives especially in the medical field. Together with our existing sales and marketing staff, this team has already begun a number of efforts to strengthen our market presence. This has included a newly designed website (www.poci.com). Coupled with the recently renewed efforts for select key trade show attendance by our Chief Scientific Officer, our CEO as well as our overall sales and marketing staff, we believe we have a greater opportunity to reach and follow up with a broader customer base than we have previously been able to achieve. A number of new opportunities are already leading to customer discussions for prospects for our new technologies including, Lenslock TM , micro precision TM , and custom applications of our core optical capabilities. This includes renewed interest in some of our well-developed products such as our “classic” autoclavable endoscopes, and endocouplers, as well as new applications with our micro (fiberoptic) endoscopes.

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

Revenue Recognition

The Company recognizes revenue in accordance with U.S. GAAP and the Securities and Exchange Commission Staff Accounting Bulletin No. 104 Revenue Recognition in Financial Statements (“SAB No. 104”). SAB No. 104 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the price to the buyer is fixed and determinable; and (4) collectibility is reasonably assured. The Company assesses credit worthiness of customers based upon prior history with the customer and assessment of financial condition. The Company’s shipping terms are customarily FOB shipping point.

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

Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of

The Company accounts for impairment of long-lived assets in accordance with SFAS No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets. This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of through sale are reported at the lower of the carrying amount or fair value less estimated costs to sell.

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

In assessing the likelihood of utilization of existing deferred tax assets, management has considered historical results of operations and the current operating environment .

Stock-Based Compensation

Effective July 1, 2006, the Company adopted the fair-value recognition provisions of Statement of Financial Accounting Standards No. 123 revised, "Accounting for Stock-Based Compensation" (“SFAS No. 123(R)”) to expense stock-based compensation.

Reclassification-Research and Development Expenses

The Company has revised certain classifications within the statement of operations to more appropriately reflect as research and development costs certain expenditures associated with product development efforts that previously were reflected as cost of sales. The Company also reclassified certain reimbursed research and development costs, including costs associated with the production of prototypes, as an offset to research and development expense from revenue. In accordance with SFAS No. 154, “Accounting Changes and Error Corrections”, this change has been reflected retrospectively to all periods presented. The Company believes this better reflects the nature of certain expenditures (and reimbursements) due to the fact that the Company does not engage in any contractual arrangements to perform research and development. The effect of the reclassification had no impact on operating income, net income, the Company’s financial position or cash flows.

Results of Operations

Total revenues for the quarter ended March 31, 2007 (the third quarter of fiscal year 2007) decreased by approximately $179,000, or 28%, from the same period in the prior year. Total revenue for the nine months ended March 31, 2007 decreased by approximately $211,000, or 13%, from the same period in the prior year.

The decrease was due primarily to lower sales of the Company’s traditional medical products which was due, in part, to start-up efforts associated with the initial production of an advanced surgical visualization system for a significant new customer.
.

Revenues from the Company’s largest customers, as a percentage of total revenues for the nine months ended March 31, 2007 and 2006, were as follows:

	2007	2006
Customer A	29	17
Customer B	13	14
Customer C	—	13
All Others	58	56
	100%	100%

No other customer accounted for more than 10% of the Company’s revenues during those periods.

At March 31, 2007, receivables from the Company’s three largest customers were approximately 25%, 13% and 13%, respectively, of the total net accounts receivable. At June 30, 2006, receivables from the Company’s three largest customers were approximately 17%, 14%, and 14%, respectively, of the total net accounts receivable. No other customer accounted for more than 10% of the Company’s receivables as of March 31, 2007 and June 30, 2006.

Gross profit for the quarter ended March 31, 2007 reflected an unfavorable change of approximately $72,000 compared to the quarter ended March 31, 2006. Gross profit as a percentage of revenues decreased from 18.4% for the quarter ended March 31, 2006 to 10.1% for the quarter ended March 31, 2007. This unfavorable change was due primarily to start-up costs related to the initial production of an advanced surgical visualization system for a significant new customer and lower volumes of the Company’s traditional products. Gross profit for the nine months ended March 31, 2007 reflected a favorable change of approximately $33,000 compared to the nine months ended March 31, 2006. Gross profit as a percentage of revenues increased from 13.5% for the nine months ended March 31, 2006 to a gross profit of 18.0% for the nine months ended March 31, 2007. This favorable change was due primarily to efficiencies in production, product mix and higher volumes of individual products offset by start-up costs related to the initial production of an advanced surgical visualization system for a significant new customer.

Research and development expenses, net, were $323,410 for the quarter ended March 31, 2007, compared to $219,674 for the same period in the prior fiscal year. Research and development expenses, net, were $966,887 for the nine months ended March 31, 2007, compared to $853,672 for the same period in the prior fiscal year. These expenses reflect a shift from previous activities aimed at the development of new technologies to applications of these technologies for customer-driven product development along with certain reclassifications. Quarterly research and development expenses depend on the Company’s assessment of new product opportunities and available resources.

Selling, general and administrative expenses increased by approximately $195,000, or 50.1% for the quarter ended March 31, 2007 compared to the same period in the prior fiscal year. Selling, general and administrative expenses increased by approximately $388,000, or 31.7%, for the nine months ended March 31, 2007 compared to the same period in the prior fiscal year. This was due primarily to a non-cash charge related to stock-based compensation expense following the implementation of SFAS No. 123 (R) along with costs associated with enhanced sales and marketing activities focused on increasing sales of recently developed products and increased professional fees.

Interest income increased by approximately $9,109, or 214%, for the quarter ended March 31, 2007 and by approximately $16,293, or 83%, for the nine months ended March 31, 2007 compared to the corresponding periods in the prior fiscal year. The increase was due to higher interest rates and a higher base of cash and cash equivalents.

No income tax provision was recorded in the third quarter of fiscal year 2007 or 2006 because of the losses generated in those periods.

Liquidity and Capital Resources

For the nine months ended March 31, 2007, the Company’s cash and cash equivalents increased by $80,731 to $2,111,159. The increase in cash and cash equivalents was due primarily from the receipt of net proceeds of $2,391,676 from a private placement in February 2007, offset by cash used in operating activities of $2,102,908, capital expenditures of $121,342, and patent costs of $80,044.

On February 1, 2007, the Company closed on a private placement of its common stock raising gross proceeds of $2,500,000. The Company believes, based on its operating and strategic plans and the cash held by the Company, that it will have sufficient funds to conduct operations through the next twelve months.

Contractual cash commitments for the fiscal years subsequent to March 31, 2007 are summarized as follows:

	2007	2008	Thereafter	Total
Operating leases	$8,580	$6,691	$371	$15,642

The Company generally provides a standard one-year warranty on materials and workmanship to its customers. The Company provides for estimated warranty costs at the time product revenue is recognized. Warranty costs are included as a component of cost of goods sold in the accompanying consolidated statements of operations. For the three month periods ended March 31, 2007 and 2006, warranty costs were not significant.

Trends and Uncertainties That May Affect Future Results

For the quarter ended March 31, 2007, the Company’s cash and cash equivalents increased by $1,558,869, compared to a decrease of $722,689 for the previous quarter ended December 31, 2006.

Capital equipment expenditures during the nine months ended March 31, 2007 were $121,342 compared to $20,667 for the same period in 2006. Future capital expenditures will depend on future sales and the success of ongoing research and development efforts.

For the quarter ended March 31, 2007, research and development expenses, net, were $323,410, compared to $219,674 a year earlier. The level of future quarterly R&D expenses will ultimately depend on the Company’s assessment of new product opportunities and available cash resources.

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

PRECISION OPTICS CORPORATION, INC.

Date: May 15, 2007	By:	/s/ Michael T. Pieniazek
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