Form 10KSB
period 2007-06-30
PRECISION OPTICS CORPORATION INC
filed 2007-09-28
CIK 867840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________

FORM 10-KSB

(Mark One)
☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended June 30, 2007

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
Yes ☐ No ☒

The issuer’s revenues for its most recent fiscal year were $2,477,469.

The aggregate market value of the voting stock, consisting solely of common stock, held by non-affiliates of the issuer computed by reference to the closing price of such stock was $2,278,356 as of August 31, 2007.

The number of shares of outstanding common stock of the issuer as of August 31, 2007 was 25,458,212.

Transitional Small Business Disclosure Format (check one):  Yes ☐ No ☒

DOCUMENTS INCORPORATED BY REFERENCE

The issuer’s Proxy Statement for the 2007 Annual Meeting of Shareholders to be held on November 27, 2007 is incorporated by reference into Part III of this Form 10-KSB.

PART I
ITEM 1. DESCRIPTION OF BUSINESS

This Annual Report contains forward-looking statements as defined under the federal securities laws. Actual results could vary materially. Factors that could cause actual results to vary materially are described herein and in other documents. Readers should pay particular attention to the considerations described in the section of this report entitled “Managements Discussion and Analysis of Financial Condition and Results of Operations - Factors That May Affect Future Results and Market Price of Stock.” Readers should also carefully review any risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission.

Where we say “we”, “us”, “our”, or the “Company”, we mean Precision Optics Corporation or Precision Optics Corporation and it subsidiaries, as applicable. Where we refer to the “industry”, we mean the optical instruments manufacturing industry. Certain statements in this Annual Report contain words such as “could”, “expects”, “may”, “anticipates”, “believes”, “intends”, “estimates”, “plans”, “envisions”, “seeks” and other similar language and are considered forward looking statements or information under applicable securities laws. These statements are based on our current expectations, estimates, forecasts and projections about the operating environment, economies and markets in which we operate. These statements are subject to important assumptions, risks and uncertainties, which are difficult to predict and the actual outcome may be materially different. Although we believe expectations reflected in such forward-looking statements are reasonable based upon the assumptions in this Annual Report, they may prove to be inaccurate and consequently our actual results could differ materially from our expectations set out in this Annual Report.

HISTORY

Precision Optics Corporation, Inc. (the “Company”) was incorporated in Massachusetts in 1982 and has been publicly owned since November 1990. References to the Company contained herein include its two wholly-owned subsidiaries, except where the context otherwise requires.

BUSINESS OF ISSUER

Precision Optics Corporation, Inc., a developer and manufacturer of advanced optical instruments since 1982, designs and produces high-quality medical instruments, optical thin film coatings, micro-optics with characteristic dimensions less than 1 mm, and other advanced optical systems. The Company’s medical instrumentation line includes laparoscopes, arthroscopes and endocouplers and a line of world-class 3-D endoscopes for use in minimally invasive surgical procedures. Precision Optics Corporation is registered to the ISO 9001:2000, ISO 13485:2003, and CMDCAS Quality Standards, and comply with the FDA Good Manufacturing Practices and the European Union Medical Device Directive for CE Marking of our medical products. The Company’s internet website is www.poci.com.

Principal Products and Services and Methods of Distribution.

Medical Products: Endoscopes and Image Couplers. The Company’s medical products include endoscopes, as well as image couplers, beamsplitters and adapters, all of which are used as accessories to endoscopes. Since January 1991, the Company has developed and sold endoscopes incorporating various optical technologies for use in a variety of minimally invasive surgical and diagnostic procedures. The Company’s current line of specialized endoscopes include arthroscopes (which are used in joint surgery), laryngoscopes (which are used in the diagnosis of diseases of the larynx), laparoscopes (which are used in abdominal surgery), ENT scopes (which are used for ear, nose and throat procedures) and stereo endoscopes and cameras (which are used in cardiac and general surgery, and enable surgeons to visualize the surgical field in 3-D imagery).

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

Medical Products: Next Generation LenslockTM Endoscopes. The Company continues to develop and ship its next generation endoscopes that incorporate its leading proprietary LenslockTM technology (patent pending). Since December 2005, over 250 ENT endoscopes with diameter of 2.7 mm that incorporate LenslockTM technology have been shipped. The Company is currently launching its 4 mm LenslockTM sinuscope, finalizing development of its 5 mm LenslockTM laproscope, and is actively pursuing development of its new 4 mm LenslockTM wide field arthroscope. All of these LenslockTM endoscopes are expected to be in production in the near future. The Company believes that LenslockTM technology has advantages over competitive products due to ease of manufacture and repair, superior image quality, significant cost effectiveness and quality of repair and that further incorporating this into its endoscope product line will lead to increased sales.

Medical Products: Sub-millimeter optics & endoscopes: Utilizing recently developed proprietary techniques, including patent pending micro-precisionTM lens fabrication technology, the Company designs and manufactures ultra-small lenses, prisms, and assemblies with sizes as small as 0.2 mm. Assemblies range in complexity from the combination of two lens elements to entire imaging systems utilizing multiple micro-optical elements in combination with larger, conventional optics. Developments in medical procedures requiring minimally invasive visualization in very small spaces, in such specialties as spinal surgery, neurosurgery, cardiothoracic surgery, cardiology and pulmonology, have led to products requiring lenses and endoscopes as small as 0.2 millimeters in diameter. Utilizing its proprietary technology, the Company currently manufactures a number of products with length and / or diameter less than 1 mm and is actively expanding its product line in this area.

Medical Products: Custom design & device production. The Company designs, prototypes and manufactures custom optical medical products to satisfy customers’ specific requirements. During fiscal year 2007, the Company completed development and began shipments of an advanced surgical visualization system to a significant new customer. Possible follow-on orders will be dependent on market acceptance and other considerations and no assurances regarding any such order can be made.

Industrial Products. In addition to its medical products, the Company also sells components, and assemblies such as image couplers and beamsplitters specially designed for industrial use, including the video-monitored examination of a variety of industrial cavities and interiors, as well as specialized borescopes for industrial applications. Utilizing micro-precisionTM technology, the Company also designs and manufactures sub-millimeter optical components and assemblies for industrial use.

Optical Thin Films. The Company designs and manufactures various types of high quality thin film coatings for use in a wide range of optical applications. Thin film coatings are produced in-house for use in the Company’s medical instrumentation and other products. In addition, the company designs and manufactures custom thin film products. The Company recently began shipping a new, proprietary industrial filter which was developed over the past eighteen months for a specific customer.

Night Vision Optics. The Company has recently completed a partnership effort for the proprietary development of a new class of night vision lenses including a new patent-pending eyepiece lens. With prototypes completed, the Company is beginning to manufacture lenses in pre-production quantities. The product incorporating the Company’s new night vision lenses is currently being evaluated for need and use, including field testing. The Company cannot control the timing of current evaluations and cannot therefore predict when, if ever, these night vision lenses might begin to generate revenue. Should the Company’s customer secure orders for its night vision system, the partnership agreement ensures we will either be contracted to manufacture the new lenses, or will receive royalties on lenses manufactured elsewhere.

Optical System Design and Development Services. The Company is able to provide customers with advanced lens design, imaging analysis, optical system design, structural design and analysis, prototype production and evaluation, optics testing, and optical system assembly. Some of the Company’s efforts have led to optical system production business for the Company, and the Company believes its prototype development service may lead to new product production from time to time.

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

The Company believes that competition for sales of its medical products and services, which have been principally sold to medical device companies who incorporate the Company’s products into their systems, is based on performance and other technical features, as well as other factors, such as scheduling and reliability, in addition to competitive pricing. The Company markets and sells its endoscopes to suppliers of original equipment manufacturer (OEM) video cameras and video endoscopes for incorporation into their own product lines and for resale under their own name. A number of domestic and foreign competitors also sell endoscopes to such OEM suppliers, and the Company’s share of the endoscope market is nominal. The Company believes that, while its resources are substantially more limited than its competitors, the Company can compete successfully in this market on the basis of product quality, price and delivery.

The Company currently sells its image couplers, beamsplitters, and adapters to a market that consists of approximately 30 to 35 potential OEM customers who manufacture and sell video cameras, endoscopes, and video-endoscopy systems. In the past, the Company has been successful in marketing and selling its products to approximately two-thirds of these customers, and currently estimate that it maintains approximately 20% to 30% of the market share in these products. The Company plans to continue to focus its sales and marketing efforts in this area, and to work to increase its market share. However, a challenge the Company faces is customers’ own in-house capabilities to manufacture such products, for which it estimates that approximately 50% of the market demand for image couplers, beamsplitters, and adapters is met by these “captive” facilities. In general, and despite in-house capacity, the Company believes that many customers continue to purchase products from the Company in order to devote their own technical resources to their primary products, such as cameras or endoscopes.

During the past year and one-half, the Company has added significant new resources with the addition of a director of marketing with special experience in broad market initiatives, especially in the medical field. Together with the Company’s existing sales and marketing staff, this team has already begun a number of efforts to strengthen the Company’s market presence. This has included a newly designed website (www.poci.com), and a much more comprehensive view of trade show opportunities. Coupled with the recently renewed efforts for select key trade show attendance by the Company’s Chief Scientific Officer and its Chief Executive Officer, as well as its overall sales and marketing staff, the Company believes it has a greater opportunity to reach and follow up a broader customer base than the Company has heretofore been able to achieve. A number of new opportunities are already leading to customer discussions for prospects for the Company’s leading technologies including, Lenslock TM, micro-precision TM, and custom applications of the Company’s core optical capabilities. This includes renewed interest in some of the Company’s well-developed products such as its “classic” autoclavable endoscopes, and endocouplers, as well as new applications with the Company’s micro (fiberoptic) endoscopes.

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

Research and Development.

The Company believes that its future success depends to a large degree on its ability to continue to conceive and to develop new optical products and services to enhance the performance characteristics and methods of manufacture of existing products. Accordingly, it expects to continue to seek to obtain product-related design and development contracts with customers and to invest its own funds on its research and development. The Company spent approximately $1,312,000 and $1,106,000 of its own funds (net of reimbursements) during fiscal years 2007 and 2006, respectively, on research and development.

The Company is currently incorporating its Lenslock TM technology (patent pending) into its line of endoscopes. This proprietary technology ensures lower cost, easier reparability and enhanced durability. The Company is also aggressively pursuing the design, development and manufacture of ultra-small instruments (some with lenses less than one millimeter in diameter) utilizing its micro-precision TM lens technology (patent pending). The Company is also exploring new initiatives in single-molecule technology and nanotechnology for biomedical and other applications.

Raw Materials and Principal Suppliers.

The basic raw material of the majority of the Company’s product line is precision grade optical glass, which the Company obtains from several major suppliers. For optical thin film coatings, the basic raw materials are metals and dielectric compounds, which the Company obtains from a variety of chemical suppliers. Certain of the thin film coatings utilized in the Company’s products are currently procured from an outside supplier, but most thin film coatings are produced in-house. The Company believes that its demand for these raw materials and thin film coating services is small relative to the total supply, and that materials and services required for the production of its products are currently available in sufficient production quantities and will be available for fiscal year 2008. The Company believes, however, that there are relatively few suppliers of the high quality lenses and prisms which its endoscopes require. In response, the Company has established its own optical shop for producing ultra-high quality prisms, micro-optics and other specialized optics for a variety of medical and industrial applications.

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

The Company plans to file for patents, copyrights, and trademarks in the United States and in appropriate countries to protect its intellectual property rights to the extent practicable. The Company holds the rights to several United States and foreign patents and has several patent applications pending, including those for its new generation of 3-D endoscopes, its leading Lenslock TM endoscope technology, and its innovative micro-precision TM lens technology. The Company knows of no infringements of its patents. The Company plans to protect its patents from infringement in each instance where it determines that doing so would be economical in light of the expense involved and the level and availability of the Company’s financial resources. While the Company believes that its pending applications relate to patentable devices or concepts, there can be no assurance that patents will be issued or that any patents issued can be successfully defended or will effectively limit the development of competitive products and services.

Employees.

As of June 30, 2007, the Company had 35 full time employees and 7 part time employees. There were 21 employees in manufacturing, 12 in engineering/research and development, 3 in sales and marketing, and 6 in finance and administration.

Customers.

Revenues from the Company’s largest customers, as a percentage of total revenues, were as follows:

	2007	2006
Customer A	27%	18%
Customer B	22	15
Customer C	10	15
All Others	41	52
	100%	100%

No other customer accounted for more than 10% of the Company’s revenues in fiscal years 2007 and 2006.

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

Government Regulations on the Business.

Domestic Regulation. The Company currently develops, manufactures and sells several medical products, the marketing of which is subject to governmental regulation in the United States. Medical devices are regulated in the United States by the Food and Drug Administration (“FDA”) and, in some cases, by certain state agencies. The FDA regulates the research, testing, manufacture, safety, effectiveness, labeling, promotion and distribution of medical devices in the United States. Generally, medical devices require clearance or approval prior to commercial distribution. Additionally, certain material changes to, and changes in intended use of, medical devices also are subject to FDA review and clearance or approval. Non-compliance with applicable requirements can result in failure of the FDA to grant pre-market clearance or approval, withdrawal or suspension of approval, suspension of production, or the imposition of various other penalties.

The Company provided notification to the FDA of its intent to market its endoscopes, image couplers, beamsplitters, adapters and video ophthalmoscopes, and the FDA has determined that the Company may market such devices, subject to the general controls provisions of the Food, Drug and Cosmetic Act. This FDA permission was obtained without the need to undergo a lengthy and expensive approval process due to the FDA’s determination that such devices meet the regulatory standard of being substantially equivalent to an existing approved device.

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

Foreign Requirements. Sales of medical device products outside the United States are subject to foreign regulatory requirements that may vary from country to country. Our failure to comply with foreign regulatory requirements would jeopardize our ability to market our products in foreign jurisdictions. The regulatory environment in the European Union for medical device products differs from that in the United States. Medical devices sold in the European Economic Area must bear the CE mark. Devices are classified by manufacturers according to the risks they represent, with a classification of Class III representing the highest risk devices and Class I representing the lowest risk devices. Once a device has been classified, the manufacturer can follow one of a series of conformity assessment routes, typically through a registered quality system, and demonstrate compliance to a “European Notified Body.” The CE mark may then be applied to the device. Maintenance of the system is ensured through annual on-site audits by the notified body and a post-market surveillance system requiring the manufacturer to submit serious complaints to the appropriate governmental authority. All of the Company’s medical products are CE mark certified.

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

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company’s security holders during the fourth quarter of fiscal year 2007.

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

	2007		2006
Quarter	High	Low	High	Low

First	$0.49	$0.25	$0.90	$0.45

Second	$0.49	$0.25	$0.80	$0.20

Third	$0.60	$0.32	$0.50	$0.20

Fourth	$0.50	$0.32	$0.71	$0.32

On February 1, 2007, the Company sold an aggregate of 10,000,000 shares of common stock, par value $0.01 per share, at a price of $0.25 per share and warrants to purchase an aggregate of 10,000,000 shares of common stock at an exercise price of $0.32 per share, which were immediately exercisable, raising gross proceeds of $2,500,000. All of the following shares of common stock issued were issued in a non registered transaction in reliance on Section 4(2) of the Securities Act of 1933, as amended:

Purchaser	Common Stock Purchased*

Special Situations Fund III QP, L.P.	8,000,000
Special Situations Private Equity Fund, L.P.	8,000,000
Joel Pitlor (a)	2,000,000
Arnold Schumsky	1,200,000
LaPlace Group LLC	800,000

* Includes shares of common stock and shares underlying outstanding warrants
(a) Director of the Company

These shares and the shares of common stock issuable upon the exercise of the warrants were subsequently registered on a registration statement on a Form SB-2, which was declared effective by the Securities and Exchange Commission on March 23, 2007.

As of August 31, 2007, there were approximately 130 holders of record of the Company’s common stock. Holders of record include nominees who may hold shares on behalf of multiple owners.

The Company has not declared any dividends during the last two fiscal years. At present, the Company intends to retain its earnings, if any, to finance research and development and expansion of its business.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Important Factors Regarding Forward-Looking Statements

When used in this discussion, the words “believes,” “anticipates,” “intends to,” “could,” “expects,” “may,” “estimates,” “plans,” “envisions,” “seeks,” and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected. These risks and uncertainties, many of which are not within our control, include, but are not limited to, the uncertainty and timing of the successful development of our new products; our ability to raise capital and to continue as a going concern; decisions by customers to place orders for our products; the risks associated with reliance on a few key customers; our ability to attract and retain personnel with the necessary scientific and technical skills; the timing and completion of significant orders; the timing and amount of our research and development expenditures; the timing and level of market acceptance of customers’ products for which we supply components; performance of our vendors; our ability to control costs associated with performance under fixed price contracts; and the continued availability of essential supplies, materials and services. We caution investors not to place undue reliance on these forward looking statements, which speak only as of the date hereof. We undertake no obligation to revise or update these forward-looking statements to reflect events or circumstances that may occur after the date hereof or to reflect the occurrence of unanticipated events.

Overview

The Company, a developer and manufacturer of advanced optical instruments since 1982, designs and produces high-quality optical thin film coatings, micro-optics, medical instruments, and other advanced optical systems. The Company’s medical instrumentation line includes laparoscopes, arthroscopes and endocouplers and a world-class product line of 3-D endoscopes for use in minimally invasive surgical procedures.

The Company is currently developing specialty instruments incorporating its Lenslock TM technology (patent pending) which ensures lower cost, easier repairability and enhanced durability. The Company is also aggressively pursuing ultra-small instruments (some with lenses less than one millimeter in diameter) utilizing micro-precision TM lens technology (patent pending). The Company is also exploring new initiatives in single-molecule technology and nanotechnology for biomedical and other applications.

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

Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of

The Company accounts for impairment of long-lived assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of through sale are reported at the lower of the carrying amount or fair value less estimated costs to sell.

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

Stock-Based Compensation

On July 1, 2006, the Company adopted SFAS No. 123(R) Accounting for Stock-Based Compensation (“SFAS No. 123(R)”), which requires the measurement and recognition of all compensation costs for all stock based awards made to employees and the Board of Directors based upon fair value over the requisite service period for awards expected to vest. Prior to adoption, the Company accounted for stock options under the intrinsic value method set in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, and provided the required pro forma disclosures prescribed by SFAS No. 123, “Accounting for Share-based Compensation” (“SFAS No. 123”), as amended.

SFAS 123(R) requires the Company to estimate the fair value of share-based awards on the date of grant using an option pricing model. The Company adopted SFAS 123(R) using the modified prospective transition method which required the application of the accounting standard starting July 1, 2006, the first day of the Company’s fiscal year 2007. Prior period information has not been restated to reflect the fair value method of expensing share-based awards.

Fiscal Year 2007 Results of Operations

Total revenues for fiscal year 2007 were $2,477,469, an increase of $327,905, or 15%, from fiscal year 2006 revenues of $2,149,564. Revenues for the fourth quarter of fiscal year 2007 were $1,111,833. These represent the highest quarterly and yearly sales levels in six years and were due principally to shipments, to a significant new customer, of an advanced surgical visualization system, along with the introduction of a number of other new products. The advanced surgical visualization system relied heavily on the Company’s experience and superior technology in the area of medical optics systems, specifically in the area of advanced optical endoscopic instrumentation.

Revenues from our largest customers, as a percentage of total revenues, were as follows:

	2007	2006
Customer A	27%	18%
Customer B	22	15
Customer C	10	15
All Others	41	52
	100%	100%

No other customer accounted for more than 10% of our revenues in fiscal years 2007 and 2006.

Gross profit for fiscal year 2007 reflected a change of $225,180, compared to fiscal year 2006. Gross profit as a percentage of revenues increased from 12% in fiscal year 2006 to 19% in fiscal year 2007. The favorable change in gross profit was due primarily to increased sales volume as a result of the introduction of a new advanced surgical visualization system for a significant new customer in fiscal year 2007 compared to fiscal year 2006.

Research and development expenses increased by $206,273, or 19%, during fiscal year 2007 compared to the previous year. The increase was due primarily to activities aimed at the development of a new advanced surgical visualization system for a significant new customer. Research and development expenses were net of reimbursement of related costs of $101,309 and $135,129 during fiscal years 2007 and 2006, respectively.

Selling, general and administrative expenses increased by $645,938 or 44%, during fiscal year 2007 compared to the previous year. The increase was primarily a result of a non-cash charge of $164,831 related to stock-based compensation expense following the adoption of SFAS No. 123(R) on July 1, 2006, along with enhanced sales and marketing activities focused on increasing sales of recently developed products, including a new director of marketing for a full-year and higher professional fees. The previous year expense was also lower as it included the effect of a gain on the sale of fixed assets of $165,700.

Interest income increased by $9,677 or 27% during fiscal year 2007 compared to the previous year. The increase was due to higher interest rates and a higher average balance of cash and cash equivalents.

The income tax provisions in fiscal years 2007 and 2006 represent the minimum statutory state income tax liability.

Fiscal Year 2006 Results of Operations

Total revenues for fiscal year 2006 were $2,149,564, an increase of $895,714, or 71%, from fiscal year 2005 revenues of $1,253,850.

The revenue increase from the prior year was due principally to growth in sales of micro-lenses, autoclavable endoscopes and couplers, along with the introduction of a number of new products.

Revenues from our largest customers, as a percentage of total revenues, were as follows:

	2006	2005
Customer A	18%	20%
Customer B	15	12
Customer C	15	—
All Others	52	68
	100%	100%

No other customer accounted for more than 10% of our revenues in fiscal years 2006 and 2005.

Gross profit (loss) for fiscal year 2006 reflected a change of $633,462 compared to fiscal year 2005. Gross profit as a percentage of revenues increased from a negative 31% in fiscal year 2005 to a positive 12% in fiscal year 2006. The favorable change in gross profit (loss) was due primarily to increased sales volume and lower provisions for slow moving and obsolete inventories in fiscal year 2006 compared to fiscal year 2005.

Research and development expenses decreased by $301,843, or 21%, during fiscal year 2006 compared to the previous year. The decrease was due to a lower level of resources being devoted to product development activities, and a shift to more customer focused efforts, resulting in initial product shipments to several new customers. Research and development expenses were net of reimbursement of related costs of $135,129 and $95,969 during fiscal years 2006 and 2005, respectively.

Selling, general and administrative expenses decreased by $405,311 or 22%, during fiscal year 2006 compared to the previous year. The decrease was due primarily to the effect of a gain on the sale of fixed assets of $165,700, along with savings from reduced professional fees, the chief financial officer position changing to part time, and through reduced premiums as a result of changing our general insurance provider, offset by an increase in consulting fees.

Interest income decreased by $14,240 or 28% during fiscal year 2006 compared to the previous year. The decrease was due to the lower average balance of cash and cash equivalents.

The income tax provisions in fiscal years 2006 and 2005 represent the minimum statutory state income tax liability.

Liquidity and Capital Resources

The company competes in a highly technical, very competitive, and in most cases, price driven segments of the medical instrument market place where products can take years to develop and introduce to distributors and end users. Furthermore, research and development, manufacturing, marketing and distribution activities are strictly regulated by FDA, ISO and other regulatory bodies that, while intended to enhance the ultimate quality and functionality of products produced, can contribute to the significant cost and time needed to maintain existing products and develop and introduce product enhancements and new product innovations.

The company has traditionally funded working capital needs through product sales, management of working capital components of its business, and most prominently, by cash received from public and private offerings of its common stock. In July 2004, the Company completed a rights offering to stockholders of record at June 7, 2004 by issuing 5,256,159 shares of common stock, raising net cash proceeds of approximately $5 million. In April 2006, the Company sold 8,450,000 shares of its common stock, raising net cash proceeds of approximately $2 million. Additionally, in February 2007, the Company sold an aggregate of 10,000,000 shares of common stock and warrants to purchase an aggregate of 10,000,000 shares of common stock at an exercise price of $0.32 per share, raising net cash proceeds of approximately $2.4 million.

The company has incurred quarter to quarter operating losses during its recent efforts to develop current products including endoscopes, image couplers, beamsplitters, thin film coatings, night vision and micro-optic lenses, prisms and assemblies for various applications and utilizing a number of proprietary and patent-pending technologies including LenslockTM endoscope and micro-precisionTM lens technologies. Management expects that such operating losses will continue through fiscal year 2008 and until sales increase to breakeven and profitable levels. Management also believes that the opportunities represented by these products have the potential to generate sales increases to achieve breakeven and profitable results.

The Company’s current financial condition may raise doubt among potential equity investors, customers and suppliers regarding the Company’s ability to continue as a going concern, as referenced by the Report of Independent Registered Public Accounting Firm on the Company's financial statements for the year ended June 30, 2007, included in this Annual Report on Form 10-KSB. There can be no assurance that the Company will be able to obtain working capital funds necessary in the time frame needed and at satisfactory terms to correct the current going concern issue.

As of June 30, 2007, cash and cash equivalents were $840,179, accounts receivable were $801,206 and current liabilities were $718,387, resulting in a net liquid asset amount of $922,998. Based on the current financial condition of the company and the expectation of future continued quarterly operating losses during fiscal 2008, Management is currently investigating and evaluating alternatives for raising additional capital through private and public equity offerings that can be completed sometime during the first half of fiscal 2008.

Contractual cash commitments for the fiscal years subsequent to June 30, 2007 are summarized as follows:

	2008	Thereafter	Total
Operating Leases	$30,068	$371	$30,439

The Company currently has contractual cash commitments for open purchase orders subsequent to June 30, 2007 of approximately $118,000.

Trends and Uncertainties That May Affect Future Results

Fiscal year 2007 yearly and fourth quarter revenues were the highest in six years. This was due in large part to shipments of the advanced surgical visualization system discussed below, the design of which relies heavily on the Company’s world class medical optics technologies, specifically in the area of advanced optical endoscopic instrumentation. The Company expects its recent pattern of quarter-to-quarter revenue fluctuations to continue, due to the introductory stage of many of the Company’s products currently under development and the uncertain timing of orders from customers and their size in relation to total revenues. The Company continues to move forward with new products and technical innovations, in particular, a new generation of endoscopes that incorporate Lenslock TM technology (patent pending), new components and instruments utilizing the Company’s new micro-precision TM lens technology (patent pending) for optical components and endoscopes under 1 mm, new custom medical products, new night vision lenses and new thin film products.

Over the past few years new product and technology development has undergone significant changes in shifting the emphasis of R&D efforts from the development of underlying technologies to market exploitation in the applications of these new technologies. These have already been realized to some degree in a number of areas. Over the past two to three years these developments have produced revenues from new micro- precisionTM lens products and new Lenslock TM endoscopes. Recent initiatives in the area of micro-precisionTM lenses address specific customer opportunities in different medical specialty applications. In endoscope technologies we continue new product offerings in our Lenslock TM product line. Since December 2005, over 250 ENT endoscopes with diameter of 2.7 mm that incorporate LenslockTM technology have been shipped. The Company is currently launching its 4 mm LenslockTM sinuscope, is finalizing prototypes of its 5 mm LenslockTM laproscope, and is actively pursuing development of its 4 mm LenslockTM wide field arthroscope. All of these LenslockTM endoscopes are expected to be in production in the near future. The Company believes that LenslockTM technology has advantages over competitive products due to ease of manufacture and repair, superior image quality, significant cost effectiveness and quality of repair and that further incorporating this into its endoscope product line will lead to increased sales.

During fiscal year 2007, the Company began shipments of an advanced surgical visualization system to a significant new customer. These shipments are pursuant to production orders totaling over $1 million. Shipments of the advanced surgical visualization system were in excess of $600,000 in fiscal year 2007 with the balance of the order delivered in the first quarter of fiscal year 2008. Possible follow-on orders will be dependent on market acceptance and other considerations at that time and no assurances regarding any such order can be made.

Going forward, our expectations are aimed at applied development for revenue bearing products. Some examples beyond the new instruments mentioned above include the lenses we developed for a new color Night Vision system that we are beginning to manufacture in pre-production quantities, as well as a new line of industrial filter thin film coatings, which we have developed over the last 18 months and just recently began to ship to a specific customer.

Notwithstanding the need to obtain additional financing, the Company believes that the recent introduction of several new products, along with new and on-going customer relationships, have the potential to generate additional revenues, which are required in order for the Company to achieve profitability.

For the quarter ended June 30, 2007, cash and cash equivalents decreased by $1,270,980 compared to an increase of $1,558,869 for the previous quarter ended March 31, 2007 as a result of the receipt of $2,500,000 in gross proceeds from the closing of a private placement on February 1, 2007, offset by negative cash flows from operating activities.

Capital equipment expenditures during the year ended June 30, 2007 were $139,667, up from $31,735 for fiscal year 2006. Future capital equipment expenditures will be dependent upon future sales and success of on-going research and development efforts.

For the quarter ended June 30, 2007, research and development expenses were $345,353, up 37% from $252,295 for the quarter ended June 30, 2006. The level of future quarterly R&D expenses is ultimately dependent upon the Company’s assessment of new product opportunities.

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

Factors That May Affect Future Results and Market Price of Stock

Our Auditor’s Report Contains a Statement That Our Net Loss and Negative Cash Flows From Operations Raise Substantial Doubt About our Ability to Continue as a Going Concern.

After conducting an audit of the Company’s consolidated financial statements for the fiscal year ended June 30, 2007, our independent auditors issued an unqualified opinion on the financial statements that included a material uncertainty related to our ability to continue as a going concern due to net losses from operations combined with negative cash flows from operations. The Company’s ability to continue as a going concern is dependent upon its ability to meet its obligations on a timely basis. Management anticipates that the Company will require additional financing to fund operating activities during fiscal 2008, and anticipates seeking to raise capital through offering equity securities in private or public offerings.  The fact that we have received this “going concern opinion” from our auditors may make it more difficult for us to raise capital on favorable terms.  If the Company is unable to obtain additional funds when they are required or if the funds cannot be obtained on terms favorable to the Company, management may be required to delay or scale back its current operations and business strategy.

Our Quarterly Financial Results Depend on a Large Number of Factors and Therefore May Vary Quarter to Quarter - As a Result, We Cannot Predict with a High Degree of Certainty Our Operating Results in Any Particular Fiscal Quarter.

Our quarterly operating results may vary significantly depending upon factors such as:

•	the timing of completion of significant orders

•	the timing and amount of our research and development expenditures

•	the costs of initial product production in connection with new products

•	the timing of new product introductions – both by us and by our competitors

•	the timing and level of market acceptance of new products or enhanced versions of our existing products

•	our ability to retain existing customers and customers’ continued demand for our products and services

•	our customers’ inventory levels, and levels of demand for our customers’ products and services

•	competitive pricing pressures

We cannot be certain whether we will be able to grow or sustain revenues or achieve or maintain profitability on a quarterly or annual basis or that levels of revenue and/or profitability may not vary from one such period to another.

We Rely on a Small Number of Customers and Cannot Be Certain They Will Consistently Purchase Our Products in the Future.

In the fiscal year ended June 30, 2007, our three largest customers represented approximately 27%, 22%, and 10% respectively, of our total revenues. In the fiscal year ended June 30, 2006, our three largest customers represented approximately 18%, 15%, and 15% respectively, of our total revenues. No other customer accounted for more than 10% of our revenues during those periods.

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

Additionally, Dr. Joseph N. Forkey, our Executive Vice President and Chief Scientific Officer, provides highly valuable contributions to our capabilities in optical instrument development, in management of new technology and in potentially significant longer-term initiatives in Biophysics and Biomedical instrumentation, as well as new photonics-based market opportunities. The loss of Dr. Forkey’s scientific contributions could severely damage our business.

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

A portion of our business has been devoted to research, development and production under fixed price purchase orders. For our purposes, a fixed price purchase order is any purchase order under which we will provide products or services for a fixed price over an extended period of time (usually six months or longer). In our 2007 and 2006 fiscal years, fixed price purchase orders represented approximately 31% and 26%, respectively, of our total revenues. We expect that revenues from fixed price purchase orders will continue to represent a significant portion of our total revenues in future fiscal years.

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

The Consolidated Financial Statements appear on pages 21 through 40 of this Form 10-KSB.

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

Consolidated Financial Statements
as of June 30, 2007 and 2006
Together with Independent Registered Public Accounting Firm’s Report

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
Precision Optics Corporation, Inc.:

We have audited the accompanying consolidated balance sheets of Precision Optics Corporation, Inc. and subsidiaries (the Company) as of June 30, 2007 and 2006 and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Precision Optics Corporation, Inc. and subsidiaries as of June 30, 2007 and 2006 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 of the notes to the consolidated financial statements, effective July 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring net losses and negative cash flows from operations, which raises substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are described in Note 1. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Vitale, Caturano and Company, Ltd.

Boston, Massachusetts
September 26, 2007

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES
Consolidated Balance Sheets at June 30, 2007 and 2006

ASSETS	2007	2006
Current Assets:
Cash and cash equivalents	$840,179	$2,030,428
Accounts receivable (net of allowance for doubtful accounts
of approximately $11,159 and $14,550 in 2007 and 2006, respectively)	801,206	381,097
Inventories	904,736	445,802
Prepaid expenses	53,039	45,912

Total current assets	2,599,160	2,903,239
Fixed Assets:
Machinery and equipment	3,559,384	3,513,736
Leasehold improvements	553,596	553,596
Furniture and fixtures	150,603	93,545
Vehicles	42,343	42,343

	4,305,926	4,203,220

Less—Accumulated depreciation and amortization	4,148,239	4,127,287

Net fixed assets	157,687	75,933
Other Assets:
Cash surrender value of life insurance policies	4,438	13,246
Patents, net	274,311	236,115

Total other assets	278,749	249,361

	$3,035,597	$3,228,533
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$343,730	$218,658
Accrued employee compensation	270,437	227,892
Accrued professional services	75,616	90,000
Accrued warranty expense	25,000	50,000
Other accrued liabilities	3,604	2,086
Total current liabilities	718,387	588,636

Commitments (Note 2)

Stockholders’ Equity:
Common stock, $0.01 par value-
Authorized—50,000,000 shares
Issued and outstanding— 25,458,212 shares at June 30, 2007 and 15,458,212 shares at June 30, 2006	254,582	154,582
Additional paid-in capital	37,197,015	34,729,873
Accumulated deficit	(35,134,387)	(32,244,558)

Total stockholders’ equity	2,317,210	2,639,897

	$3,035,597	$3,228,533
 The accompanying notes are an integral part of these consolidated financial statements.

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES
Consolidated Statements of Operations for the
Years Ended June 30, 2007 and 2006

	2007	2006
		(As reclassified. See Note 1(u).)
Revenues	$2,477,469	$2,149,564

Cost of Goods Sold	2,002,196	1,899,471

Gross profit	475,273	250,093

Research and Development Expenses, net	1,312,240	1,105,967

Selling, General and Administrative Expenses	2,097,959	1,452,021

Total operating expenses	3,410,199	2,557,988

Operating loss	(2,934,926)	(2,307,895)

Interest Income, net	46,011	36,334

Loss before provision for income taxes	(2,888,915)	(2,271,561)

Provision for Income Taxes	914	912

Net loss	$(2,889,829)	$(2,272,473)

Loss per Share - Basic and Diluted	($0.15)	($0.26)

Weighted Average Common Shares Outstanding - Basic and Diluted	19,624,879	8,768,629

The accompanying notes are an integral part of these consolidated financial statements.

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity
for the Years Ended June 30, 2007 and 2006

	Number of Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity

Balance, June 30, 2005	7,008,212	$70,082	$32,751,598	$(29,972,085)	$2,849,595

Proceeds from sale of common stock, net	8,450,000	84,500	1,978,275	-	2,062,775

Net loss	-	-	-	(2,272,473)	(2,272,473)

Balance, June 30, 2006	15,458,212	$154,582	$34,729,873	$(32,244,558)	$2,639,897

Proceeds from sale of common stock and warrants, net	10,000,000	100,000	2,276,216	-	2,376,216

Stock-based compensation	-	-	190,926	-	190,926

Net loss	-	-	-	(2,889,829)	(2,889,829)

Balance, June 30, 2007	25,458,212	$254,582	$37,197,015	$(35,134,387)	$2,317,210

The accompanying notes are an integral part of these consolidated financial statements.

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows for the
Years Ended June 30, 2007 and 2006

	2007	2006

Cash Flows from Operating Activities:
Net loss	$(2,889,829)	$(2,272,473)
Adjustments to reconcile net loss to net cash used in operating activities-
Depreciation and amortization	120,404	130,110
Gain on Sale of Fixed Assets	-	(165,700)
Provision for inventory write-down	31,100	32,000
Stock-based compensation expense	190,926	-
Changes in operating assets and liabilities-
Accounts receivable, net	(420,109)	(204,066)
Inventories	(490,034)	121,817
Prepaid expenses	(7,127)	16,510
Accounts payable	125,072	58,066
Customer advances	2,690	(18,000)
Accrued expenses	1,989	29,559

Net cash used in operating activities	(3,334,918)	(2,272,177)

Cash Flows from Investing Activities:
Purchases of property and equipment	(139,667)	(31,735)
Proceeds from sale of fixed assets	-	180,000
Increase in other assets	(91,880)	(80,128)

Net cash provided by (used in) investing activities	(231,547)	68,137

Cash Flows from Financing Activities:
Gross proceeds from private placement	2,500,000	2,112,500
Payment of offering costs	(123,784)	(49,725)

Net cash provided by financing activities	2,376,216	2,062,775

Net decrease in cash and cash equivalents	(1,190,249)	(141,265)

Cash and cash equivalents, beginning of year	2,030,428	2,171,693

Cash and cash equivalents, end of year	$840,179	$2,030,428

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for-
Income taxes	$914	$912

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

The Company has sustained recurring net losses and negative cash flows from operations for several years. During the year ended June 30, 2007, the Company incurred a net loss of $2,889,829 and used cash in operations of $3,334,918. As of June 30, 2007, cash and cash equivalents were $840,179, accounts receivable were $801,206 and current liabilities were $718,387, resulting in a net liquid asset amount of $922,998. These factors raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Based on the current financial condition of the company and the expectation of future continued quarterly operating losses during fiscal 2008, management is currently investigating and evaluating alternatives for raising additional capital through private and public equity offerings that can be completed sometime during the first half of fiscal 2008.

The Company has incurred quarter to quarter operating losses during its recent efforts to develop current products including endoscopes, image couplers, beamsplitters, thin film coatings, night vision and micro-optic lenses, prisms and assemblies for various applications and utilizing a number of proprietary and patent-pending technologies including LenslockTM endoscope and micro-precisionTM lens technologies. Management expects that such operating losses will continue through fiscal year 2008, and until sales increase to breakeven and profitable levels. Management also believes that the opportunities represented by these products have the potential to generate sales increases to achieve breakeven and profitable results. The Company will continue its review of other expense areas to determine where additional reductions in discretionary spending can be achieved. There can be no assurance that the Company's operating plans will be successful, and if so required, that the Company will be successful in obtaining the capital necessary to continue ongoing operations.

In April 2006 the Company completed a private placement, issuing 8,450,000 shares of common stock. Net cash proceeds to the Company (after offering costs of $49,725) were $2,062,775. In February 2007 the Company completed a private placement, pursuant to which it sold an aggregate of 10,000,000 shares of common stock and warrants to purchase an aggregate of 10,000,000 shares of common stock at an exercise price of $0.32 per share. Net cash proceeds to the Company (after offering costs of $123,784) were $2,376,216 (see Note 3).

During the past year, the introduction of several new products, along with new and on-going customer relationships, has resulted in significant revenue growth. The Company believes that with continued promotion, these opportunities have the potential to continue the general trend of increasing revenues, which, along with enhanced operations are required in order for the Company to achieve profitability.

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(b)    Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its two wholly owned subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation.

(c)    Revenues

In December 2003, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 104, Revenue Recognition (“SAB No. 104”) which establishes guidance in applying generally accepted accounting principles to revenue recognition in financial statements and was effective for the Company’s fiscal year 2004. SAB No. 104 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the price to the buyer is fixed and determinable; and (4) collectibility is reasonably assured. The Company’s shipping terms are customarily FOB shipping point. The Company’s revenue recognition practices comply with the guidance in the bulletin.

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

Revenues for industrial and medical products sold in the normal course of business are recognized upon shipment when delivery terms are FOB shipping point and all other revenue recognition criteria have been met. Gross shipping charges reimbursable from customers, to deliver product, are insignificant and are included in Revenues, while shipping costs are classified as the Selling, General and Administrative Expenses section of the Consolidated Statement of Operations.

(d)    Cash and Cash Equivalents

The Company includes in cash equivalents all highly liquid investments with original maturities of three months or less at the time of acquisition. Cash and cash equivalents of $840,179 and $2,030,428 at June 30, 2007 and 2006, respectively, consist primarily of cash at banks and money market funds. The Company maintains its cash and cash equivalents in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents.

(e)    Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and include material, labor and manufacturing overhead. The components of inventories at June 30, 2007 and 2006 are as follows:

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

	2007	2006
Raw material	$511,588	$251,725
Work-in-progress	349,936	114,786
Finished goods	43,212	79,291

	$904,736	$445,802

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

During fiscal years 2007 and 2006, the Company recorded pretax non-cash provisions for slow-moving and obsolete inventories of approximately $31,100 and $32,000, respectively.

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

Amortization of assets under capital leases are included in depreciation expense. Depreciation expense was $57,911 and $81,276 for the years ended June 30, 2007 and 2006, respectively.

In July 2005, the Company sold equipment previously used in its telecommunications business for $180,000, recognizing a gain of approximately $166,000 in the quarter ending September 30, 2005, which was included in the accompanying consolidated statements of operations in Selling, General and Administrative expenses.

 (g)    Significant Customers and Concentration of Credit Risk

Statement of Financial Accounting Standards (“SFAS”) No. 105, Disclosure of Information about Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk, requires disclosure of any significant off-balance sheet and credit risk.

Financial instruments that subject the Company to credit risk consist primarily of cash equivalents and trade accounts receivable. The Company places its investments with highly rated financial institutions. The Company has not experienced any losses on these investments to date. At June 30, 2007, receivables from the Company’s largest customer was 61% of the total accounts receivable. At June 30, 2006, receivables from the Company’s largest customers were 30%, 15%, 12% and 11%, respectively, of the total accounts receivable. No other customer accounted for more than 10% of the Company’s receivables as of June 30, 2007 and 2006. The Company has not experienced any material losses related to accounts receivable from individual customers. The Company generally does not require collateral or other security as a condition of sale rather relying on credit approval, balance limitation and monitoring procedures to control credit risk of trade account financial instruments. Management believes that allowances for doubtful accounts, which are established based upon review of specific account balances and historical experience, are adequate.

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Revenues from the Company’s largest customers, as a percentage of total revenues, were as follows:

	2007	2006
Customer A	27%	18%
Customer B	22	15
Customer C	10	15
All Others	41	52
	100%	100%

No other customer accounted for more than 10% of the Company’s revenues in fiscal years 2007 and 2006.

(h)    Loss per Share

The Company calculates earnings per share according to SFAS No. 128, Earnings per Share. Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. For each of the two years in the periods ended June 30, 2007 and 2006, the effect of stock options was antidilutive; therefore, they were not included in the computation of diluted loss per share. The number of shares issuable upon the exercise of outstanding stock options and warrants that were excluded from the computation, as their effect would be antidilutive, was 12,532,583 and 2,277,583 during fiscal 2007 and 2006, respectively.

(i)    Stock-Based Compensation

On July 1, 2006, the Company adopted SFAS No. 123(R), Accounting for Stock-Based Compensation (“SFAS No. 123(R)”), which requires the measurement and recognition of all compensation costs for all stock based awards made to employees and the Board of Directors based upon fair value over the requisite service period for awards expected to vest. Prior to adoption, the Company accounted for stock options under the intrinsic value method set in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, and provided the required pro forma disclosures prescribed by SFAS No. 123, “Accounting for Share-based Compensation” (“SFAS No. 123”), as amended.

SFAS 123(R) requires the Company to estimate the fair value of share-based awards on the date of grant using an option pricing model. The Company adopted SFAS 123(R) using the modified prospective transition method which required the application of the accounting standard starting July 1, 2006, the first day of the Company’s fiscal year 2007. Prior period information has not been restated to reflect the fair value method of expensing share-based awards. Stock-based compensation costs recognized for the year ended June 30, 2007 amounted to $190,926.

The Company had previously followed the disclosure-only provisions of SFAS No. 123, as amended by SFAS No. 148, Accounting for Share-based Compensation—Transition and Disclosure. No stock-based employee compensation cost is reflected in consolidated results of operations for the year ended June 30, 2006, as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net loss and net loss per share for the year ended June 30, 2006 as if the Company had applied the fair value recognition provisions of SFAS No. 123 to share-based employee awards.

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Year Ended 2006
Net loss as reported	$(2,272,473)
Add: Employee compensation expense for share options included in reported net income, net of income taxes	-
Less: Total employee compensation expense for share options determined under the fair value method, net of income taxes	(377,430)
Pro forma net loss	$(2,649,903)
Net loss per share:
Basic and diluted - as reported	$(0.26)
Basic and diluted - pro forma	$(0.30)

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

(k)    Patents

Patents are carried at cost, less accumulated amortization of $515,615 and $453,100 at June 30, 2007 and 2006, respectively. Such costs are amortized using the straight-line method over the shorter of their legal or estimated useful lives, generally five to ten years. Amortization expense was $62,493 and $48,834 for the years ended June 30, 2007 and 2006, respectively. Amortization expense is expected to be approximately $48,000, $42,000, $37,000, $33,000 and $29,000, respectively, for the years ending June 30, 2008 through June 30, 2012.

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

(m)    Long-Lived Assets

The Company accounts for long-lived assets in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

(n)    Warranty Costs

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The Company does not incur future performance obligations in the normal course of business other than providing a standard one-year warranty on materials and workmanship to its customers. The Company provides for estimated warranty costs at the time product revenue is recognized. Warranty costs have been included as a component of cost of goods sold in the accompanying consolidated statements of operations. The following tables summarize warranty reserve activity for the two years ended June 30, 2007:

	2007	2006

Balance at beginning of period	$50,000	$50,000
Provision (credit) for warranty claims	(14,197)	10,122
Warranty claims incurred	(10,803)	(10,122)
Balance at end of period	$25,000	$50,000

(o)    Research and Development

Research and development expenses are charged to operations as incurred. The Company groups development and prototype costs and related reimbursements in research and development. For the years ended June 30, 2007 and 2006, research and development expense is shown net of reimbursements of $101,309 and $135,129, respectively, in the accompanying statements of operations.

(p)    Comprehensive Income

SFAS No. 130, Reporting Comprehensive Income, requires disclosure of all components of comprehensive income on an annual and interim basis. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owners sources.

The Company’s comprehensive loss for the years ended June 30, 2007 and 2006 was equal to its net loss for the same periods.

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

(t)      Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes ("FIN48"). FIN 48 is an interpretation of FASB Statement No. 109, Accounting for Income Taxes, and it seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. In addition, FIN 48 requires expanded disclosure with respect to the uncertainty in income taxes and is required to be adopted for fiscal years beginning after December 15, 2006. The Company is currently evaluating the effect the adoption of FIN 48 will have on its financial condition or results of operations.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, ("SFAS No. 157"). SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosure requirements regarding fair value measurement. SFAS No. 157 is effective for the Company beginning July 1, 2008. The Company is currently reviewing SFAS No. 157 to determine the impact and materiality of its adoption.

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities ("SFAS No. 159"), which permits companies to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company is currently evaluating the effect SFAS No. 159 will have on its consolidated financial position and results of operations.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements ("SAB No. 108"), providing guidance on quantifying financial statement misstatement and implementation when first applying this guidance. Under SAB No. 108, companies should evaluate a misstatement based on its impact on the current year income statement, as well as the cumulative effect of correcting such misstatements that existed in prior years still existing in the current year's ending balance sheet. SAB No. 108 is effective for fiscal years ending after November 15, 2006.  The adoption of SAB No. 108 did not significantly affect the Company’s financial condition or results of operations.

In December 2006, the FASB issued a FASB Staff Position (“FSP”) Emerging Issues Task Force (“EITF”) Issue No. 00-19-2, Accounting for Registration Payment Arrangements (“FSP 00-19-2”) which addresses an issuer’s accounting for registration payment arrangements. FSP 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies. The guidance in FSP 00-19-2 amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, and FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others to include scope exceptions for registration payment arrangements. FSP 00-19-2 is effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to the issuance of FSP 00-19-2. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of FSP 00-19-2, this is effective for financial statements issued for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years. The Company entered into a Registration Rights Agreement (the "Agreement") in connection with a private placement in February 2007 (see Note 3). All of the Company’s obligations under the Agreement have been met and the Company has determined that no accrual is needed as of June 30, 2007 as it is not considered probable that the Company will make any payments under the applicable provisions of the Agreement.

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(u)      Reclassification

The Company has revised certain classifications within the statement of operations to more appropriately reflect as research and development costs certain expenditures associated with product development efforts that previously were reflected as cost of sales. The Company also reclassified certain reimbursed research and development costs, including costs associated with the production of prototypes, as an offset to research and development expense from revenue. In accordance with SFAS No. 154, Accounting Changes and Error Corrections, this change has been reflected retrospectively to all periods presented. The Company believes this better reflects the nature of certain expenditures (and reimbursements) due to the fact that the Company does not engage in any contractual arrangements to perform research and development. The effect of the reclassification had no impact on operating income, net income, the Company’s financial position or cash flows.

The table below summarizes the effect of these changes for the following periods:

	Year Ended December 31, 2006
	Currently Reported	Previously Reported

Revenues	$2,149,564	$2,284,693
Gross Profit	$250,093	$4,062
Research and Development Expenses	$1,105,967	$859,936
Total Operating Expenses	$2,557,988	$2,311,957

(2)  COMMITMENTS

(a)    Related Party Transactions

The Company leases one of its facilities from a corporation owned by an officer-director-shareholder of the Company. The Company is currently a tenant-at-will, paying rent of $9,000 per month. Total rent expense paid to related parties was $108,000 in each of fiscal years 2007 and 2006, and is included in the accompanying consolidated statements of operations.

The Company paid or accrued fees to a director of $60,000 in each of fiscal years 2007 and 2006 for consulting services.

Another director is a former partner in a law firm that has performed legal services for the Company during fiscal 2007 and 2006 totaling approximately $217,000 and $136,000, respectively. This director retired from his position as a member of the Board of Directors of the Company, effective at the close of business on June 28, 2007.

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(b)    Operating Lease Commitments

The Company has entered into operating leases for its office space and equipment that expire at various dates through fiscal year 2008. Total future minimum rental payments under all non-cancelable operating leases are approximately $30,100 in fiscal 2008 and $400 in fiscal 2009.

Rent expense on operating leases, excluding the related party rent described above, was approximately $47,500 and $48,700 for the years ended June 30, 2007 and 2006, respectively.

(3)  STOCKHOLDERS’ EQUITY

(a)     Stock Options

Stock-based compensation costs recognized for the year ended June 30, 2007, included compensation costs for awards granted prior to, but not yet vested as of July 1, 2006 (adoption date), as well as any new grants issued after July 1, 2006. Total costs recognized during the year ended June 30, 2007 amounted to $190,926 and was included in the accompanying consolidated statements of operations in: (1) selling, general and administrative expenses ($164,831), cost of goods sold ($19,435), and research and development expenses, net ($6,660). No compensation has been capitalized because such amounts would have been immaterial. There was no net income tax benefit recognized related to such compensation for the year ended June 30, 2007, as the Company is currently in a loss position. The total amount of options granted during the year ended June 30, 2007 was 265,000.

As of June 30, 2007, the unrecognized compensation costs related to options vesting will be primarily recognized over a period of approximately 4 years:

OPTIONS	2008	2009	2010	2011	TOTAL
Compensation Expense	$108,145	$84,720	$21,805	$21,805	$236,475

On November 10, 2005, the FASB issued FASB Staff Position SFAS 123R-3, Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards. The Company has elected to adopt the alternative transition method provided by the FASB Staff Position for calculating the tax effects (if any) of stock-based compensation expense pursuant to SFAS 123(R). The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool related to the tax effects of employee stock-based compensation, and to determine the subsequent impact to the additional paid-in capital pool and the consolidated statement of operation and cash flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS 123(R).

Upon adoption of SFAS 123(R), in accordance with Staff Accounting Bulletin No. 107, Share-Based Payment the Company selected the Black-Scholes option pricing model as the most appropriate method for determining the estimated fair value for the stock awards. The Black-Scholes method of valuation requires several assumptions: (1) the expected term of the stock award, (2) the expected future stock volatility over the expected term and (3) risk-free interest rate. The expected term represents the expected period of time the Company believes the options will be outstanding based on historical information. Estimates of expected future stock price volatility are based on the historic volatility of the Company’s common stock and the risk free interest rate is based on the U.S. Zero-Bond rate. The Company utilizes a forfeiture rate based on an analysis of the Company’s actual experience. The fair value of options at date of grant was estimated with the following assumptions:

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

	Years Ended
	June 30, 2007	June 30, 2006
Assumptions:
Option life	5.3 years	5.3 years
Risk-free interest rate	4.67%	5.00%
Stock volatility	108%	114%
Dividend yield	-0-	-0-
Weighted average fair value of grants	$0.22	$0.65

Stock Option and Other Compensation Plans:

The type of share-based payments currently utilized by the Company is stock options.

The Company has various stock option and other compensation plans for directors, officers, and employees. The Company has the following stock option plans outstanding as of June 30, 2007: Amended and Restated 1997 Incentive Plan and the 2006 Equity Incentive Plan. Vesting periods are at the discretion of the Board of Directors and typically average five years. Options under these plans are granted at fair market value and have a term of ten years from the date of grant.

During fiscal 2007, the stockholders approved an equity incentive plan (the “2006 Incentive Plan”), which provides eligible participants (certain employees, directors, consultants, etc.) the opportunity to receive a broad variety of equity based and cash awards. Options granted vest and are exercisable for periods determined by the Board of Directors, not to exceed 10 years from the date of grant. A total of 3,497,438 shares of common stock have been reserved for issuance under the 2006 Incentive Plan. At June 30, 2007, a total of 40,000 stock options are outstanding and 3,457,438 shares of common stock were available for future grants under the 2006 Incentive Plan.

During fiscal 1998, the stockholders approved an incentive plan (the “1997 Incentive Plan”), which provided eligible participants (certain employees, directors, consultants, etc.) the opportunity to receive a broad variety of equity based and cash awards. Options granted vest and are exercisable for periods determined by the Board of Directors, not to exceed 10 years from the date of grant. Options for a total of 2,492,583 shares of common stock are outstanding at June 30, 2007 under the 1997 Incentive Plan, as amended and restated in fiscal year 2006. Prior to the adoption of the 2006 Incentive Plan, 225,000 stock options were granted in fiscal year 2007 under the 1997 Incentive Plan. Upon the adoption of the 2006 Incentive Plan, no new awards were granted under the 1997 Plan. No shares are available for future grants under the Company’s 1997 Stock Option Plan.

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The following tables summarize stock option activity for the two years ended June 30, 2007:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Life
Outstanding at June 30, 2005	1,317,535	$1.79	9.51 years
Grants	970,800	0.55
Exercises	—
Cancellations	(10,752)	15.63

Outstanding at June 30, 2006	2,277,583	$0.66	9.86 years

Grants	265,000	0.27
Exercises	—
Cancellations	(10,000)	0.55
Outstanding at June 30, 2007	2,532,583	$0.62	8.57 years

Information related to the stock options outstanding as of June 30, 2007 is as follows:

Range of Exercise Prices	Number of Shares	Weighted-Average Remaining Contractual Life (years)	Weighted-Average Exercise Price	Exercisable Number of Shares	Exercisable Weighted-Average Exercise Price
$0.25	165,000	9.27	$0.25	60,835	$0.25
$0.30	100,000	9.15	0.30	-	0.30
$0.46	20,000	8.42	0.46	20,000	0.46
$0.55	1,313,583	8.87	0.55	758,101	0.55
$0.83	934,000	7.97	0.83	280,200	0.83
$0.25-$0.83	2,532,583	8.57	$0.62	1,119,136	$0.60

The aggregate intrinsic value of the Company’s “in-the-money” outstanding and exercisable options as of June 30, 2007 was $19,000 and $5,000, respectively.

On June 13, 2005 the Company issued options to purchase 934,000 shares (“Performance Options”) of common stock at an exercise price of $0.83 per share. At the date of issuance, 30% of the options vested immediately, and the remaining options were subject to vesting upon the achievement of certain financial milestones by the Company. During fiscal 2007, certain of these milestones were met, and an additional 35% of the options vested as of July 31, 2007.

On May 9, 2006, the Company’s Board of Directors approved the repricing of certain stock options held by employees and certain members of the Board of Directors in order to provide those employees and directors holding stock options with exercise prices significantly above recent trading prices with better performance incentives. The new exercise price per share of common stock subject to such options (“Repriced Options”) was set at $0.55. The new exercise price per share applies to all stock options with an original exercise price above $0.55 per share, other than an option to purchase 560,400 shares of common stock held by Joseph Forkey and an option to purchase 373,600 shares of common stock held by Richard Forkey. Approximately 383,000 options were affected in the repricing.

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

According to Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, the Performance Options and Repriced Options were subject to variable accounting until the awards are exercised, forfeited, or expire unexercised, which includes periodic measurement of compensation expense based on the intrinsic value of the options. The compensation cost, if any, was recognized and adjusted quarterly for vested options or ratably over the vesting period for unvested options. No compensation expense related to these stock options was reflected in the net loss for the quarter ended June 30, 2006 as all options granted had an exercise price greater than the market value of the underlying common stock as of June 30, 2006. Upon the adoption of SFAS No. 123(R) by the Company on July 1, 2006, these options were no longer subject to variable accounting.  Compensation related to these options is included in the amounts disclosed above for the year ended June 30, 2007.

(b)   Sale of Stock

In February 2007, the Company completed a private placement with institutional and other accredited investors pursuant to which it sold an aggregate of 10,000,000 shares of common stock, at a price of $0.25 per share and warrants to purchase an aggregate of 10,000,000 shares of common stock at an exercise price of $0.32 per share. Net cash proceeds to the Company (after offering costs of $123,784) were $2,376,216. On March 16, 2007, in order to fulfill its contractual obligations, the Company filed a registration statement with the Securities and Exchange Commission, under the Securities Act of 1933, as amended, to register for resale the shares of common stock issued and the shares of common stock issuable upon the exercise of the warrants sold in this private placement. The Company’s registration statement on Form SB-2 covering the securities sold in the private placement was declared effective on March 23, 2007. The Company is obligated to keep the registration statement effective until the earlier of (i) such time as all of the shares covered by the prospectus have been sold or (ii) the date on which the shares may be resold pursuant to Rule 144(k) of the Securities Act of 1933 (the “Securities Act”). Except in the event of adverse market conditions and certain permitted delays, if the Company fails to maintain the effectiveness of the prospectus then it will be required to pay liquidated damages to the holders of shares registered thereunder in an amount equal to 1.0% of the aggregate amount invested by such holder for each 30-day period or pro rata for any portion thereof following the date by which such prospectus should have been effective.

In April 2006, the Company completed a private placement, issuing 8,450,000 shares of common stock. Net cash proceeds (after offering costs of $49,725) to the Company were $2,062,775. On July 25, 2006, in order to fulfill its contractual obligations, the Company filed a registration statement with the Securities and Exchange Commission, under the Securities Act of 1933, as amended, to register for resale the shares of common stock sold in this private placement. The Company’s registration statement on Form SB-2 covering the securities sold in this private placement was declared effective on August 14, 2006. The Company is obligated to keep the registration statement effective until the earlier of (i) two years after the date of the closing of the private placement, (ii) the date on which the shares may be resold by the purchasers without registration by reason of Rule 144(k) under the Securities Act or any other rule of similar effect; or (iii) such time as all shares purchased by such stockholders have been sold.

(c)	Warrants

The Company computed $3,522,860 as the fair value for warrants issued in conjunction with the February 2007 private placement using the Black-Scholes pricing model. The warrants are exercisable anytime within five years of their issue date (February 1, 2007) and have met the requirements to be recorded as a component of stockholder’s equity. The warrants are exercisable at a per share price of $0.32 subject to certain anti-dilution adjustments. The fair value of the warrants at date of issuance was estimated with the following assumptions:

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Assumptions:
Warrant life	5.0 years
Risk-free interest rate	4.84%
Stock volatility	129%
Dividend yield	-0-
Weighted average fair value of warrants issued	$0.35

(4)  INCOME TAXES

The provision for income taxes in the accompanying consolidated statements of operations consists of the minimum statutory state income tax liability of $914 and $912 for the years ended June 30, 2007 and 2006, respectively.

A reconciliation of the federal statutory rate to the Company’s effective tax rate for the two years ended June 30 is as follows:

	2007	2006
Income tax benefit at federal statutory rate	(34.0)%	(34.0)%

Increase (decrease) in tax resulting from-
State taxes, net of federal benefit	(5.6)	(6.0)
Change in valuation allowance	42.3	(587.9)
Impact of Change in Control Limitations	-	627.3
Nondeductible items	0.6	0.6
Other	(3.3)	-

Effective tax rate	0.0%	0.0%

The components of deferred tax assets and liabilities at June 30, 2007 and 2006 are approximately as follows:

	2007	2006
Deferred tax assets:
Net operating loss carryforwards	$1,510,000	$343,000
Tax credit carryforwards	58,000	-
Reserves and accruals not yet deducted for tax purposes	17,000	18,000
Total deferred tax assets	1,585,000	361,000
Valuation allowance	(1,585,000)	(361,000)

Net deferred tax asset	$-	$-

The Company has provided a valuation allowance to reduce the net deferred tax asset to an amount the Company believes is “more likely than not” to be realized. The valuation allowance decreased in fiscal 2006 by approximately $12,622,000 as a result of change in control limitations. Pursuant to the Tax Reform Act of 1986, the utilization of net operating loss carryforwards and other tax benefits are subject to an annual limitation if a cumulative change of ownership of more than 50% occurs over a three-year period. As a result of the 2006 private placement of the Company’s common stock, the Company has triggered significant limitations on the utilization of those tax attributes. The limitation will allow the use of the value of approximately $18,000 of Federal carryforward losses annually for the next twenty years, and the same amount for state purposes for 5 years. The impact of this limitation has caused a significant reduction in the deferred tax asset valuation allowance during fiscal 2006.

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

At June 30, 2007, the Company had federal and state net operating loss carryforwards of approximately $3,200,000 and $2,900,000, respectively, which will, if not used, expire at various dates from 2008 through 2026. In addition, the Company had net operating loss carryforwards from its Hong Kong operations of approximately $1,400,000 which carryforward indefinitely.

(5)       PROFIT SHARING PLAN

The Company has a defined contribution 401K profit sharing plan. Employer profit sharing and matching contributions to the plan are discretionary. No employer profit sharing contributions were made to the plan in fiscal years 2007 and 2006. Employer matching contributions to the plan amounted to $42,325 and $29,203 for fiscal years 2007 and 2006, respectively.

(6)       Cash Surrender Value of Life Insurance Policies

The Company maintains a whole life insurance policy for a senior executive, which policy is recorded at its cash surrender value. As of June 30, 2007 and June 30, 2006, the cash surrender value of these policies are $4,438 and $13,246, respectively.

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

ITEM 8B.    OTHER INFORMATION

None.

PART III

ITEM 9.    DIRECTORS, EXECUTIVE OFFICERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The Company will furnish to the Securities and Exchange Commission a definitive Proxy Statement (the “Proxy Statement”) not later than 120 days after the close of its fiscal year ended June 30, 2007. The information required by this item, other than with respect to the Company’s Corporate Code of Ethics and Conduct, is incorporated herein by reference to the Proxy Statement.

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

4.5	Registration Rights Agreement by and among Precision Optics Corporation, Inc. and each investor named therein, dated February 1, 2007. (13)
4.6	Form of Warrant. (13)
10.1	Precision Optics Corporation, Inc. 1989 Stock Option Plan, amended to date. (7)
10.2	Three separate life insurance policies on the life of Richard E. Forkey. (3)
10.3	Amended and Restated Precision Optics Corporation, Inc. 1997 Incentive Plan. (8)
10.4	Securities Purchase Agreement dated as of March 13, 2000 by and among the Company and the Purchasers as defined therein (excluding exhibits). (4)
10.5	Form of Purchase Agreement between the Company and each investor named therein. (11)
10.6	Employment Offer Letter dated as of September 15, 2006 from Precision Optics Corporation, Inc., to Michael T. Pieniazek. (12)
10.7	2006 Equity Incentive Plan (14)
10.8	Purchase Agreement by and among Precision Optics Corporation, Inc. and each investor named therein, dated February 1, 2007. (13)
10.9	Form of Incentive Stock Option Certificate. (15)
10.10	Form of Nonstatutory Stock Option Certificate. (15)
14.1	Corporate Code of Ethics and Conduct. (9)
21	Subsidiaries of Precision Optics Corporation, Inc. (10)
23.1	Consent of Vitale Caturano & Company Ltd.
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a)/15d-14(a).
31.2	Certification of Principal Financial Officer required by Rule 13a-14(a)/15d-14(a).
32.1	Certification of Chief Executive Officer and Principal Financial Officer required by Rule 13a-14(b) and 18 U.S.C. 1350.

(1)	Incorporated herein by reference to the Company’s Registration Statement on Form SB-2 (No. 333-141368).
(2)	Incorporated herein by reference to the Company’s 1991 Annual Report on Form 10-KSB (No. 001-10647).
(3)	Incorporated herein by reference to the Company’s Registration Statement on Form S-1 (No. 33-36710-B).
(4)	Incorporated herein by reference to the Company’s Registration Statement on Form S-3 (No. 333-35884).
(5)	Incorporated herein by reference to the Company’s 1998 Annual Report on Form 10-KSB (No. 001-10647).
(6)	Incorporated herein by reference to the Company’s 1999 Annual Report on Form 10-KSB (No. 001-10647).
(7)	Incorporated herein by reference to the Company’s 1994 Annual Report on Form 10-KSB (No. 001-10647).
(8)	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2003 (No. 001-10647).
(9)	Incorporated herein by reference to the Company’s 2005 Annual Report on Form 10-KSB (No. 001-10647).
(10)	Incorporated herein by reference to the Company’s 1996 Annual Report on Form 10-KSB (No. 001-10647).
(11)	Incorporated herein by reference to the Company’s Current Report on Form 8-K (No. 001-10647) filed on April 19, 2006.
(12)	Incorporated herein by reference to the Company’s Current Report on Form 8-K (No. 001-10647) filed on September 21, 2006.

(13)	Incorporated herein by reference to the Company’s Current Report on Form 8-K (No. 001-10647) filed on February 2, 2007.
(14)	Incorporated herein by reference to the Company’s Current Report on Form 8-K (No. 001-10647) filed on December 4, 2006.
(15)	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-QSB for the quarter ended December 30, 2006 (No. 001-10647).

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated herein by reference to the Proxy Statement.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 28, 2007	PRECISION OPTICS CORPORATION, INC.

	By:	/s/ Richard E. Forkey
Richard E. Forkey
Chairman of the Board,
Chief Executive Officer, President
and Treasurer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Richard E. Forkey Richard E. Forkey	Chairman of the Board, Chief Executive Officer, President and Treasurer (Principal Executive Officer)	September 28, 2007

/s/ Joseph N. Forkey Joseph N. Forkey	Executive Vice President, Chief Scientific Officer and Director	September 28, 2007

/s/ Donald A. Major Donald A. Major	Director	September 28, 2007

/s/ Richard B. Miles Richard Miles	Director	September 28, 2007

/s/ Joel R. Pitlor Joel R. Pitlor	Director	September 28, 2007

/s/ Michael T. Pieniazek Michael T. Pieniazek	Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	September 28, 2007