Form 10QSB
period 2007-09-30
PRECISION OPTICS CORPORATION INC
filed 2007-11-14
CIK 867840

FORM 10-QSB

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Yes ☐ No ☒

The number of shares outstanding of issuer's common stock, par value $.01 per share, at November 10, 2007 was 25,458,212 shares.

Transitional Small Business Disclosure Format (check one):

Yes ☐ No ☒

Item 1

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30, 2007	June 30, 2007
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$539,729	$840,179
Accounts Receivable, net	657,137	801,206
Inventories, net	699,596	904,736
Prepaid Expenses	34,695	53,039
Total Current Assets	1,931,157	2,599,160
PROPERTY AND EQUIPMENT
Machinery and Equipment	3,581,430	3,559,384
Leasehold Improvements	553,595	553,596
Furniture and Fixtures	150,603	150,603
Vehicles	42,343	42,343
	4,327,971	4,305,926

Less: Accumulated Depreciation	(4,163,461)	(4,148,239)
Net Property and Equipment	164,510	157,687
OTHER ASSETS
Cash surrender value of life insurance policies	5,465	4,438
Patents, net	286,532	274,312
Total Other Assets	291,997	278,750
TOTAL ASSETS	$2,387,664	$3,035,597

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts Payable	$219,718	$343,730
Accrued Employee Compensation	180,714	270,437
Accrued Professional Services	64,275	75,616
Accrued Warranty Expense	25,000	25,000
Other Accrued Liabilities	20,122	3,604
Total Current Liabilities	509,829	718,387
STOCKHOLDERS' EQUITY
Common Stock, $0.01 par value -
Authorized - 50,000,000 shares
Issued and Outstanding - 25,458,212 shares at September 30, 2007 and at June 30, 2007	254,582	254,582
Additional Paid-in Capital	37,224,488	37,197,015
Accumulated Deficit	(35,601,235)	(35,134,387)
Total Stockholders' Equity	1,877,835	2,317,210

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,387,664	$3,035,597

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED
SEPTEMBER 30, 2007 AND 2006
(UNAUDITED)

	Three Months Ended September 30,
	2007	2006
Revenues	$1,101,728	$427,625

Cost of Goods Sold	795,434	383,460

Gross Profit	306,294	44,165

Research and Development Expenses, net	302,433	264,523

Selling, General and Administrative Expenses	475,512	483,024

Total Operating Expenses	777,945	747,547

Operating Loss	(471,651)	(703,382)

Interest Income	4,803	15,203

Net Loss	$(466,848)	$(688,179)

Loss Per Share - Basic and Diluted	$(0.02)	$(0.04)

Weighted Average Common Shares Outstanding - Basic and Diluted	25,458,212	15,458,212

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED
SEPTEMBER 30, 2007 AND 2006
(UNAUDITED)

	Three Months Ended September 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(466,848)	$(688,179)
Adjustments to Reconcile Net Loss to Net Cash
Used In Operating Activities -
Depreciation and Amortization	27,847	12,003
Stock-based compensation expense	27,474	58,353
Changes in Operating Assets and Liabilities-
Accounts Receivable, net	144,069	38,184
Inventories	205,140	(54,533)
Prepaid Expenses	18,344	1,366
Accounts Payable	(124,012)	67,912
Other Accrued Expenses	(84,547)	(111,156)
Net Cash Used In Operating Activities	(252,533)	(676,050)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of Property and Equipment	(22,045)	(24,481)
Increase in Other Assets	(25,872)	(39,458)
Net Cash Used In Investing Activities	(47,917)	(63,939)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of Offering Costs	-	(15,460)
Net Cash Provided By Financing Activities	-	(15,460)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(300,450)	(755,449)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	840,179	2,030,428

CASH AND CASH EQUIVALENTS, END OF PERIOD	$539,729	$1,274,979

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash Paid for-
Income Taxes	$-	$-

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

These consolidated financial statements have been prepared by the Company, without audit, and reflect normal recurring adjustments which, in the opinion of management, are necessary for a fair statement of the results of the first quarter of the Company's fiscal year 2008. These consolidated financial statements do not include all disclosures associated with annual consolidated financial statements and, accordingly, should be read in conjunction with footnotes contained in the Company's consolidated financial statements for the year ended June 30, 2007 together with the Report of Independent Registered Public Accounting Firm filed under cover of the Company's 2007 Annual Report on Form 10-KSB.

The Company has sustained recurring net losses and negative cash flows from operations for several years. During the year ended June 30, 2007, the Company incurred a net loss of $2,889,829 and used cash in operations of $3,334,918. During the first quarter of fiscal year 2008, the Company incurred a net loss of $466,848 and used cash in operations of $252,533. As of September 30, 2007, cash and cash equivalents were $539,729, accounts receivable were $657,137 and current liabilities were $509,829, resulting in a net liquid asset amount of $687,037. These factors raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Based on the current financial condition of the company and the expectation of future continued quarterly operating losses during fiscal 2008, management is currently investigating and evaluating alternatives for raising additional capital through private and public debt and equity offerings that can be completed during the Company’s second or third quarters of fiscal year 2008.

The Company has incurred quarter to quarter operating losses during its recent efforts to develop current products including endoscopes, image couplers, beamsplitters, thin film coatings, night vision and micro-optic lenses, prisms and assemblies for various applications and utilizing a number of proprietary and patent-pending technologies including Lenslock TM endoscope and micro-precision TM lens technologies. Management expects that such operating losses will continue through fiscal year 2008, and until sales increase to breakeven and profitable levels. Management also believes that the opportunities represented by these products have the potential to generate sales increases to achieve breakeven and profitable results. In an effort to decrease operating expenses, the Company has recently begun implementing cost containment plans including work force reductions, deferring of certain development initiatives and focusing on a limited number of products and technologies expected to provide near term revenues. The Company will continue its review of other expense areas to determine where additional reductions in discretionary spending can be achieved. There can be no assurance that the Company's operating plans will be successful or that the Company will be successful in obtaining the capital necessary to continue ongoing operations. If the Company is unable to raise sufficient working capital by the second or third quarters of fiscal year 2008, some or all of its operations will have to be shut down. The Company expects its recent pattern of quarter-to-quarter revenue fluctuations to continue, due to the uncertain timing of individual orders and their size in relation to total revenues. As of September 30, 2007 the Company had 33 full-time employees.

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

Loss Per Share
Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. For the three months ended September 30, 2007 and 2006, the effect of stock options and warrants was antidilutive; therefore, they were not included in the computation of diluted loss per share. The number of shares issuable upon the exercise of outstanding stock options and warrants that were excluded from the computation as their effect would be antidilutive were approximately 12,532,583 and 2,492,583 for the three months ended September 30, 2007 and 2006, respectively.

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

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company has adopted FIN 48 as of July 1, 2007.

The Company had net deferred tax assets totaling approximately $1.6 million as of June 30, 2007 prior to the consideration of the full valuation allowance. Realization of the deferred tax assets is dependent upon the Company’s ability to generate sufficient future taxable income and, if necessary, execution of tax planning strategies.

The Company’s historical operating losses raise considerable doubt as to when, if ever, any of the deferred tax assets will be realized. As a result, management has provided a full valuation allowance for the net deferred tax assets. In the event management determines that sufficient future taxable income may be generated in subsequent periods and the previously recorded valuation allowance is no longer needed, the Company will decrease the valuation allowance by providing an income tax benefit in the period that such a determination is made.

FIN 48 requires that an enterprise must determine whether it is more-likely-than-not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. A tax position that meets the more-likely-than-not threshold is then measured to determine the amount of benefit to recognize in the financial statements. Based on its assessment, the Company has concluded that there are no significant uncertain tax positions that require recognition in the financial statements.

With respect to any future uncertain tax positions, the Company intends to record interest and penalties, if any, as a component of income tax expense.

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

2. INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

	September 30, 2007	June 30, 2007
Raw Materials	$385,336	$511,588
Work-In-Progress	247,458	349,936
Finished Goods	66,802	43,212
Total Inventories	$699,596	$904,736

3.   STOCK-BASED COMPENSATION

On July 1, 2006, the Company adopted SFAS No. 123(R), Accounting for Stock-Based Compensation (“SFAS No. 123(R)”), which requires the measurement and recognition of all compensation costs for all stock based awards made to employees and the Board of Directors based upon fair value over the requisite service period for awards expected to vest. Prior to adoption, the Company accounted for stock options under the intrinsic value method set in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, and provided the required pro forma disclosures prescribed by SFAS No. 123, Accounting for Share-based Compensation (“SFAS No. 123”), as amended.

SFAS 123(R) requires the Company to estimate the fair value of share-based awards on the date of grant using an option pricing model. The Company adopted SFAS 123(R) using the modified prospective transition method which required the application of the accounting standard starting July 1, 2006, the first day of the Company’s fiscal year 2007.

Stock-based compensation costs recognized during the three month periods ended September 30, 2007 and 2006 amounted to $27,474 and $58,353, respectively, and was included in the accompanying consolidated statements of operations. No compensation has been capitalized because such amounts would have been immaterial. There was no net income tax benefit recognized related to such compensation for the three month periods ended September 30, 2007 and 2006, as the Company is currently in a loss position. Total amount of options granted during the three month periods ended September 30, 2007 and 2006 were -0- and 225,000, respectively.

As of September 30, 2007, the unrecognized compensation costs related to options vesting will be primarily recognized over a period of approximately 4 years:

OPTIONS	2008	2009	2010	2011	Total

Compensation Expense	$73,644	$84,720	$21,805	$21,805	$201,974

On November 10, 2005, the FASB issued FASB Staff Position SFAS 123R-3, Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards. The Company has elected to adopt the alternative transition method provided by the FASB Staff Position for calculating the tax effects (if any) of stock-based compensation expense pursuant to SFAS 123(R). The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool related to the tax effects of employee stock-based compensation, and to determine the subsequent impact to the additional paid-in capital pool and the consolidated statements of operations and cash flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS 123(R).

Upon adoption of SFAS 123(R), in accordance with Staff Accounting Bulletin No. 107, Share-Based Payment the Company selected the Black-Scholes option pricing model as the most appropriate method for determining the estimated fair value for the stock awards. The Black-Scholes method of valuation requires several assumptions: (1) the expected term of the stock award, (2) the expected future stock volatility over the expected term and (3) risk-free interest rate. The expected term represents the expected period of time the Company believes the options will be outstanding based on historical information. Estimates of expected future stock price volatility are based on the historic volatility of the Company’s common stock and the risk free interest rate is based on the U.S. Zero-Bond rate. The Company utilizes a forfeiture rate based on an analysis of the Company’s actual experience. The fair value of options at date of grant was estimated with the following assumptions for the three months ended:

September 30, 2006
Assumptions:
Option life	5.3 years
Risk-free interest rate	5.00%
Stock volatility	108%
Dividend yield	-0-
Weighted average fair value of grants	$ 0.27

Stock Option and Other Compensation Plans:

The type of share-based payments currently utilized by the Company is stock options.

The Company has various stock option and other compensation plans for directors, officers, and employees. The Company has the following stock option plans outstanding as of September 30, 2007: Amended and Restated 1997 Incentive Plan and the 2006 Equity Incentive Plan. Vesting periods are at the discretion of the Board of Directors and typically average five years. Options under these plans are granted at fair market value and have a term of ten years from the date of grant.

During fiscal 2007, the stockholders approved an equity incentive plan (the “2006 Incentive Plan”), which provides eligible participants (certain employees, directors, consultants, etc.) the opportunity to receive a broad variety of equity based and cash awards. Options granted vest and are exercisable for periods determined by the Board of Directors, not to exceed 10 years from the date of grant. A total of 3,497,438 shares of common stock have been reserved for issuance under the 2006 Incentive Plan. At September 30, 2007, a total of 40,000 stock options are outstanding and 3,457,438 shares of common stock were available for future grants under the 2006 Incentive Plan.

During fiscal 1998, the stockholders approved an incentive plan (the “1997 Incentive Plan”), which provided eligible participants (certain employees, directors, consultants, etc.) the opportunity to receive a broad variety of equity based and cash awards. Options granted vest and are exercisable for periods determined by the Board of Directors, not to exceed 10 years from the date of grant. Options for a total of 2,492,583 shares of common stock are outstanding at September 30, 2007 under the 1997 Incentive Plan, as amended and restated in fiscal year 2006. Prior to the adoption of the 2006 Incentive Plan, 225,000 stock options were granted in fiscal year 2007 under the 1997 Incentive Plan. Upon the adoption of the 2006 Incentive Plan, no new awards were granted under the 1997 Plan. No shares are available for future grants under the Company’s 1997 Stock Option Plan.

The following tables summarize stock option activity during the first three months of fiscal year 2008:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Life

Outstanding at June 30, 2007	2,532,583	$0.62
Grants	-
Exercises	-
Cancellations	-
Outstanding at September 30, 2007	2,532,583	$0.62	$8.32 years

Information related to the stock options outstanding as of September 30, 2007 is as follows:

Range of Exercise Prices	Number of Shares	Weighted-Average Remaining Contractual Life (years)	Weighted-Average Exercise Price	Exercisable Number of Shares	Exercisable Weighted-Average Exercise Price
$.25	165,000	9.02	$0.25	81,668	$0.25
$.30	100,000	8.90	0.30	20,000	0.30
$0.46	20,000	8.17	0.46	20,000	0.46
$0.55	1,313,583	8.61	0.55	758,101	0.55
$0.83	934,000	7.72	0.83	607,100	0.83
$0.25-$0.83	2,532,583	8.32	$0.62	1,486,869	$0.64

The aggregate intrinsic value of the Company’s “in-the-money” outstanding and exercisable options as of June 30, 2007 was $19,000 and $5,000, respectively, and as of September 30, 2007 was $0 and $0, respectively.

On June 13, 2005 the Company issued options to purchase 934,000 shares (“Performance Options”) of common stock at an exercise price of $0.83 per share. At the date of issuance, 30% of the options vested immediately, and the remaining options were subject to vesting upon the achievement of certain financial milestones by the Company. During fiscal 2007, certain of these milestones were met, and an additional 35% of the options vested as of July 31, 2007. During the first quarter of fiscal year 2008, certain of these milestones were met, and the remaining 35% of the options vested on October 31, 2007.

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

According to Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, the Performance Options and Repriced Options were subject to variable accounting until the awards are exercised, forfeited, or expire unexercised, which includes periodic measurement of compensation expense based on the intrinsic value of the options. The compensation cost, if any, was recognized and adjusted quarterly for vested options or ratably over the vesting period for unvested options. No compensation expense related to these stock options was reflected in the net loss for the quarter ended June 30, 2006 as all options granted had an exercise price greater than the market value of the underlying common stock as of June 30, 2006. Upon the adoption of SFAS No. 123(R) by the Company on July 1, 2006, these options were no longer subject to variable accounting.  Compensation related to these options is included in the amounts disclosed above for the three month periods ended September 30, 2007 and 2006.

4.   STOCKHOLDERS’ EQUITY

Private Placement

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

Stock-Based Compensation

On July 1, 2006, the Company adopted SFAS No. 123(R) Accounting for Stock-Based Compensation (“SFAS No. 123(R)”), which requires the measurement and recognition of all compensation costs for all stock based awards made to employees and the Board of Directors based upon fair value over the requisite service period for awards expected to vest. Prior to adoption, the Company accounted for stock options under the intrinsic value method set in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, and provided the required pro forma disclosures prescribed by SFAS No. 123, Accounting for Share-based Compensation (“SFAS No. 123”), as amended.

SFAS 123(R) requires the Company to estimate the fair value of share-based awards on the date of grant using an option pricing model. The Company adopted SFAS 123(R) using the modified prospective transition method which required the application of the accounting standard starting July 1, 2006.

Results of Operations

Total revenues for the quarter ended September 30, 2007 (the first quarter of fiscal year 2008) were $1,101,728, an increase of $674,103 or 158% from the same period in the prior year. The increase was due principally to shipments to a significant new customer of an advanced surgical visualization system, along with the introduction of other new products. The advanced surgical visualization system relied heavily on the Company’s experience and proprietary technology in the area of medical optics systems, specifically in the area of advanced optical endoscopic instrumentation.

Revenues from the Company’s largest customers, as a percentage of total revenues, for the three months ended September 30, 2007 and 2006, were as follows:

	2007	2006
Customer A	56%	38%
Customer B	-	10
All Others	44	52
	100%	100%

No other customer accounted for more than 10% of the Company’s revenues during those periods.

At September 30, 2007, receivables from the Company’s three largest customers were approximately 44%, 11% and 11%, respectively, of the total net accounts receivable. At June 30, 2007, receivables from the Company’s largest customer were 61% of the total net accounts receivable. No other customer accounted for more than 10% of the Company’s receivables as of September 30, 2007 and June 30, 2007.

Gross profit for the quarter ended September 30, 2007 was $306,294, which reflects a favorable change of $262,129, compared to the quarter ended September 30, 2006. Gross profit for the quarter ended September 30, 2007 as a percentage of revenues increased from 10% for the quarter ended September 30, 2006 to 28% in the current quarter. The 18% favorable change in gross profit was due primarily to increased sales volume as a result of sales of a new advanced surgical visualization system to a significant new customer in the first quarter of fiscal year 2007 compared to the first quarter of fiscal year 2006.

Research and development expenses were $302,433 for the quarter ended September 30, 2007, compared to $264,523 for the same period last year. The increase was due primarily to activities aimed at the development of several new products. Quarterly research and development expenses depend on the Company’s assessment of new product opportunities and available resources. Research and development expenses were net of reimbursement of related costs of $1,000 and $46,529 during the quarters ended September 30, 2007 and 2006, respectively.

Selling, general and administrative expenses were $475,512, a decrease of $7,512, or 2%, for the quarter ended September 30, 2007 compared to the same period last year.

Interest income decreased by $10,400, or 68%, for the quarter ended September 30, 2007 compared to the same period the previous year. The decrease was due to a lower base of cash and cash equivalents offset by higher interest rates.

No income tax provision was recorded in the first quarter of fiscal year 2007 or 2006 because of the losses generated in those periods.

Liquidity and Capital Resources

The company competes in highly technical, very competitive, and in most cases, price driven segments of the medical instrument market place where products can take years to develop and introduce to distributors and end users. Furthermore, research and development, manufacturing, marketing and distribution activities are strictly regulated by FDA, ISO and other regulatory bodies that, while intended to enhance the ultimate quality and functionality of products produced, can contribute to the significant cost and time needed to maintain existing products and develop and introduce product enhancements and new product innovations.

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

The company has incurred quarter to quarter operating losses during its recent efforts to develop current products including endoscopes, image couplers, beamsplitters, thin film coatings, night vision and micro-optic lenses, prisms and assemblies for various applications and utilizing a number of proprietary and patent-pending technologies including Lenslock TM endoscope and micro-precision TM lens technologies. Management expects that such operating losses will continue through fiscal year 2008 and until sales increase to breakeven and profitable levels. Management also believes that the opportunities represented by these products have the potential to generate sales increases to achieve breakeven and profitable results.

The Company’s current financial condition may raise doubt among potential equity investors, customers and suppliers regarding the Company’s ability to continue as a going concern. There can be no assurance that the Company will be able to obtain working capital funds necessary in the time frame needed and at satisfactory terms to correct the current going concern issue.

As of September 30, 2007, cash and cash equivalents were $539,729, accounts receivable were $657,137 and current liabilities were $509,829, resulting in a net liquid asset amount of $687,037. Based on the current financial condition of the company and the expectation of future continued quarterly operating losses during fiscal 2008, Management is currently investigating and evaluating alternatives for raising additional capital through private and public debt and equity offerings that can be completed by late 2007 or early 2008.

Contractual cash commitments for the fiscal years subsequent to September 30, 2007 are summarized as follows:

	2008	Thereafter	Total

Operating leases	$21,488	$371	$21,859

The Company generally provides a standard one-year warranty on materials and workmanship to its customers. The Company provides for estimated warranty costs at the time product revenue is recognized. Warranty costs are included as a component of cost of goods sold in the accompanying consolidated statements of operations. For the three month periods ended September 30, 2007 and 2006, warranty costs were not significant.

Trends and Uncertainties That May Affect Future Results

First quarter 2008 revenues were the second highest in six years. This was due in large part to shipments of the advanced surgical visualization system discussed below, the design of which relies heavily on the Company’s medical optics technologies, specifically in the area of advanced optical endoscopic instrumentation. The Company expects its recent pattern of quarter-to-quarter revenue fluctuations to continue, due to the introductory stage of many of the Company’s products currently under development and the uncertain timing of orders from customers and their size in relation to total revenues. The Company continues to move forward with new products and technical innovations, in particular, a new generation of endoscopes that incorporate Lenslock TM technology (patent pending), new components and instruments utilizing the Company’s new micro-precision TM lens technology (patent pending) for optical components and endoscopes under 1 mm, new custom medical products, new night vision lenses and new thin film products.

Over the past few years new product and technology development has undergone significant changes in shifting the emphasis of R&D efforts from the development of underlying technologies to market exploitation in the applications of these new technologies. These have already been realized to some degree in a number of areas. Over the past two to three years these developments have produced revenues from new micro- precision TM lens products and new Lenslock TM endoscopes. Recent initiatives in the area of micro-precision TM lenses address specific customer opportunities in different medical specialty applications. In endoscope technologies we continue new product offerings in our Lenslock TM product line. Since December 2005, over 280 ENT endoscopes with diameter of 2.7 mm that incorporate Lenslock TM technology have been shipped. The Company is currently launching its 4 mm Lenslock TM sinuscope, is finalizing prototypes of its 5 mm Lenslock TM laparoscope, and is actively pursuing development of its 4 mm Lenslock TM wide field arthroscope. All of these Lenslock TM endoscopes are expected to be in production in the near future. The Company believes that Lenslock TM technology has advantages over competitive products due to ease of manufacture and repair, superior image quality, significant cost effectiveness and quality of repair and that further incorporating this into its endoscope product line will lead to increased sales.

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

Going forward, our business plan is aimed at applied development for revenue bearing products. Some examples beyond the new instruments mentioned above include the lenses we developed for a new color night vision system that we are beginning to manufacture in pre-production quantities, as well as a new line of industrial filter thin film coatings, which we have developed over the last 18 months and just recently began to ship to a specific customer.

Notwithstanding the need to obtain additional financing, the Company believes that the recent introduction of several new products, along with new and on-going customer relationships, have the potential to generate additional revenues, which are required in order for the Company to achieve profitability.

In an effort to decrease operating expenses, the Company has recently begun implementing cost containment plans including work force reductions, deferring of certain development initiatives and focusing on a limited number of products and technologies expected to provide near term revenues. The Company will continue its review of other expense areas to determine where additional reductions in discretionary spending can be achieved. There can be no assurance that the Company's operating plans will be successful or that the Company will be successful in obtaining the capital necessary to continue ongoing operations. If the Company is unable to raise sufficient working capital by the second or third quarters of fiscal year 2008, some or all of its operations will have to be shut down.

For the quarter ended September 30, 2007, cash and cash equivalents decreased by $300,450 compared to a decrease of $1,270,980 for the previous quarter ended June 30, 2007 as a result of negative cash flows from operating activities.

Capital equipment expenditures during the quarter ended September 30, 2007 were $22,045, down from $24,481 for the same period in 2006. Future capital equipment expenditures will be dependent upon future sales and success of on-going research and development efforts.

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

Item 3 Controls and Procedures

As of the end of the period covered by this quarterly report, the Company’s Principal Executive Officer and Principal Financial Officer have conducted an evaluation of the Company’s disclosure controls and procedures. Based on their evaluation, the Company’s Principal Executive Officer and Principal Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the applicable Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company’s management, including the Company’s Principal Executive Officer and the Company’s Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There was no change in the Company’s internal control over financial reporting during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Items 1-5

Not Applicable.

Item 6 Exhibits

Exhibit	31.1 -	Certifications of the Company’s Chief Executive Officer required by Rule 13a-14(a)/15d-14(a)

Exhibit	31.2-	Certification of the Company’s Chief Financial Officer required by Rule 13a-14(a)/15d-14(a)

Exhibit	32.1-	Certifications of the Company’s Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) and 18 U.S. C. 1350.

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRECISION OPTICS CORPORATION, INC.

Date: November 14, 2007	By:	/s/ Richard E. Forkey
Richard E. Forkey
Chief Executive Officer (Principal Executive Officer)

By:	/s/ Michael T. Pieniazek
Michael T. Pieniazek
Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit 31.1 -	Certifications of the Company’s Chief Executive Officer required by Rule 13a-14(a)/15d-14(a)

Exhibit 31.2 -	Certification of the Company’s Chief Financial Officer required by Rule 13a-14(a)/15d-14(a)

Exhibit 32.1 -	Certifications of the Company’s Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) and 18 U.S.C. 1350