Form 10QSB
period 2007-12-31
PRECISION OPTICS CORPORATION INC
filed 2008-02-14
CIK 867840

FORM 10-QSB

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007

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

Yes ☐ No ☒

The number of shares outstanding of issuer's common stock, par value $.01 per share, at February 8, 2008 was 25,458,212 shares.

Transitional Small Business Disclosure Format (check one):

Yes ☐ No ☒

Item 1

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	December 31, 2007	June 30, 2007
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$306,691	$840,179
Accounts Receivable, net	300,240	801,206
Inventories, net	679,883	904,736
Prepaid Expenses	87,508	53,039
Total Current Assets	1,374,322	2,599,160
PROPERTY AND EQUIPMENT
Machinery and Equipment	3,581,691	3,559,384
Leasehold Improvements	553,595	553,596
Furniture and Fixtures	150,603	150,603
Vehicles	42,343	42,343
	4,328,232	4,305,926

Less: Accumulated Depreciation	(4,175,924)	(4,148,239)
Net Property and Equipment	152,308	157,687
OTHER ASSETS
Cash surrender value of life insurance policies	5,465	4,438
Patents, net	222,461	274,312
Total Other Assets	227,926	278,750
TOTAL ASSETS	$1,754,556	$3,035,597

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts Payable	$246,056	$343,730
Accrued Employee Compensation	213,019	270,437
Accrued Professional Services	43,250	75,616
Accrued Warranty Expense	25,000	25,000
Other Accrued Liabilities	8,591	3,604
Total Current Liabilities	535,916	718,387
STOCKHOLDERS' EQUITY
Common Stock, $0.01 par value -
Authorized - 50,000,000 shares
Issued and Outstanding - 25,458,212 shares at December 31, 2007 and at June 30, 2007	254,582	254,582
Additional Paid-in Capital	37,258,752	37,197,015
Accumulated Deficit	(36,294,694)	(35,134,387)
Total Stockholders' Equity	1,218,640	2,317,210

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,754,556	$3,035,597

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED
DECEMBER 31, 2007 AND 2006
(UNAUDITED)

	Three Months Ended December 31,		Six Months Ended December 31,
	2007	2006	2007	2006
Revenues	$579,633	$470,811	$1,681,361	$898,436

Cost of Goods Sold	489,607	316,437	1,285,041	699,897
Gross Profit	90,026	154,374	396,320	198,539

Research and Development Expenses, net	241,962	378,954	544,395	643,477

Selling, General and Administrative Expenses	544,512	545,994	1,020,024	1,029,020

Total Operating Expenses	786,474	924,948	1,564,419	1,672,497

Operating Loss	(696,448)	(770,574)	(1,168,099)	(1,473,958)

Interest Income	2,988	7,391	7,791	22,595

Net Loss	$(693,460)	$(763,183)	$(1,160,308)	$(1,451,363)

Loss Per Share - Basic and Diluted	$(0.03)	$(0.05)	$(0.05)	$(0.09)

Weighted Average Common Shares Outstanding - Basic and Diluted	25,458,212	15,458,212	25,458,212	15,458,212

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED
DECEMBER 31, 2007 AND 2006
(UNAUDITED)

	Six Months Ended December 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(1,160,308)	$(1,451,363)
Adjustments to Reconcile Net Loss to Net Cash
Used In Operating Activities -
Depreciation and Amortization	106,686	57,365
Stock-based compensation expense	61,738	109,259
Changes in Operating Assets and Liabilities-
Accounts Receivable, net	500,966	61,294
Inventories	224,853	(65,757)
Prepaid Expenses	(34,469)	(59,822)
Accounts Payable	(97,674)	75,651
Other Accrued Expenses	(84,797)	(36,292)
Net Cash Used In Operating Activities	(483,005)	(1,309,665)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of Property and Equipment	(22,306)	(83,304)
Increase in Other Assets	(28,177)	(69,709)
Net Cash Used In Investing Activities	(50,483)	(153,013)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of Offering Costs	-	(15,460)
Net Cash Used In Financing Activities	-	(15,460)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(533,488)	(1,478,138)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	840,179	2,030,428

CASH AND CASH EQUIVALENTS, END OF PERIOD	$306,691	$552,290

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash Paid for-
Income Taxes	$-	$912

PRECISION OPTICS CORPORATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
DECEMBER 31, 2007

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Operations

The accompanying consolidated financial statements include the accounts of Precision Optics Corporation, Inc. and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

These consolidated financial statements have been prepared by the Company, without audit, and reflect normal recurring adjustments which, in the opinion of management, are necessary for a fair statement of the results of the second quarter and the first six months of the Company's fiscal year 2008. These consolidated financial statements do not include all disclosures associated with annual consolidated financial statements and, accordingly, should be read in conjunction with footnotes contained in the Company's consolidated financial statements for the year ended June 30, 2007 together with the Report of Independent Registered Public Accounting Firm filed under cover of the Company's 2007 Annual Report on Form 10-KSB.

The Company has sustained recurring net losses and negative cash flows from operations for several years. During the year ended June 30, 2007, the Company incurred a net loss of $2,889,829 and used cash in operations of $3,334,918. During the first six months of fiscal year 2008, the Company incurred a net loss of $1,106,587 and used cash in operations of $483,005. As of December 31, 2007, cash and cash equivalents were $306,691, accounts receivable were $300,240 and current liabilities were $535,916, resulting in a net liquid asset amount of $71,015. Due to the current financial condition of the Company and the expectation of future continued quarterly operating losses during fiscal 2008, management is currently investigating and evaluating alternatives for raising additional capital as soon as possible. The Company believes that it does not have sufficient working capital to fund its short-term or long-term cash needs. While the Company continues to seek to obtain the capital necessary to continue ongoing operations, there can be no assurance that the Company will be able to raise additional capital on acceptable terms or at all. These matters raise substantial doubt about the Company’s ability to continue its operations as a going concern. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

In an effort to decrease operating expenses, the Company has implemented cost containment plans including work force reductions, deferring of certain development initiatives and focusing on a limited number of products and technologies expected to provide near term revenues. The Company will continue its review of other expense areas to determine where additional reductions in discretionary spending can be achieved. As part of a major initiative to concentrate resources on the Company’s medical visualization business, the Company closed on the sale of its custom optical thin film product line in January 2008, which resulted in gross proceeds to the Company of $250,000 and provides for the Company to receive a royalty of 25% of revenues exceeding $300,000 annually from the purchased customer list for a three year period. There can be no assurance that the Company's operating plans will be successful or that the Company will be successful in obtaining the capital necessary to continue ongoing operations. If the Company is unable to raise sufficient working capital by the third quarter of fiscal year 2008, some or all of its operations will have to be shut down.

The Company has incurred quarter to quarter operating losses in connection with its recent efforts to develop current products including endoscopes, image couplers, beamsplitters, thin film coatings, night vision and micro-optic lenses, prisms and assemblies for various applications and utilizing a number of proprietary and patent-pending technologies including Lenslock TM  endoscope and micro-precision TM lens technologies. Management expects that such operating losses will continue through fiscal year 2008. Management also believes, however, that the opportunities represented by these products have the potential to generate sales increases. The Company expects its recent pattern of quarter-to-quarter revenue fluctuations to continue, due to the uncertain timing of individual orders and their size in relation to total revenues.

As of December 31, 2007 the Company had 24 full-time employees.

During the past year, the introduction of several new products, along with new and on-going customer relationships, has resulted in significant revenue growth. The Company believes that with continued promotion (funds for which the Company does not currently have), these opportunities have the potential to continue the general trend of increasing revenues, which, along with enhanced operations are required in order for the Company to achieve profitability.

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

Loss Per Share

Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. For the three and six months ended December 31, 2007 and 2006, the effect of stock options and warrants was antidilutive; therefore, they were not included in the computation of diluted loss per share. The number of shares issuable upon the exercise of outstanding stock options and warrants that were excluded from the computation as their effect would be antidilutive were approximately 12,562,583 and 2,532,583 for the three months ended December 31, 2007 and 2006, respectively.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141(R)”). SFAS 141(R) expands the definition of a business combination and requires the fair value of the purchase price of an acquisition, including the issuance of equity securities, to be determined on the acquisition date. SFAS 141(R) also requires that all assets, liabilities, contingent considerations, and contingencies of an acquired business be recorded at fair value at the acquisition date. In addition, SFAS 141(R) requires that acquisition costs generally be expensed as incurred, restructuring costs generally be expensed in periods subsequent to the acquisition date, and changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period impact income tax expense. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008 with early adoption prohibited. The Company is currently evaluating the effect the implementation of SFAS 141(R) will have, if any, on the financial statements.

In December 2007, the FASB issued Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51 (“SFAS 160”). SFAS 160 requires a company to clearly identify and present ownership interests in subsidiaries held by parties other than the company in the consolidated financial statements within the equity section but separate from the company’s equity. It also requires the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income; changes in ownership interest be accounted for similarly, as equity transactions; and when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary and the gain or loss on the deconsolidation of the subsidiary be measured at fair value. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited.  The Company is currently evaluating the effect the implementation of SFAS 160 will have, if any, on the financial statements.

2. INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

	December 31, 2007	June 30, 2007
Raw Materials	$343,364	$511,588
Work-In-Progress	252,291	349,936
Finished Goods	84,228	43,212
Total Inventories	$679,883	$904,736

3.   STOCK-BASED COMPENSATION

On July 1, 2006, the Company adopted SFAS No. 123(R), Accounting for Stock-Based Compensation (“SFAS 123(R)”), which requires the measurement and recognition of all compensation costs for all stock based awards made to employees and the Board of Directors based upon fair value over the requisite service period for awards expected to vest. Prior to adoption, the Company accounted for stock options under the intrinsic value method set in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, and provided the required pro forma disclosures prescribed by SFAS No. 123, Accounting for Share-based Compensation (“SFAS No. 123”), as amended.

SFAS 123(R) requires the Company to estimate the fair value of share-based awards on the date of grant using an option pricing model. The Company adopted SFAS 123(R) using the modified prospective transition method which required the application of the accounting standard starting July 1, 2006, the first day of the Company’s fiscal year 2007.

Stock-based compensation costs recognized during the three and six month periods ended December 31, 2007 amounted to $34,264 and $61,738, respectively, and for the three and six month periods ended December 31, 2006 amounted to $50,906 and $109,259, respectively and are included in the accompanying consolidated statements of operations. No compensation has been capitalized because such amounts would have been immaterial. There was no net income tax benefit recognized related to such compensation for the three month periods ended December 31, 2007 and 2006, as the Company is currently in a loss position. Total amount of options granted during the three and six month periods ended December 31, 2007 were 30,000 and 30,000, respectively.

As of December 31, 2007, the unrecognized compensation costs related to options vesting will be primarily recognized over a period of approximately 4 years:

OPTIONS	2008	2009	2010	2011	Total

Compensation Expense	$47,937	$84,720	$21,805	$21,805	$176,267

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

	Six Months Ended
	December 31, 2007	December 31, 2006
Assumptions:
Option life	5.3 years	5.3 years
Risk-free interest rate	4.84%	5.00%
Stock volatility	147%	108%
Dividend yield	-0-	-0-
Weighted average fair value of grants	$0.31	$0.27

Stock Option and Other Compensation Plans:

The type of share-based payments currently utilized by the Company is stock options.

The Company has various stock option and other compensation plans for directors, officers, and employees. The Company has the following stock option plans outstanding as of December 31, 2007: Amended and Restated 1997 Incentive Plan and the 2006 Equity Incentive Plan. Vesting periods are at the discretion of the Board of Directors and typically average five years. Options under these plans are granted at fair market value and have a term of ten years from the date of grant.

During fiscal 2007, the stockholders approved an equity incentive plan (the “2006 Incentive Plan”), which provides eligible participants (certain employees, directors, consultants, etc.) the opportunity to receive a broad variety of equity based and cash awards. Options granted vest and are exercisable for periods determined by the Board of Directors, not to exceed 10 years from the date of grant. A total of 3,497,438 shares of common stock have been reserved for issuance under the 2006 Incentive Plan. At December 31, 2007, a total of 70,000 stock options are outstanding and 3,427,438 shares of common stock were available for future grants under the 2006 Incentive Plan.

During fiscal 1998, the stockholders approved an incentive plan (the “1997 Incentive Plan”), which provided eligible participants (certain employees, directors, consultants, etc.) the opportunity to receive a broad variety of equity based and cash awards. Options granted vest and are exercisable for periods determined by the Board of Directors, not to exceed 10 years from the date of grant. Options for a total of 2,492,583 shares of common stock are outstanding at December 31, 2007 under the 1997 Incentive Plan, as amended and restated in fiscal year 2006. Prior to the adoption of the 2006 Incentive Plan, 225,000 stock options were granted in fiscal year 2007 under the 1997 Incentive Plan. Upon the adoption of the 2006 Incentive Plan, no new awards were granted under the 1997 Plan. No shares are available for future grants under the Company’s 1997 Stock Option Plan.

The following tables summarize stock option activity during the first six months of fiscal year 2008:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Life

Outstanding at June 30, 2007	2,532,583	$0.62
Grants	30,000	0.31
Exercises	-
Cancellations	-
Outstanding at December 31, 2007	2,562,583	$0.62	$8.09 years

Information related to the stock options outstanding as of December 31, 2007 is as follows:

Range of Exercise Prices	Number of Shares	Weighted-Average Remaining Contractual Life (years)	Weighted-Average Exercise Price	Exercisable Number of Shares	Exercisable Weighted-Average Exercise Price
$.25	165,000	8.76	$0.25	81,668	$0.25
$.30	100,000	8.65	0.30	20,000	0.30
$.31	30,000	9.92	0.31	30,000	0.31
$0.46	20,000	7.92	0.46	20,000	0.46
$0.55	1,313,583	8.36	0.55	758,101	0.55
$0.83	934,000	7.46	0.83	934,000	0.83
$0.25-$0.83	2,562,583	8.09	$0.62	1,843,769	$0.67

The aggregate intrinsic value of the Company’s “in-the-money” outstanding and exercisable options as of June 30, 2007 was $19,000 and $5,000, respectively, and as of December 31, 2007 was $0 and $0, respectively.

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

According to Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, the Performance Options and Repriced Options were subject to variable accounting until the awards are exercised, forfeited, or expire unexercised, which includes periodic measurement of compensation expense based on the intrinsic value of the options. The compensation cost, if any, was recognized and adjusted quarterly for vested options or ratably over the vesting period for unvested options. No compensation expense related to these stock options was reflected in the net loss for the quarter ended June 30, 2006 as all options granted had an exercise price greater than the market value of the underlying common stock as of June 30, 2006. Upon the adoption of SFAS No. 123(R) by the Company on July 1, 2006, these options were no longer subject to variable accounting.  Compensation related to these options is included in the amounts disclosed above for the three and six month periods ended December 31, 2007 and 2006.

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

5.   SUBSEQUENT EVENTS

On January 18, 2008, the Company entered into an Asset Purchase Agreement for the sale of its custom optical thin film product line and completed the sale on the same date. The assets sold include equipment, certain inventory, intellectual property, and a customer list. The purchase price was $250,000, and the Company will also receive a royalty of 25% of revenues exceeding $300,000 annually from the purchased customer list for a three year period. The Company received gross cash proceeds of $250,000 at closing.

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

Overview

The Company, a developer and manufacturer of advanced optical instruments since 1982, designs and produces high-quality, micro-optics, medical instruments, and other advanced optical systems. The Company’s medical instrumentation line includes laparoscopes, arthroscopes and endocouplers and a world-class product line of 3-D endoscopes for use in minimally invasive surgical procedures.

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

The areas in which the Company does business are highly competitive and include both foreign and domestic competitors. Many of the Company’s competitors are larger and have substantially greater resources than the Company. Furthermore, other domestic or foreign companies with greater financial resources than the Company may seek to produce products or services that compete with those of the Company. The Company routinely outsources specialized production efforts as required, both domestic and off-shore to obtain the most cost effective production. Over the years, the Company has achieved extensive experience with other optical specialists worldwide.

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

The Company believes that its future success depends to a large degree on its ability to continue to conceive and to develop new optical products and services and to enhance the performance characteristics and methods of manufacture of existing products. Accordingly, it expects to continue to seek to obtain product-related design and development contracts with customers and to invest its own funds on research and development at such time as, and to the extent, funds are available.

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

Results of Operations

Total revenues for the quarter ended December 31, 2007 (the second quarter of fiscal year 2008) were $579,633, an increase of $108,822, or 23%, from the same period in the prior year. Total revenues for the six months ended December 31, 2007 were $1,681,361, an increase of $782,925, or 87%, from the same period in the prior year. The increase was due principally to shipments to a significant new customer of an advanced surgical visualization system, along with the introduction of other new products. The advanced surgical visualization system relied heavily on the Company’s experience and proprietary technology in the area of medical optics systems, specifically in the area of advanced optical endoscopic instrumentation.

Revenues from the Company’s largest customers, as a percentage of total revenues, for the six months ended December 31, 2007 and 2006, were as follows:

	2007	2006
Customer A	37%	29%
Customer B	15	15
All Others	48	56
	100%	100%

No other customer accounted for more than 10% of the Company’s revenues during those periods.

At December 31, 2007, receivables from the Company’s three largest customers were approximately 25%, 21% and 17%, respectively, of the total net accounts receivable. At June 30, 2007, receivables from the Company’s largest customer were 61% of the total net accounts receivable. No other customer accounted for more than 10% of the Company’s receivables as of December 31, 2007 and June 30, 2007.

Gross profit for the quarter ended December 31, 2007 reflected an unfavorable change of $64,348 compared to the quarter ended December 31, 2006. Gross profit as a percentage of revenues decreased from 32.8% for the quarter ended December 31, 2006 to 15.5% for the quarter ended December 31, 2007. This unfavorable change was due primarily to start-up costs related to the initial production of a new product and costs associated with work force reduction severance payments. Gross profit for the six months ended December 31, 2007 reflected a favorable change of $197,781 compared to the six months ended December 31, 2006. Gross profit as a percentage of revenues increased from 22.1% for the six months ended December 31, 2006 to a gross profit of 23.56% for the six months ended December 31, 2007.

Research and development expenses, net, were $241,962 for the quarter ended December 31, 2007, compared to $378,954 for the same period in the prior fiscal year. Research and development expenses, net, were $544,395 for the six months ended December 31, 2007, compared to $643,477 for the same period in the prior fiscal year. The decrease was due primarily to the recent implementation of certain cost containment plans including work force reductions, deferring of certain development initiatives and focusing on a limited number of products and technologies expected to provide near term revenues. Quarterly research and development expenses depend on the Company’s assessment of new product opportunities and available resources. Research and development expenses were net of reimbursement of related costs of $18,693 and $65,629 during the quarters ended December 31, 2007 and 2006, respectively.

Selling, general and administrative expenses decreased by $1,482 for the quarter ended December 31, 2007 compared to the same period in the prior fiscal year. Selling, general and administrative expenses decreased by $8,996 for the six months ended December 31, 2007 compared to the same period in the prior fiscal year.

Interest income decreased by $4,403, or 60%, for the quarter ended December 31, 2007 and by approximately $14,804, or 66%, for the six months ended December 31, 2007 compared to the corresponding periods in the prior fiscal year. The decrease was due to a lower base of cash and cash equivalents partially offset by higher interest rates.

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

The Company has historically funded working capital needs through product sales, management of working capital components of its business, and in recent years, by cash received from public and private offerings of its common stock. In July 2004, the Company completed a rights offering to stockholders of record at June 7, 2004 by issuing 5,256,159 shares of common stock, raising net cash proceeds of approximately $5 million. In April 2006, the Company sold 8,450,000 shares of its common stock, raising net cash proceeds of approximately $2 million. Additionally, in February 2007, the Company sold an aggregate of 10,000,000 shares of common stock and warrants to purchase an aggregate of 10,000,000 shares of common stock, raising net cash proceeds of approximately $2.4 million.

The Company has incurred operating losses in connection with its recent efforts to develop new technologies and associated products including patent pending Lenslock™ endoscopes, and Microprecision™ optics and assemblies, as well as new, proprietary, thin film coatings and night vision lenses. Management expects that such operating losses will continue through fiscal year 2008. Management also believes, however, that the opportunities represented by these products, particularly in the area of medical visualization, have the potential to generate sales increases.

As of December 31, 2007, cash and cash equivalents were $306,691, accounts receivable were $300,240 and current liabilities were $535,916, resulting in a net liquid asset amount of $71,015. As part of a major initiative to concentrate resources on the Company’s medical visualization business, the Company sold its custom optical thin film product line in January 2008, which resulted in gross proceeds to the Company of $250,000 along with provisions for the Company to receive a royalty of 25% of revenues exceeding $300,000 annually from the purchased customer list for a three year period. Based on the current financial condition of the company and the expectation of future continued quarterly operating losses during fiscal 2008, management is currently investigating and evaluating alternatives for raising additional capital through private debt and equity offerings that can be completed by early 2008.

The Company believes that it does not have sufficient working capital to fund its short-term or long-term cash needs. While the Company continues to seek to obtain the capital necessary to continue ongoing operations, there can be no assurance that the Company will be able to raise additional capital on acceptable terms or at all. These matters raise substantial doubt about the Company’s ability to continue its operations as a going concern.

Contractual cash commitments for the fiscal years subsequent to December 31, 2007 are summarized as follows:

	2008	2009	Thereafter	Total

Operating leases	$19,858	$15,971	$9,100	$44,929

The Company generally provides a standard one-year warranty on materials and workmanship to its customers. The Company provides for estimated warranty costs at the time product revenue is recognized. Warranty costs are included as a component of cost of goods sold in the accompanying consolidated statements of operations. For the three month periods ended December 31, 2007 and 2006, warranty costs were not significant.

Trends and Uncertainties That May Affect Future Results

Revenues for the first six months of fiscal year 2008 were the highest in ten years. This was due in large part to shipments of the advanced surgical visualization system discussed below, the design of which relies heavily on the Company’s medical optics technologies, specifically in the area of advanced medical visualization instrumentation. The Company expects its recent pattern of quarter-to-quarter revenue fluctuations to continue, due to the introductory stage of many of the Company’s recently developed products and the uncertain timing of orders from customers and their size in relation to total revenues. The Company continues to move forward with new products that incorporate recent technical innovations, in particular, a new generation of endoscopes that incorporate Lenslock TM technology (patent pending), new components and instruments utilizing the Company’s new micro-precision TM lens technology (patent pending) for optical components and endoscopes under 1 mm, new custom medical visualization products, and new night vision lenses.

Over the past few years the Company has shifted the emphasis of R&D efforts from the development of underlying technologies to market exploitation in the applications of these new technologies. These have already been realized to some degree in a number of areas. Over the past two to three years these developments have produced revenues from new micro- precision TM lens products and new Lenslock TM endoscopes. Recent initiatives in the area of micro-precision TM lenses address specific customer opportunities in different medical specialty applications. In endoscope technologies we continue new product offerings in our Lenslock TM product line. Since December 2005, over 300 ENT endoscopes with diameter of 2.7 mm that incorporate Lenslock TM technology have been shipped. The Company is currently launching its 4 mm Lenslock TM sinuscope, and 5 mm Lenslock TM laparoscope, and is actively pursuing development of its 4 mm Lenslock TM wide field arthroscope. All of these Lenslock TM endoscopes are expected to be in production in the near future. The Company believes that Lenslock TM technology has advantages over competitive products due to ease of manufacture and repair, superior image quality, significant cost effectiveness and quality of repair and that further incorporating this into its endoscope product line will lead to increased sales.

During fiscal year 2007, the Company began shipments of an advanced surgical visualization system to a significant new customer. These shipments are pursuant to multiple production orders totaling over $1 million. Shipments of the advanced surgical visualization system were in excess of $600,000 in fiscal year 2007 with the balance of the order delivered in the first quarter of fiscal year 2008. Possible follow-on orders will be dependent on market acceptance and other considerations at that time and no assurances regarding any such order can be made.

The Company believes that the recent introduction of several new products, along with new and on-going customer relationships, have the potential to generate additional revenues, which are required in order for the Company to continue operations.

In an effort to decrease operating expenses, the Company has implemented cost containment plans including work force reductions, deferring certain long-term development initiatives and focusing on a limited number of products and technologies expected to provide near term revenues, particularly in the area of medical visualization. The Company will continue its review of other expense areas to determine where additional reductions in discretionary spending can be achieved. The Company believes that it does not have sufficient working capital to fund its short-term or long-term cash needs. While the Company continues to seek to obtain the capital necessary to continue ongoing operations, there can be no assurance that the Company will be able to raise additional capital on acceptable terms or at all. These matters raise substantial doubt about the Company’s ability to continue its operations as a going concern.

The Company's ability to implement or sustain activities described herein, including, but not limited to, product promotion, product development, new customer initiatives and new product launches, relies on obtaining additional funding.

For the quarter ended December 31, 2007, cash and cash equivalents decreased by $233,038 compared to a decrease of $300,450 for the previous quarter ended September 30, 2007 as a result of negative cash flows from operating activities.

Capital equipment expenditures during the six months ended December 31, 2007 were $22,306 compared to $83,304 for the same period in 2006. Future capital expenditures will depend on, first, the availability of funds, and second, on future sales and the success of ongoing research and development efforts.

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

PART II. OTHER INFORMATION

Item 4  Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Shareholders of the Company held on November 27, 2007, 17,938,395 (or 70.46%) of the 25,458,212 then outstanding shares of common stock of the Company were present or represented and voted by proxy. Mr. Joel R. Pitlor was elected as a Class II Director of the Company by a vote of 17,623,250 shares voted for and 315,145 shares withheld. Mr. Donald A. Major was also elected as a Class II Director of the Company by a vote of 17,628,995 shares voted for and 309,400 shares withheld. Messrs. Richard E. Forkey, Richard Miles and Dr. Joseph N. Forkey continued serving their terms of office as directors after the annual meeting. The shareholders also approved a proposed amendment to the Articles of Organization of the Company, as amended, to increase the number of shares of Common Stock that the Company is authorized to issue from 50,000,000 to 60,000,000, to be implemented at the discretion of the Company’s board of directors at any time prior to the Company’s next annual meeting in 2008, without further approval or authorization of the Company’s shareholders, by a vote of 17,628,568 shares voted for, 305,295 shares voted against and 4,532 shares abstaining.

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

PRECISION OPTICS CORPORATION, INC.

Date: February 14, 2008	By:	/s/ Richard E. Forkey
Richard E. Forkey
Chief Executive Officer (Principal Executive Officer)

By:	/s/ Michael T. Pieniazek
Michael T. Pieniazek
Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit 31.1 -	Certification of the Company’s Chief Executive Officer required by Rule 13a-14(a)/15d-14(a)

Exhibit 31.2 -	Certification of the Company’s Chief Financial Officer required by Rule 13a-14(a)/15d-14(a)

Exhibit 32.1 -	Certifications of the Company’s Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) and 18 U.S.C. 1350