Form 10QSB
period 2008-03-31
PRECISION OPTICS CORPORATION INC
filed 2008-05-15
CIK 867840

FORM 10-QSB

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Yes ☐ No ☒

The number of shares outstanding of issuer's common stock, par value $.01 per share, at May 8, 2008 was 25,458,212 shares.

Transitional Small Business Disclosure Format (check one):

Yes ☐ No ☒

Item 1

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2008	June 30, 2007
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$234,562	$840,179
Accounts Receivable, net	430,657	801,206
Inventories, net	623,095	904,736
Prepaid Expenses	61,516	53,039
Total Current Assets	1,349,830	2,599,160
PROPERTY AND EQUIPMENT
Machinery and Equipment	2,338,903	3,559,384
Leasehold Improvements	553,595	553,596
Furniture and Fixtures	149,738	150,603
Vehicles	42,343	42,343
	3,084,579	4,305,926

Less: Accumulated Depreciation	(2,922,616)	(4,148,239)
Net Property and Equipment	161,963	157,687
OTHER ASSETS
Cash surrender value of life insurance policies	5,465	4,438
Patents, net	207,984	274,312
Total Other Assets	213,449	278,750
TOTAL ASSETS	$1,725,242	$3,035,597

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts Payable	$296,754	$343,730
Accrued Employee Compensation	208,049	270,437
Accrued Professional Services	68,985	75,616
Accrued Warranty Expense	25,000	25,000
Other Accrued Liabilities	13,833	3,604
Total Current Liabilities	612,621	718,387
STOCKHOLDERS' EQUITY
Common Stock, $0.01 par value -
Authorized - 50,000,000 shares
Issued and Outstanding - 25,458,212 shares at March 31, 2008 and at June 30, 2007	254,582	254,582
Additional Paid-in Capital	37,281,894	37,197,015
Accumulated Deficit	(36,423,855)	(35,134,387)
Total Stockholders' Equity	1,112,621	2,317,210

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,725,242	$3,035,597

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED
MARCH 31, 2008 AND 2007
(UNAUDITED)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2008	2007	2008	2007
Revenues	$643,040	$467,199	$2,324,402	$1,365,636

Cost of Goods Sold	478,495	419,849	1,763,537	1,119,749
Gross Profit	164,545	47,350	560,865	245,887

Research and Development Expenses, net	114,770	323,410	659,165	966,887

Selling, General and Administrative Expenses	390,917	581,222	1,410,941	1,610,238

Gain on Sale of Product Line	(210,549)	-	(210,549)	-
Total Operating Expenses	295,138	904,632	1,859,557	2,577,125

Operating Loss	(130,593)	(857,282)	(1,298,692)	(2,331,238)

Interest Income	1,433	13,371	9,224	35,965

Net Loss	$(129,160)	$(843,911)	$(1,289,468)	$(2,295,273)

Loss Per Share - Basic and Diluted	$(0.01)	$(0.04)	$(0.05)	$(0.13)

Weighted Average Common Shares Outstanding - Basic and Diluted	25,458,212	22,124,879	25,458,212	17,680,434

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED
MARCH 31, 2008 AND 2007
(UNAUDITED)

	Nine Months Ended March 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(1,289,468)	$(2,295,273)
Adjustments to Reconcile Net Loss to Net Cash
Used In Operating Activities - Depreciation and Amortization	135,269	83,399
Gain on Sale of Product Line	(210,549)	-
Stock-based compensation expense	84,880	152,048
Changes in Operating Assets and Liabilities - Accounts Receivable, net	370,549	173,450
Inventories	261,536	(551,189)
Prepaid Expenses	(8,477)	(34,689)
Accounts Payable	(46,976)	402,564
Other Accrued Expenses	(58,790)	(33,218)
Net Cash Used In Operating Activities	(762,026)	(2,102,908)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of Property and Equipment	(44,986)	(121,342)
Proceeds from Sale of Product Line	250,000	-
Product Line Sale Costs	(19,051)	-
Increase in Other Assets	(29,554)	(71,235)
Net Cash Used In Investing Activities	156,409	(192,577)

CASH FLOWS FROM FINANCING ACTIVITIES:
Gross Proceeds from Private Placement	-	2,500,000
Payment of Offering Costs	-	(123,784)
Net Cash Used In Financing Activities	-	2,376,216

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(605,617)	80,731
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	840,179	2,030,428

CASH AND CASH EQUIVALENTS, END OF PERIOD	$234,562	$2,111,159

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash Paid for-
Income Taxes	$912	$912
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Net book value of equipment sold as part of sale of product line	$295	$-

Cost of inventory sold as part of product line disposal	$20,105	$-

PRECISION OPTICS CORPORATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2008

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Operations

The accompanying consolidated financial statements include the accounts of Precision Optics Corporation, Inc. (the “Company”) and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

These consolidated financial statements have been prepared by the Company, without audit, and reflect normal recurring adjustments which, in the opinion of management, are necessary for a fair statement of the results of the third quarter and the first nine months of the Company's fiscal year 2008. These consolidated financial statements do not include all disclosures associated with annual consolidated financial statements and, accordingly, should be read in conjunction with footnotes contained in the Company's consolidated financial statements for the year ended June 30, 2007 together with the Report of Independent Registered Public Accounting Firm filed under cover of the Company's 2007 Annual Report on Form 10-KSB.

The Company has sustained recurring net losses and negative cash flows from operations for several years. During the year ended June 30, 2007, the Company incurred a net loss of $2,889,829 and used cash in operations of $3,334,918. During the first nine months of fiscal year 2008, the Company incurred a net loss of $1,289,468 and used cash in operations of $762,026. As of March 31, 2008, cash and cash equivalents were $234,562, accounts receivable were $430,657 and current liabilities were $612,621, resulting in a net liquid asset amount of $52,598. Due to the current financial condition of the Company and the expectation of future continued quarterly operating losses during fiscal 2008, management is currently investigating and evaluating alternatives for raising additional capital as soon as possible. The Company believes that it does not have sufficient working capital to fund its short-term or long-term cash needs. While the Company continues to seek to obtain the capital necessary to continue ongoing operations, there can be no assurance that the Company will be able to raise additional capital on acceptable terms or at all. These matters raise substantial doubt about the Company’s ability to continue its operations as a going concern. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

In an effort to decrease operating expenses, the Company has implemented cost containment plans including work force reductions, deferring of certain development initiatives, increasing reimbursements from customers for product development activities and focusing on a limited number of products and technologies expected to provide near term revenues. The Company will continue its review of other expense areas to determine where additional reductions in discretionary spending can be achieved. As part of a major initiative to concentrate resources on the Company’s medical visualization business, the Company sold its custom optical thin film product line in the third quarter of fiscal 2008, which resulted in gross proceeds to the Company of $250,000 and provides for the Company to receive a royalty of 25% of revenues exceeding $300,000 annually from the purchased customer list for a three year period. The Company recognized a gain of $210,549 from the sale of the product line. Going forward, there can be no assurance that the Company's operating plans will be successful or that the Company will be successful in obtaining the capital necessary to continue ongoing operations. If the Company is unable to raise sufficient working capital by the end of fiscal year 2008, some or all of its operations will have to be shut down.

The Company has incurred quarter to quarter operating losses in connection with its recent efforts to develop current products including endoscopes, image couplers, beamsplitters, thin film coatings, night vision and micro-optic lenses, prisms and assemblies for various applications and utilizing a number of proprietary and patent-pending technologies including Lenslock TM   endoscope and micro-precision TM lens technologies. Management expects that such operating losses will continue through fiscal year 2008. Management also believes, however, that, except for thin film coatings, the opportunities represented by these products have the potential to generate sales increases. The Company expects its recent pattern of quarter-to-quarter revenue fluctuations to continue, due to the uncertain timing of individual orders and their size in relation to total revenues.

As of March 31, 2008 the Company had 19 full-time employees.

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

Loss Per Share

Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. For the three and nine months ended March 31, 2008 and 2007, the effect of stock options and warrants was antidilutive; therefore, they were not included in the computation of diluted loss per share. The number of shares issuable upon the exercise of outstanding stock options and warrants that were excluded from the computation as their effect would be antidilutive were approximately 12,467,832 and 12,532,583 for the three months ended March 31, 2008 and 2007, respectively.

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

2. INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

	March 31, 2008	June 30, 2007
Raw Materials	$320,510	$511,588
Work-In-Progress	219,839	349,936
Finished Goods	82,746	43,212
Total Inventories	$623,095	$904,736

3.   STOCK-BASED COMPENSATION

On July 1, 2006, the Company adopted SFAS No. 123(R), Accounting for Stock-Based Compensation (“SFAS 123(R)”), which requires the measurement and recognition of all compensation costs for all stock based awards made to employees and the Board of Directors based upon fair value over the requisite service period for awards expected to vest. Prior to adoption, the Company accounted for stock options under the intrinsic value method set in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees , and related interpretations, and provided the required pro forma disclosures prescribed by SFAS No. 123, Accounting for Share-based Compensation (“SFAS No. 123”), as amended.

SFAS 123(R) requires the Company to estimate the fair value of share-based awards on the date of grant using an option pricing model. The Company adopted SFAS 123(R) using the modified prospective transition method which required the application of the accounting standard starting July 1, 2006, the first day of the Company’s fiscal year 2007.

Stock-based compensation costs recognized during the three and nine month periods ended March 31, 2008 amounted to $23,142 and $84,880, respectively and for the three and nine month periods ended March 31, 2007 amounted to $42,789 and $152,048, respectively and are included in the accompanying consolidated statements of operations. No compensation has been capitalized because such amounts would have been immaterial. There was no net income tax benefit recognized related to such compensation for the three month periods ended March 31, 2008 and 2007, as the Company is currently in a loss position. Total amount of options granted during the three and nine month periods ended March 31, 2008 were -0- and 30,000, respectively.

As of March 31, 2008, the unrecognized compensation costs related to options vesting will be primarily recognized over a period of approximately 4 years:

OPTIONS	2008	2009	2010	2011	Total

Compensation Expense	$23,142	$80,906	$17,905	$17,905	$139,858

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

	Nine Months Ended
	March 31, 2008	March 31, 2007
Assumptions:
Option life	5.3 years	5.3 years
Risk-free interest rate	4.84%	5.00%
Stock volatility	147%	108%
Dividend yield	-0-	-0-
Weighted average fair value of grants	$0.31	$0.22

Stock Option and Other Compensation Plans:

The type of share-based payments currently utilized by the Company is stock options.

The Company has various stock option and other compensation plans for directors, officers, and employees. The Company has the following stock option plans outstanding as of March 31, 2008: Amended and Restated 1997 Incentive Plan and the 2006 Equity Incentive Plan. Vesting periods are at the discretion of the Board of Directors and typically average five years. Options under these plans are granted at fair market value and have a term of ten years from the date of grant.

During fiscal 2007, the stockholders approved an equity incentive plan (the “2006 Incentive Plan”), which provides eligible participants (certain employees, directors, consultants, etc.) the opportunity to receive a broad variety of equity based and cash awards. Options granted vest and are exercisable for periods determined by the Board of Directors, not to exceed 10 years from the date of grant. A total of 3,497,438 shares of common stock have been reserved for issuance under the 2006 Incentive Plan. At March 31, 2008, a total of 70,000 stock options are outstanding and 3,427,438 shares of common stock were available for future grants under the 2006 Incentive Plan.

During fiscal 1998, the stockholders approved an incentive plan (the “1997 Incentive Plan”), which provided eligible participants (certain employees, directors, consultants, etc.) the opportunity to receive a broad variety of equity based and cash awards. Options granted vest and are exercisable for periods determined by the Board of Directors, not to exceed 10 years from the date of grant. Options for a total of 2,397,832 shares of common stock are outstanding at March 31, 2008 under the 1997 Incentive Plan, as amended and restated in fiscal year 2006. Prior to the adoption of the 2006 Incentive Plan, 225,000 stock options were granted in fiscal year 2007 under the 1997 Incentive Plan. Upon the adoption of the 2006 Incentive Plan, no new awards were granted under the 1997 Incentive Plan. No shares are available for future grants under the 1997 Incentive Plan.

The following tables summarize stock option activity during the first nine months of fiscal year 2008:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Life

Outstanding at June 30, 2007	2,532,583	$0.62
Grants	30,000	0.31
Exercises	-
Cancellations	94,751	0.34
Outstanding at March 31, 2008	2,467,832	$0.63	$7.82 years

Information related to the stock options outstanding as of March 31, 2008 is as follows:

Range of Exercise Prices	Number of Shares	Weighted-Average Remaining Contractual Life (years)	Weighted-Average Exercise Price	Exercisable Number of Shares	Exercisable Weighted-Average Exercise Price
$.25	165,000	8.51	$0.25	81,668	$0.25
$.30	20,000	8.40	0.30	20,000	0.30
$.31	30,000	9.67	0.31	30,000	0.31
$0.46	20,000	7.67	0.46	20,000	0.46
$0.55	1,298,832	8.11	0.55	751,600	0.55
$0.83	934,000	7.21	0.83	934,000	0.83
$0.25-$0.83	2,467,832	7.82	$0.63	1,837,268	$0.67

The aggregate intrinsic value of the Company’s “in-the-money” outstanding and exercisable options as of June 30, 2007 was $19,000 and $5,000, respectively, and as of March 31, 2008 was $0 and $0, respectively.

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

According to Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, the Performance Options and Repriced Options were subject to variable accounting until the awards are exercised, forfeited, or expire unexercised, which includes periodic measurement of compensation expense based on the intrinsic value of the options. The compensation cost, if any, was recognized and adjusted quarterly for vested options or ratably over the vesting period for unvested options. No compensation expense related to these stock options was reflected in the net loss for the quarter ended June 30, 2006 as all options granted had an exercise price greater than the market value of the underlying common stock as of June 30, 2006. Upon the adoption of SFAS No. 123(R) by the Company on July 1, 2006, these options were no longer subject to variable accounting.  Compensation related to these options is included in the amounts disclosed above for the three and nine month periods ended March 31, 2008 and 2007.

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

5.   SALE OF PRODUCT LINE

On January 18, 2008, the Company entered into an Asset Purchase Agreement for the sale of its custom optical thin film product line and completed the sale on the same date. The assets sold include equipment, certain inventory, intellectual property, and a customer list. The purchase price was $250,000, and the Company will also receive a royalty of 25% of revenues exceeding $300,000 annually from the purchased customer list for a three year period. The Company recognized a gain of $210,549 from the sale of the product line, recorded in the quarter ended March 31, 2008.

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

Overview

The Company, a developer and manufacturer of advanced optical instruments since 1982, designs and produces high-quality micro-optics, medical instruments, and other advanced optical systems. The Company’s medical instrumentation line includes laparoscopes, arthroscopes and endocouplers and a world-class product line of 3-D endoscopes for use in minimally invasive surgical procedures.

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

The areas in which the Company does business are highly competitive and include both foreign and domestic competitors. Many of the Company’s competitors are larger and have substantially greater resources than the Company. Furthermore, other domestic or foreign companies with greater financial resources than the Company may seek to produce products or services that compete with those of the Company. The Company routinely outsources specialized production efforts as required, both domestic and off-shore, to obtain the most cost effective production. Over the years, the Company has achieved extensive experience with other optical specialists worldwide.

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

Stock-Based Compensation

On July 1, 2006, the Company adopted SFAS No. 123(R) Accounting for Stock-Based Compensation (“SFAS No. 123(R)”), which requires the measurement and recognition of all compensation costs for all stock based awards made to employees and the Board of Directors based upon fair value over the requisite service period for awards expected to vest. Prior to adoption, the Company accounted for stock options under the intrinsic value method set in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees , and related interpretations, and provided the required pro forma disclosures prescribed by SFAS No. 123, Accounting for Share-based Compensation (“SFAS No. 123”), as amended.

SFAS 123(R) requires the Company to estimate the fair value of share-based awards on the date of grant using an option pricing model. The Company adopted SFAS 123(R) using the modified prospective transition method which required the application of the accounting standard starting July 1, 2006.

Results of Operations

Total revenues for the quarter ended March 31, 2008 (the third quarter of fiscal year 2008) were $643,040, an increase of $175,841, or 38%, from the same period in the prior year. Total revenues for the nine months ended March 31, 2008 were $2,324,402, an increase of $958,766, or 70%, from the same period in the prior year. The increase for the three month period ended March 31, 2008 was due primarily to increased shipments of existing products to current customers along with the introduction of new products to current customers. The increase for the nine month period ended March 31, 2008 was due principally to shipments to a significant new customer of an advanced surgical visualization system, along with the introduction of other new products and new customers for existing products. The advanced surgical visualization system relied heavily on the Company’s experience and proprietary technology in the area of medical optics systems, specifically in the area of advanced optical endoscopic instrumentation.

Revenues from the Company’s largest customers, as a percentage of total revenues, for the nine months ended March 31, 2008 and 2007, were as follows:

	2008	2007
Customer A	27%	29%
Customer B	18	13
Customer C	10	-
All Others	45	58
	100%	100%

No other customer accounted for more than 10% of the Company’s revenues during those periods.

At March 31, 2008, receivables from the Company’s three largest customers were approximately 24%, 14% and 10%, respectively, of the total net accounts receivable. At June 30, 2007, receivables from the Company’s largest customer were 61% of the total net accounts receivable. No other customer accounted for more than 10% of the Company’s receivables as of March 31, 2008 and June 30, 2007.

Gross profit for the quarter ended March 31, 2008 reflected a favorable change of $117,195 compared to the quarter ended March 31, 2007. Gross profit as a percentage of revenues increased from 10% for the quarter ended March 31, 2007 to 26% for the quarter ended March 31, 2008. This favorable change was primarily the result of not having the start-up costs related to the initial production of a new advanced surgical visualization system, which were incurred in the quarter ended March 31, 2007, as well as increased efficiencies of manufacturing operations. Gross profit for the nine months ended March 31, 2008 reflected a favorable change of $314,978 compared to the nine months ended March 31, 2007. Gross profit as a percentage of revenues increased from 18% for the nine months ended March 31, 2007 to a gross profit of 24% for the nine months ended March 31, 2008.

Research and development expenses, net, were $114,770 for the quarter ended March 31, 2008, compared to $323,410 for the same period in the prior fiscal year. Research and development expenses, net, were $659,165 for the nine months ended March 31, 2008, compared to $966,887 for the same period in the prior fiscal year. The decrease was due primarily to the recent implementation of certain cost containment plans including work force reductions, deferring certain development initiatives, increasing reimbursements from customers for product development activities and focusing on a limited number of products and technologies expected to provide near term revenues. Quarterly research and development expenses depend on the Company’s assessment of new product opportunities and available resources. Research and development expenses were net of reimbursement of related costs of $78,165 and $35,680 during the quarters ended March 31, 2008 and 2007, respectively.

Selling, general and administrative expenses decreased by $190,305 for the quarter ended March 31, 2008 compared to the same period in the prior fiscal year. Selling, general and administrative expenses decreased by $199,297 for the nine months ended March 31, 2008 compared to the same period in the prior fiscal year. The decrease was primarily attributable to the recent implementation of certain cost containment plans including work force reductions.

Interest income decreased by $11,938, or 89%, for the quarter ended March 31, 2008 and by approximately $26,741, or 74%, for the nine months ended March 31, 2008 compared to the corresponding periods in the prior fiscal year. The decrease was due to a lower base of cash and cash equivalents partially offset by higher interest rates.

Operating loss, excluding the effect of the gain on sale of product line, for the three and nine months ended March 31, 2008 reflected a favorable change of $516,140 and $821,997, respectively compared to the three and nine months ended March 31, 2007, respectively. Operating loss, excluding the effect of the gain on sale of product line, as a percentage of revenues decreased to 53% and 65% for the three and nine months ended March 31, 2008, respectively from 183% and 171% for the three and nine months ended March 31, 2007, respectively. This favorable change is primarily the result of the Company’s recent efforts to decrease operating expenses through the implementation of its cost containment plans, including work force reductions, deferring of certain development initiatives, increasing reimbursements from customers for product development activities and focusing on a limited number of products and technologies expected to provide near term revenues.

No income tax provision was recorded in the third quarter of fiscal year 2008 or 2007 because of the losses generated in those periods.

Liquidity and Capital Resources

The Company competes in highly technical, very competitive, and in most cases, price driven segments of the medical instrument market place where products can take years to develop and introduce to distributors and end users. Furthermore, research and development, manufacturing, marketing and distribution activities are strictly regulated by the FDA, ISO and other regulatory bodies that, while intended to enhance the ultimate quality and functionality of products produced, can contribute to the significant cost and time needed to maintain existing products and develop and introduce product enhancements and new product innovations.

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

The Company has incurred operating losses in connection with its recent efforts to develop new technologies and associated products, including patent pending Lenslock™ endoscopes, and Microprecision™ optics and assemblies, as well as new, proprietary, thin film coatings and night vision lenses. Management expects that such operating losses will continue through fiscal year 2008. Management also believes, however, that, except for thin film coatings, the opportunities represented by these products, particularly in the area of medical visualization, have the potential to generate sales increases.

As of March 31, 2008, cash and cash equivalents were $234,562, accounts receivable were $430,657 and current liabilities were $612,621, resulting in a net liquid asset amount of $52,598. As part of a major initiative to concentrate resources on the Company’s medical visualization business, the Company sold its custom optical thin film product line in January 2008, which resulted in gross proceeds to the Company of $250,000 and provides for the Company to receive a royalty of 25% of revenues exceeding $300,000 annually from the purchased customer list for a three year period. Based on the current financial condition of the company and the expectation of future continued quarterly operating losses during fiscal 2008, management is currently investigating and evaluating alternatives for raising additional capital through private debt and equity offerings that can be completed by the end of fiscal 2008.

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

Contractual cash commitments for the fiscal years subsequent to March 31, 2008 are summarized as follows:

	2008	2009	Thereafter	Total

Operating leases	$10,114	$15,971	$9,100	$35,185

The Company generally provides a standard one-year warranty on materials and workmanship to its customers. The Company provides for estimated warranty costs at the time product revenue is recognized. Warranty costs are included as a component of cost of goods sold in the accompanying consolidated statements of operations. For the three month periods ended March 31, 2008 and 2007, warranty costs were not significant.

Trends and Uncertainties That May Affect Future Results

Operating loss, excluding the effect of the gain on sale of product line, for the quarter ended March 31, 2008 was the lowest of any quarter in the last nine years. This was due in large part to an increased emphasis on near term revenue activities as well as a number of cost containment initiatives recently implemented by the Company including work force reductions, deferring certain long-term development initiatives, increasing reimbursements from customers for product development activities and focusing on a limited number of products and technologies expected to provide near term revenues, particularly in the area of medical visualization. The Company plans to continue the cost containment measures already in place and continues its review of other expense areas to determine where additional reductions in discretionary spending can be achieved.

Revenues for the first nine months of fiscal year 2008 were the highest in seven years. This was due in large part to shipments of the advanced surgical visualization system discussed below, the design of which relies heavily on the Company’s medical optics technologies, specifically in the area of advanced medical visualization instrumentation. The Company expects its recent pattern of quarter-to-quarter revenue fluctuations to continue, due to the introductory stage of many of the Company’s recently developed products and the uncertain timing of orders from customers and their size in relation to total revenues. The Company continues to move forward with new products that incorporate recent technical innovations, in particular, a new generation of endoscopes that incorporate Lenslock TM technology (patent pending), new components and instruments utilizing the Company’s new micro-precision TM lens technology (patent pending) for optical components and endoscopes under 1 mm, new custom medical visualization products, and new night vision lenses.

Over the past few years the Company has shifted the emphasis of research and development efforts from the development of underlying technologies to market exploitation in the applications of these new technologies. These have already been realized to a degree in a number of areas. Over the past two to three years, these developments have produced revenues from new micro- precision TM lens products and new Lenslock TM endoscopes. Recent initiatives in the area of micro-precision TM lenses address specific customer opportunities in different medical specialty applications. In endoscope technologies, we continue new product offerings in our Lenslock TM product line. Since December 2005, over 370 ENT endoscopes with diameter of 2.7 mm that incorporate Lenslock TM technology have been shipped. The Company is currently launching its 4 mm Lenslock TM sinuscope, and 5 mm Lenslock TM laparoscope, and is actively pursuing development of its 4 mm Lenslock TM wide field arthroscope. All of these Lenslock TM endoscopes are expected to be in production in the near future. The Company believes that Lenslock TM technology has advantages over competitive products due to ease of manufacture and repair, superior image quality, significant cost effectiveness and quality of repair, and that further incorporating this into its endoscope product line will lead to increased sales.

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

For the quarter ended March 31, 2008, cash and cash equivalents decreased by $72,129 compared to a decrease of $233,038 for the previous quarter ended December 31, 2007 as a result of negative cash flows from operating activities offset by $250,000 in proceeds from the sale of the custom optical thin film product line in January 2008.

Capital equipment expenditures during the nine months ended March 31, 2008 were $44,986 compared to $121,342 for the same period in 2007. Future capital expenditures will depend on, first, the availability of funds, and second, on future sales and the success of ongoing research and development efforts.

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

PRECISION OPTICS CORPORATION, INC.

Date: May 15, 2008	By:	/s/ Richard E. Forkey
Richard E. Forkey
Chief Executive Officer (Principal Executive Officer)

By:	/s/ Michael T. Pieniazek
Michael T. Pieniazek
Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit 31.1 -	Certification of the Company’s Chief Executive Officer required by Rule 13a-14(a)/15d-14(a)

Exhibit 31.2 -	Certification of the Company’s Chief Financial Officer required by Rule 13a-14(a)/15d-14(a)

Exhibit 32.1 -	Certifications of the Company’s Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) and 18 U.S.C. 1350