Form 10-K
period 2008-06-30
PRECISION OPTICS CORPORATION INC
filed 2008-09-26
CIK 867840

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2008

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For transition period from         to

Commission File Number 001-10647

PRECISION OPTICS CORPORATION, INC.

(Exact name of registrant as specified in its charter)

Massachusetts	04-279-5294
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

22 East Broadway

Gardner, Massachusetts 01440

(Address of principal executive offices) (Zip Code)

(978) 630-1800

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:     None

Securities registered pursuant to Section 12(g) of the Act:  Common Stock, $0.01 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    ☐ Yes ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer (Do not check if a smaller reporting company) ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

State the aggregate market value of the voting and non-voting common equity, consisting solely of common stock, held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $989,042 (based on a total of 7,064,585 shares of the registrant’s common stock held by non-affiliates on December 31, 2007, at the closing price of $0.14 per share).

The number of shares of outstanding common stock of the registrant as of August 31, 2008 was 25,458,212.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant’s Proxy Statement for the 2008 Annual Meeting of Stockholders to be held on November 25, 2008 is incorporated by reference into Part III of this Form 10-K.

PRECISION OPTICS CORPORATION, INC.

FORM 10-K

PART I

This Annual Report contains forward-looking statements as defined under the federal securities laws. Actual results could vary materially. Factors that could cause actual results to vary materially are described herein and in other documents we file from time to time with the Securities and Exchange Commission. Although we believe expectations reflected in such forward-looking statements are reasonable based upon the assumptions in this Annual Report, they may prove to be inaccurate and consequently our actual results could differ materially from our expectations set out in this annual report.

ITEM 1.   BUSINESS.

HISTORY

We incorporated in Massachusetts in December 1982 and have been publicly-owned since November 1990. References to our Company contained herein include our two wholly-owned subsidiaries, Precise Medical, Inc. and Wood’s Precision Optics Corporation, Limited, except where the context otherwise requires.

OUR BUSINESS

We have been a developer and manufacturer of advanced optical instruments since 1982.  We design and produce high-quality medical instruments, optical thin film coatings, micro-optics with characteristic dimensions less than 1 mm and other advanced optical systems. Our medical instrumentation line includes laparoscopes, arthroscopes and endocouplers and a line of world-class 3-D endoscopes for use in minimally invasive surgical procedures. We are registered to the ISO 9001:2000, ISO 13485:2003, and Canadian Medical Devices Conformity Assessment System, or CMDCAS, Quality Standards, and comply with the FDA Good Manufacturing Practices and the European Union Medical Device Directive for CE marking of our medical products. Our website is www.poci.com. Information contained on our website does not constitute part of this annual report.

Principal Products and Services and Methods of Distribution.

Medical Products: Endoscopes and Image Couplers. We have manufactured, since 1982, medical products including endoscopes, as well as image couplers, beamsplitters and adapters, all of which are used as accessories to endoscopes. We have developed and sold endoscopes incorporating various optical technologies for use in a variety of minimally invasive surgical and diagnostic procedures. Our current line of specialized endoscopes include arthroscopes, which are used in joint surgery, laryngoscopes, which are used in the diagnosis of diseases of the larynx, laparoscopes, which are used in abdominal surgery, ENT scopes, which are used for ear, nose and throat procedures, and stereo endoscopes and cameras, which are used in cardiac and general surgery and enable surgeons to visualize the surgical field in 3-D imagery.

We produce autoclavable endoscopes for various applications, which are CE mark certified for European use, and have been designed and tested to withstand sterilization by autoclave which is sterilization in a superheated steam under pressure, as well as all other commonly used medical sterilization means. The major benefits of instruments that can be autoclaved include increased patient safety, quick turnaround, and elimination of hazardous sterilant and by-product materials, all of which provide increased value to the user compared to alternative sterilization methods.

Since 1985, we developed, manufactured and sold a proprietary product line of instrumentation to couple endoscopes to video cameras. Included in this product line are imaging couplers. For example, the Series 200 Parfocal Zoom Couplers and the Series 950 Universal Couplers, which physically connect the endoscope to a video camera system and transmit the image viewed through the scope to the video camera. Our Series 800 Beamsplitters perform the same function while preserving for the viewer an eye port for direct, simultaneous viewing through the endoscope. These devices are sold primarily to endoscope and video camera manufacturers and suppliers for resale under our customers’ names. All of the image couplers and beamsplitters that we manufacture are approved for surgery-approved sterilization. We believe we are one of only a few manufacturers of autoclavable image couplers worldwide.

Medical Products: Next Generation Lenslock TM Endoscopes. We continue to develop and ship our next generation endoscopes that incorporate our leading proprietary Lenslock TM technology (patent pending). Since December 2005, we have shipped over 400 ENT endoscopes with diameter of 2.7 mm that incorporate Lenslock TM technology. We recently completed prototypes of our 4 mm Lenslock TM sinuscope, and 5 mm Lenslock TM laproscope, and are actively pursuing development of our new 4 mm Lenslock TM wide field arthroscope. We believe that Lenslock TM technology has advantages over competitive products due to ease of manufacture and repair, superior image quality, significant cost effectiveness and quality of repair and that further incorporating this into our endoscope product line could lead to increased sales of this product.

Medical Products: Sub-millimeter optics & endoscopes. Utilizing recently developed proprietary techniques, including patent pending micro-precision TM lens fabrication technology, we design and manufacture ultra-small lenses, prisms and assemblies with sizes as small as 0.2 mm. Assemblies range in complexity from the combination of two lens elements to entire imaging systems utilizing multiple micro-optical elements in combination with larger, conventional optics. Developments in medical procedures requiring minimally invasive visualization in very small spaces, in such specialties as spinal surgery, neurosurgery, cardiothoracic surgery, cardiology and pulmonology, have led to products requiring lenses and endoscopes as small as 0.2 millimeters in diameter. Utilizing our proprietary technology, we currently manufacture a number of products with length and/or diameter less than 1 mm and are actively expanding our product line in this area.

Medical Products: Custom design & device production. We design prototypes and manufacture custom optical medical products to satisfy our customers’ specific requirements. During fiscal year 2007, we completed development and began shipments of an advanced surgical visualization system to a significant new customer. We have received initial follow-on orders for delivery in fiscal year 2009.  The size and extent of future follow-on orders will depend on market acceptance and other considerations.

Industrial Products. In addition to our medical products, we also sell components and assemblies such as image couplers and beamsplitters specially designed for industrial use, including the video-monitored examination of a variety of industrial cavities and interiors, as well as specialized borescopes for industrial applications. Utilizing micro-precision TM technology, we also design and manufacture sub-millimeter optical components and assemblies for industrial use.

Night Vision Optics. We continue to pursue a partnership effort for the proprietary development of a new class of color night vision devices including a new patent-pending eyepiece lens. With a second round of prototypes nearing completion, it is expected that the product incorporating our new night vision lenses will be evaluated by the U.S. government in the near future. We cannot control the timing of current evaluations and cannot therefore predict when, if ever, these night vision lenses might begin to generate revenue.

Optical System Design and Development Services. We are able to provide customers with advanced lens design, imaging analysis, optical system design, structural design and analysis, prototype production and evaluation, optics testing, and optical system assembly. Some of our efforts have led to optical system production business for our Company, and we believe our prototype development service may lead to new product production from time to time.

Competition and Markets.

We sell our products in a highly competitive market and we compete for business with both foreign and domestic manufacturers. Many of our current competitors are larger and have substantially greater resources than we do. In addition, there is an ongoing risk that other domestic or foreign companies who do not currently service or manufacture products for our target markets, some with greater experience in the optics industry and greater financial resources than we have, may seek to produce products or services that compete directly with ours.

We believe that competition for sales of our medical products and services, which have been principally sold to medical device companies who incorporate our products into their systems, is based on performance and other technical features, as well as other factors, such as scheduling and reliability, in addition to competitive pricing. We market and sell our endoscopes to customers for incorporation into their own product lines and for resale under their own name. A number of domestic and foreign competitors also sell endoscopes to to these customers and our share of the endoscope market is nominal. We believe that, while our resources are substantially more limited than those of our competitors, we can compete successfully in this market on the basis of product quality, price, delivery and innovation.

We currently sell our image couplers, beamsplitters and adapters to a market that consists of approximately 30 to 35 potential customers who manufacture and sell video cameras, endoscopes and video-endoscopy systems. In the past, we have been successful in marketing and selling our products to approximately two-thirds of these customers, and currently estimate that we maintain approximately 20% to 30% of the market share in these products. We plan to continue to focus our sales and marketing efforts in this area, and to work to increase our market share. However, a challenge we face is customers’ own in-house capabilities to manufacture such products.  We estimate that approximately 50% of the market demand for image couplers, beamsplitters and adapters is met by these “captive” facilities. In general, and despite in-house capacity, we believe that many customers continue to purchase products from us in order to devote their own technical resources to their primary products, such as cameras or endoscopes.

Marketing.

In May 2006, we initiated efforts to update our sales and marketing activities.  As part of these efforts, we generated new marketing materials for recently developed products, including a newly designed website, www.poci.com.  Since initiating these efforts, we have taken a much more comprehensive view of trade show opportunities, targeting those with specific relevance to recently developed products. Coupled with the recently renewed efforts for select key trade show attendance by our Chief Scientific Officer as well as our overall sales and marketing staff, we believe we have a greater opportunity to reach and follow up a broader customer base than we have previously been able to achieve. These efforts have contributed to recent year-over-year revenue increases, and continue to generate prospects for our leading technologies including, Lenslock TM, micro-precision TM, and custom applications of our core optical capabilities. This includes renewed interest in some of our well-developed products such as our “classic” autoclavable endoscopes and endocouplers, as well as new applications with our micro (fiberoptic) endoscopes.

International Business.

We have had negligible direct export sales to date. However, our medical products have received the CE Mark Certification, which permits sales into the European marketplace. We may establish or use production facilities overseas to produce key components for our business, such as lenses. Since the 1990s we have maintained a Hong Kong subsidiary to support business and quality control activities as required throughout Asia. We believe that the cost savings from such production may be essential to our ability to compete on a price basis in the medical products area particularly and to our profitability generally.

Research and Development.

We believe that our future success depends to a large degree on our ability to continue to conceive and develop new optical products and services to enhance the performance characteristics and methods of manufacture of existing products. Accordingly, we expect to continue to seek to obtain product-related design and development contracts with customers and to invest our own funds on research and development. We spent $757,852 and $1,312,240 of our own funds, net of reimbursements, during fiscal years 2008 and 2007, respectively, on research and development.

We are currently incorporating our Lenslock TM technology (patent pending) into our line of endoscopes. This proprietary technology ensures lower cost, easier reparability and enhanced durability. We are also aggressively pursuing the design, development and manufacture of ultra-small instruments, some with lenses less than one millimeter in diameter, utilizing its micro-precision TM lens technology (patent pending).

Raw Materials and Principal Suppliers.

The basic raw material of the majority of our product line is precision grade optical glass, which we obtain from a few suppliers, principally Schott and Ohara. For optical thin film coatings, the basic raw materials we utilize are metals and dielectric compounds, which we obtain from a variety of chemical suppliers. Certain of the thin film coatings utilized in our products are currently procured from an outside supplier, but most thin film coatings are produced in-house. We believe that our demand for these raw materials and thin film coating services is small relative to the total supply, and that the materials and services required for the production of our products are currently available in sufficient production quantities and will be available for fiscal year 2009. We believe, however, that there are relatively few suppliers of the high quality lenses and prisms, which our endoscopes require. In response, we have established our own optical shop for producing ultra-high quality prisms, micro-optics and other specialized optics for a variety of medical and industrial applications.

Patents and Trademarks.

We rely, in part, upon patents, trade secrets and proprietary knowledge as well as personnel policies and employee confidentiality agreements concerning inventions and other creative efforts to develop and to maintain our competitive position. We do not believe that our business is dependent upon any patent, patent pending or license, although we believe that trade secrets and confidential know-how may be important to our scientific and commercial success.

We plan to file for patents, copyrights and trademarks in the United States and in appropriate countries to protect our intellectual property rights to the extent practicable. We hold the rights to several United States and foreign patents and have several patent applications pending, including those for our new generation of 3-D endoscopes, our Lenslock TM endoscope technology and our innovative micro-precision TM lens technology. These patents have expiration dates ranging from June 2009 to June 2028.  We know of no infringements of our patents. We plan to protect our patents from infringement in each instance where we determine that doing so would be economical in light of the expense involved and the level and availability of our financial resources. While we believe that our pending applications relate to patentable devices or concepts, there can be no assurance that patents will be issued or that any patents issued can be successfully defended or will effectively limit the development of competitive products and services.

Employees.

As of June 30, 2008, we had 17 full-time employees and 7 part-time employees. There were 13 employees in manufacturing, 6 in engineering/research and development, 1 in sales and marketing and 4 in finance and administration.  We are not a party to any collective bargaining agreements.  We believe our relations with our employees are good.

Customers.

Revenues from our largest customers, as a percentage of total revenues, for fiscal years 2008 and 2007 were as follows:

	2008	2007
Customer A	25%	27%
Customer B	20	22
Customer C	11	10
All Others	44	41
	100%	100%

No other customer accounted for more than 10% of our revenues in fiscal years 2008 and 2007. At June 30, 2008, receivables from our largest customers were 27%, 25% and 17% of the total accounts receivable.

Environmental Matters.

Our operations are subject to a variety of federal, state and local laws and regulations relating to the discharge of materials into the environment or otherwise relative to the protection of the environment. From time to time we use a small amount of hazardous materials in our operations. We believe that we comply with all applicable environmental laws and regulations.

Government Regulations on the Business.

Domestic Regulation. We currently develop, manufacture and sell several medical products, the marketing of which is subject to governmental regulation in the United States. Medical devices are regulated in the United States by the Food and Drug Administration, or FDA, and, in some cases, by certain state agencies. The FDA regulates the research, testing, manufacture, safety, effectiveness, labeling, promotion and distribution of medical devices in the United States. Generally, medical devices require clearance or approval prior to commercial distribution. Additionally, certain material changes to, and changes in intended use of, medical devices also are subject to FDA review and clearance or approval. Non-compliance with applicable requirements can result in failure of the FDA to grant pre-market clearance or approval, withdrawal or suspension of approval, suspension of production, or the imposition of various other penalties.

We notified the FDA of our intent to market our endoscopes, image couplers, beamsplitters, adapters and video ophthalmoscopes, and the FDA has determined that we may market such devices, subject to the general controls provisions of the Food, Drug and Cosmetic Act. This FDA permission was obtained without the need to undergo a lengthy and expensive approval process due to the FDA’s determination that such devices meet the regulatory standard of being substantially equivalent to an existing approved device.

In the future, we plan to market additional endoscopes and related medical products that may require the FDA’s permission to market such products. We may also develop additional products or seek to sell some of our current or future medical products in a manner that requires us to obtain the permission of the FDA to market such products, as well as the regulatory approval or license of other federal, state and local agencies or similar agencies in other countries. The FDA has authority to conduct detailed inspections of manufacturing plants in order to assure that “good manufacturing practices” are being followed in the manufacture of medical devices, to require periodic reporting of product defects to the FDA and to prohibit the sale of devices which do not comply with law.

Foreign Requirements. Sales of medical device products outside the United States are subject to foreign regulatory requirements that may vary from country to country. Our failure to comply with foreign regulatory requirements would jeopardize our ability to market our products in foreign jurisdictions. The regulatory environment in the European Union for medical device products differs from that in the United States. Medical devices sold in the European Economic Area must bear the CE mark. Devices are classified by manufacturers according to the risks they represent, with a classification of Class III representing the highest risk devices and Class I representing the lowest risk devices. Once a device has been classified, the manufacturer can follow one of a series of conformity assessment routes, typically through a registered quality system, and demonstrate compliance to a “European Notified Body.” The CE mark may then be applied to the device. Maintenance of the system is ensured through annual on-site audits by the notified body and a post-market surveillance system requiring the manufacturer to submit serious complaints to the appropriate governmental authority. All of our medical products are CE mark certified.

ITEM 1A.  RISK FACTORS.

An investment in our common stock involves a substantial degree of risk.  Before making an investment decision, you should give careful consideration to the following risk factors in addition to the other information contained in this annual report.  The following risk factors, however, may not reflect all of the risks associated with our business or an investment in our common stock.  You should invest in our Company only if you can afford to lose your entire investment.

RISKS RELATED TO OUR BUSINESS

Our quarterly financial results depend on a large number of factors and therefore may vary quarter to quarter, As a result, we cannot predict with a high degree of certainty our operating results in any particular fiscal quarter.

Our quarterly operating results may vary significantly depending upon factors such as:

•                                         the timing of completion of significant orders;

•                                         the timing and amount of our research and development expenditures;

•                                         the costs of initial product production in connection with new products;

•                                         the timing of new product introductions – both by us and by our competitors;

•                                         the timing and level of market acceptance of new products or enhanced versions of our existing products;

•                                         our ability to retain existing customers and customers’ continued demand for our products and services;

•                                         our customers’ inventory levels, and levels of demand for our customers’ products and services; and

•                                         competitive pricing pressures.

We cannot be certain whether we will be able to grow or sustain revenues or achieve or maintain profitability on a quarterly or annual basis or that levels of revenue and/or profitability may not vary from one such period to another.

Our independent auditors have issued a going concern opinion and, if we do not generate enough cash from operations to sustain our business, we may have to liquidate assets or curtail our operations.

The accompanying financial statements have been prepared assuming we will continue as a going concern.  During the years ended June 30, 2008 and 2007, we incurred net losses of $1,623,354 and $2,889,829, respectively.  Our auditors have issued a going concern qualification in their opinion related to our financial statements issued with this 2008 annual report on Form 10-K.  This opinion is based upon our history of operating losses, negative cash flows from operations, and our cash position as of June 30, 2008.

Conditions exist which raise substantial doubt about our ability to continue as a going concern.  Our ability to continue as a going concern is dependent upon our ability to generate sufficient cash flows to meet our obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain profitable operations.  However, we may not be able to obtain additional financing or achieve profitable operations or sufficient cash flows in the future.

Our existing and future debt obligations could impair our liquidity and financial condition.

As of June 30, 2008, we had outstanding notes payable of $600,000, and we may incur additional debt in the future to fund all or part of our capital requirements.  Effective June 25, 2008, we completed a financing whereby we issued 10% senior secured convertible notes and warrants.  Our outstanding debt and future debt obligations could impair our liquidity and could:

•                 make it more difficult for us to satisfy our other obligations;

•                 require us to dedicate a substantial portion of any cash flow we may generate to payments on our debt obligations, which would reduce the availability of our cash flow to fund working capital, capital expenditures and other corporate requirements;

•                 impede us from obtaining additional financing in the future for working capital, capital expenditures, acquisitions and general corporate purposes; and

•                 make us more vulnerable in the event of a downturn in our business prospects and limit our flexibility to plan for, or react to, changes in our industry.

If we were to fail in the future to make any required payment under agreements governing indebtedness, or equity issues, or fail to comply with the financial and operating covenants contained in those agreements, we would be in default in regards to that financing transaction.  A debt default could significantly diminish the market value and marketability of our common stock.  Our lenders would have the ability to require that we immediately pay all outstanding indebtedness, and we might not have sufficient assets to satisfy their demands.  In this event, we may be forced to seek protection under bankruptcy laws, which could harm our future operations and overall financial condition.

We rely on a small number of customers and cannot be certain they will consistently purchase our products in the future.

In the fiscal year ended June 30, 2008, our three largest customers represented approximately 25%, 20% and 11%, respectively, of our total revenues. In the fiscal year ended June 30, 2007, our three largest customers represented approximately 27%, 22% and 10%, respectively, of our total revenues. No other customer accounted for more than 10% of our revenues during those periods. At June 30, 2008, receivables from our three largest customers were 27%, 25% and 17%, respectively, of the total accounts receivable.

In the future, a small number of customers may continue to represent a significant portion of our total revenues in any given period. We cannot be certain that such customers will consistently purchase our products at any particular rate over any subsequent period.  A loss of these customers could adversely affect our financial performance.

We rely heavily upon the talents of our Chief Executive Officer and Chief Scientific Officer, the loss of whom could severely damage our business.

Our performance depends to a large extent on a small number of key scientific, technical, managerial and marketing personnel. In particular, we believe our success is highly dependent upon the services and reputation of our Chief Executive Officer, Mr. Richard E. Forkey. Loss of Mr. Forkey’s services could severely damage our business.

Additionally, Dr. Joseph N. Forkey, our Executive Vice President and Chief Scientific Officer, provides highly valuable contributions to our capabilities in optical instrument development, in management of new technology and in potentially significant longer-term initiatives in biophysics and biomedical instrumentation. The loss of Dr. Forkey’s scientific contributions could severely damage our business.

We must continue to be able to attract employees with the scientific and technical skills that our business requires and if we are unable to attract and retain such individuals, our business could be severely damaged.

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

We are subject to a high degree of regulatory oversight and we cannot be certain that we will continue to receive the necessary regulatory approvals.

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

We face risks inherent in product development and production under fixed price purchase orders and we cannot be sure that these purchase orders will be profitable over time.

A portion of our business has been devoted to research, development and production under fixed price purchase orders. For our purposes, a fixed price purchase order is any purchase order under which we will provide products or services for a fixed price over an extended period of time, usually six months or longer.  Fixed price purchase orders represented approximately 25% to 50% of our total revenues during the last several years. We expect that revenues from fixed price purchase orders will continue to represent a significant portion of our total revenues in future fiscal years.

Because they involve performance over time, we cannot predict with certainty the expenses involved in meeting our obligations under fixed price purchase orders. Therefore, we can never be sure at the time we enter into any single fixed price purchase order that such purchase order will be profitable for us.

Third parties may infringe on our patents and as a result, we could incur significant expense in protecting our patents or not have sufficient resources to protect them.

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

Third parties may claim that we have infringed on their patents and as a result, we could be prohibited from using all or part of any technology used in our products.

Should third parties claim a proprietary right to all or part of any technology that we use in our products, such a claim, regardless of its merit, could involve us in costly litigation. If successful, such a claim could also result in us being unable to freely use the technology that was the subject of the claim, or sell products embodying such technology.

We depend on the availability of certain key supplies and services that are available from only a few sources; if we experience difficulty with a supplier, we may have difficulty finding alternative sources of supply.

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

From time to time, subcontractors may produce certain of our products for us, and our business is subject to the risk that these subcontractors fail to make timely delivery. Our products and services are also from time to time used as components of the products and services of other manufacturers. We are therefore subject to the risk that manufacturers that integrate our products or services into their own products or services are unable to acquire essential supplies and services from third parties in a timely fashion.

Our customers may claim that the products we sold them were defective and if our insurance is not sufficient to cover a claim, we would be liable for the excess.

Like any manufacturer, we are and always have been exposed to liability claims resulting from the use of our products. We maintain product liability insurance to cover us in the event of liability claims, and as of September 26, 2008, no such claims have been asserted or threatened against us. However, we cannot be certain that our insurance will be sufficient to cover all possible future product liabilities.

We would be liable if our business operations harmed the environment and a failure to maintain compliance with environmental laws could severely damage our business.

Our operations are subject to a variety of federal, state and local laws and regulations relating to the protection of the environment.  From time to time, we use hazardous materials in our operations. Although we believe that we are in compliance with all applicable environmental laws and regulations, our business could be severely damaged by any failure to maintain such compliance.

RISKS RELATED TO OUR STOCK

Trading in our common stock is limited and the price of our common stock may be subject to substantial volatility.

Our common stock was delisted from the NASDAQ Capital Market at the opening of business on December 27, 2005, and is now traded on the Over-The-Counter Bulletin Board, or OTCBB, under the ticker symbol “POCI.OB,” where we expect our common stock to remain for the near future. Broker-dealers often decline to trade in OTCBB stocks given the market for such securities is often limited, the stocks are more volatile and the risk to investors is greater. These factors may reduce the potential market for our common stock by reducing the number of potential investors. This may make it more difficult for investors in our common stock to sell shares to third parties or to otherwise dispose of their shares. This could cause our stock price to decline.

Additionally, the price of our common stock may be volatile as a result of a number of factors, including, but not limited to, the following:

•                 our ability to successfully conceive and to develop new products and services to enhance the performance characteristics and methods of manufacture of existing products;

•                 our ability to retain existing customers and customers’ continued demand for our products and services;

•                 the timing of our research and development expenditures and of new product introductions;

•                 the timing and level of acceptance of new products or enhanced versions of our existing products; and

•                 price and volume fluctuations in the stock market at large which do not relate to our operating performance.

“Penny stock” rules may make buying or selling our securities difficult which may make our stock less liquid and make it harder for investors to buy and sell our securities.

Trading in our securities is subject to the SEC’s “penny stock” rules and it is anticipated that trading in our securities will continue to be subject to the penny stock rules for the foreseeable future.  The SEC has adopted regulations that generally define a penny stock to be any equity security that has a market price of less than $5.00 per share, subject to certain exceptions. These rules require that any broker-dealer who recommends our securities to persons other than prior customers and accredited investors must, prior to the sale, make a special written suitability determination for the purchaser and receive the purchaser’s written agreement to execute the transaction.  Unless an exception is available, the regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the risks associated with trading in the penny stock market.  In addition, broker-dealers must disclose commissions payable to both the broker-dealer and the registered representative and current quotations for the securities they offer.  The additional burdens imposed upon broker-dealers by these requirements may discourage broker-dealers from recommending transactions in our securities, which could severely limit the liquidity of our securities and consequently adversely affect the market price for our securities.

We are contractually obligated to issue shares in the future, diluting your interest in us.

As of August 15, 2008, there were approximately 2,430,080 shares of our common stock issuable upon exercise of stock options outstanding, at a weighted average exercise price of $0.63 per share. An additional 3,427,438 shares of our common stock are reserved for issuance under our 2006 Equity Incentive Plan as of August 15, 2008. Also outstanding as of August 15, 2008 are warrants for the issuance of an additional 22,471,577 shares of our common stock, at a weighted average exercise price of $0.17 per share.  Moreover, we expect to issue additional options to purchase shares of our common stock to compensate employees, consultants and directors, and we may issue additional shares to raise capital. Any such issuances will have the effect of further diluting the interest of the holders of our securities.

ITEM 2.   PROPERTIES.

We conduct our domestic operations at two facilities in Gardner, Massachusetts. The main Gardner facility is leased from a corporation owned by an individual who is one of our officers, and who serves on our board of directors. The lease terminated in December 1999 and we are currently a tenant-at-will. We rent the other Gardner facility on a month-to-month basis. We rent office space in Hong Kong for sales, marketing and supplier quality control and liaison activities of our Hong Kong subsidiary.

We believe these facilities are adequate for our current operations and adequately covered by insurance. Significant increases in production or the addition of significant equipment additions or manufacturing capabilities in connection with the production of our line of endoscopes, optical thin films and other products may, however, require the acquisition or lease of additional facilities. We may establish production facilities domestically or overseas to produce key assemblies or components, such as lenses, for our products. Overseas facilities may subject us to the political and economic risks associated with overseas operations. The loss of or inability to establish or maintain such additional domestic or overseas facilities could materially adversely affect our competitive position and profitability.

ITEM 3.   LEGAL PROCEEDINGS.

We may be involved from time to time in ordinary litigation, negotiation and settlement matters that will not have a material effect on our operations or finances. We are not aware of any pending or threatened litigation against us or our officers and directors in their capacity as such that could have a material impact on our operations or finances.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of our security holders during the fourth quarter of fiscal year 2008.

PART II

ITEM 5.   MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is quoted on the OTCBB under the symbol “POCI.OB.” The following table sets forth the high and low bid prices for our common stock for each quarter during the last two fiscal years as quoted on the OTCBB. Such OTCBB market quotations reflect inter-dealer prices, without retail markup, markdown or commissions and may not necessarily represent actual transactions.

	2008		2007
Quarter	High	Low	High	Low

First	$0.40	$0.20	$0.49	$0.25

Second	$0.35	$0.12	$0.49	$0.25

Third	$0.24	$0.11	$0.60	$0.32

Fourth	$0.20	$0.10	$0.50	$0.32

Holders

As of August 31, 2008, we had approximately 80 holders of record of our common stock. Holders of record include nominees who may hold shares on behalf of multiple owners.

Dividends

We have not declared any dividends during the last two fiscal years. At present, we intend to retain our earnings, if any, to finance research and development and expansion of our business.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

On June 25, 2008, we entered into a Purchase Agreement with institutional and other accredited investors pursuant to which we sold an aggregate of $600,000 of 10% Senior Secured Convertible Notes, or Notes, which are convertible into an aggregate of 12,000,000 shares of our common stock, par value $0.01 per share, at a conversion price of $0.05 per share, and warrants to purchase an aggregate of 7,920,000 shares of our common stock at an exercise price of $0.07 per share. The investors are current stockholders of our Company. Interest accrues on the Notes at a rate of 10% per annum and is payable upon the earlier of conversion or maturity of the Notes. The Notes mature on June 25, 2010, and the warrants expire on June 25, 2015. The Notes and warrants are not convertible or exercisable until we implement a reverse stock split, which requires the approval of our stockholders and the effectiveness of an amendment to our Articles of Organization to effect the reverse stock split. The closing of the sale of the Notes and warrants occurred on June 25, 2008.

The Purchase Agreement contains customary representations and warranties made by us and the investors, and the Notes contain customary covenants binding on our Company and customary events of default. If an event of default occurs and is uncured within the allowable grace period, if any, the investors may declare all amounts under the Notes immediately due and payable and may pursue any other available remedies.

The Notes are secured by a pledge of our assets under the terms of a Pledge and Security Agreement and the security documents ancillary thereto.

Pursuant to a Registration Rights Agreement entered into with the investors on June 25, 2008, we agreed to file a registration statement with the Securities and Exchange Commission by the earlier of (i) two  days following the effectiveness of the amendment to implement a reverse stock split and (ii) December 15, 2008, to register the resale of the common stock issuable upon the conversion of the Notes and the exercise of the warrants, plus the common stock issuable in lieu of cash interest on the Notes. We also agreed to use our commercially reasonable efforts to have the registration statement declared effective as soon as practicable after filing and agreed to take certain other actions related to the effectiveness of the registration statement.

On February 1, 2007, we sold an aggregate of 10,000,000 shares of common stock, par value $0.01 per share, at a price of $0.25 per share and warrants to purchase an aggregate of 10,000,000 shares of common stock at an exercise price of $0.32 per share, which were immediately exercisable, raising gross proceeds of $2,500,000. In conjunction with our issuance of Notes and warrants on June 25, 2008, certain anti-dilution provisions of the existing warrants were triggered. As a result, the number of existing warrants was increased from 10,000,000 to 14,551,577 and the related exercise price was decreased from $0.32 per share to $0.22 per share. All of the following shares of common stock issued were issued in a non-registered transaction:

Purchaser	Common Stock Purchased*

Special Situations Fund III QP, L.P.	9,820,631
Special Situations Private Equity Fund, L.P.	9,820,631
Joel Pitlor (a)	2,455,157
Arnold Schumsky	1,473,095
LaPlace Group LLC	982,063

* Includes shares of common stock and shares underlying outstanding warrants

(a) Mr. Pitlor is one of our directors

The 10,000,000 shares issued on February 1, 2007 and the 10,000,000 shares of common stock issuable upon the exercise of the warrants issued on February 1, 2007 were subsequently registered on a registration statement on a Form SB-2, which was declared effective by the Securities and Exchange Commission on March 23, 2007.

With respect to the issuances of our securities described above, we relied on the Section 4(2) exemption from securities registration under the federal securities laws for transactions not involving any public offering. No advertising or general solicitation was employed in offering the securities. The securities were issued to accredited investors. The securities were offered for investment purposes only and not for the purpose of resale or distribution and the transfer thereof was appropriately restricted by us.

ITEM 6.  SELECTED FINANCIAL DATA.

Because we are a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Important Factors Regarding Forward-Looking Statements

This annual report on Form 10-K contains forward-looking statements that involve risks and uncertainties.  You should not place undue reliance on these forward-looking statements.  Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including the risks described in this report and other reports we file with the Securities and Exchange Commission.  Although we believe the expectations reflected in the forward-looking statements are reasonable, they relate only to events as of the date on which the statements are made.  We do not intend to update any of the forward-looking statements after the date of this document to conform these statements to actual results or to changes in our expectations, except as required by law.

The following discussion and analysis should be read in conjunction with the Financial Statements and Notes thereto, and other financial information included elsewhere in this annual report on Form 10-K.

Overview

We have been a developer and manufacturer of advanced optical instruments since 1982.  We design and produce high-quality micro-optics, medical instruments and other advanced optical systems.  Our medical instrumentation line includes laparoscopes, arthroscopes and endocouplers and a world-class product line of 3-D endoscopes for use in minimally invasive surgical procedures.

We are currently developing specialty instruments incorporating our Lenslock TM technology (patent pending) that ensures lower cost, easier reparability and enhanced durability as compared to other design approaches used in the industry.  We are also aggressively pursuing ultra-small instruments, some with lenses less than one millimeter in diameter, utilizing micro-precision TM lens technology (patent pending).

We are certified to the ISO 9001 and ISO 13485 Quality Standards and comply with the FDA Good Manufacturing Practices and the European Union Medical Device Directive for CE marking of our medical products. Our internet website is www.poci.com. Information contained on our website does not constitute part of this annual report.

The areas in which we do business are highly competitive and include both foreign and domestic competitors. Many of our competitors are larger and have substantially greater resources than we do. Furthermore, other domestic or foreign companies, some with greater financial resources than we have, may seek to produce products or services that compete with ours. We routinely outsource specialized production efforts as required, both domestic and offshore, to obtain the most cost effective production. Over the years, we have achieved extensive experience with other optical specialists worldwide.

Since the 1990s we have maintained a Hong Kong subsidiary to support business and quality control activities as required throughout Asia. We believe that the cost savings from such production is essential to our ability to compete on a price basis in the medical products area particularly and to our profitability in general.

We believe that competition for sales of our medical products and services, which have been principally sold to original equipment manufacturer, or OEM, customers, is based on performance and other technical features, as well as other factors, such as scheduling and reliability, in addition to competitive price.

We believe that our future success depends to a large degree on our ability to continue to conceive and to develop new optical products and services to enhance the performance characteristics and methods of manufacture of existing products. Accordingly, we expect to continue to seek to obtain product-related design and development contracts with customers and to invest our own funds on research and development, to the extent funds are available.

Critical Accounting Policies and Estimates

General

Management’s discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America, referred to as U.S. GAAP. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition

We recognize revenue in accordance with the Securities and Exchange Commission Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition in Financial Statements. SAB No. 104 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the price to the buyer is fixed or determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the price to the buyer charged for products delivered or services rendered and collectability of the sales price. We assess credit worthiness of customers based upon prior history with the customer and assessment of financial condition. Our shipping terms are customarily Free On Board, or FOB, shipping point.

Bad Debt

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Allowances for doubtful accounts are established based upon review of specific account balances and historical experience. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make future payments, additional allowances may be required.

Inventories

We provide for estimated obsolescence on unmarketable inventory based upon assumptions about future demand and market conditions. If actual demand and market conditions are less favorable than those projected by management, additional inventory write-downs may be required. Inventory, once written down, is not subsequently written back up, as these adjustments are considered permanent adjustments to the carrying value of the inventory.

Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of

We account for impairment of long-lived assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less estimated costs to sell.

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

Stock-Based Compensation

On July 1, 2006, we adopted SFAS No. 123(R), Accounting for Stock-Based Compensation (“SFAS No. 123(R)”), which requires the measurement and recognition of all compensation costs for all stock-based awards made to employees and the Board of Directors based upon fair value over the requisite service period for awards expected to vest. Prior to adoption, we accounted for stock options under the intrinsic value method set in accordance with Accounting Principles Board Opinion No. 25, “ Accounting for Stock Issued to Employees,” and related interpretations, and provided the required pro forma disclosures prescribed by SFAS No. 123, “ Accounting for Share-based Compensation “ (“SFAS No. 123”), as amended.

SFAS 123(R) requires us to estimate the fair value of share-based awards on the date of grant using an option-pricing model. We adopted SFAS 123(R) using the modified prospective transition method which required the application of the accounting standard starting July 1, 2006, the first day of our fiscal year 2007. Prior period information has not been restated to reflect the fair value method of expensing share-based awards.

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (SFAS No. 141(R)), which replaces SFAS No. 141. SFAS No. 141(R) establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) is to be applied prospectively to business combinations for which the acquisition date is on or after an entity’s fiscal year that begins after December 15, 2008, or July 1, 2009 for our Company. The impact of this Statement on our financial position, results of operations and cash flows will be dependent on the terms, conditions and details of such acquisitions.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which allows us to choose to measure selected financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, or July 1, 2008 for our Company. We are in the process of evaluating the impact of this authoritative guidance on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which provides a single definition of fair value, and requires additional disclosure about the use of fair value to measure assets and liabilities. SFAS No. 157 emphasizes that fair value is a market-based measurement defined as the price that would be received to sell an asset or liability in an orderly transaction between market participants at the measurement date. Thus, SFAS No. 157 adheres to a definition of fair value based upon exit price as opposed to entry price, i.e. the price paid to acquire an asset or liability. This pronouncement is effective for fiscal years beginning after November 15, 2007, or July 1, 2008 for our Company. We are in the process of evaluating the impact of this authoritative guidance on our consolidated financial statements.

Results of Operations for the Fiscal Year Ended June 30, 2008 Compared to the Fiscal Year Ended June 30, 2007

During the latter part of fiscal year 2008, we implemented plans to reduce costs, including workforce reductions, and to streamline operations in an effort to reduce net losses. This has resulted in an increase in gross profit and simultaneous decreases in operating expenses, thereby reducing losses, particularly in the third and fourth quarters of fiscal year 2008. Excluding the effect of the gain on sale of product line in January 2008, operating loss for the quarters ended March 31, 2008 and June 30, 2008 was the lowest of any quarter in the last nine years. We anticipate continuing measures taken to contain costs, and to continue our review of other expense areas to determine where additional reductions in discretionary spending can be achieved.

Total revenues for fiscal year 2008 were $2,902,219, an increase of $424,750, or 17.1%, from fiscal year 2007 revenues of $2,477,469. The revenues for fiscal 2008 represents the highest yearly sales level in seven years and was due principally to shipments to a significant new customer of an advanced surgical visualization system, along with the introduction of a number of other new products. The design of the advanced surgical visualization system relied heavily on our experience with medical optics technologies, specifically in the area of advanced optical endoscopic instrumentation.

Revenues from our largest customers, as a percentage of total revenues, were as follows:

	2008	2007
Customer A	25%	27%
Customer B	20	22
Customer C	11	10
All Others	44	41
	100%	100%

No other customer accounted for more than 10% of our revenues in fiscal years 2008 and 2007.

Gross profit for fiscal year 2008 reflected a favorable change of $316,729, compared to fiscal year 2007. Gross profit as a percentage of revenues increased from 19.2% in fiscal year 2007 to 27.3% in fiscal year 2008. The favorable change in gross profit was due primarily to increased sales volume, increased manufacturing efficiencies and elimination of 2007 start-up costs related to initial production of the advanced surgical visualization system.

Research and development expenses, net were $757,852 for fiscal year 2008 compared to $1,312,240 for fiscal year 2007. The decrease was due primarily to the recent implementation of certain cost containment plans including workforce reductions, deferring certain development initiatives, increased reimbursements from customers for product development activities and focusing on a limited number of products and technologies expected to provide near term revenues. Research and development expenses were net of reimbursement of related costs of $224,107 and $101,309 during fiscal years 2008 and 2007, respectively.

Selling, general and administrative expenses decreased by $230,866, or 11.0%, during fiscal year 2008 compared to the previous year. The decrease was primarily attributable to the recent implementation of certain cost containment plans including workforce reductions, as mentioned above.

Gain on sale of product line of $210,549 consists of the gain on the sale of our optical thin film product line recognized in the quarter ended March 31, 2008. The purchase price was $250,000, and we will receive a royalty of 25% of revenues exceeding $300,000 annually from the purchased customer list for a three-year period.

Interest income (expense), net decreased by $46,059 during fiscal year 2008 compared to the previous year. The decrease was due to a lower base of cash and cash equivalents, partially offset by higher interest rates, and interest expense recorded on the 10% senior convertible notes issued on June 25, 2008.

The income tax provisions in fiscal years 2008 and 2007 represent the minimum statutory state income tax liability.

Liquidity and Capital Resources

We compete in a highly technical, very competitive, and in most cases, price driven segment of the medical instrument marketplace where products can take years to develop and introduce to distributors and end users. Furthermore, research and development, manufacturing, marketing and distribution activities are strictly regulated by FDA, ISO and other regulatory bodies that, while intended to enhance the ultimate quality and functionality of products produced, can contribute to the significant cost and time needed to maintain existing products and develop and introduce product enhancements and new product innovations.

We have traditionally funded working capital needs through product sales, management of working capital components of our business, and by cash received from public and private offerings of our common stock, warrants to purchase shares of our common stock and convertible notes. We have incurred quarter to quarter operating losses during our efforts to develop current products including endoscopes, image couplers, beamsplitters, thin film coatings, night vision and micro-optic lenses, prisms and assemblies for various applications and utilizing a number of proprietary and patent-pending technologies including Lenslock TM endoscope and micro-precision TM lens technologies. Our management expects that such operating losses will continue through fiscal year 2009 and until sales increase to breakeven and profitable levels. Our management also believes that the opportunities represented by these products have the potential to generate sales increases to achieve breakeven and profitable results.  Excluding the effect of the gain on sale of product line in January 2008, operating loss for the quarters ended March 31, 2008 and June 30, 2008 was the lowest of any quarter in the last nine years.

Our current financial condition may raise doubt among potential equity investors, customers and suppliers regarding our ability to continue as a going concern, as referenced by the Report of Independent Registered Public Accounting Firm on our financial statements for the year ended June 30, 2008, included in this annual report on Form 10-K.  We may not be able to obtain working capital funds necessary in the time frame needed and at satisfactory terms to correct the going concern issue.

As of June 30, 2008, cash and cash equivalents were $885,988, accounts receivable were $387,224 and current liabilities were $869,235, resulting in a net liquid asset amount of $403,977. We believe that the introduction of several new products during the last four fiscal years, along with new and on-going customer relationships, will continue to generate additional revenues, which are required in order for us to achieve profitability. If these additional revenues are not achieved on a timely basis, we will be required and are prepared to implement further cost reduction measures, as necessary.

Capital equipment expenditures during the fiscal year 2008 were $58,718, down from $139,667 for fiscal year 2007. Future capital equipment expenditures will be dependent upon future sales and success of on-going research and development efforts.

Contractual cash commitments for the fiscal years subsequent to June 30, 2008 are summarized as follows:

	2009	2010	Thereafter	Total
Operating Leases	$33,800	$5,600	$1,900	$41,300
Principal and Interest	—	720,000	—	720,000
Totals	$33,800	$725,600	$1,900	$761,300

We have contractual cash commitments related to open purchase orders for fiscal year 2009 of approximately $112,000.

In February 2007, we completed a private placement, pursuant to which we sold an aggregate of 10,000,000 shares of common stock and warrants to purchase an aggregate of 10,000,000 shares of common stock at an exercise price of $0.32 per share.  Our net cash proceeds, after offering costs of $123,784, were $2,376,216.  In June 2008, we issued senior secured convertible notes and warrants, raising cash proceeds of $600,000.

Trends and Uncertainties That May Affect Future Results

Fiscal year 2008 revenues were the highest in seven years. This was due in large part to shipments of the advanced surgical visualization system discussed above, the design of which relies heavily on our world class medical optics technologies, specifically in the area of advanced optical endoscopic instrumentation. This product accounted for approximately one quarter of our total revenues for fiscal year 2008. We expect our recent pattern of quarter-to-quarter revenue fluctuations to continue, due to the introductory stage of many of our products and the uncertain timing of orders from customers and their size in relation to total revenues. We continue to move forward with new products and technical innovations, in particular:

•                 a new generation of endoscopes that incorporate Lenslock TM technology (patent pending);

•                 new components and instruments utilizing our new micro-precision TM lens technology (patent pending) for optical components and endoscopes under 1 mm;

•                 new custom medical products; and

•                 new night vision lenses.

Over the past few years new product and technology development has undergone significant changes in shifting the emphasis of research and development efforts from the development of underlying technologies to market exploitation in the applications of these new technologies. These have already been realized to some degree in a number of areas. Over the past two to three years these developments have produced revenues from new micro-precision TM lens products and new Lenslock TM endoscopes. Recent initiatives in the area of micro-precision TM lenses address specific customer opportunities in different medical specialty applications. In endoscope technologies we continue new product offerings in our Lenslock TM product line. Since December 2005, over 400 ENT endoscopes with diameter of 2.7 mm that incorporate Lenslock TM technology have been shipped. We recently completed prototypes of our 4 mm Lenslock TM sinuscope, and 5 mm Lenslock TM laproscope, and are actively pursuing development of our new 4 mm Lenslock TM wide field arthroscope. We believe that Lenslock TM technology has advantages over competitive products due to ease of manufacture and repair, superior image quality, significant cost effectiveness and quality of repair and that further incorporating this into our endoscope product line will lead to increased sales.

Going forward, our expectations are aimed at applied development for revenue bearing products. An example beyond the new instruments mentioned above includes the lenses we developed for a new color Night Vision system that we are beginning to manufacture in pre-production quantities

Section 404 of the Sarbanes-Oxley Act of 2002, requiring companies to report on the effectiveness of our internal controls over financial reporting, first applied to our annual report on Form 10-K for the fiscal year ended June 30, 2008. We expect our operating expense may increase as a result of the costs associated with the implementation of and maintaining compliance with Section 404.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Because we are a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

Precision Optics Corporation, Inc.:

We have audited the accompanying consolidated balance sheets of Precision Optics Corporation, Inc. and subsidiaries (the Company) as of June 30, 2008 and the related consolidated statements of operations, stockholders’ equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Precision Optics Corporation, Inc. and subsidiaries as of June 30, 2008  and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring net losses and negative cash flows from operations, which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are described in Note 1. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Stowe & Degon

Leominster, Massachusetts

September 23, 2008

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

Precision Optics Corporation, Inc.:

We have audited the accompanying consolidated balance sheets of Precision Optics Corporation, Inc. and subsidiaries (the Company) as of June 30, 2007 and the related consolidated statements of operations, stockholders’ equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Precision Optics Corporation, Inc. and subsidiaries as of June 30, 2007 and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 of the notes to the consolidated financial statements, effective July 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring net losses and negative cash flows from operations, which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are described in Note 1. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Vitale, Caturano and Company, Ltd.

VITALE, CATURANO & COMPANY, LTD.

Boston, Massachusetts

September 26, 2007

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

Consolidated Balance Sheets at June 30, 2008 and 2007

	2008	2007
ASSETS
Current Assets:
Cash and cash equivalents	$885,988	$840,179
Accounts receivable (net of allowance for doubtful accounts of approximately $7,400 and $11,159 in 2008 and 2007, respectively)	387,224	801,206
Inventories	608,431	904,736
Prepaid expenses	36,749	53,039

Total current assets	1,918,392	2,599,160
Fixed Assets:
Machinery and equipment	2,352,634	3,559,384
Leasehold improvements	553,596	553,596
Furniture and fixtures	149,738	150,603
Vehicles	42,343	42,343

	3,098,311	4,305,926

Less—Accumulated depreciation and amortization	2,935,922	4,148,239

Net fixed assets	162,389	157,687
Other Assets:
Cash surrender value of life insurance policies	5,465	4,438
Patents, net	195,391	274,311

Total other assets	200,856	278,749

	$2,281,637	$3,035,597
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$364,409	$343,730
Customer advances	91,105	2,690
Accrued employee compensation	293,497	270,437
Accrued professional services	94,312	75,616
Accrued warranty expense	25,000	25,000
Other accrued liabilities	912	914

Total current liabilities	869,235	718,387

10% Senior secured convertible notes	10,304	—

Commitments (Note 3)

Stockholders’ Equity:
Common stock, $0.01 par value-
Authorized—50,000,000 shares
Issued and outstanding— 25,458,212 shares at June 30, 2008 and June 30, 2007	254,582	254,582
Additional paid-in capital	37,905,257	37,197,015
Accumulated deficit	(36,757,741)	(35,134,387)

Total stockholders’ equity	1,402,098	2,317,210

	$2,281,637	$3,035,597

The accompanying notes are an integral part of these consolidated financial statements.

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

Consolidated Statements of Operations for the

Years Ended June 30, 2008 and 2007

	2008	2007
Revenues	$2,902,219	$2,477,469

Cost of Goods Sold	2,110,217	2,002,196

Gross profit	792,002	475,273

Research and Development Expenses, net	757,852	1,312,240

Selling, General and Administrative Expenses	1,867,093	2,097,959

Gain on Sale of Product Line	(210,549)	—

Total operating expenses	2,414,396	3,410,199

Operating loss	(1,622,394)	(2,934,926)

Interest Income (Expense), net	(48)	46,011

Loss before provision for income taxes	(1,622,442)	(2,888,915)

Provision for Income Taxes	912	914

Net loss	$(1,623,354)	$(2,889,829)

Loss per Share - Basic and Diluted	$(0.06)	$(0.15)

Weighted Average Common Shares Outstanding - Basic and Diluted	25,458,212	19,624,879

The accompanying notes are an integral part of these consolidated financial statements.

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

for the Years Ended June 30, 2008 and 2007

	Number of Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity

Balance, June 30, 2006	15,458,212	$154,582	$34,729,873	$(32,244,558)	$2,639,897

Proceeds from sale of common stock and warrants, net	10,000,000	100,000	2,276,216	—	2,376,216

Stock-based compensation	—	—	190,926	—	190,926

Net loss	—	—	—	(2,889,829)	(2,889,829)

Balance, June 30, 2007	25,458,212	$254,582	$37,197,015	$(35,134,387)	$2,317,210

Proceeds from issuance of senior convertible notes and warrants allocated to warrants			399,000		399,000

Proceeds from issuance of senior convertible notes and warrants allocated to beneficial conversion feature			201,000		201,000

Stock-based compensation			108,242		108,242

Net loss				(1,623,354)	(1,623,354)

Balance, June 30, 2008	25,458,212	$254,582	$37,905,257	$(36,757,741)	$1,402,098

The accompanying notes are an integral part of these consolidated financial statements.

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows for the

Years Ended June 30, 2008 and 2007

	2008	2007

Cash Flows from Operating Activities:
Net loss	$(1,623,354)	$(2,889,829)
Adjustments to reconcile net loss to net cash used in operating activities-
Depreciation and amortization	161,169	120,404
Gain on sale of product line	(210,549)
Provision for inventory write-down	39,059	31,100
Stock-based compensation expense	108,242	190,926
Non-cash interest expense	10,304	—
Changes in operating assets and liabilities-
Accounts receivable, net	413,982	(420,109)
Inventories	237,141	(490,034)
Prepaid expenses	16,290	(7,127)
Accounts payable	20,679	125,072
Customer advances	88,415	(2,690)
Accrued expenses	41,754	1,989

Net cash used in operating activities	(696,868)	(3,334,918)

Cash Flows from Investing Activities:
Purchases of property and equipment	(58,718)	(139,667)
Proceeds from sale of product line	250,000	—
Product line sale costs	(19,051)	—
Increase in other assets	(29,554)	(91,880)

Net cash provided by (used in) investing activities	142,677	(231,547)

Cash Flows from Financing Activities:
Proceeds from issuance of senior convertible notes and warrants	600,000	—
Gross proceeds from private placement	—	2,500,000
Payment of offering costs	—	(123,784)

Net cash provided by financing activities	600,000	2,376,216

Net increase (decrease) in cash and cash equivalents	45,809	(1,190,249)

Cash and cash equivalents, beginning of year	840,179	2,030,428

Cash and cash equivalents, end of year	$885,988	$840,179

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for-
Income taxes	$912	$914

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Cost of inventory sold as part of product line disposal	$20,105	$—

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

The Company has sustained recurring net losses and negative cash flows from operations for several years. During the year ended June 30, 2008, the Company incurred a net loss of $1,623,354 and used cash in operations of $696,868. As of June 30, 2008, cash and cash equivalents were $885,988, accounts receivable were $387,224 and current liabilities were $869,235, resulting in a net liquid asset amount of $403,977.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.  During the latter part of fiscal year 2008, the Company implemented plans to reduce costs and to streamline operations in an effort to reduce net losses.  This has resulted in an increase in gross profit and simultaneous decreases in operating expenses, thereby reducing losses substantially, particularly in the third and fourth quarters of fiscal year 2008.  The Company believes that the recent introduction of several new products, along with new and on-going customer relationships, will generate additional revenues, which are required in order for the Company to achieve profitability. If these additional revenues are not achieved on a timely basis, the Company will be required and is prepared to implement further cost reduction measures, as necessary.

The Company has incurred quarter to quarter operating losses during its recent efforts to develop current products including endoscopes, image couplers, beamsplitters, thin film coatings, night vision and micro-optic lenses, prisms and assemblies for various applications and utilizing a number of proprietary and patent-pending technologies including Lenslock TM endoscope and micro-precision TM lens technologies. Management expects that such operating losses will continue through fiscal year 2009, and until sales increase to breakeven and profitable levels. Management also believes that the opportunities represented by these products have the potential to generate sales increases to achieve breakeven and profitable results. The Company will continue its review of other expense areas to determine where additional reductions in discretionary spending can be achieved. There can be no assurance that the Company’s operating plans will be successful, and if so required, that the Company will be successful in obtaining the capital necessary to continue ongoing operations.

In April 2006 the Company completed a private placement, issuing 8,450,000 shares of common stock. Net cash proceeds to the Company (after offering costs of $49,725) were $2,062,775. In February 2007 the Company completed a private placement, pursuant to which it sold an aggregate of 10,000,000 shares of common stock and warrants to purchase an aggregate of 10,000,000 shares of common stock at an exercise price of $0.32 per share. Net cash proceeds to the Company (after offering costs of $123,784) were $2,376,216 (see Note 4). In June 2008 the Company issued senior secured convertible notes and warrants, raising cash proceeds of $600,000.

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

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(c)     Revenues

The Company recognized revenue in accordance with Securities and Exchange Commission issued Staff Accounting Bulletin No. 104, Revenue Recognition (“SAB No. 104”) which requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the price to the buyer is fixed and determinable; and (4) collectability is reasonably assured. The Company’s shipping terms are customarily FOB shipping point. The Company’s revenue recognition practices comply with the guidance in the bulletin.

The sales price of products and services sold is fixed and determinable after receipt and acceptance of a customer’s purchase order or properly executed sales contract, typically before any work is performed. Management reviews each customer purchase order or sales contract to determine that the work to be performed is specified and there are no unusual terms and conditions that would raise questions as to whether the sales price is fixed or determinable. The Company assesses credit worthiness of customers based upon prior history with the customer and assessment of financial condition. Accounts receivable are stated at the amount management expects to collect from outstanding balances. An allowance for doubtful accounts is provided for that portion of accounts receivable considered to be uncollectible, based upon historical experience and management’s evaluation of outstanding accounts receivable at the end of the year. Bad debts are written off against the allowance when identified.

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

(d)     Cash and Cash Equivalents

The Company includes in cash equivalents all highly liquid investments with original maturities of three months or less at the time of acquisition. Cash and cash equivalents of $885,988 and $840,179 at June 30, 2008 and 2007, respectively, consist primarily of cash at banks and money market funds. The Company maintains its cash and cash equivalents in bank deposit accounts that, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents.

(e)     Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and include material, labor and manufacturing overhead. The components of inventories at June 30, 2008 and 2007 are as follows:

	2008	2007
Raw material	$347,298	$511,588
Work-in-progress	177,464	349,936
Finished goods	83,669	43,212

	$608,431	$904,736

The Company provides for estimated obsolescence on unmarketable inventory based upon assumptions about future demand and market conditions. If actual demand and market conditions are less favorable than those projected by management, additional inventory write-downs may be required. Inventory, once written down, is not subsequently written back up, as these adjustments are considered permanent adjustments to the carrying value of the inventory.

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

During fiscal years 2008 and 2007, the Company recorded pre-tax non-cash provisions for slow-moving and obsolete inventories of approximately $39,000 and $31,100, respectively.

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

Amortization of assets under capital leases is included in depreciation expense. Depreciation expense was $53,720 and $57,911 for the years ended June 30, 2008 and 2007, respectively.

(g)     Significant Customers and Concentration of Credit Risk

Statement of Financial Accounting Standards (“SFAS”) No. 105, Disclosure of Information about Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk, requires disclosure of any significant off-balance sheet and credit risk.

Financial instruments that subject the Company to credit risk consist primarily of cash equivalents and trade accounts receivable. The Company places its investments with highly rated financial institutions. The Company has not experienced any losses on these investments to date. At June 30, 2008, receivables from the Company’s largest customers were 27%, 25% and 17% of the total accounts receivable. At June 30, 2007, receivables from the Company’s largest customer were 61% of the total accounts receivable. No other customer accounted for more than 10% of the Company’s receivables as of June 30, 2008 and 2007. The Company has not experienced any material losses related to accounts receivable from individual customers. The Company generally does not require collateral or other security as a condition of sale rather relying on credit approval, balance limitation and monitoring procedures to control credit risk of trade account financial instruments. Management believes that allowances for doubtful accounts, which are established based upon review of specific account balances and historical experience, are adequate.

Revenues from the Company’s largest customers, as a percentage of total revenues, were as follows:

	2008	2007
Customer A	25%	27%
Customer B	20	22
Customer C	11	10
All Others	44	41
	100%	100%

No other customer accounted for more than 10% of the Company’s revenues in fiscal years 2008 and 2007.

(h)     Loss per Share

The Company calculates earnings per share according to SFAS No. 128, Earnings per Share. Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. For each of the two years in the periods ended June 30, 2008 and 2007, the effect of stock options was anti-dilutive; therefore, they were not included in the computation of diluted loss per share. The number of shares issuable upon the exercise of outstanding stock options and warrants that were excluded from the computation, as their effect would be anti-dilutive, was 24,901,657 and 12,532,583 during fiscal 2008 and 2007, respectively.

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(i)     Stock-Based Compensation

On July 1, 2006, the Company adopted SFAS No. 123(R), Accounting for Stock-Based Compensation (“SFAS No. 123(R)”), which requires the measurement and recognition of all compensation costs for all stock based awards made to employees and the Board of Directors based upon fair value over the requisite service period for awards expected to vest. Prior to adoption, the Company accounted for stock options under the intrinsic value method set in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, and provided the required pro forma disclosures prescribed by SFAS No. 123, “ Accounting for Share-based Compensation “ (“SFAS No. 123”), as amended.

SFAS 123(R) requires the Company to estimate the fair value of share-based awards on the date of grant using an option-pricing model. The Company adopted SFAS 123(R) using the modified prospective transition method which required the application of the accounting standard starting July 1, 2006, the first day of the Company’s fiscal year 2007. Prior period information has not been restated to reflect the fair value method of expensing share-based awards. Stock-based compensation costs recognized for the year ended June 30, 2008 and 2007 amounted to $108,242 and $190,926, respectively.

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

(k)     Patents

Patents are carried at cost, less accumulated amortization of $623,063 and $515,615 at June 30, 2008 and 2007, respectively. Such costs are amortized using the straight-line method over the shorter of their legal or estimated useful lives, generally five to ten years. Amortization expense was $107,448 and $62,493 for the years ended June 30, 2008 and 2007, respectively. Amortization expense is expected to be approximately $30,000, $28,000, $27,000, $26,000 and $25,000, respectively, for the years ending June 30, 2009 through June 30, 2013.

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

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(n)     Warranty Costs

The Company does not incur future performance obligations in the normal course of business other than providing a standard one-year warranty on materials and workmanship to its customers. The Company provides for estimated warranty costs at the time product revenue is recognized. Warranty costs have been included as a component of cost of goods sold in the accompanying consolidated statements of operations. The following tables summarize warranty reserve activity for the two years ended June 30, 2008:

	2008	2007

Balance at beginning of period	$25,000	$50,000
Provision (credit) for warranty claims	2,619	(14,197)
Warranty claims incurred	(2,619)	(10,803)
Balance at end of period	$25,000	$25,000

(o)     Research and Development

Research and development expenses are charged to operations as incurred. The Company groups development and prototype costs and related reimbursements in research and development. For the years ended June 30, 2008 and 2007, research and development expense is shown net of reimbursements of $224,107 and $101,309, respectively, in the accompanying statements of operations.

(p)     Comprehensive Income

SFAS No. 130, Reporting Comprehensive Income, requires disclosure of all components of comprehensive income on an annual and interim basis. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owners sources.

The Company’s comprehensive loss for the years ended June 30, 2008 and 2007 was equal to its net loss for the same periods.

(q)       Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

In assessing the likelihood of utilization of existing deferred tax assets, management has considered historical results of operations and the current operating environment.

(r)     Segment Reporting

SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS No. 131 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in making decisions about how to allocate resources and assess performance. The Company’s chief decision-maker, as defined under SFAS No. 131, is the Chief Executive Officer. To date, the Company has viewed its operations and manages its business as principally one segment. For all periods presented, over 90% of the Company’s sales have been to customers in the United States.

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

(t)        Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (SFAS No. 141(R)), which replaces SFAS No. 141. SFAS No. 141(R) establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) is to be applied prospectively to business combinations for which the acquisition date is on or after an entity’s fiscal year that begins after December 15, 2008 (July 1, 2009 for the Company). The impact of this Statement on the Company’s financial position, results of operations and cash flows will be dependent on the terms, conditions and details of such acquisitions.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which allows the Company to choose to measure selected financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007 (July 1, 2008 for the Company). The Company is in the process of evaluating the impact of this authoritative guidance on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which provides a single definition of fair value, and requires additional disclosure about the use of fair value to measure assets and liabilities. SFAS No. 157 emphasizes that fair value is a market-based measurement defined as the price that would be received to sell an asset or liability in an orderly transaction between market participants at the measurement date. Thus, SFAS No. 157 adheres to a definition of fair value based upon exit price as opposed to entry price (i.e. the price paid to acquire an asset or liability). This pronouncement is effective for fiscal years beginning after November 15, 2007 (July 1, 2008 for the Company). The Company is in the process of evaluating the impact of this authoritative guidance on its consolidated financial statements.

 (2)   10% SENIOR SECURED CONVERTIBLE NOTES

On June 25, 2008, the Company entered into a Purchase Agreement with institutional and other accredited investors pursuant to which it sold an aggregate of $600,000 of 10% Senior Secured Convertible Notes, which are convertible into an aggregate of 12,000,000 shares of common stock, par value $0.01 per share, at a conversion price of $0.05 per share, and warrants to purchase an aggregate of 7,920,000 shares of common stock at an exercise price of $0.07 per share. The Investors are current stockholders of the Company. Interest accrues on the Notes at a rate of 10% per annum and is payable upon the earlier of conversion or maturity of the Notes. The Notes mature on June 25, 2010, and the Warrants expire on June 25, 2015. The Notes and Warrants are not convertible or exercisable until the Company implements a reverse stock split, which requires the approval of its stockholders and the effectiveness of an amendment (the “Amendment”) to its Articles of Organization to effect the reverse stock split. The closing of the sale of the Notes and Warrants occurred on June 25, 2008.

The Purchase Agreement contains customary representations and warranties of the Company and the Investors, and the Notes contain customary covenants binding on the Company and customary events of default. If an event of default occurs and is uncured within the allowable grace period, if any, the Investors may declare all amounts under the Notes immediately due and payable and may pursue any other available remedies.

The Notes are secured by a pledge of the Company’s assets under the terms of a Pledge and Security Agreement and the security documents ancillary thereto.

 PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Pursuant to a Registration Rights Agreement entered into with the Investors on June 25, 2008, the Company has agreed to file a registration statement with the Securities and Exchange Commission by the earlier of (i) two days following the effectiveness of the Amendment and (ii) December 15, 2008, to register the resale of the common stock issuable upon the conversion of the Notes and the exercise of the Warrants, plus the common stock issuable in lieu of cash interest on the Notes. The Company has also agreed to use its commercially reasonable efforts to have the registration statement declared effective as soon as practicable after filing and has agreed to take certain other actions related to the effectiveness of the registration statement.

The 10% senior secured convertible notes consist of the following:

	June 30, 2008	June 30, 2007
10 % Senior Secured Convertible Notes issued on June 25, 2008, convertible into common stock at $0.05 per share, bearing interest at 10% per annum. Outstanding principal and accrued interest are due at maturity, June 25, 2010.	$600,000	$––
Accrued interest – 10% coupon	833	––
Unamortized discount	(590,529)	––
	$10,304	$—

Upon issuance of the Notes and Warrants, the proceeds of $600,000 were allocated between the Notes and  Warrants based on relative fair values. The value of the Warrants was recorded as a discount to the Notes, with a corresponding increase to additional paid-in capital.The fair value of the Warrants was determined using the Black-Scholes method, with the following assumptions:

Expected life	7 years
Risk-free rate	4.84%
Expected Dividends	0.00%
Volatility factor	154%

In accordance with EITF 00-27, Application of EITF Issue No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,” the proceeds from the issuance of the 10% senior secured convertible notes were first allocated between the Notes and the Warrants. The value of the  conversion feature was then calculated, which resulted in an effective conversion ratio that was less than the market price of the Company’s common stock. The intrinsic value of this beneficial conversion feature was recorded as a further discount to the Notes, equal to the difference between the effective conversion ratio and the market price of the Company’s common stock, with a corresponding increase to additional paid-in capital.

The following summarizes the discount on 10% senior secured convertible notes as of June 30:

	2008	2007

Discount – beginning balance	$—	$—
Proceeds allocated to warrants	399,000	—
Beneficial conversion feature – intrinsic value	201,000	—
Less: amortization of discount	(9,471)	—
Discount – ending balance	$590,529	$—

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(3)   COMMITMENTS

(a)   Related Party Transactions

The Company leases one of its facilities from a corporation owned by an officer-director-shareholder of the Company. The Company is currently a tenant-at-will, paying rent of $9,000 per month. Total rent expense paid to related parties was $108,000 in each of fiscal years 2008 and 2007, and is included in the accompanying consolidated statements of operations.

The Company paid or accrued fees to a director of $60,000 in each of fiscal years 2008 and 2007 for consulting services.

Another director is a former partner in a law firm that has performed legal services for the Company during fiscal 2008 and 2007 totaling approximately $151,000 and $217,000, respectively. This director retired from his position as a member of the Board of Directors of the Company, effective at the close of business on June 28, 2007.

 (b)     Operating Lease Commitments

The Company has entered into operating leases for its office space and equipment that expire at various dates through fiscal year 2009. Total future minimum rental payments under all non-cancelable operating leases are approximately $33,800 in fiscal 2009 and $7,500 thereafter.

Rent expense on operating leases, excluding the related party rent described above, was approximately $46,900 and $47,500 for the years ended June 30, 2008 and 2007, respectively.

(4)   STOCKHOLDERS’ EQUITY

(a)       Stock Options

Stock-based compensation costs recognized for the year ended June 30, 2008 and 2007, included compensation costs for awards granted prior to, but not yet vested as of July 1, 2006 (adoption date), as well as any new grants issued after July 1, 2006. Total costs recognized during the year ended June 30, 2008 and 2007 amounted to $108,242 and $190,926, respectively, and were included in the accompanying consolidated statements of operations in: (1) selling, general and administrative expenses (2008 - $83,161; 2007 - $164,831), cost of goods sold (2008 - $18,635; 2007 - $19,435), and research and development expenses, net (2008 - $6,446; 2007 - $6,660). No compensation has been capitalized because such amounts would have been immaterial. There was no net income tax benefit recognized related to such compensation for the years ended June 30, 2008 or 2007, as the Company is currently in a loss position. The total amount of options granted during the year ended June 30, 2008 was 30,000.

As of June 30, 2008, the unrecognized compensation costs related to options vesting will be primarily recognized over a period of approximately 3 years:

OPTIONS	2009	2010	2011	TOT AL
Compensation Expense	$80,018	$16,930	$16,930	$113,878

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

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Upon adoption of SFAS 123(R), in accordance with Staff Accounting Bulletin No. 107, Share-Based Payment the Company selected the Black-Scholes option-pricing model as the most appropriate method for determining the estimated fair value for the stock awards. The Black-Scholes method of valuation requires several assumptions: (1) the expected term of the stock award, (2) the expected future stock volatility over the expected term and (3) risk-free interest rate. The expected term represents the expected period of time the Company believes the options will be outstanding based on historical information. Estimates of expected future stock price volatility are based on the historic volatility of the Company’s common stock and the risk free interest rate is based on the U.S. Zero-Bond rate. The Company utilizes a forfeiture rate based on an analysis of the Company’s actual experience. The fair value of options at date of grant was estimated with the following assumptions:

	Years Ended
	June 30, 2008	June 30, 2007
Assumptions:
Option life	5.3 years	5.3 years
Risk-free interest rate	4.84%	4.67%
Stock volatility	147%	108%
Dividend yield	-0-	-0-
Weighted average fair value of grants	$0.29	$0.22

Stock Option and Other Compensation Plans:

The type of share-based payments currently utilized by the Company is stock options.

The Company has various stock option and other compensation plans for directors, officers, and employees. The Company has the following stock option plans outstanding as of June 30, 2008: Amended and Restated 1997 Incentive Plan and the 2006 Equity Incentive Plan. Vesting periods are at the discretion of the Board of Directors and typically average five years. Options under these plans are granted at fair market value and have a term of ten years from the date of grant.

During fiscal 2007, the stockholders approved an equity incentive plan (the “2006 Incentive Plan”), which provides eligible participants (certain employees, directors, consultants, etc.) the opportunity to receive a broad variety of equity based and cash awards. Options granted vest and are exercisable for periods determined by the Board of Directors, not to exceed 10 years from the date of grant. A total of 3,497,438 shares of common stock have been reserved for issuance under the 2006 Incentive Plan. At June 30, 2008, a total of 70,000 stock options are outstanding and 3,427,438 shares of common stock were available for future grants under the 2006 Incentive Plan.

During fiscal 1998, the stockholders approved an incentive plan (the “1997 Incentive Plan”), which provided eligible participants (certain employees, directors, consultants, etc.) the opportunity to receive a broad variety of equity based and cash awards. Options granted vest and are exercisable for periods determined by the Board of Directors, not to exceed 10 years from the date of grant. Options for a total of 2,360,080 shares of common stock are outstanding at June 30, 2008 under the 1997 Incentive Plan, as amended and restated in fiscal year 2006. Prior to the adoption of the 2006 Incentive Plan, 225,000 stock options were granted in fiscal year 2007 under the 1997 Incentive Plan. Upon the adoption of the 2006 Incentive Plan, no new awards were granted under the 1997 Plan. No shares are available for future grants under the Company’s 1997 Stock Option Plan.

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The following tables summarize stock option activity for the two years ended June 30, 2008:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Life
Outstanding at June 30, 2006	2,277,583	$0.66	9.86 years
Grants	265,000	0.27
Exercises	—
Cancellations	(10,000)	0.55

Outstanding at June 30, 2007	2,532,583	$0.62	8.57 years
Grants	30,000	0.31
Exercises	—
Cancellations	(132,503)	0.36
Outstanding at June 30, 2008	2,430,080	$0.63	7.56 years

Information related to the stock options outstanding as of June 30, 2008 is as follows:

Range of Exercise Prices	Number of Shares	Weighted- Average Remaining Contractual Life (years)	Weighted- Average Exercise Price	Exercisable Number of Shares	Exercisable Weighted- Average Exercise Price
$0.25	165,000	8.27	$0.25	81,668	$0.25
$0.31	30,000	9.42	0.31	30,000	0.31
$0.46	20,000	7.42	0.46	20,000	0.46
$0.55	1,281,080	7.86	0.55	999,881	0.55
$0.83	934,000	6.96	0.83	934,000	0.83
$0.25-$0.83	2,430,080	7.56	$0.63	2,065,549	$0.66

The aggregate intrinsic value of the Company’s “in-the-money” outstanding and exercisable options as of June 30, 2008 was $0 and $0, respectively.

On June 13, 2005 the Company issued options to purchase 934,000 shares (“Performance Options”) of common stock at an exercise price of $0.83 per share. At the date of issuance, 30% of the options vested immediately, and the remaining options were subject to vesting upon the achievement of certain financial milestones by the Company. During fiscal 2007, certain of these milestones were met, and an additional 35% of the options vested as of July 31, 2007. During the first quarter of fiscal year 2008, the additional milestones were met, and the remaining 35% of the options vested on October 31, 2007.

(b)    Sale of Stock

In February 2007, the Company completed a private placement with institutional and other accredited investors pursuant to which it sold an aggregate of 10,000,000 shares of common stock, at a price of $0.25 per share and warrants to purchase an aggregate of 10,000,000 shares of common stock at an exercise price of $0.32 per share. In conjunction with the issuance by the Company of senior convertible notes and warrants on June 25, 2008, certain anti-dilution provisions of the existing warrants were triggered. As a result, the number of existing warrants was increased from 10,000,000 to 14,551,577 and the related exercise price was decreased from $0.32 per share to $0.22 per share. Net cash proceeds to the Company (after offering costs of $123,784) were $2,376,216. On March 16, 2007, in order to fulfill its contractual obligations, the Company filed a registration statement with the Securities and Exchange Commission, under the Securities Act of 1933, as amended, to register for resale the shares of common stock issued and the shares of common stock issuable upon the exercise of the warrants sold in this private placement. The Company’s registration statement on Form SB-2 covering the securities sold in the private placement was declared effective on March 23, 2007. The Company is obligated to keep the registration statement

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

effective until the earlier of (i) such time as all of the shares covered by the prospectus have been sold or (ii) the date on which the shares may be resold pursuant to Rule 144(k) of the Securities Act of 1933 (the “Securities Act”). Except in the event of adverse market conditions and certain permitted delays, if the Company fails to maintain the effectiveness of the prospectus then it will be required to pay liquidated damages to the holders of shares registered there under in an amount equal to 1.0% of the aggregate amount invested by such holder for each 30-day period or pro rata for any portion thereof following the date by which such prospectus should have been effective.

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

(c)    Warrants

In conjunction with the sale of the 10% Senior Secured Convertible Notes on June 25, 2008 mentioned above,  the Company issued warrants to purchase an aggregate of 7,920,000 shares of Common Stock at an exercise price of $0.07 per share. The Warrants expire on June 25, 2015 and are not exercisable until the Company implements a reverse stock split, which requires the approval of its stockholders and the effectiveness of an amendment to its Articles of Organization to effect the reverse stock split.

(5)   INCOME TAXES

The provision for income taxes in the accompanying consolidated statements of operations consists of the minimum statutory state income tax liability of $912 and $914 for the years ended June 30, 2008 and 2007, respectively.

A reconciliation of the federal statutory rate to the Company’s effective tax rate for the two years ended June 30 is as follows:

	2008	2007
Income tax benefit at federal statutory rate	(34.0)%	(34.0)%

Increase (decrease) in tax resulting from- State taxes, net of federal benefit	(6.8)	(5.6)
Change in valuation allowance	43.0	42.3
Nondeductible items	1.1	0.6

Other	(3.2)	(3.3)
Effective tax rate	0.1%	0.0%

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The components of deferred tax assets and liabilities at June 30, 2008 and 2007 are approximately as follows:

	2008	2007
Deferred tax assets:
Net operating loss carry forwards	$2,035,000	$1,510,000
Tax credit carry forwards	96,000	58,000
Reserves and accruals not yet deducted for tax purposes	151,000	17,000
Total deferred tax assets	2,282,000	1,585,000
Valuation allowance	(2,282,000)	(1,585,000)

Net deferred tax asset	$––	$––

The Company has provided a valuation allowance to reduce the net deferred tax asset to an amount the Company believes is “more likely than not” to be realized. The valuation allowance decreased in fiscal 2008 by approximately $697,000.

At June 30, 2008, the Company had federal and state net operating loss carry forwards of approximately $4,400,000 and $4,100,000, respectively, which will, if not used, expire at various dates from 2009 through 2027. In addition, the Company had net operating loss carry forwards from its Hong Kong operations of approximately $1,500,000, which carry forward indefinitely.

(6)         PROFIT SHARING PLAN

The Company has a defined contribution 401K profit sharing plan. Employer profit sharing and matching contributions to the plan are discretionary. No employer profit sharing contributions were made to the plan in fiscal years 2008 and 2007. Employer matching contributions to the plan amounted to $17,473 and $42,335 for fiscal years 2008 and 2007, respectively.

(7)         CASH SURRENDER VALUE OF LIFE INSURANCE POLICIES

The Company maintains a whole life insurance policy for a senior executive, which policy is recorded at its cash surrender value. As of June 30, 2008 and June 30, 2007, the cash surrender value of these policies is $5,465 and $4,438, respectively.

(8)         SALE OF PRODUCT LINE

On January 18, 2008, the Company entered into an Asset Purchase Agreement for the sale of its custom optical thin film product line and completed the sale on the same date. The assets sold include equipment, certain inventory, intellectual property, and a customer list. The purchase price was $250,000, and the Company will also receive a royalty of 25% of revenues exceeding $300,000 annually from the purchased customer list for a three-year period. The Company recognized a gain of $210,549 from the sale of the product line, recorded in the quarter ended March 31, 2008.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A(T).      CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and our Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report on Form 10-K. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures, including internal control over financial reporting, were not effective as of June 30, 2008, to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended (i) is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are intended to be designed to provide reasonable assurance that such information is accumulated and communicated to our management.

Management’s Annual Report on Internal Control Over Financial Reporting

Our disclosure controls and procedures include components of our internal control over financial reporting. In designing and evaluating our disclosure controls and procedures management recognizes that any controls, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, with our Company have been detected.

Our management identified a control deficiency during the 2008 fiscal year because we lacked sufficient staff to segregate accounting duties.

A “material weakness” is defined as a significant deficiency, or a combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  A “significant deficiency” is a control deficiency, or a combination of control deficiencies, that adversely affects a company’s ability to initiate, authorize, record, process or report external financial data reliably in accordance with generally accepted accounting principles such that there is more than a remote likelihood that a misstatement of the annual or interim financial statements that is more than inconsequential will not be prevented or detected.

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting as of June 30, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.

Based on this assessment, we believe the control deficiency resulted primarily because we have the equivalent of one and one-half persons performing all accounting-related on-site duties.  As a result, we did not maintain adequate segregation of duties within our critical financial reporting applications, the related modules and financial reporting processes.  This control deficiency could result in a misstatement of balance sheet and income statement accounts in our interim or annual consolidated financial statements that would not be detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

Our management is in the process of actively addressing and remediating the material weakness in internal control over financial reporting described above. During the fiscal year ending June 30, 2009, we intend to undertake actions to remediate the material weakness identified to allow for appropriate checks and reviews of internal control record-keeping and reporting.

We believe that the step outlined above will strengthen our internal control over financial reporting and address the material weakness described above. As part of our 2009 assessment of internal control over financial reporting, our management will test and evaluate these additional controls to be implemented to assess whether they are operating effectively.

We intend to continue to remediate material weaknesses and enhance our internal controls but cannot guarantee that our efforts will result in remediation of our material weakness or that new issues will not be exposed in this process.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to the temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fourth quarter of our fiscal year covered by this annual report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.      OTHER INFORMATION.

None.

PART III

ITEM 10.      DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

We will furnish to the Securities and Exchange Commission a definitive Proxy Statement not later than 120 days after the close of our fiscal year ended June 30, 2008. The information required by this item, other than with respect to our Corporate Code of Ethics and Conduct, is incorporated herein by reference to the Proxy Statement.

A copy of our Corporate Code of Ethics and Conduct applicable to all employees, officers and directors of our Company, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, is included as Exhibit 14.1 to this report and can be obtained free of charge by contacting our Clerk, c/o Precision Optics Corporation, 22 East Broadway, Gardner, Massachusetts 01440.

ITEM 11.      EXECUTIVE COMPENSATION.

The information required by this item is incorporated herein by reference to the Proxy Statement.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this item is incorporated herein by reference to the Proxy Statement.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this item is incorporated herein by reference to the Proxy Statement.

ITEM 14.      PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this item is incorporated herein by reference to the Proxy Statement.

ITEM 15.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

a.               The following documents are filed as part of this 10-K:

1.  FINANCIAL STATEMENTS

The following documents are filed in Part II, Item 8 of this annual report on Form 10-K:

Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at June 30, 2008 and 2007

Consolidated Statements of Operations for the years ended June 30, 2008 and 2007

Consolidated Statements of Stockholders’ Equity for the years ended June 30, 2008 and 2007

Consolidated Statements of Cash Flows for the years ended June 30, 2008 and 2007

Notes to Consolidated Financial Statements

2.  FINANCIAL STATEMENT SCHEDULES

All financial statement schedules have been omitted as they are not required, not applicable, or the required information is otherwise included.

3.  EXHIBITS

The exhibits listed below are filed with or incorporated by reference in this report.

Exhibit	Description
2.1	Asset Purchase Agreement between the Company and Optometrics Corporation, dated January 18, 2008 (included as Exhibit 2.1 to the Form SB-2 filed March 16, 2007 and incorporated herein by reference).

3.1	Articles of Organization of the Company, as amended (included as Exhibit 3.1 to the Form SB-2 filed March 16, 2007 and incorporated herein by reference).

3.2	Bylaws of Precision Optics Corporation incorporated herein by reference to the Company’s 1991 Annual Report on Form 10-KSB.

4.1	Specimen Common Stock certificate incorporated herein by reference to the Company’s Registration Statement on Form S-18 (No. 33-36710-B).

4.2	Registration Rights Agreement, dated March 17, 2000 (included as Exhibit 4.4 to the Form S-3 filed April 28, 2000 and incorporated herein by reference).

4.3	Registration Rights Agreement, dated June 30, 1998 (included as Exhibit 4.9 to the Form 10-KSB filed September 29, 1998 and incorporated herein by reference).

4.4	Registration Rights Agreement, dated August 5, 1999 (included as Exhibit 4.7 to the Form 10-KSB filed September 28, 1999 and incorporated herein by reference).

4.5	Registration Rights Agreement, dated February 1, 2007 (included as Exhibit 4.1 to the Form 8-K filed February 2, 2007 and incorporated herein by reference).

4.6	Form of Warrant to Purchase Shares of Common Stock (included as Exhibit 4.2 to the Form 8-K filed February 2, 2007 and incorporated herein by reference).

4.7

Registration Rights Agreement by and among the Company and each investor named therein, dated June 25, 2008 (included as Exhibit 4.1 to the Form 8-K filed June 27, 2008 and incorporated herein by reference).

4.8	Form of Warrant, dated June 25, 2008 (included as Exhibit 4.2 to the Form 8-K filed June 27, 2008 and incorporated herein by reference).

4.9	Form of 10% Senior Secured Convertible Note, dated June 25, 2008 (included as Exhibit 4.2 to the Form 8-K filed June 27, 2008 and incorporated herein by reference).

10.1	Precision Optics Corporation, Inc. 1989 Stock Option Plan, as amended, incorporated herein by reference to the Company’s 1994 Annual Report on Form 10-KSB (No. 001-10647).

10.2	Three separate life insurance policies on the life of Richard E. Forkey, incorporated herein by reference to the Company’s Registration Statement on Form S-18 (No. 33-36710-B).

10.3	Precision Optics Corporation, Inc. 1997 Incentive Plan, as amended and restated (included as Exhibit 10.1 to the Form 10-QSB filed November 13, 2003 and incorporated herein by reference).

10.4	Securities Purchase Agreement between the Company and investors, dated March 13, 2000 (included as Exhibit 2.1 to the Form S-3 filed April 28, 2000 and incorporated herein by reference).

10.5	Form of Securities Purchase Agreement between the Company and investors (included as Exhibit 10.1 to the Form 8-K filed April 19, 2006 and incorporated herein by reference).

10.6	Employment Offer Letter from the Company to Michael T. Pieniazek, dated September 15, 2006 (included as Exhibit 10.1 to the Form 8-K filed September 21, 2006 and incorporated herein by reference).

10.7	Precision Optics Corporation, Inc. 2006 Equity Incentive Plan (included as Exhibit 99.1 to the Form 8-K filed December 4, 2006 and incorporated herein by reference).

10.8	Purchase Agreement between the Company and investors, dated February 1, 2007 (included as Exhibit 10.1 to the Form 8-K filed February 2, 2007 and incorporated herein by reference).

10.9	Form of Incentive Stock Option Certificate (included as Exhibit 10.1 to the Form 10-QSB filed February 14, 2007 and incorporated herein by reference).

10.10	Form of Nonstatutory Stock Option Certificate (included as Exhibit 10.2 to the Form 10-QSB filed February 14, 2007 and incorporated herein by reference).

10.11	Purchase Agreement by and among the Company and each investor named therein, dated June 25, 2008 (included as Exhibit 10.1 to the Form 8-K filed June 27, 2008 and incorporated herein by reference).

10.12

Pledge and Security Agreement by and among the Company and each investor named therein, dated June 25, 2008 (included as Exhibit 10.2 to the Form 8-K filed June 27, 2008 and incorporated herein by reference).

10.13	Consulting Agreement between the Company and Jack P. Dreimiller, dated as of August 15, 2008 (included as Exhibit 10.1 to the Form 8-K filed August 18, 2008 and incorporated herein by reference).

14.1	Precision Optics Corporation, Inc. Corporate Code of Ethics and Conduct (filed herewith).

21.1	Subsidiaries of the Registrant (filed herewith).

23.1	Consent of Independent Registered Public Accounting Firm (filed herewith).

23.2	Consent of Independent Registered Public Accounting Firm (filed herewith).

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 26, 2008	PRECISION OPTICS CORPORATION, INC.

	By:	/s/ Richard E. Forkey

Richard E. Forkey
Chairman of the Board,
Chief Executive Officer, President
and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Richard E. Forkey	Chairman of the Board, Chief Executive	September 26, 2008
Richard E. Forkey	Officer, President and Treasurer (Principal
Executive Officer)

/s/ Joseph N. Forkey	Executive Vice President, Chief Scientific	September 26, 2008
Joseph N. Forkey	Officer and Director

/s/ Donald A. Major	Director	September 26, 2008
Donald A. Major

/s/ Richard B. Miles	Director	September 26, 2008
Richard Miles

/s/ Joel R. Pitlor	Director	September 26, 2008
Joel R. Pitlor

/s/ Jack P. Dreimiller	Senior Vice President and Chief Financial	September 26, 2008
Jack P. Dreimiller	Officer (Principal Financial Officer and
Principal Accounting Officer)