Form 10-Q
period 2008-09-30
PRECISION OPTICS CORPORATION INC
filed 2008-11-14
CIK 867840

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer (Do not check if a smaller reporting company) ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The number of shares outstanding of the issuer’s common stock, par value $0.01 per share, at November 10, 2008 was 25,458,212 shares.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30, 2008	June 30, 2008
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$634,692	$885,988
Accounts Receivable, net	373,268	387,224
Inventories, net	624,585	608,431
Prepaid Expenses	15,990	36,749
Total Current Assets	1,648,535	1,918,392
PROPERTY AND EQUIPMENT
Machinery and Equipment	2,352,634	2,352,634
Leasehold Improvements	553,596	553,596
Furniture and Fixtures	149,738	149,738
Vehicles	42,343	42,343
	3,098,311	3,098,311

Less: Accumulated Depreciation	(2,946,944)	(2,935,922)
Net Property and Equipment	151,367	162,389
OTHER ASSETS
Cash surrender value of life insurance policies	5,465	5,465
Patents, net	191,034	195,391
Total Other Assets	196,499	200,856
TOTAL ASSETS	$1,996,401	$2,281,637
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts Payable	$404,572	$364,409
Customer Advances	21,543	91,105
Accrued Employee Compensation	320,368	293,497
Accrued Professional Services	39,922	94,312
Accrued Warranty Expense	25,000	25,000
Other Accrued Liabilities	—	912
Total Current Liabilities	811,405	869,235
10% Senior Secured Convertible Notes	195,779	10,304
STOCKHOLDERS’ EQUITY
Common Stock, $0.01 par value -
Authorized - 50,000,000 shares
Issued and Outstanding - 25,458,212 shares at September 30, 2008 and at June 30, 2008	254,582	254,582
Additional Paid-in Capital	37,919,317	37,905,257
Accumulated Deficit	(37,184,682)	(36,757,741)
Total Stockholders’ Equity	989,217	1,402,098

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,996,401	$2,281,637

The accompanying notes are an integral part of these consolidated financial statements.

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED

SEPTEMBER 30, 2008 AND 2007

(UNAUDITED)

	Three Months Ended September 30,
	2008	2007
Revenues	$659,735	$1,101,728

Cost of Goods Sold	355,593	795,434

Gross Profit	304,142	306,294

Research and Development Expenses, net	176,610	302,433

Selling, General and Administrative Expenses	371,949	475,512

Total Operating Expenses	548,559	777,945

Operating Loss	(244,417)	(471,651)

Interest Income	2,951	4,803

Interest Expense	(185,475)	—

Net Loss	$(426,941)	$(466,848)

Loss Per Share - Basic and Diluted	$(0.02)	$(0.02)

Weighted Average Common Shares Outstanding - Basic and Diluted	25,458,212	25,458,212

The accompanying notes are an integral part of these consolidated financial statements.

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED

SEPTEMBER 30, 2008 AND 2007

(UNAUDITED)

	Three Months Ended September 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(426,941)	$(466,848)
Adjustments to Reconcile Net Loss to Net Cash
Used In Operating Activities -
Depreciation and Amortization	18,036	27,847
Stock-based Compensation Expense	14,060	27,474
Non-cash Interest Expense	185,475	—
Changes in Operating Assets and Liabilities-
Accounts Receivable, net	13,956	144,069
Inventories	(16,154)	205,140
Prepaid Expenses	20,759	18,344
Accounts Payable	40,163	(124,012)
Customer Advances	(69,562)	—
Other Accrued Expenses	(28,431)	(84,547)
Net Cash Used In Operating Activities	(248,639)	(252,533)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of Property and Equipment	—	(22,045)
Increase in Other Assets	(2,657)	(25,872)
Net Cash Used In Investing Activities	(2,657)	(47,917)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(251,296)	(300,450)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	885,988	840,179

CASH AND CASH EQUIVALENTS, END OF PERIOD	$634,692	$539,729

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash Paid for-
Income Taxes	$—	$—

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

These consolidated financial statements have been prepared by the Company, without audit, and reflect normal recurring adjustments which, in the opinion of management, are necessary for a fair statement of the results of the first quarter of the Company’s fiscal year 2009. These consolidated financial statements do not include all disclosures associated with annual consolidated financial statements and, accordingly, should be read in conjunction with footnotes contained in the Company’s consolidated financial statements for the year ended June 30, 2008 together with the Report of Independent Registered Public Accounting Firm filed under cover of the Company’s 2008 Annual Report on Form 10-K.

The Company has sustained recurring net losses and negative cash flows from operations for several years. During the quarter ended September 30, 2008, the Company incurred a net loss of $426,941 and used cash in operations of $248,639. As of September 30, 2008, cash and cash equivalents were $634,692, accounts receivable were $373,268 and current liabilities were $811,405, resulting in a net liquid asset amount of $196,555.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.  During the latter part of fiscal year 2008, the Company implemented plans to reduce costs and to streamline operations in an effort to reduce net losses.  This has resulted in an increase in gross profit and simultaneous decreases in operating expenses, thereby reducing losses substantially, particularly in the third and fourth quarters of fiscal year 2008.  The Company believes that the recent introduction of several new products, along with new and on-going customer relationships, will generate additional revenues, which are required in order for the Company to achieve profitability. If these additional revenues are not achieved on a timely basis, the Company will be required and is prepared to implement further cost reduction measures, as necessary.

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

In February 2007, the Company completed a private placement, pursuant to which it sold an aggregate of 10,000,000 shares of common stock and warrants to purchase an aggregate of 10,000,000 shares of common stock at an exercise price of $0.32 per share. Net cash proceeds to the Company (after offering costs of $123,784) were $2,376,216 (see Note 4). In June 2008, the Company issued Senior Secured Convertible Notes and Warrants, raising cash proceeds of $600,000.

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

Loss Per Share

Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. For the three months ended September 30, 2008 and 2007, the effect of stock options and warrants was antidilutive; therefore, they were not included in the computation of diluted loss per share. The number of shares issuable upon the exercise of outstanding stock options and warrants that were excluded from the computation as their effect would be antidilutive were approximately 24,770,323 and 12,532,583 for the three months ended September 30, 2008 and 2007, respectively.

Revenue Recognition

The Company recognizes revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104, Revenue Recognition (“SAB No. 104”) which requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the price to the buyer is fixed or determinable; and (4) collectibility is reasonably assured. The Company’s shipping terms are customarily FOB shipping point. The Company’s revenue recognition practices comply with the guidance in the bulletin.

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

SFAS 123(R) requires the Company to estimate the fair value of stock based awards on the date of grant using an option pricing model. The Company adopted SFAS 123(R) using the modified prospective transition method which required the application of the accounting standard starting July 1, 2006, the first day of the Company’s fiscal year 2007. Prior period information has not been restated to reflect the fair value method of expensing stock-based awards.

Recent Accounting Pronouncements

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 162”). SFAS No. 162 identifies the sources of accounting principles and provides entities with a framework for selecting the principles used in preparation of financial statements that are presented in conformity with GAAP. The current GAAP hierarchy has been criticized because it is directed to the auditor rather than the entity, it is complex, and it ranks FASB Statements of Financial Accounting Concepts, which are subject to the same level of due process as FASB Statements of Financial Accounting Standards, below industry practices that are widely recognized as generally accepted but that are not subject to due process. The FASB believes the GAAP hierarchy should be directed to entities because it is the entity (not its auditors) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. The adoption of FASB 162 is not expected to have any impact on the Company’s financial position.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 introduces significant changes in the accounting and reporting for business acquisitions and noncontrolling interest (“NCI”) in a subsidiary. SFAS 160 also changes the accounting and reporting for the deconsolidation of a subsidiary. Companies are required to adopt the new standard for fiscal years beginning after January 1, 2009. The Company expects the adoption of this standard will have no impact on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (SFAS No. 141(R)), which replaces SFAS No. 141. SFAS No. 141(R) establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) is to be applied prospectively to business combinations for which the acquisition date is on or after an entity’s fiscal year that begins after December 15, 2008; July 1, 2009 for the Company. The impact of this Statement on the Company’s financial position, results of operations and cash flows will be dependent on the terms, conditions and details of such acquisitions.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which allows the Company to choose to measure selected financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007; July 1, 2008 for the Company. The Company is in the process of evaluating the impact of this authoritative guidance on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which provides a single definition of fair value, and requires additional disclosure about the use of fair value to measure assets and liabilities. SFAS No. 157 emphasizes that fair value is a market-based measurement defined as the price that would be received to sell an asset or liability in an orderly transaction between market participants at the measurement date. Thus, SFAS No. 157 adheres to a definition of fair value based upon exit price as opposed to entry price, i.e. the price paid to acquire an asset or liability. This pronouncement is effective for fiscal years beginning after November 15, 2007; July 1, 2008 for the Company. The Company is in the process of evaluating the impact of this authoritative guidance on its consolidated financial statements.

2. INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

	September 30, 2008	June 30, 2008
Raw Materials	$329,234	$347,298
Work-In-Progress	232,593	177,464
Finished Goods	62,758	83,669
Total Inventories	$624,585	$608,431

3. 10% SENIOR SECURED CONVERTIBLE NOTES

The 10% Senior Secured Convertible Notes consist of the following:

	September 30, 2008	June 30, 2008
10% Senior Secured Convertible Notes issued on June 25, 2008, convertible into common stock at $0.05 per share, bearing interest at 10% per annum. Outstanding principal and accrued interest are due at maturity, June 25, 2010.	$600,000	$600,000
Accrued interest – 10% coupon	15,833	833
Unamortized discount	(420,054)	(590,529)
	$195,779	$10,304

In June 2008, the Company issued Senior Secured Convertible Notes and Warrants, raising cash proceeds of $600,000.  The proceeds were allocated between the Notes and Warrants based on relative fair values. The value of the Warrants was recorded as a discount to the Notes, with a corresponding increase to additional paid-in capital. The fair value of the Warrants was determined using the Black-Scholes method, with the following assumptions:

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

The following summarizes the discount on 10% Senior Secured Convertible Notes:

	September 30, 2008	June 30, 2008

Discount – beginning balance	$590,529	$—
Proceeds allocated to warrants	—	399,000
Beneficial conversion feature – intrinsic value	—	201,000
Less: amortization of discount	(170,475)	(9,471)
Discount – ending balance	$420,054	$590,529

4.  STOCK-BASED COMPENSATION

The Company accounts for stock based compensation in accordance with SFAS No. 123(R), Accounting for Stock-Based Compensation (“SFAS No. 123(R)”), which requires the measurement and recognition of all compensation costs for all stock-based awards made to employees and the Board of Directors based upon fair value over the requisite service period for awards expected to vest.

SFAS 123(R) requires the Company to estimate the fair value of stock-based awards on the date of grant using an option pricing model. The Company adopted SFAS 123(R) using the modified prospective transition method which required the application of the accounting standard starting July 1, 2006, the first day of the Company’s fiscal year 2007.

Stock-based compensation costs recognized during the three month periods ended September 30, 2008 and 2007 amounted to $14,060 and $27,474, respectively, and was included in the accompanying consolidated statements of operations in: (1) selling, general and administrative expenses (2008 - $9,808; 2007 - $22,014), cost of goods sold (2008 - $3,563; 2007 - $4,061), and research and development expenses, net (2008 - $689; 2007 - $1,399).  No compensation has been capitalized because such amounts would have been immaterial. There was no net income tax benefit recognized related to such compensation for the three month periods ended September 30, 2008 and 2007, as the Company is currently in a loss position. There were no options granted during the three month periods ended September 30, 2008 and 2007.

As of September 30, 2008, the unrecognized compensation costs related to options vesting will be primarily recognized over a period of approximately 3 years:

OPTIONS	2009	2010	2011	Total

Compensation Expense	$56,843	$12,703	$12,703	$82,249

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

Upon adoption of SFAS 123(R), in accordance with Staff Accounting Bulletin No. 107, Share-Based Payment, the Company selected the Black-Scholes option pricing model as the most appropriate method for determining the estimated fair value for the stock awards. The Black-Scholes method of valuation requires several assumptions: (1) the expected term of the stock award, (2) the expected future stock volatility over the expected term and (3) risk-free interest rate. The expected term represents the expected period of time the Company believes the options will be outstanding based on historical information. Estimates of expected future stock price volatility are based on the historic volatility of the Company’s common stock and the risk free interest rate is based on the U.S. Zero-Bond rate. The Company utilizes a forfeiture rate based on an analysis of the Company’s actual experience. The fair value of options at date of grant was estimated with the following assumptions:

	Year Ended
	June 30, 2008	June 30, 2007
Assumptions:
Option life	5.3 years	5.3 years
Risk-free interest rate	4.84%	4.67%
Stock volatility	147%	108%
Dividend yield	-0-	-0-
Weighted average fair value of grants	$0.29	$0.22

Stock Option and Other Compensation Plans:

The type of stock-based payments currently utilized by the Company is stock options.

The Company has various stock option and other compensation plans for directors, officers, and employees. The Company has the following stock option plans outstanding as of September 30, 2008: the Amended and Restated 1997 Incentive Plan and the 2006 Equity Incentive Plan. Vesting periods are at the discretion of the Board of Directors and typically average five years. Options under these plans are granted at fair market value and have a term of ten years from the date of grant.

During fiscal 2007, the stockholders approved an equity incentive plan (the “2006 Incentive Plan”), which provides eligible participants (certain employees, directors, consultants, etc.) the opportunity to receive a broad variety of equity based and cash awards. Options granted vest and are exercisable for periods determined by the Board of Directors, not to exceed 10 years from the date of grant. A total of 3,497,438 shares of common stock have been reserved for issuance under the 2006 Incentive Plan. At September 30, 2008, a total of 70,000 stock options were outstanding and 3,427,438 shares of common stock were available for future grants under the 2006 Incentive Plan.

During fiscal 1998, the stockholders approved an equity incentive plan (the “1997 Incentive Plan”), which provided eligible participants (certain employees, directors, consultants, etc.) the opportunity to receive a broad variety of equity based and cash awards. Options granted vest and are exercisable for periods determined by the Board of Directors, not to exceed 10 years from the date of grant. Options for a total of 2,228,746 shares of common stock were outstanding at September 30, 2008 under the 1997 Incentive Plan, as amended and restated in fiscal year 2006. Prior to the adoption of the 2006 Incentive Plan, 225,000 stock options were granted in fiscal year 2007 under the 1997 Incentive Plan. Upon the adoption of the 2006 Incentive Plan, no new awards were granted under the 1997 Plan. No shares are available for future grants under the Company’s 1997 Incentive Plan.

The following tables summarize stock option activity during the first three months of fiscal year 2009:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Life

Outstanding at June 30, 2008	2,430,080	$0.63	7.56 years
Grants	—
Exercises	—
Cancellations	(131,334)	0.26
Outstanding at September 30, 2008	2,298,746	$0.65	$7.27 years

Information related to the stock options outstanding as of September 30, 2008 is as follows:

Range of Exercise Prices	Number of Shares	Weighted-Average Remaining Contractual Life (years)	Weighted-Average Exercise Price	Exercisable Number of Shares	Exercisable Weighted-Average Exercise Price
$0.25	40,000	8.17	$0.25	40,000	$0.25
$0.30	30,000	9.16	0.30	30,000	0.31
$0.46	20,000	7.17	0.46	20,000	0.46
$0.55	1,274,746	7.61	0.55	993,547	0.55
$0.83	934,000	6.71	0.83	934,000	0.83
$0.25-$0.83	2,298,746	7.27	$0.65	2,017,547	$0.67

The aggregate intrinsic value of the Company’s “in-the-money” outstanding and exercisable options as of June 30, 2008 was $0 and $0, respectively, and as of September 30, 2007 was $0 and $0, respectively.

5.   STOCKHOLDERS’ EQUITY

Sale of Stock

In February 2007, the Company completed a private placement with institutional and other accredited investors pursuant to which it sold an aggregate of 10,000,000 shares of common stock, at a price of $0.25 per share and warrants to purchase an aggregate of 10,000,000 shares of common stock at an exercise price of $0.32 per share. In conjunction with the issuance by the Company of senior convertible notes and warrants on June 25, 2008, certain anti-dilution provisions of the existing warrants were triggered. As a result, the number of existing warrants was increased from 10,000,000 to 14,551,577 and the related exercise price was decreased from $0.32 per share to $0.22 per share. Net cash proceeds to the Company (after offering costs of $123,784) were $2,376,216. On March 16, 2007, in order to fulfill its contractual obligations, the Company filed a registration statement with the Securities and Exchange Commission, under the Securities Act of 1933, as amended, (the “Securities Act”) to register for resale the shares of common stock issued and the shares of common stock issuable upon the exercise of the warrants sold in this private placement. The Company’s registration statement on Form SB-2 covering the securities sold in the private placement was declared effective on March 23, 2007. The Company is obligated to keep the registration statement effective until the earlier of (i) such time as all of the shares covered by the prospectus have been sold or (ii) the date on which the shares may be resold without restriction pursuant to Rule 144 of the Securities Act. Except in the event of adverse market conditions and certain permitted delays, if the Company fails to maintain the effectiveness of the prospectus then it will be required to pay liquidated damages to the holders of shares registered thereunder in an amount equal to 1.0% of the aggregate amount invested by such holder for each 30-day period or pro rata for any portion thereof following the date by which such prospectus should have been effective.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Important Factors Regarding Forward-Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements that involve risks and uncertainties.  You should not place undue reliance on these forward-looking statements.  Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including the risks described in this report and other reports we file with the Securities and Exchange Commission.  Although we believe the expectations reflected in the forward-looking statements are reasonable, they relate only to events as of the date on which the statements are made.  We do not intend to update any of the forward-looking statements after the date of this document to conform these statements to actual results or to changes in our expectations, except as required by law.

The following discussion and analysis should be read in conjunction with the Financial Statements and Notes thereto, and other financial information included elsewhere in this quarterly report on Form 10-Q.

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

We are certified to the ISO 9001 and ISO 13485 Quality Standards and comply with the FDA Good Manufacturing Practices and the European Union Medical Device Directive for CE marking of our medical products. Our internet website is www.poci.com. Information contained on our website does not constitute part of this quarterly report.

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

Critical Accounting Policies and Estimates

General

Management’s discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America, referred to as U.S. GAAP. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Stock-Based Compensation

On July 1, 2006, we adopted SFAS No. 123(R), Accounting for Stock Based Compensation (“SFAS No. 123(R)”), which requires the measurement and recognition of all compensation costs for all stock-based awards made to employees and the Board of Directors based upon fair value over the requisite service period for awards expected to vest.

SFAS 123(R) requires us to estimate the fair value of stock-based awards on the date of grant using an option pricing model. We adopted SFAS 123(R) using the modified prospective transition method which required the application of the accounting standard starting July 1, 2006, the first day of our fiscal year 2007. Prior period information has not been restated to reflect the fair value method of expensing stock-based awards.

Recent Accounting Pronouncements

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 162”). SFAS No. 162 identifies the sources of accounting principles and provides entities with a framework for selecting the principles used in preparation of financial statements that are presented in conformity with GAAP. The current GAAP hierarchy has been criticized because it is directed to the auditor rather than the entity, it is complex, and it ranks FASB Statements of Financial Accounting Concepts, which are subject to the same level of due process as FASB Statements of Financial Accounting Standards, below industry practices that are widely recognized as generally accepted but that are not subject to due process. The FASB believes the GAAP hierarchy should be directed to entities because it is the entity (not its auditors) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. The adoption of FASB 162 is not expected to have any impact on our financial position.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 introduces significant changes in the accounting and reporting for business acquisitions and noncontrolling interest (“NCI”) in a subsidiary. SFAS 160 also changes the accounting and reporting for the deconsolidation of a subsidiary. Companies are required to adopt the new standard for fiscal years beginning after January 1, 2009. We expect the adoption of this standard will have no impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (SFAS No. 141(R)), which replaces SFAS No. 141. SFAS No. 141(R) establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) is to be applied prospectively to business combinations for which the acquisition date is on or after an entity’s fiscal year that begins after December 15, 2008; July 1, 2009 for our Company. The impact of this Statement on our financial position, results of operations and cash flows will be dependent on the terms, conditions and details of such acquisitions.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which allows us to choose to measure selected financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007; July 1, 2008 for our Company. We are in the process of evaluating the impact of this authoritative guidance on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which provides a single definition of fair value, and requires additional disclosure about the use of fair value to measure assets and liabilities. SFAS No. 157 emphasizes that fair value is a market-based measurement defined as the price that would be received to sell an asset or liability in an orderly transaction between market participants at the measurement date. Thus, SFAS No. 157 adheres to a definition of fair value based upon exit price as opposed to entry price, i.e. the price paid to acquire an asset or liability. This pronouncement is effective for fiscal years beginning after November 15, 2007; July 1, 2008 for our Company. We are in the process of evaluating the impact of this authoritative guidance on our consolidated financial statements.

Results of Operations

During the latter part of fiscal year 2008, we implemented plans to reduce costs, including workforce reductions, and to streamline operations in an effort to reduce net losses. These efforts resulted in an increase in gross profit and a simultaneous decrease in operating expense beginning in the third quarter of fiscal year 2008 and continuing with the first quarter of fiscal year 2009. Excluding the effect of the gain on sale of product line in January 2008, operating loss for the quarter ended September 30, 2008 was the lowest of any quarter in the last twelve years. We anticipate continuing the measures taken to contain costs, and to continue our review of other expense areas to determine where additional reductions in discretionary spending can be achieved.

Our total revenues for the quarter ended September 30, 2008, the first quarter of fiscal year 2009, were $659,735, a decrease of $441,993 or 40.1% from the same period last year. The decrease was due principally to shipments to a significant new customer of an advanced surgical visualization system in the quarter ended September 30, 2007, partially offset by sales of a new fiber scope utilizing our micro-precisionTM lens technology in the quarter ended September 30, 2008.  Although there were no shipments of the advanced surgical visualization system in the quarter ended September 30, 2008, we resumed shipments of this product in the quarter ending December 31, 2008.

Revenues from our largest customers, as a percentage of total revenues, for the three months ended September 30, 2008 and 2007, were as follows:

	2008	2007
Customer A	21%	—%
Customer B	19	9
Customer C	17	7
Customer D	13	4
Customer E	—	56
All Others	30	24
	100%	100%

No other customer accounted for more than 10% of the Company’s revenues during those periods.

Gross profit for the quarter ended September 30, 2008 was $304,142, which reflects a reduction of $2,152, compared to the quarter ended September 30, 2007. Gross profit for the quarter ended September 30, 2008 as a percentage of revenues increased from 27.8% for the quarter ended September 30, 2007 to 46.1% in the current quarter. The favorable change in our gross profit percentage was due primarily to increased manufacturing efficiencies, favorable change in product mix and certain cost containment plans implemented in fiscal year 2008 as described more fully below, partially offset by lower sales volume.

Research and development expenses were $176,610 for the quarter ended September 30, 2008, compared to $302,433 for the same period last year, a reduction of $125,823 or 41.6%. The decrease was due primarily to the implementation of certain cost containment plans in fiscal year 2008 including workforce reductions, deferment of certain development initiatives, increased reimbursements from customers for product development activities and increased focus on a limited number of products and technologies expected to provide near term revenues. Quarterly research and development expenses depend on our assessment of new product opportunities and available resources. Research and development expenses were net of reimbursement of related costs of $89,030 and $1,000 during the quarters ended September 30, 2008 and 2007, respectively.

Selling, general and administrative expenses were $371,949, a decrease of $103,563, or 21.8%, for the quarter ended September 30, 2008 compared to the same period last year. The decrease was due primarily to the implementation of certain cost containment plans in fiscal year 2008 including workforce reductions, as mentioned above.

Interest income decreased by $1,852, or 38.6%, for the quarter ended September 30, 2008 compared to the same period last year. The decrease was due to a lower base of cash and cash equivalents partially offset by higher interest rates.

Interest expense increased by $185,475 for the quarter ended September 30, 2008 compared to the same period last year. The increase was due to the accrual of non-cash interest expense (including the amortization of debt discount) on the 10% Senior Secured Convertible Notes issued on June 25, 2008.

No income tax provision was recorded in the first quarter of fiscal year 2009 or 2008 because of the losses generated in those periods.

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

We have traditionally funded working capital needs through product sales, management of working capital components of our business, and by cash received from public and private offerings of our common stock, warrants to purchase shares of our common stock and convertible notes. We have incurred quarter to quarter operating losses during our efforts to develop current products including endoscopes, image couplers, beamsplitters, thin film coatings, night vision and micro-optic lenses, prisms and assemblies for various applications and utilizing a number of proprietary and patent-pending technologies including Lenslock TM endoscope and micro-precision TM lens technologies. Our management expects that such operating losses will continue through fiscal year 2009 and until sales increase to breakeven and profitable levels. Our management also believes that the opportunities represented by these products have the potential to generate sales increases to achieve breakeven and profitable results.  Excluding the effect of the gain on sale of product line in January 2008, operating loss for the quarter ended September 30, 2008 was the lowest of any quarter in the last twelve years.

Our current financial condition may raise doubt among potential equity investors, customers and suppliers regarding our ability to continue as a going concern, as referenced by the Report of Independent Registered Public Accounting Firm on our financial statements for the year ended June 30, 2008, included in our annual report on Form 10-K.  We may not be able to obtain working capital funds necessary in the time frame needed and at satisfactory terms to correct the going concern issue.

As of September 30, 2008, cash and cash equivalents were $634,692, accounts receivable were $373,268 and current liabilities were $811,405, resulting in a net liquid asset amount of $196,555. We believe that the introduction of several new products during the last four fiscal years, along with new and on-going customer relationships, will continue to generate additional revenues, which are required in order for us to achieve profitability. If these additional revenues are not achieved on a timely basis, we will be required and are prepared to implement further cost reduction measures, as necessary.

Contractual cash commitments for the fiscal years subsequent to June 30, 2008 are summarized as follows:

	2009	2010	Thereafter	Total
Operating Leases	$25,300	$5,600	$1,900	$32,800
Principal and Interest (1)	—	720,000	—	720,000
Totals	$25,300	$725,600	$1,900	$752,800

(1)  This amount may be reduced to the extent the 10% Senior Secured Convertible Notes are converted into common stock.

We have contractual cash commitments related to open purchase orders at September 30, 2008 of approximately $240,000.

We generally provide a standard one-year warranty on materials and workmanship to our customers. We provide for estimated warranty costs at the time product revenue is recognized. Warranty costs are included as a component of cost of goods sold in the accompanying consolidated statements of operations. For the three month periods ended September 30, 2008 and 2007, warranty costs were not significant.

Trends and Uncertainties That May Affect Future Results

Our fiscal year 2008 revenues were the highest in seven years. This was due in large part to shipments of the advanced surgical visualization system discussed in results of operations above, the design of which relies heavily on our world-class medical optics technologies, specifically in the area of advanced optical endoscopic instrumentation. We expect our recent pattern of quarter-to-quarter revenue fluctuations to continue, due to the introductory stage of many of our products and the unpredictable timing of orders from customers and the size of those orders in relation to total revenues. Contingent on available funding, we intend to continue to develop and commercialize new products and technical innovations, in particular:

•                  a new generation of endoscopes that incorporate Lenslock TM technology (patent pending);

•                  new components and instruments utilizing our new micro-precision TM lens technology (patent pending) for optical components and endoscopes under 1 mm;

•                  new custom medical products; and

•                  new night vision lenses.

However, if we do not have sufficient capital to develop and commercialize these products, our future revenues may decline because we cannot offer the innovative products the market is seeking.  Over the past few years, we have implemented significant changes in new product and technology development by shifting the emphasis of research and development efforts from developing underlying technologies to commercialization of the applications of these new technologies. These have already been realized to some degree in a number of areas. Over the past two to three years, our efforts have produced revenues from our new micro-precision TM lens products and new Lenslock TM endoscopes. Recent initiatives in the area of micro-precision TM lenses address specific customer opportunities in different medical specialty applications. In endoscope technologies, we continue new product offerings in our Lenslock TM product line. Since December 2005, we have shipped over 400 ENT endoscopes with diameter of 2.7 mm that incorporate Lenslock TM technology. We recently completed prototypes of our 4 mm Lenslock TM sinuscope, and 5 mm Lenslock TM laproscope, and are actively pursuing development of our new 4 mm Lenslock TM wide field arthroscope. We believe that our Lenslock TM technology has advantages over competitive products due to ease of manufacture and repair, superior image quality, significant cost effectiveness and quality of repair.  We anticipate that further incorporating this technology into our endoscope product line will lead to increased sales.

Going forward, we intend to focus our development efforts on products we believe offer the best prospects to increase our near-term revenues. An example beyond the new instruments mentioned above includes the lenses we developed for a new color Night Vision system that we are beginning to manufacture in pre-production quantities.

For the quarter ended September 30, 2008, our cash and cash equivalents decreased by $251,296 compared to an increase of $651,426 for the previous quarter ended June 30, 2008 as a result of negative cash flows from operating activities. If our cash reserves continue to decrease, we will be required to seek additional funding. The sale of additional equity or convertible debt securities would result in additional dilution to our stockholders, and debt financing, if available, may involve restrictive covenants that could restrict our operations or finances. Financing may not be available in amounts or on terms acceptable to us, if at all. If we cannot raise funds on acceptable terms or achieve positive cash flow, we may not be able to continue to conduct operations, develop new products, grow market share, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements, any of which would negatively impact our business, operating results and financial condition.

Our capital equipment expenditures during the quarter ended September 30, 2008 were $0 compared to $22,045 for the same period in 2007. Future capital equipment expenditures will depend on future sales and success of on-going research and development efforts.

Section 404 of the Sarbanes-Oxley Act of 2002, requiring companies to report on the effectiveness of internal controls over financial reporting, first applied to our annual report on Form 10-K for the fiscal year ended June 30, 2008. We expect our operating expense may increase as a result of the costs associated with the implementation of and maintaining compliance with Section 404.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a Smaller Reporting Company as defined by Rule 12b-2 of the Exchange Act and in Item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this Item.

Item 4T. Controls and Procedures.

As of the end of the period covered by this quarterly report, our Principal Executive Officer and Principal Financial Officer have conducted an evaluation of our disclosure controls and procedures. Based on their evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures are not effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the applicable Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including our Principal Executive Officer and our Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure. This conclusion was based on the existence of a material weakness in our internal control over financial reporting previously disclosed and discussed below.

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

As previously disclosed in our annual report on Form 10-K for the fiscal year ended June 30, 2008, our management identified a control deficiency during the 2008 fiscal year because we lacked sufficient staff to segregate accounting duties. We believe the control deficiency resulted primarily because we have the equivalent of one and one-half persons performing all accounting-related on-site duties.  As a result, we did not maintain adequate segregation of duties within our critical financial reporting applications, the related modules and financial reporting processes.  This control deficiency could result in a misstatement of balance sheet and income statement accounts in our interim or annual consolidated financial statements that would not be detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

To address and remediate the material weakness in internal control over financial reporting described above, beginning with the quarter ended September 30, 2008, we instituted a procedure whereby our President, our executive Vice President and other members of the Board of Directors perform a higher level review of the quarterly report on Form 10-Q prior to filing.

We believe that the step outlined above will strengthen our internal control over financial reporting and mitigate the material weakness described above. As part of our 2009 assessment of internal control over financial reporting, our management will evaluate this additional control to assess whether it is operating effectively. We intend to continue to remediate material weaknesses and enhance our internal controls but cannot guarantee that our efforts will result in elimination of our material weakness or that new issues will not be exposed in this process.

Other than the additional control procedure mentioned above, there was no change in our internal control over financial reporting during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A. Risk Factors.

There have been no material changes from risk factors as previously disclosed in our annual report on Form 10-K in response to Item 1A. to Part 1 of Form 10-K.

Items 2. Unregistered Sales of Equity Securities and Use of Proceeds.

We did not issue any unregistered securities during the quarter ended September 30, 2008.

Item 3. Defaults Upon Senior Securities.

As of September 30, 2008, we are not in default with respect to any indebtedness.

Item 4. Submission of Matters to a Vote of Security Holders.

During the quarter ended September 30, 2008, we did not submit any matters to a vote of security holders.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit	Description

3.1	Articles of Organization of the Company, as amended (included as Exhibit 3.1 to the Form SB-2 filed March 16, 2007 and incorporated herein by reference).

3.2	Bylaws of Precision Optics Corporation incorporated herein by reference to the Company’s 1991 Annual Report on Form 10-KSB.

4.1	Specimen Common Stock certificate incorporated herein by reference to the Company’s Registration Statement on Form S-18 (No. 33-36710-B).

4.2	Registration Rights Agreement, dated March 17, 2000 (included as Exhibit 4.4 to the Form S-3 filed April 28, 2000 and incorporated herein by reference).

4.3	Registration Rights Agreement, dated June 30, 1998 (included as Exhibit 4.9 to the Form 10-KSB filed September 29, 1998 and incorporated herein by reference).

4.4	Registration Rights Agreement, dated August 5, 1999 (included as Exhibit 4.7 to the Form 10-KSB filed September 28, 1999 and incorporated herein by reference).

4.5	Registration Rights Agreement, dated February 1, 2007 (included as Exhibit 4.1 to the Form 8-K filed February 2, 2007 and incorporated herein by reference).

4.6	Form of Warrant to Purchase Shares of Common Stock (included as Exhibit 4.2 to the Form 8-K filed February 2, 2007 and incorporated herein by reference).

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

PRECISION OPTICS CORPORATION, INC.

Date: November 14, 2008	By:	/s/ Richard E. Forkey
Richard E. Forkey
Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2008	By:	/s/ Jack P. Dreimiller
Jack P. Dreimiller
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)