Form 10-Q
period 2008-12-31
PRECISION OPTICS CORPORATION INC
filed 2009-02-17
CIK 867840

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

or

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

The number of shares outstanding of issuer’s common stock, par value $0.01 per share, at February 10, 2009 was 1,018,411 shares.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	December 31, 2008	June 30, 2008
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$339,124	$885,988
Accounts Receivable, net	679,347	387,224
Inventories, net	626,660	608,431
Prepaid Expenses	52,417	36,749
Total Current Assets	1,697,548	1,918,392
PROPERTY AND EQUIPMENT
Machinery and Equipment	2,352,634	2,352,634
Leasehold Improvements	553,596	553,596
Furniture and Fixtures	149,738	149,738
Vehicles	42,343	42,343
	3,098,311	3,098,311

Less: Accumulated Depreciation	(2,954,449)	(2,935,922)
Net Property and Equipment	143,862	162,389
OTHER ASSETS
Cash surrender value of life insurance policies	5,465	5,465
Patents, net	186,415	195,391
Total Other Assets	191,880	200,856
TOTAL ASSETS	$2,033,290	$2,281,637
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts Payable	$416,356	$364,409
Customer Advances	12,393	91,105
Accrued Employee Compensation	370,518	293,497
Accrued Professional Services	38,927	94,312
Accrued Warranty Expense	25,000	25,000
Other Accrued Liabilities	—	912
Total Current Liabilities	863,194	869,235
10% Senior Secured Convertible Notes	334,354	10,304
STOCKHOLDERS’ EQUITY
Common Stock, $0.01 par value -
Authorized - 50,000,000 shares
Issued and Outstanding — 1,018,411 shares at December 31, 2008 and at June 30, 2008	10,184	10,184
Additional Paid-in Capital	38,184,107	38,149,655
Accumulated Deficit	(37,358,549)	(36,757,741)
Total Stockholders’ Equity	835,742	1,402,098

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,033,290	$2,281,637

The accompanying notes are an integral part of these consolidated financial statements.

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED

DECEMBER 31, 2008 AND 2007

(UNAUDITED)

	Three Months Ended December 31,		Six Months Ended December 31,
	2008	2007	2008	2007
Revenues	$960,714	$579,633	$1,620,449	$1,681,361

Cost of Goods Sold	470,429	489,607	826,026	1,285,041
Gross Profit	490,285	90,026	794,423	396,320

Research and Development Expenses, net	139,070	241,962	315,680	544,395

Selling, General and Administrative Expenses	387,982	544,512	759,931	1,020,024

Total Operating Expenses	527,052	786,474	1,075,611	1,564,419

Operating Loss	(36,767)	(696,448)	(281,188)	(1,168,099)

Interest Income	1,479	2,988	4,430	7,791

Interest Expense	(138,575)	—	(324,050)	—

Net Loss	$(173,863)	$(693,460)	$(600,808)	$(1,160,308)

Loss Per Share - Basic and Diluted	$(0.17)	$(0.68)	$(0.59)	$(1.14)

Weighted Average Common Shares Outstanding - Basic and Diluted	1,018,411	1,018,411	1,018,411	1,018,411

The accompanying notes are an integral part of these consolidated financial statements.

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED

DECEMBER 31, 2008 AND 2007

(UNAUDITED)

	Six Months Ended December 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(600,808)	$(1,160,308)
Adjustments to Reconcile Net Loss to Net Cash
Used In Operating Activities -
Depreciation and Amortization	32,565	106,686
Stock-based Compensation Expense	34,452	61,738
Non-cash Interest Expense	324,050	—
Changes in Operating Assets and Liabilities-
Accounts Receivable, net	(292,123)	500,966
Inventories	(18,229)	224,853
Prepaid Expenses	(15,668)	(34,469)
Accounts Payable	51,947	(97,674)
Customer Advances	(78,712)	—
Other Accrued Expenses	20,724	(84,797)
Net Cash Used In Operating Activities	(541,802)	(483,005)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of Property and Equipment	—	(22,306)
Increase in Other Assets	(5,062)	(28,177)
Net Cash Used In Investing Activities	(5,062)	(50,483)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(546,864)	(533,488)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	885,988	840,179

CASH AND CASH EQUIVALENTS, END OF PERIOD	$339,124	$306,691

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash Paid for-Income Taxes	$912	$912

The accompanying notes are an integral part of these consolidated financial statements.

PRECISION OPTICS CORPORATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Operations

The accompanying consolidated financial statements include the accounts of Precision Optics Corporation, Inc. and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. All shares and per share data reflect the one-for-twenty-five reverse stock split that became effective on December 11, 2008.

These consolidated financial statements have been prepared by the Company, without audit, and reflect normal recurring adjustments which, in the opinion of management, are necessary for a fair statement of the results of the second quarter of the Company’s fiscal year 2009. These consolidated financial statements do not include all disclosures associated with annual consolidated financial statements and, accordingly, should be read in conjunction with footnotes contained in the Company’s consolidated financial statements for the year ended June 30, 2008 together with the Report of Independent Registered Public Accounting Firm filed under cover of the Company’s 2008 Annual Report on Form 10-K.

The Company has sustained recurring net losses and negative cash flows from operations for several years. During the six months ended December 31, 2008, the Company incurred a net loss of $600,808 and used cash in operations of $541,802. As of December 31, 2008, cash and cash equivalents were $339,124, accounts receivable were $679,347 and current liabilities were $863,194.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.  During the latter part of fiscal year 2008, the Company implemented plans to reduce costs and to streamline operations in an effort to reduce net losses.  This has resulted in an increase in gross profit and simultaneous decreases in operating expenses, thereby reducing losses substantially.  The Company believes that the recent introduction of several new products, along with new and on-going customer relationships, will generate additional revenues, which are required in order for the Company to achieve profitability. If these additional revenues are not achieved on a timely basis, the Company will be required and is prepared to implement further cost reduction measures, as necessary.

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

In June 2008, the Company issued $600,000 of Senior Secured Convertible Notes and warrants to purchase an aggregate of  316,800 shares of common stock at an exercise price of $1.75 per share, raising cash proceeds of $600,000.  In February 2007, the Company completed a private placement, pursuant to which it sold an aggregate of 400,000 shares of common stock and warrants to purchase an aggregate of  400,000 shares of common stock at an exercise price of $8.00 per share. Net cash proceeds to the Company (after offering costs of $123,784) were $2,376,216.

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

Loss Per Share

Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. For the three and six months ended December 31, 2008 and 2007, the effect of stock options and warrants was antidilutive; therefore, they were not included in the computation of diluted loss per share. The number of shares issuable upon the exercise of outstanding stock options and warrants that were excluded from the computation as their effect would be antidilutive were approximately 991,800 and 502,500 for the three and six months ended December 31, 2008 and 2007, respectively.

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

SFAS 123(R) requires us to estimate the fair value of stock-based awards on the date of grant using an option-pricing model. The Company adopted SFAS 123(R) using the modified prospective transition method which required the application of the accounting standard starting July 1, 2006, the first day of the Company’s fiscal year 2007. Prior period information has not been restated to reflect the fair value method of expensing stock-based awards.

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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS No. 161”). SFAS No. 161 requires additional disclosures related to the use of derivative instruments, the accounting for derivatives and how derivatives impact financial statements. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008. The adoption of  SFAS No. 161 is not expected to have a material impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS No. 141(R)”), which replaces SFAS No. 141. SFAS No. 141(R) establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) is to be applied prospectively to business combinations for which the acquisition date is on or after an entity’s fiscal year that begins after December 15, 2008; July 1, 2009 for the Company. The impact of this Statement on the Company’s financial position, results of operations and cash flows will be dependent on the terms, conditions and details of such acquisitions.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), which provides a single definition of fair value, and requires additional disclosure about the use of fair value to measure assets and liabilities. SFAS No. 157 emphasizes that fair value is a market-based measurement defined as the price that would be received to sell an asset or liability in an orderly transaction between market participants at the measurement date. Thus, SFAS No. 157 adheres to a definition of fair value based upon exit price as opposed to entry price, i.e. the price paid to acquire an asset or liability. This pronouncement is effective for fiscal years beginning after November 15, 2007; July 1, 2008 for the Company. The Company is in the process of evaluating the impact of this authoritative guidance on its consolidated financial statements.

2. INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

	December 31, 2008	June 30, 2008
Raw Materials	$432,575	$347,298
Work-In-Progress	143,444	177,464
Finished Goods	50,641	83,669
Total Inventories	$626,660	$608,431

3. 10% SENIOR SECURED CONVERTIBLE NOTES

The 10% Senior Secured Convertible Notes consist of the following:

	December 31, 2008	June 30, 2008
10 % Senior Secured Convertible Notes issued on June 25, 2008, convertible into common stock at $1.25 per share, bearing interest at 10% per annum. Outstanding principal and accrued interest are due at maturity, June 25, 2010.	$600,000	$600,000
Accrued interest — 10% coupon	30,833	833
Unamortized discount	(296,479)	(590,529)
	$334,354	$10,304

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

The following summarizes the discount on 10% Senior Secured Convertible Notes:

	December 31, 2008	June 30, 2008

Discount — beginning balance	$590,529	$—
Proceeds allocated to warrants	—	399,000
Beneficial conversion feature — intrinsic value	—	201,000
Less: amortization of discount	(294,050)	(9,471)
Discount — ending balance	$296,479	$590,529

4.  STOCK-BASED COMPENSATION

Stock-based compensation costs recognized during the three and six month periods ended December 31, 2008 amounted to $20,392 and $34,452, respectively, and for the three and six month periods ended December 31, 2007 amounted to $34,264 and $61,738, respectively, and was included in the accompanying consolidated statements of operations.  No compensation has been capitalized because such amounts would have been immaterial. There was no net income tax benefit recognized related to such compensation for the three and six month periods ended December 31, 2008 and 2007, as the Company is currently in a loss position. The total number of options granted during the three and six month periods ended December 31, 2008 were 1,200 and 1,200, respectively.

As of December 31, 2008, the unrecognized compensation costs related to options vesting will be primarily recognized over a period of approximately 3 years:

OPTIONS	2009	2010	2011	Total

Compensation Expense	$37,896	$12,703	$12,703	$63,302

	Six Months Ended
	December 31, 2008	December 31, 2007
Assumptions:
Option life	5.3 years	5.3 years
Risk-free interest rate	2.06%	4.84%
Stock volatility	179%	147%
Dividend yield	-0-	-0-
Weighted average fair value of grants	$1.25	$7.75

The following tables summarize stock option activity during the first six months of fiscal year 2009:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Life

Outstanding at June 30, 2008	97,232	$15.75	7.56 years
Grants	1,200	1.25
Exercises	—
Cancellations	(5,254)	6.50
Outstanding at December 31, 2008	93,178	$16.17	$7.06 years

Information related to the stock options outstanding as of December 31, 2008 is as follows:

Range of Exercise Prices	Number of Shares	Weighted- Average Remaining Contractual Life (years)	Weighted- Average Exercise Price	Exercisable Number of Shares	Exercisable Weighted- Average Exercise Price
$1.25	1,200	9.91	$1.25	1,200	$1.25
$6.25	1,600	7.92	6.25	1,600	6.25
$7.75	1,200	8.91	7.75	1,200	7.75
$11.50	800	6.92	11.50	800	11.50
$13.75	51,018	7.36	13.75	39,770	13.75
$20.75	37,360	6.46	20.75	37,360	20.75
$1.25-$20.75	93,178	7.06	$16.17	81,930	$16.50

The aggregate intrinsic value of the Company’s “in-the-money” outstanding and exercisable options as of June 30, 2008 was $0 and $0, respectively, and as of December 31, 2008 was $0 and $0, respectively.

5.   STOCKHOLDERS’ EQUITY

Registration Statement

On December 18, 2008, the Company filed a registration statement on Form S-1 to register the disposition by selling stockholders of  1,074,621 shares of common stock, which included 480,000 shares underlying convertible promissory notes, 96,000 shares underlying potential interest due on the notes and 498,621 shares underlying warrants. The Company will not receive any proceeds from the sale or other disposition of common stock by the selling stockholders. The Company may receive proceeds from the exercise of warrants. As of February 13, 2009, the registration statement  has not yet been declared effective by the U.S. Securities and Exchange Commission.

Reverse Stock Split

Effective as of the open of business on December 11, 2008, the Company effected a reverse stock split of its common stock, par value $0.01 per share. Every twenty-five shares of  common stock were reclassified and combined into one share of  common stock, and the Company’s stock ticker symbol on the OTCBB was changed from POCI.OB to PEYE.OB.  No fractional shares were issued as a result of the reverse stock split.  Instead, each resulting fractional share of common stock was rounded up to one whole share.  The reverse stock split reduced the number of shares of common stock outstanding from 25,458,212 to 1,018,411.  The total number of authorized shares of common stock continued to be 50,000,000 and the par value per share of the common stock continued to be $0.01.

All shares and per share data in the accompanying consolidated financial statements reflect the effects of the 1-for-25 reverse stock split that became effective on December 11, 2008.  In addition, capital stock has been decreased by $244,398, with a corresponding increase to paid-in capital to reflect the adjusted number of shares of  $0.01 par value common stock outstanding as a result of the 1-for-25 reverse stock split.

Warrants

In conjunction with the sale of the 10% Senior Secured Convertible Notes on June 25, 2008 mentioned above,  the Company issued warrants to purchase an aggregate of 316,800 shares of common stock at an exercise price of $1.75 per share. The warrants became exercisable on December 11, 2008 and expire on June 25, 2015.

On February 1, 2007, the Company sold an aggregate of 400,000 shares of common stock, par value $0.01 per share, at a price of $6.25 per share and warrants to purchase an aggregate of 400,000 shares of common stock at an exercise price of $8.00 per share, which were immediately exercisable, raising gross proceeds of $2,500,000. In conjunction with the issuance by the Company of senior convertible notes and warrants on June 25, 2008, certain anti-dilution provisions of the existing warrants were triggered. As a result, the number of existing warrants was increased from 400,000 to 581,821 and the related exercise price was decreased from $8.00 per share to $5.50 per share.

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

Since the 1990s we have maintained a Hong Kong subsidiary to support business and quality control activities as required throughout Asia. We believe that the cost savings from such production is essential to our ability to compete on a price basis in the medical products area. We believe that competition for sales of our medical products and services, which have been principally sold to original equipment manufacturer, or OEM, customers, is based on performance and other technical features, as well as other factors, such as scheduling and reliability, in addition to competitive price.

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

There have been no significant changes in the critical accounting policies disclosed in our Annual Report on Form 10-K for the year ended June 30, 2008.

Results of Operations

During the latter part of fiscal year 2008, we implemented plans to reduce costs, including workforce reductions, to focus sales efforts on higher margin products, and to streamline operations in an effort to reduce net losses. These efforts, combined with recent increases in sales, resulted in an increase in gross profit and a simultaneous decrease in operating expense beginning in the third quarter of fiscal year 2008 and continuing with the first half of fiscal year 2009. Excluding the effect of the gain on sale of product line in January 2008, operating loss for the quarter ended December 31, 2008 was the lowest of any quarter in the last twelve years. We anticipate continuing the measures taken to contain costs, and to continue our review of other expense areas to determine where additional reductions in spending can be achieved.

Our total revenues for the quarter ended December 31, 2008, the second quarter of our fiscal year 2009, were $960,714, an increase of $381,081or 65.7% from the same period last year. Our total revenues for the six months ended December 31, 2008 were $1,620,449, a decrease of $60,912 or 3.6% from the same period last year. The increase in revenues for the current quarter was due principally to increases in sales of  new optical components and fiber scopes utilizing our micro-precisionTM lens and prism technology beginning in the quarter ended September 30, 2008 and resumption of shipments of an advanced surgical visualization system.  The decrease in revenues for the six months ended December 31, 2008 was due principally to shipments to a significant new customer of an advanced surgical visualization system last year, partially offset by sales of  the new optical components and fiber scopes.  Although there were no shipments of the advanced surgical visualization system in the quarter ended September 30, 2008, we  resumed shipments of this product in the quarter ended December 31, 2008.

Revenues from our largest customers, as a percentage of total revenues, for the six months ended December 31, 2008 and 2007, were as follows:

	2008	2007
Customer A	30%	9%
Customer B	18	16
Customer C	11	7
Customer D	7	38
All Others	34	30
	100%	100%

No other customer accounted for more than 10% of the Company’s revenues during those periods.

Gross profit for the quarter ended December 31, 2008 was $490,285, which reflects an increase of $400,259, compared to the quarter ended December 31, 2007. Gross profit for the quarter ended December 31, 2008 as a percentage of revenues increased from 15.5% for the quarter ended December 31, 2007 to 51.0% in the current quarter. Gross profit for the six months ended December 31, 2008 was $794,423, which reflects an increase of $398,103, compared to the six months ended December 31, 2007. Gross profit for the six months ended December 31, 2008 as a percentage of revenues increased from 23.6% for the six months ended December 31, 2007 to 49.0% in the current year. The favorable change in our gross profit percentage was due primarily to increased manufacturing efficiencies, favorable change in product mix and certain cost containment plans implemented in fiscal year 2008 as discussed above.

Research and development expenses were $139,070 for the quarter ended December 31, 2008, compared to $241,962 for the same period last year, a reduction of $102,892 or 42.5%. Research and development expenses were $315,680 for the six months ended December 31, 2008, compared to $544,395 for the same period last year, a reduction of $228,715 or 42.0%.  The decrease was due primarily to the implementation of certain cost containment plans in fiscal year 2008 including workforce reductions, deferment of certain development initiatives, increased reimbursements from customers for product development activities and increased focus on a limited number of products and technologies expected to provide near term revenues. Quarterly research and development expenses depend on our assessment of new product opportunities and available resources. Research and development expenses were net of reimbursement of related costs of $168,856 and $18,693 during the quarters ended December 31, 2008 and 2007, respectively.

Selling, general and administrative expenses were $387,982, a decrease of $156,530, or 28.7%, for the quarter ended December 31, 2008 compared to the same period last year. Selling, general and administrative expenses were $759,931, a decrease of $260,093, or 25.5%, for the six months ended December 31, 2008 compared to the same period last year.  The decrease was due primarily to the implementation of certain cost containment plans in fiscal year 2008 including workforce reductions, as mentioned above. This was partially offset by higher nonrecurring legal, accounting and transfer agent fees amounting to approximately $57,000 recorded in the quarter ended December 31, 2008, related to the preparation and filing of a registration statement and implementation of a 1-for-25 reverse stock split in December 2008, as contractually required by the June 2008 financing transaction. Without these unusual nonrecurring expenses, our operating profit would have been positive for the quarter ended December 31, 2008.

Interest income decreased by $1,509 and $3,361, respectively, for the quarter and six months ended December 31, 2008 compared to the same period last year. The decrease was due to a lower base of cash and cash equivalents.

Interest expense increased by $138,575 and $324,050, respectively, for the quarter and six months ended December 31, 2008 compared to the same period last year. The increase was due to the accrual of non-cash interest expense (including the amortization of debt discount) on the 10% Senior Secured Convertible Notes issued on June 25, 2008.

No income tax provision was recorded in the second quarter of fiscal year 2009 or 2008 because of the losses generated in those periods.

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

We have traditionally funded working capital needs through product sales, management of working capital components of our business, and by cash received from public and private offerings of our common stock, warrants to purchase shares of our common stock and convertible notes. We have incurred quarter to quarter operating losses during our efforts to develop current products including endoscopes, image couplers, beamsplitters, thin film coatings, night vision and micro-optic lenses, prisms and assemblies for various applications and utilizing a number of proprietary and patent-pending technologies including Lenslock TM endoscope and micro-precision TM lens technologies. Our management expects that such operating losses will continue through fiscal year 2009 and until sales increase to breakeven and profitable levels. Our management also believes that the opportunities represented by these products have the potential to generate sales increases to achieve breakeven and profitable results.  Excluding the effect of the gain on sale of product line in January 2008, operating loss for the quarter ended December 31, 2008 was the lowest of any quarter in the last twelve years.

Our current financial condition may raise doubt among potential equity investors, customers and suppliers regarding our ability to continue as a going concern, as referenced by the Report of Independent Registered Public Accounting Firm on our financial statements for the year ended June 30, 2008, included in our annual report on Form 10-K.  We may not be able to obtain working capital funds if necessary in the time frame needed and at satisfactory terms to correct the going concern issue.

As of  December 31, 2008, cash and cash equivalents were $339,124, accounts receivable were $679,347 and current liabilities were $863,194. We believe that the introduction of several new products during the last four fiscal years, along with new and on-going customer relationships, will continue to generate additional revenues, which are required in order for us to achieve profitability. If these additional revenues are not achieved on a timely basis, we will be required and are prepared to implement further cost reduction measures, as necessary.

During the six months ended December 31, 2008, we used cash in operations of $541,802.  While this represents an increase in cash used in operations of $58,797 over the same period a year earlier, this year’s cash usage was accompanied by an increase in receivables of $292,123, while cash usage a year ago was accompanied by a decrease in receivables of $500,966.

Contractual cash commitments for the fiscal years subsequent to December 31, 2008 are summarized as follows:

	2009	2010	Thereafter	Total
Operating Leases	$16,900	$5,600	$1,900	$24,400
Principal and Interest (1)	—	720,000	—	720,000
Totals	$16,900	$725,600	$1,900	$744,400

(1)  This amount may be reduced to the extent the 10% Senior Secured Convertible Notes and Interest are converted into common stock.

We have contractual cash commitments related to open purchase orders at December 31, 2008 of approximately $165,000.

We generally provide a standard one-year warranty on materials and workmanship to our customers. We provide for estimated warranty costs at the time product revenue is recognized. Warranty costs are included as a component of cost of goods sold in the accompanying consolidated statements of operations. For the three and six month periods ended December 31, 2008 and 2007, warranty costs were not significant.

Trends and Uncertainties That May Affect Future Results

Our fiscal year 2008 revenues were the highest in seven years. This was due in large part to shipments of the advanced surgical visualization system discussed in results of operations above, the design of which relies heavily on our world-class medical optics technologies, specifically in the area of advanced optical endoscopic instrumentation. While we had no orders for shipments of this product from the third quarter of fiscal year 2008 through the first quarter of fiscal year 2009, we resumed shipments in the second quarter of fiscal year 2009.

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

•                  new custom medical products; and

•                  new night vision lenses.

However, if we do not have sufficient capital to develop and commercialize these products, our future revenues may decline because we cannot offer the innovative products the market is seeking.  Over the past few years, we have implemented significant changes in new product and technology development by shifting the emphasis of research and development efforts from developing underlying technologies to commercialization of the applications of these new technologies. These have already been realized to some degree in a number of areas. Over the past two to three years our efforts have produced revenues from our new micro-precision TM lens products and new Lenslock TM endoscopes. Recent initiatives in the area of micro-precision TM lenses address specific customer opportunities in different medical specialty applications. In endoscope technologies, we continue new product offerings in our Lenslock TM product line. Since December 2005, we have shipped over 400 ENT endoscopes with diameter of 2.7 mm that incorporate Lenslock TM technology. We recently completed prototypes of our 4 mm Lenslock TM sinuscope, and 5 mm Lenslock TM laproscope, and are actively pursuing development of our new 4 mm Lenslock TM wide field arthroscope. We believe that our Lenslock TM technology has advantages over competitive products due to ease of manufacture and repair, superior image quality, significant cost effectiveness and quality of repair.  We anticipate that further incorporating this technology into our endoscope product line will lead to increased sales.

Going forward, we intend to focus our development efforts on products we believe offer the best prospects to increase our near-term revenues. An example beyond the new instruments mentioned above includes the lenses we developed for a new color Night Vision system. During the quarter ended December 31, 2008, we shipped first article pre-production lens systems.  These are for use in the new color Night Vision system, and utilize an improved design that offers lower cost and lighter weight.

For the quarter ended December 31, 2008, our cash and cash equivalents decreased by $295,568 compared to a decrease of $251,296 for the previous quarter ended September 30, 2008 as a result of negative cash flows from operating activities. However, we expect that our cash flow for the quarter ending March 31, 2009 will improve as a result of the relatively high level of sales and accounts receivable generated in the second quarter.  If our cash reserves continue to decrease, we will be required to seek additional funding. The sale of additional equity or convertible debt securities would result in additional dilution to our stockholders, and debt financing, if available, may involve restrictive covenants that could restrict our operations or finances. Financing may not be available in amounts or on terms acceptable to us, if at all. If we cannot raise funds on acceptable terms or achieve positive cash flow, we may not be able to continue to conduct operations, develop new products, grow market share, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements, any of which would negatively impact our business, operating results and financial condition.

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

Item 1.  Legal Proceedings.

We may be involved from time to time in ordinary litigation, negotiation and settlement matters that will not have a material effect on our operations or finances. We are not aware of any pending or threatened litigation against us or our officers and directors in their capacity as such that could have a material impact on our operations or finances.

Item 1A. Risk Factors.

There have been no material changes from the risk factors as previously disclosed in our annual report on Form 10-K in response to Item 1A. to Part 1 of Form 10-K, except for the following additional risk factor:

The current worldwide economic downturn could have a negative impact on our business, operating results and financial condition.

If the economic downturn continues, our customers may delay, reduce or cancel their purchases of our products, particularly if they or their customers have difficulty obtaining credit, which could reduce our revenues.  The economic downturn could increase competition which could have the effect of reducing our prices. We could incur losses if a customer’s business fails and is unable to pay us, or pay us on a timely basis. Likewise, if our suppliers have difficulty in obtaining credit or in operating their businesses, they may not be able to provide us with the materials we use to manufacture our products.  These actions could result in reduced revenues and higher operating costs, and have an adverse effect on our results of operations and financial condition.

Items 2. Unregistered Sales of Equity Securities and Use of Proceeds.

We did not issue any unregistered securities during the quarter ended December 31, 2008.

Item 3. Defaults Upon Senior Securities.

As of December 31, 2008, we are not in default with respect to any indebtedness.

Item 4. Submission of Matters to a Vote of Security Holders.

At the Annual Meeting of Stockholders of the Company held on November 25, 2008, 19,570,668 (or 76.87%) of the 25,458,212 then outstanding shares of common stock of the Company were present or represented and voted by proxy. Mr. Joseph N. Forkey was elected as a Class III Director of the Company by a vote of 19,113,892 shares voted for and 456,776 shares withheld. Mr. Richard Miles was also elected as a Class III Director of the Company by a vote of 19,115,894 shares voted for and 454,774 shares withheld. Messrs. Richard E. Forkey, Joel R. Pitlor and Donald A. Major continued serving their terms of office as directors after the annual meeting. The stockholders also approved a proposed amendment to the Articles of Organization of the Company, as amended, to be filed at the discretion of the Directors, to effect a reverse stock split of the Company’s common stock in the range of 1:2 to 1:30, by a vote of 18,387,315 shares voted for, 956,468 shares voted against and 226,885 shares abstaining.

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

PRECISION OPTICS CORPORATION, INC.

Date: February 17, 2009	By:	/s/ Richard E. Forkey
Richard E. Forkey
Chief Executive Officer (Principal Executive Officer)

Date: February 17, 2009	By:	/s/ Jack P. Dreimiller
Jack P. Dreimiller
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)