Form 10-Q
period 2009-03-31
PRECISION OPTICS CORPORATION INC
filed 2009-05-15
CIK 867840

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File Number: 001-10647

PRECISION OPTICS CORPORATION, INC.

(Exact name of registrant as specified in its charter)

Massachusetts	04-2795294
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

22 East Broadway, Gardner, Massachusetts 01440-3338

(Address of principal executive offices) (Zip Code)

(978) 630-1800

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The number of shares outstanding of the issuer’s common stock, par value $0.01 per share, at May 10, 2009 was 1,018,411 shares.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31, 2009	June 30, 2008
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$509,475	$885,988
Accounts Receivable, net	444,462	387,224
Inventories, net	706,123	608,431
Prepaid Expenses	50,570	36,749
Total Current Assets	1,710,630	1,918,392
PROPERTY AND EQUIPMENT
Machinery and Equipment	2,352,634	2,352,634
Leasehold Improvements	553,596	553,596
Furniture and Fixtures	149,738	149,738
Vehicles	42,343	42,343
	3,098,311	3,098,311

Less: Accumulated Depreciation	(2,961,954)	(2,935,922)
Net Property and Equipment	136,357	162,389
OTHER ASSETS
Cash surrender value of life insurance policies	—	5,465
Patents, net	179,716	195,391
Total Other Assets	179,716	200,856
TOTAL ASSETS	$2,026,703	$2,281,637
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts Payable	$463,930	$364,409
Customer Advances	12,393	91,105
Accrued Employee Compensation	452,672	293,497
Accrued Professional Services	42,920	94,312
Accrued Warranty Expense	25,000	25,000
Other Accrued Liabilities	—	912
Total Current Liabilities	996,915	869,235
10% Senior Secured Convertible Notes	399,229	10,304
STOCKHOLDERS’ EQUITY
Common Stock, $0.01 par value - Authorized - 50,000,000 shares Issued and Outstanding — 1,018,411 shares at March 31, 2009 and at June 30, 2008	10,184	10,184
Additional Paid-in Capital	38,203,054	38,149,655
Accumulated Deficit	(37,582,679)	(36,757,741)
Total Stockholders’ Equity	630,559	1,402,098

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,026,703	$2,281,637

The accompanying notes are an integral part of these consolidated financial statements.

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED

MARCH 31, 2009 AND 2008

(UNAUDITED)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2009	2008	2009	2008
Revenues	$896,660	$643,040	$2,517,109	$2,324,402

Cost of Goods Sold	567,802	478,495	1,393,828	1,763,537
Gross Profit	328,858	164,545	1,123,281	560,865

Research and Development Expenses, net	218,290	114,770	533,970	659,165

Selling, General and Administrative Expenses	310,684	390,917	1,070,615	1,410,941

Gain on Sale of Product Line	—	(210,549)	—	(210,549)

Gain on Sale of Assets	(40,361)	—	(40,361)	—
Total Operating Expenses	488,613	295,138	1,564,224	1,859,557

Operating Loss	(159,755)	(130,593)	(440,943)	(1,298,692)

Interest Income	500	1,433	4,930	9,224

Interest Expense	(64,875)	—	(388,925)	—

Net Loss	$(224,130)	$(129,160)	$(824,938)	$(1,289,468)

Loss Per Share - Basic and Diluted	$(0.22)	$(0.13)	$(0.81)	$(1.27)

Weighted Average Common Shares Outstanding - Basic and Diluted	1,018,411	1,018,411	1,018,411	1,018,411

The accompanying notes are an integral part of these consolidated financial statements.

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED

MARCH 31, 2009 AND 2008

(UNAUDITED)

	Nine Months Ended March 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(824,938)	$(1,289,468)
Adjustments to Reconcile Net Loss to Net Cash
Used In Operating Activities -
Depreciation and Amortization	47,151	135,269
Gain on Sale of Product Line	—	(210,549)
Gain on Sale of Assets	(40,361)	—
Gain on Cash surrender Value of Life Insurance Policies	(8,752)	—
Stock-based Compensation Expense	53,399	84,880
Non-cash Interest Expense	388,925	—
Changes in Operating Assets and Liabilities-
Accounts Receivable, net	(57,238)	370,549
Inventories	(97,692)	261,536
Prepaid Expenses	(13,821)	(8,477)
Accounts Payable	99,521	(46,976)
Customer Advances	(78,712)	—
Other Accrued Expenses	106,871	(58,790)
Net Cash Used In Operating Activities	(425,647)	(762,026)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of Property and Equipment	—	(44,986)
Proceeds from Sale of Assets	40,361	—
Proceeds from Cash Surrender Value of Life Insurance Policies	14,217	—
Proceeds from Sale of Product Line	—	250,000
Product Line Sale Costs	—	(19,051)
Additional Patent Costs	(5,444)	(29,554)
Net Cash Generated By Investing Activities	49,134	156,409

NET DECREASE IN CASH AND CASH EQUIVALENTS	(376,513)	(605,617)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	885,988	840,179

CASH AND CASH EQUIVALENTS, END OF PERIOD	$509,475	$234,562

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash Paid for-	$912	$912
Income Taxes
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Net book value of equipment sold as part of sale of product line	$—	$295
Cost of inventory sold as part of product line sale	$—	$20,105

The accompanying notes are an integral part of these consolidated financial statements.

PRECISION OPTICS CORPORATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Operations

The accompanying consolidated financial statements include the accounts of Precision Optics Corporation, Inc. and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. All shares and per share data reflect the 1-for-25 reverse stock split that became effective on December 11, 2008.

These consolidated financial statements have been prepared by the Company, without audit, and reflect normal recurring adjustments which, in the opinion of management, are necessary for a fair statement of the results of the third quarter of the Company’s fiscal year 2009. These consolidated financial statements do not include all disclosures associated with annual consolidated financial statements and, accordingly, should be read in conjunction with footnotes contained in the Company’s consolidated financial statements for the year ended June 30, 2008 together with the Report of Independent Registered Public Accounting Firm filed under cover of the Company’s 2008 annual report on Form 10-K.

The Company has sustained recurring net losses and negative cash flows from operations for several years. During the nine months ended March 31, 2009, the Company incurred a net loss of $824,938 and used cash in operations of $425,647. As of March 31, 2009, cash and cash equivalents were $509,475, accounts receivable were $444,462 and current liabilities were $996,915.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.  During the latter part of fiscal year 2008, the Company implemented plans to reduce costs and to streamline operations in an effort to reduce net losses.  This has resulted in an increase in gross profit and simultaneous decreases in operating expenses, thereby reducing losses substantially.  The Company believes that the recent introduction of several new products, along with new and on-going customer relationships, will generate additional revenues, which are required in order for the Company to achieve profitability. If these additional revenues are not achieved on a timely basis, the Company will be required and is prepared to implement further cost reduction measures, as necessary.

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

Loss Per Share

Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. For the three and nine months ended March 31, 2009 and 2008, the effect of stock options and warrants was antidilutive; therefore, they were not included in the computation of diluted loss per share. The number of shares issuable upon the exercise of outstanding stock options and warrants that were excluded from the computation were approximately 991,800 and 497,200 for the three and nine months ended March 31, 2009 and 2008, respectively.

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

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with SFAS No. 123(R), Accounting for Stock-Based Compensation (“SFAS No. 123(R)”), which requires the measurement and recognition of all compensation costs for all stock-based awards made to employees and the Board of Directors based upon fair value over the requisite service period for awards expected to vest.

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

2. INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

	March 31, 2009	June 30, 2008
Raw Materials	$526,780	$347,298
Work-In-Progress	115,305	177,464
Finished Goods	64,038	83,669
Total Inventories	$706,123	$608,431

3. 10% SENIOR SECURED CONVERTIBLE NOTES

The 10% Senior Secured Convertible Notes consist of the following:

	March 31, 2009	June 30, 2008
10 % Senior Secured Convertible Notes issued on June 25, 2008, convertible into common stock at $1.25 per share, bearing interest at 10% per annum. Outstanding principal and accrued interest are due at maturity, June 25, 2010	$600,000	$600,000
Accrued interest — 10% coupon	45,833	833
Unamortized discount	(246,604)	(590,529)
	$399,229	$10,304

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

The following summarizes the discount on 10% Senior Secured Convertible Notes:

	March 31,	June 30,
	2009	2008

Discount — beginning balance	$590,529	$—
Proceeds allocated to warrants	—	399,000
Beneficial conversion feature — intrinsic value	—	201,000
Less: amortization of discount	(343,925)	(9,471)
Discount — ending balance	$246,604	$590,529

4.  STOCK-BASED COMPENSATION

Stock-based compensation costs recognized during the three and nine month periods ended March 31, 2009 amounted to $18,948 and $53,399, respectively, and for the three and nine month periods ended March 31, 2008 amounted to $23,142 and $84,880, respectively, and was included in the accompanying consolidated statements of operations.  No compensation has been capitalized because such amounts would have been immaterial. There was no net income tax benefit recognized related to such compensation for the three and nine month periods ended March 31, 2009 and 2008, as the Company is currently in a loss position. The total number of options granted during the three and nine month periods ended March 31, 2009 were 1,200 and 1,200, respectively.

As of March 31, 2009, the unrecognized compensation costs related to options vesting will be primarily recognized over a period of approximately 2¼ years:

OPTIONS	2009	2010	2011	Total

Compensation Expense	$18,948	$12,703	$12,703	$44,354

	Nine Months Ended
	March 31, 2009	March 31, 2008
Assumptions:
Option life	5.3 years	5.3 years
Risk-free interest rate	2.06%	4.84%
Stock volatility	179%	147%
Dividend yield	-0-	-0-
Weighted average fair value of grants	$1.25	$7.75

The following tables summarize stock option activity during the first nine months of fiscal year 2009:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Life

Outstanding at June 30, 2008	97,232	$15.75	7.56 years
Grants	1,200	1.25
Exercises	—
Cancellations	(5,254)	6.61
Outstanding at March 31, 2009	93,178	$16.17	$6.81 years

Information related to the stock options outstanding as of March 31, 2009 is as follows:

Range of Exercise Prices	Number of Shares	Weighted- Average Remaining Contractual Life (years)	Weighted- Average Exercise Price	Exercisable Number of Shares	Exercisable Weighted- Average Exercise Price
$1.25	1,200	9.66	$1.25	1,200	$1.25
$6.25	1,600	7.67	6.25	1,600	6.25
$7.75	1,200	8.67	7.75	1,200	7.75
$11.50	800	6.67	11.50	800	11.50
$13.75	51,018	7.11	13.75	39,770	13.75
$20.75	37,360	6.21	20.75	37,360	20.75
$1.25-$20.75	93,178	6.81	$16.17	81,930	$16.50

The aggregate intrinsic value of the Company’s “in-the-money” outstanding and exercisable options as of June 30, 2008 was $0 and $0, respectively, and as of March 31, 2009 was $0 and $0, respectively.

5.   STOCKHOLDERS’ EQUITY

Registration Statement

On December 18, 2008, the Company filed a registration statement on Form S-1 to register 1,074,621 shares of common stock, which included 480,000 shares underlying convertible promissory notes, 96,000 shares underlying potential interest due on the notes and 498,621 shares underlying warrants.  The Company filed an amendment to the Form S-1 on April 6, 2009, reducing the number of shares being registered to 960,439 shares, which included 480,000 shares underlying senior secured convertible notes and 480,439 shares underlying warrants. The Company will not receive any proceeds from the sale or other disposition of common stock by the selling stockholders. The Company may receive proceeds from the exercise of warrants. As of May 15, 2009, the registration statement has not yet been declared effective by the U.S. Securities and Exchange Commission.

Reverse Stock Split

Effective as of the open of business on December 11, 2008, the Company effected a reverse stock split of its common stock, par value $0.01 per share. Every 25 shares of common stock were reclassified and combined into one share of common stock, and the Company’s stock ticker symbol on the OTCBB was changed from POCI.OB to PEYE.OB.  No fractional shares were issued as a result of the reverse stock split.  Instead, each resulting fractional share of common stock was rounded up to one whole share.  The reverse stock split reduced the number of shares of common stock outstanding from 25,458,212 to 1,018,411.  The total number of authorized shares of common stock continued to be 50,000,000 and the par value per share of the common stock continued to be $0.01.

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

6.   SALE OF PRODUCT LINE

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

7.   SALE OF ASSETS

During the quarter ended March 31, 2009, the Company sold equipment that was previously written off for proceeds totaling $40,361 and recorded a gain of $40,361, which is included within operating expenses in the accompanying consolidated statements of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Important Factors Regarding Forward-Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements that involve risks and uncertainties.  You should not place undue reliance on these forward-looking statements.  Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including the risks described in this report and other reports we file with the Securities and Exchange Commission.  Although we believe the expectations reflected in the forward-looking statements are reasonable, they relate only to events as of the date on which the statements are made.  We do not intend to update any of the forward-looking statements after the date of this report to conform these statements to actual results or to changes in our expectations, except as required by law.

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

We are certified to the ISO 9001 and ISO 13485 Quality Standards and comply with the Food and Drug Administration, or FDA, Good Manufacturing Practices and the European Union Medical Device Directive for CE marking of our medical products. Our Internet website is www.poci.com. Information contained on our website does not constitute part of this quarterly report.

The areas in which we do business are highly competitive and include both foreign and domestic competitors. Many of our competitors are larger and have substantially greater resources than we do. Furthermore, other domestic or foreign companies, some with greater financial resources than we have, may seek to produce products or services that compete with ours. We routinely outsource specialized production efforts as required, both domestic and offshore; to obtain the most cost effective production. Over the years, we have achieved extensive experience with other optical specialists worldwide.

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

Results of Operations

During the latter part of fiscal year 2008, we implemented plans to reduce costs, including workforce reductions, to focus sales efforts on higher margin products and to streamline operations in an effort to reduce net losses. These efforts, combined with recent increases in sales, resulted in an increase in gross profit and a simultaneous decrease in operating expense beginning in the third quarter of fiscal year 2008 and continuing through the quarter ended March 31, 2009. We anticipate continuing the measures taken to contain costs, and to continue our review of other expense areas to determine where additional reductions in spending can be achieved.

Our total revenues for the quarter ended March 31, 2009, the third quarter of our fiscal year 2009, were $896,660, an increase of $253,620, or 39.4%, from the same period last year. Our total revenues for the nine months ended March 31, 2009 were $2,517,109, an increase of $192,707, or 8.3%, from the same period last year. The increase in revenues for the current quarter was due principally to increases in sales of an advanced surgical visualization system. The increase in revenues for the nine months ended March 31, 2009 was due principally to higher sales of optical components and fiber scopes utilizing our micro-precision TM  lens and prism technology, partially offset by lower sales of the advanced surgical visualization system.  Although there were no shipments of the advanced surgical visualization system in the quarter ended September 30, 2008, we resumed shipments of this product in the quarter ended December 31, 2008.

Revenues from our largest customers, as a percentage of total revenues, for the nine months ended March 31, 2009 and 2008, were as follows:

	2009	2008
Customer A	26%	10%
Customer B	18	18
Customer C	16	27
Customer D	13	9
All Others	27	36
	100%	100%

No other customer accounted for more than 10% of our revenues during those periods.

Gross profit for the quarter ended March 31, 2009 was $328,858, which reflects an increase of $164,313, compared to the same period last year. Gross profit for the quarter ended March 31, 2009 as a percentage of revenues increased from 25.6% for the quarter ended March 31, 2008 to 36.7% in the current quarter. Gross profit for the nine months ended March 31, 2009 was $1,123,281, which reflects an increase of $562,416, compared to the same period last year. Gross profit for the nine months ended March 31, 2009 as a percentage of revenues increased from 24.1% for the nine months ended March 31, 2008 to 44.6% in the current year. The favorable change in our gross profit percentage was due primarily to increased manufacturing efficiencies, favorable change in product mix and certain cost containment plans implemented in fiscal year 2008 as discussed above. Our quarterly gross profit and gross profit percentage depend on a number of factors, including overall sales volume and mix of products sold among others, and therefore may vary from quarter to quarter.

Research and development expenses were $218,290 for the quarter ended March 31, 2009, compared to $114,770 for the same period last year, an increase of $103,520, or 90.2%. Research and development expenses were $533,970 for the nine months ended March 31, 2009, compared to $659,165 for the same period last year, a reduction of $125,195, or 19.0%.  The year-to-date decrease was due primarily to the implementation of certain cost containment plans in fiscal year 2008 including workforce reductions, deferment of certain development initiatives, increased reimbursements from customers for product development activities and increased focus on a limited number of products and technologies expected to provide near term revenues. Quarterly research and development expenses depend on our assessment of new product opportunities and available resources. Research and development expenses were net of reimbursement of related costs of $10,270 and $78,165 during the quarters ended March 31, 2009 and 2008, respectively.

Selling, general and administrative expenses were $310,684 for the quarter ended March 31, 2009, compared to $390,917 for the same period last year, a decrease of $80,233, or 20.5%. Selling, general and administrative expenses were $1,070,615 for the nine months ended March 31, 2009, compared to $1,410,941 for the same period last year, a decrease of $340,326, or 24.1%.  The decrease was due primarily to the implementation of certain cost containment plans in fiscal year 2008 including workforce reductions, as mentioned above. The year-to-date decrease was partially offset by higher nonrecurring legal, accounting and transfer agent fees amounting to approximately $72,000 recorded in the quarters ended December 31, 2008 and March 31, 2009, related to the preparation and filing of a registration statement and implementation of a 1-for-25 reverse stock split in December 2008, as contractually required by the June 2008 financing transaction.

Interest income was $500 for the quarter ended March 31, 2009, compared to $1,433 for the same period last year, a decrease of $933, or 65%.  Interest income was $4,930 for the nine months ended March 31, 2009, compared to $9,224 for the same period last year, a decrease of $4,294, or 46.5%. The decrease was due to a lower base of cash and cash equivalents.

Interest expense increased by $64,875 and $388,925, respectively, for the quarter and nine months ended March 31, 2009 compared to $0 and $0 in the same periods last year. The increase was due to the accrual of non-cash interest expense (including the amortization of debt discount) on the 10% Senior Secured Convertible Notes issued on June 25, 2008.

No income tax provision was recorded in the third quarter of fiscal year 2009 or 2008 because of the losses generated in those periods.

Liquidity and Capital Resources

We compete in a highly technical, very competitive, and in most cases, price driven segment of the medical instrument marketplace where products can take years to develop and introduce to distributors and end users. Furthermore, research and development, manufacturing, marketing and distribution activities are strictly regulated by the FDA, the International Organization for Standardization, or ISO, and other regulatory bodies that, while intended to enhance the ultimate quality and functionality of products produced, can contribute to the significant cost and time needed to maintain existing products and develop and introduce product enhancements and new product innovations.

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

As of March 31, 2009, cash and cash equivalents were $509,475, accounts receivable were $444,462 and current liabilities were $996,915. We anticipate that deferred officers’ salaries and director consulting expenses accrued at March 31, 2009 will be settled by issuing restricted common stock rather than by cash payments. These deferred amounts included in current liabilities at March 31, 2009 total approximately $274,000. We believe that the introduction of several new products during the last four fiscal years, along with new and on-going customer relationships, will continue to generate additional revenues, which are required in order for us to achieve profitability. If these additional revenues are not achieved on a timely basis, we will be required and are prepared to implement further cost reduction measures, as necessary.

During the nine months ended March 31, 2009, we used cash in operations of $425,647 compared to an operating cash usage of $762,026 during the nine months ended March 31, 2008. During the quarter ended March 31, 2009, we generated cash from operations of $116,155 compared to an operating cash usage of $279,021 during the quarter ended March 31, 2008.  The improvement year-over-year in cash used in operations is due to higher sales and lower costs and expenses as explained above, along with higher collections of accounts receivable.

Contractual cash commitments for the fiscal years subsequent to March 31, 2009 are summarized as follows:

	2009	2010	Thereafter	Total
Operating Leases	$8,400	$5,600	$1,900	$15,900
Principal and Interest (1)	—	720,000	—	720,000
Totals	$8,400	$725,600	$1,900	$735,900

(1)  This amount may be reduced to the extent the 10% Senior Secured Convertible Notes are converted into common stock.

As of March 31, 2009, we have contractual cash commitments related to open purchase orders of approximately $189,000.

We generally provide a standard one-year warranty on materials and workmanship to our customers. We provide for estimated warranty costs at the time product revenue is recognized. Warranty costs are included as a component of cost of goods sold in the accompanying consolidated statements of operations. For the three and nine month periods ended March 31, 2009 and 2008, warranty costs were not significant.

Trends and Uncertainties That May Affect Future Results

Our fiscal year 2008 revenues were the highest in seven years. This was due in large part to shipments of the advanced surgical visualization system discussed in results of operations above, the design of which relies heavily on our world-class medical optics technologies, specifically in the area of advanced optical endoscopic instrumentation. While we had no orders for shipments of this product from the third quarter of fiscal year 2008 through the first quarter of fiscal year 2009, we resumed shipments in the second quarter of fiscal year 2009.  Our fiscal year 2009 revenues for the nine month period ended March 31, 2009 increased 8.3% from the same period last year.

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

For the quarter ended March 31, 2009, our cash and cash equivalents increased by $170,351 compared to a decrease of $295,568 for the previous quarter. For the nine months ended March 31, 2009, our cash and cash equivalents decreased by $376,513. If our cash reserves continue to decrease, we will be required to seek additional funding. The sale of additional equity or convertible debt securities would result in additional dilution to our stockholders, and debt financing, if available, may involve restrictive covenants that could restrict our operations or finances. Financing may not be available in amounts or on terms acceptable to us, if at all. If we cannot raise funds on acceptable terms or achieve positive cash flow, we may not be able to continue to conduct operations, develop new products, grow market share, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements, any of which would negatively impact our business, operating results and financial condition.

Our capital equipment expenditures during the nine months ended March 31, 2009 were $0 compared to $44,986 for the same period in 2008. Future capital equipment expenditures will depend on future sales and success of on-going research and development efforts.

Beginning with our annual report on Form 10-K for the fiscal year ending June 30, 2010, we will need to comply with Section 404 of the Sarbanes-Oxley Act of 2002, which will require our independent registered public accounting firm to provide an attestation report regarding our internal controls over financial reporting. We expect our operating expense may increase as a result of the costs associated with the implementation of and maintaining compliance with Section 404.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a Smaller Reporting Company as defined by Rule 12b-2 of the Exchange Act and in Item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this Item.

Item 4T. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

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

To address and remediate the material weakness in internal control over financial reporting described above, beginning with the quarter ended September 30, 2008, we instituted a procedure whereby our President, our executive Vice President and other members of our Board of Directors will perform a higher level review of the quarterly and annual reports on Form 10-Q and Form 10-K prior to filing.

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

Item 1A. Risk Factors.

There have been no material changes from the risk factors as previously disclosed in our annual report on Form 10-K in response to Item 1A. to Part 1, except for the following additional risk factor:

The current worldwide economic downturn could have a negative impact on our business, operating results and financial condition.

If the economic downturn continues, our customers may delay, reduce or cancel their purchases of our products, particularly if they or their customers have difficulty obtaining credit, which could reduce our revenues.  The economic downturn could increase competition which could have the effect of reducing our prices. We could incur losses if a customer’s business fails and it is unable to pay us, or pay us on a timely basis. Likewise, if our suppliers have difficulty in obtaining credit or in operating their businesses, they may not be able to provide us with the materials we use to manufacture our products.  These actions could result in reduced revenues and higher operating costs, and have an adverse effect on our results of operations and financial condition.

Items 2. Unregistered Sales of Equity Securities and Use of Proceeds.

We did not issue any unregistered securities during the quarter ended March 31, 2009.

Item 3. Defaults Upon Senior Securities.

As of March 31, 2009, we are not in default with respect to any indebtedness.

Item 4. Submission of Matters to a Vote of Security Holders.

We did not submit any matters to a vote of security holders during the quarter ended March 31, 2009.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit	Description

2.1	Asset Purchase Agreement between the Company and Optometrics Corporation, dated January 18, 2008 (included as Exhibit 2.1 to the Form 8-K filed January 25, 2008 and incorporated herein by reference).

3.1	Articles of Organization of the Company, as amended (included as Exhibit 3.1 to the Form SB-2 filed March 16, 2007 and incorporated herein by reference).

3.2	Bylaws of Precision Optics Corporation incorporated herein by reference to the Company’s 1991 Annual Report on Form 10-KSB.

3.3	Articles of Amendment, dated December 11, 2008 (included as Exhibit 3.1 to the Form 8-K filed December 11, 2008 and incorporated herein by reference).

4.1	Registration Rights Agreement, dated March 17, 2000 (included as Exhibit 4.4 to the Form S-3 filed April 28, 2000 and incorporated herein by reference).

4.2	Registration Rights Agreement, dated June 30, 1998 (included as Exhibit 4.9 to the Form 10-KSB filed September 29, 1998 and incorporated herein by reference).

4.3	Registration Rights Agreement, dated August 5, 1999 (included as Exhibit 4.7 to the Form 10-KSB filed September 28, 1999 and incorporated herein by reference).

4.4	Registration Rights Agreement, dated February 1, 2007 (included as Exhibit 4.1 to the Form 8-K filed February 2, 2007 and incorporated herein by reference).

4.5	Form of Warrant to Purchase Shares of Common Stock (included as Exhibit 4.2 to the Form 8-K filed February 2, 2007 and incorporated herein by reference).

4.6	Registration Rights Agreement, dated June 25, 2008 (included as Exhibit 4.1 to the Form 8-K filed June 27, 2008 and incorporated herein by reference).

4.7	Form of Warrant, dated June 25, 2008 (included as Exhibit 4.2 to the Form 8-K filed June 27, 2008 and incorporated herein by reference).

4.8	Form of 10% Senior Secured Convertible Note, dated June 25, 2008 (included as Exhibit 4.3 to the Form 8-K filed June 27, 2008 and incorporated herein by reference).

10.1	Precision Optics Corporation, Inc. 1997 Incentive Plan, as amended and restated (included as Exhibit 10.1 to the Form 10-QSB filed November 13, 2003 and incorporated herein by reference).

10.2	Securities Purchase Agreement between the Company and investors, dated March 13, 2000 (included as Exhibit 2.1 to the Form S-3 filed April 28, 2000 and incorporated herein by reference).

10.3	Form of Securities Purchase Agreement between the Company and investors (included as Exhibit 10.1 to the Form 8-K filed April 19, 2006 and incorporated herein by reference).

10.4	Employment Offer Letter from the Company to Michael T. Pieniazek, dated September 15, 2006 (included as Exhibit 10.1 to the Form 8-K filed September 21, 2006 and incorporated herein by reference).

10.5	Precision Optics Corporation, Inc. 2006 Equity Incentive Plan (included as Exhibit 99.1 to the Form 8-K filed December 4, 2006 and incorporated herein by reference).

10.6	Purchase Agreement between the Company and investors, dated February 1, 2007 (included as Exhibit 10.1 to the Form 8-K filed February 2, 2007 and incorporated herein by reference).

10.7	Form of Incentive Stock Option Certificate (included as Exhibit 10.1 to the Form 10-QSB filed February 14, 2007 and incorporated herein by reference).

10.8	Form of Nonstatutory Stock Option Certificate (included as Exhibit 10.2 to the Form 10-QSB filed February 14, 2007 and incorporated herein by reference).

10.9	Purchase Agreement by and among the Company and each investor named therein, dated June 25, 2008 (included as Exhibit 10.1 to the Form 8-K filed June 27, 2008 and incorporated herein by reference).

10.10

Pledge and Security Agreement by and among the Company and each investor named therein, dated June 25, 2008 (included as Exhibit 10.2 to the Form 8-K filed June 27, 2008 and incorporated herein by reference).

10.11	Consulting Agreement between the Company and Jack P. Dreimiller, dated August 15, 2008 (included as Exhibit 10.1 to the Form 8-K filed August 18, 2008 and incorporated herein by reference).

10.12

Side Letter Agreement between the Company and the investors signatory to the Purchase Agreement, dated June 25, 2008, dated November 25, 2008 (included as Exhibit 10.1 to the Form 8-K filed December 11, 2008 and incorporated herein by reference).

10.13	Side Letter Agreement between the Company and the holders signatory to the 10% Senior

Secured Convertible Note, dated December 11, 2008 (included as Exhibit 10.15 to the Form S-1 filed December 18, 2008 and incorporated herein by reference).

10.14

Side Letter Agreement between the Company and the holders signatory to the 10% Senior Secured Convertible Note, dated April 2, 2009 (included as Exhibit 10.16 to the Form S-1/A filed April 6, 2009 and incorporated herein by reference).

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

PRECISION OPTICS CORPORATION, INC.

Date: May 15, 2009	By:	/s/ Richard E. Forkey
Richard E. Forkey
Chief Executive Officer (Principal Executive Officer)

Date: May 15, 2009	By:	/s/ Jack P. Dreimiller
Jack P. Dreimiller
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)