Form 10-K
period 2009-06-30
PRECISION OPTICS CORPORATION INC
filed 2009-09-28
CIK 867840

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2009
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number 001-10647

PRECISION OPTICS CORPORATION, INC.
(Exact name of registrant as specified in its charter)

Massachusetts (State or other jurisdiction of incorporation or organization)	04-2795294 (I.R.S. Employer Identification No.)

22 East Broadway
Gardner, Massachusetts 01440
(Address of principal executive offices) (Zip Code)

(978) 630-1800
(Registrant's telephone number, including area code)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes     ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes     ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes     ☒ No

State the aggregate market value of the voting and non-voting common equity, consisting solely of common stock, held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter: $48,113 (based on a total of 240,566 shares of the registrant's common stock held by non-affiliates on December 31, 2008, at the closing price of $0.20 per share).

The number of shares of outstanding common stock of the registrant as of September 28, 2009 was 1,018,411.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant's Proxy Statement for the 2009 Annual Meeting of Stockholders to be held on November 24, 2009 is incorporated by reference into Part III of this Form 10-K.

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

ITEM 1.    BUSINESS.

HISTORY

We incorporated in Massachusetts in December 1982 and have been publicly-owned since November 1990. References to our Company contained herein include our two wholly-owned subsidiaries, Precise Medical, Inc. and Wood's Precision Optics Corporation, Limited, except where the context otherwise requires.

OUR BUSINESS

We have been a developer and manufacturer of advanced optical instruments since 1982. We design and produce high-quality medical instruments, micro-optics with characteristic dimensions less than 1 millimeter, or mm, and other advanced optical systems. Our medical instrumentation line includes laparoscopes, arthroscopes and endocouplers and a line of world-class 3-D endoscopes for use in minimally invasive surgical procedures. We are registered to the ISO 9001:2000, ISO 13485:2003, and Canadian Medical Devices Conformity Assessment System, or CMDCAS, Quality Standards, and comply with the FDA Good Manufacturing Practices and the European Union Medical Device Directive for CE marking of our medical products. Our website is www.poci.com. Information contained on our website does not constitute part of this annual report.

Principal Products and Services and Methods of Distribution.

Medical Products: Endoscopes and Image Couplers. Since 1982, we have manufactured medical products such as endoscopes, as well as image couplers, beamsplitters and adapters, all of which are used as accessories to endoscopes. We have developed and sold endoscopes incorporating various optical technologies for use in a variety of minimally invasive surgical and diagnostic procedures. Our current line of specialized endoscopes include arthroscopes, which are used in joint surgery, laryngoscopes, which are used in the diagnosis of diseases of the larynx, laparoscopes, which are used in abdominal surgery, ENT scopes, which are used for ear, nose and throat procedures, and stereo endoscopes and cameras, which are used in cardiac and general surgery and enable surgeons to visualize the surgical field in 3-D imagery.

We produce autoclavable endoscopes for various applications, which are CE mark certified for European use, and have been designed and tested to withstand sterilization by autoclave, which is sterilization in a superheated steam under pressure, as well as all other commonly used medical sterilization means. The major benefits of instruments that can be autoclaved include increased patient safety, quick turnaround, and elimination of hazardous sterilant and by-product materials, all of which provide increased value to the user compared to alternative sterilization methods.

Since 1985, we have developed, manufactured and sold a proprietary product line of instrumentation to couple endoscopes to video cameras. Included in this product line are imaging couplers. For example, the Series 200 Parfocal Zoom Couplers and the Series 950 Universal Couplers physically connect the endoscope to a video camera system and transmit the image viewed through the scope to the video camera. Our Series 800 Beamsplitters perform the same function while preserving for the viewer an eye port for direct, simultaneous viewing through the endoscope. These devices are sold primarily to endoscope and video camera manufacturers and suppliers for resale under our customers' names. All of the image couplers and beamsplitters that we manufacture are approved for surgery-approved sterilization. We believe we are one of only a few manufacturers of autoclavable image couplers worldwide.

Medical Products: Next Generation Lenslock™ Endoscopes. We continue to develop and ship our next generation endoscopes that incorporate our leading proprietary Lenslock™ technology (patent pending). We have shipped over 600 ENT endoscopes with diameter of 2.7 mm that incorporate Lenslock™ technology. We recently completed prototypes of our 4 mm Lenslock™ sinuscope, and 5 mm Lenslock™ laproscope, and are actively pursuing development of our new 4 mm Lenslock™ wide field arthroscope. We believe that Lenslock™ technology has advantages over competitive products due to the ease of manufacture and repair, superior image quality, significant cost effectiveness and quality of repair. Further, we believe that incorporating this into our endoscope product line could lead to increased sales of this product.

Medical Products: Sub-millimeter Optics and Endoscopes. Utilizing recently developed proprietary techniques, including patent pending micro-precision™ lens fabrication technology, we design and manufacture ultra-small lenses, prisms and assemblies with sizes as small as 0.2 mm. Assemblies range in complexity from the combination of two lens elements to entire imaging systems utilizing multiple micro-optical elements in combination with larger, conventional optics. Developments in medical procedures requiring minimally invasive visualization in very small spaces, in such specialties as spinal surgery, neurosurgery, cardiothoracic surgery, cardiology and pulmonology, have led to products requiring lenses and endoscopes as small as 0.2 mm in diameter.

Utilizing our proprietary technology, we currently manufacture a number of products with length and/or diameter less than 1 mm and are actively expanding our product line in this area.

Medical Products: Custom Design and Device Production. We design and manufacture custom optical medical products to satisfy our customers' specific requirements. During fiscal year 2007, we completed development and began shipments of an advanced surgical visualization system to a significant new customer. We have received follow-on orders with deliveries continuing into fiscal year 2010. The size and extent of future follow-on orders will depend on market acceptance and other considerations.

Industrial Products. In addition to our medical products, we also sell components and assemblies such as image couplers and beamsplitters specially designed for industrial use, including the video-monitored examination of a variety of industrial cavities and interiors, as well as specialized borescopes for industrial applications. Utilizing micro-precision™ technology, we also design and manufacture sub-millimeter optical components and assemblies for industrial use.

Night Vision Optics. We continue to pursue a partnership effort for the proprietary development of a new class of color night vision devices including a new patent-pending eyepiece lens. With a second round of prototypes recently completed, we expect that the product incorporating our new night vision lenses will be evaluated by the U.S. government in the near future. We cannot control the timing of current evaluations and cannot therefore predict when, if ever, these night vision lenses might begin to generate revenue.

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

We believe that competition for sales of our medical products and services, which have been principally sold to medical device companies who incorporate our products into their systems, is based on performance and other technical features, as well as other factors, such as scheduling and reliability, in addition to competitive pricing. We market and sell our endoscopes to customers for incorporation into their own product lines and for resale under their own name. A number of domestic and foreign competitors also sell endoscopes to these customers and our share of the endoscope market is nominal. We believe that, while our resources are substantially more limited than those of our competitors, we can compete successfully in this market on the basis of product quality, price, delivery and innovation.

Marketing.

During the last three years, we have made significant efforts to update our sales and marketing activities. As part of these efforts, we have generated and continue to generate new marketing materials for recently developed products, including a newly designed website, www.poci.com. Since initiating these efforts, and on an ongoing basis, we have taken a much more comprehensive view of trade show opportunities, targeting those with specific relevance to recently developed products. We believe these efforts afford us a greater opportunity to reach and follow up a broader customer base than we have previously been able to achieve. These efforts have contributed to recent year-over-year revenue increases, and continue to generate prospects for our leading technologies including, Lenslock™, micro-precision™, and custom applications of our core optical capabilities. This includes renewed interest in some of our well-developed products such as our "classic" autoclavable endoscopes and endocouplers, as well as new applications with our micro (fiberoptic) endoscopes.

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

Research and Development.

We believe that our future success depends to a large degree on our ability to continue to conceive and develop new optical products and services to enhance the performance characteristics and methods of manufacture of existing products. Research and development expenses are incurred on our own proprietary products and technology as well as on custom projects on behalf of customers. Accordingly, we expect to continue to seek to obtain product-related design and development contracts with customers and to invest our own funds on research and development. We spent $737,791 and $757,852 of our own funds on research and development, net of reimbursements billed to customers of $181,105 and $224,107 during fiscal years 2009 and 2008, respectively.

We are currently incorporating our Lenslock™ technology (patent pending) into our line of endoscopes. This proprietary technology ensures lower cost, easier reparability and enhanced durability. We are also aggressively pursuing the design, development and manufacture of ultra-small instruments, some with lenses less than 1 mm in diameter, utilizing our micro-precision™ lens technology (patent pending).

Raw Materials and Principal Suppliers.

The basic raw material of the majority of our product line is precision grade optical glass, which we obtain from a few suppliers, principally SCHOTT North America, Inc. and Ohara Corporation. For optical thin film coatings, the basic raw materials we utilize are metals and dielectric compounds, which we obtain from a variety of chemical suppliers. Certain of the thin film coatings utilized in our products are currently procured from an outside supplier, but most thin film coatings are produced in-house. We believe that our demand for these raw materials and thin film coating services is small relative to the total supply, and that the materials and services required for the production of our products are currently available in sufficient production quantities and will be available for fiscal year 2010. We believe, however, that there are relatively few suppliers of the high quality lenses and prisms, which our endoscopes require. In response, we have established our own optical shop for producing ultra-high quality prisms, micro-optics and other specialized optics for a variety of medical and industrial applications.

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

We plan to file for patents, copyrights and trademarks in the United States and in appropriate countries to protect our intellectual property rights to the extent practicable. We hold the rights to several United States and foreign patents and have several patent applications pending, including those for our new generation of 3-D endoscopes, our Lenslock™ endoscope technology and our innovative micro-precision™ lens technology. These patents have expiration dates ranging from March 2015 to June 2028. We are not aware of any infringements of our patents. We plan to protect our patents from infringement in each instance where we determine that doing so would be economical in light of the expense involved and the level and availability of our financial resources. While we believe that our pending applications relate to patentable devices or concepts, these patents may not be issued and we may not be able to successfully defend these patents or effectively limit the development of competitive products and services.

Employees.

As of June 30, 2009, we had 28 employees, 19 of which were full-time employees. There were 16 employees in manufacturing, 6 in engineering/research and development, 1 in sales and marketing and 5 in finance and administration. We are not a party to any collective bargaining agreements. We believe our relations with our employees are good.

Customers.

Revenues from our largest customers, as a percentage of total revenues, for fiscal years 2009 and 2008 were as follows:

	2009	2008
Customer A	23%	11%
Customer B	22	25
Customer C	20	20
Customer D	11	8
All Others	24	36

	100%	100%

No other customer accounted for more than 10% of our revenues in fiscal years 2009 and 2008. At June 30, 2009, receivables from our largest customers were 32%, 21%, 19% and 13% of the total accounts receivable.

Environmental Matters.

Our operations are subject to a variety of federal, state and local laws and regulations relating to the discharge of materials into the environment or otherwise relative to the protection of the environment. From time to time, we use a small amount of hazardous materials in our operations. We believe that we comply with all applicable environmental laws and regulations.

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

We notified the FDA of our intent to market our endoscopes, image couplers, beamsplitters, adapters and video ophthalmoscopes, and the FDA has determined that we may market such devices, subject to the general controls provisions of the Food, Drug and Cosmetic Act. We obtained this FDA permission without the need to undergo a lengthy and expensive approval process due to the FDA's determination that such devices meet the regulatory standard of being substantially equivalent to an existing approved device.

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

Foreign Requirements. Sales of medical device products outside the United States are subject to foreign regulatory requirements that may vary from country to country. Our failure to comply with foreign regulatory requirements would jeopardize our ability to market our products in foreign jurisdictions. The regulatory environment in the European Union for medical device products differs from that in the United States. Medical devices sold in the European Economic Area must bear the CE mark. Devices are classified by manufacturers according to the risks they represent, with a classification of Class III representing the highest risk devices and Class I representing the lowest risk devices. Once a device has been classified, the manufacturer can follow one of a series of conformity assessment routes, typically through a registered quality system, and demonstrate compliance to a "European Notified Body." The CE mark may then be applied to the device. Maintenance of the system is ensured through annual on-site audits by the notified body and a post-market surveillance system requiring the manufacturer to submit serious complaints to the appropriate governmental authority. All of our medical products are CE mark certified.

ITEM 1A.    RISK FACTORS.

RISKS RELATED TO OUR BUSINESS

An investment in our common stock involves a high degree of risk. Before making an investment decision, you should give careful consideration to the following risk factors, in addition to the other information included in this annual report. If any of the following risks actually occur, our business, financial condition or results of operations could be materially and adversely affected and you may lose some or all of your investment.

Our independent auditors have issued a going concern opinion and, if we do not generate enough cash from operations to sustain our business, we may have to liquidate assets or curtail our operations.

The accompanying financial statements have been prepared assuming we will continue as a going concern. During the years ended June 30, 2009 and 2008, we incurred net losses of $992,135 and $1,623,354, respectively. Our auditors have issued a going concern qualification in their report related to our financial statements for the period ended June 30, 2009. This report is based on our history of operating losses, negative cash flows from operations, and our cash position as of June 30, 2009.

Conditions exist which raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern depends on our ability to generate sufficient cash flows to meet our obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain profitable operations. However, we may not be able to obtain additional financing or achieve profitable operations or sufficient cash flows in the future.

The current worldwide economic downturn could have a negative impact on our business, operating results and financial condition.

If the economic downturn continues, our customers may delay, reduce or cancel their purchases of our products, particularly if they or their customers have difficulty obtaining credit, which could reduce our revenues. The economic downturn could increase competition which could have the effect of reducing our prices. We could incur losses if a customer's business fails and is unable to pay us, or pay us on a timely basis. Likewise, if our suppliers have difficulty in obtaining credit or in operating their businesses, they may not be able to provide us with the materials we use to manufacture our products. These actions could result in reduced revenues and higher operating costs, and have an adverse effect on our results of operations and financial condition.

Our existing and future debt obligations could impair our liquidity and financial condition.

Effective June 25, 2008, we completed a financing in which we issued 10% Senior Secured Convertible Notes and Warrants. As of June 30, 2009, we had outstanding notes payable of $600,000, with accrued interest as of June 30, 2009 of $60,833, and we may incur additional debt in the future to fund all or part of our capital requirements. Our outstanding debt and future debt obligations could impair our liquidity and could:

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

It is highly unlikely that we will be able to generate enough cash from our operations to pay our outstanding debt on the specified due date. If we were to fail in the future to make any required payment under agreements governing indebtedness, or equity issues, or fail to comply with the financial and operating covenants contained in those agreements, we would be in default in regards to that financing transaction. A debt default could significantly diminish the market value and marketability of our common stock. Our lenders would have the ability to require that we immediately pay all outstanding indebtedness, and we might not have sufficient assets to satisfy their demands. In this event, we may be forced to seek protection under bankruptcy laws, which could harm our future operations and overall financial condition.

We rely on a small number of customers who may not consistently purchase our products in the future and if we lose any one of these customers, our revenues may decline.

In the fiscal year ended June 30, 2009, our four largest customers represented approximately 23%, 22%, 20% and 11%, respectively, of our total revenues. In the fiscal year ended June 30, 2008, our four largest customers represented approximately 11%, 25%, 20% and 8%, respectively, of our total revenues. No other customer accounted for more than 10% of our revenues during those periods. At June 30, 2009, receivables from our four largest customers were 32%, 21%, 19% and 13%, respectively, of the total accounts receivable.

In the future, a small number of customers may continue to represent a significant portion of our total revenues in any given period. These customers may not consistently purchase our products at a particular rate over any subsequent period. A loss of any of these customers could adversely affect our revenues.

Negative economic conditions increase the risk that we could suffer unrecoverable losses on our customers' accounts receivable which would adversely affect our financial results.

In the fiscal year ended June 30, 2009, our four largest customers represented approximately 23%, 22%, 20% and 11%, respectively, of our total revenues. At June 30, 2009, receivables from these customers were 32%, 21%, 19% and 13%, respectively, of the total accounts receivable. While we believe we have a varied customer base and have experienced strong collections in the past, if current economic conditions fail to improve we may experience change in our customer base, including reductions in their purchasing commitments to us, which could also have a material adverse effect on our revenues and liquidity. We have not purchased insurance on our accounts receivable balances.

Additionally, if our customer who accounts for 32% of our accounts receivable balance at June 30, 2009 and whose accounts receivable we have not insured, fails and is unable to pay us, our business may be harmed.

We rely heavily upon the talents of our Chief Executive Officer and Chief Scientific Officer, the loss of whom could severely damage our business.

Our performance depends to a large extent on a small number of key scientific, technical, managerial and marketing personnel. In particular, we believe our success is highly dependent upon the services and reputation of our Chief Executive Officer, Mr. Richard E. Forkey. The loss of Mr. Forkey's services could severely damage our business.

Additionally, Dr. Joseph N. Forkey, our Executive Vice President and Chief Scientific Officer, provides highly valuable contributions to our capabilities in optical instrument development, in management of new technology and in potentially significant longer-term initiatives in biophysics and biomedical instrumentation. The loss of Dr. Forkey's management and scientific contributions could severely damage our business.

We must continue to be able to attract employees with the scientific and technical skills that our business requires and if we are unable to attract and retain such individuals, our business could be severely damaged.

Our ability to attract employees with a high degree of scientific and technical talent is crucial to the success of our business. There is intense competition for the services of such persons, and we cannot guarantee that we will be able to attract and retain individuals possessing the necessary qualifications. If we cannot attract such individuals, we may not be able to produce our products and our business could be damaged.

We are subject to a high degree of regulatory oversight and, if we do not continue to receive the necessary regulatory approvals, our revenues may decline.

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

We may not continue to receive the FDA's permission to market our current products or may not obtain the necessary regulatory permission, approvals or licenses for the marketing of any of our future products. Also, we cannot predict the impact on our business of FDA regulations or determinations arising from future legislation or administrative action. If we lose the FDA's permission to market our current products or we do not obtain regulatory permission to market our future products, our revenues may decline and our business may be harmed.

We face risks inherent in product development and production under fixed price purchase orders and these purchase orders may not be profitable over time.

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

We hold a number of patents that are important to our business. Although we are not currently aware of any past or present infringements of our patents, we plan to protect these patents from infringement and obtain additional patents whenever feasible. To this end, we have obtained confidentiality agreements from our employees and consultants and others who have access to the design of our products and other proprietary information. Protecting and obtaining patents, however, is both time consuming and expensive. We therefore may not have the resources necessary to assert all potential patent infringement claims or pursue all patents that might be available to us. If our competitors or other third parties infringe on our patents, our business may be harmed.

Third parties may claim that we have infringed on their patents and as a result, we could be prohibited from using all or part of any technology used in our products.

Should third parties claim a proprietary right to all or part of any technology that we use in our products, such a claim, regardless of its merit, could involve us in costly litigation. If successful, such a claim could also result in us being unable to freely use the technology that was the subject of the claim, or sell products embodying such technology. If we engage in litigation, our expenses may increase and our business may be harmed. If we are prohibited from using a particular technology in our products, our revenues may decline and our business may be harmed.

We depend on the availability of certain key supplies and services that are available from only a few sources and if we experience difficulty with a supplier, we may have difficulty finding alternative sources of these supplies or services.

We require certain key supplies for our products, particularly precision grade optical glass, that are available from only a few sources, each of which is located outside the United States. Also, outside vendors grind and polish certain of our lenses and other optical components, such as prisms and windows. Based upon our ordering experience to date, we believe the materials and services required for the production of our products are currently available in sufficient quantities. Our requirements are small relative to the total supply, and we are not currently encountering problems with availability. However, this does not mean that we will continue to have timely access to adequate supplies of essential materials and services in the future or that supplies of these materials and services will be available on satisfactory terms when the need arises. Our business could be severely damaged if we become unable to procure essential materials and services in adequate quantities and at acceptable prices.

From time to time, subcontractors may produce certain of our products for us, and our business is subject to the risk that these subcontractors fail to make timely delivery. Our products and services are also from time to time used as components of the products and services of other manufacturers. We are therefore subject to the risk that manufacturers that integrate our products or services into their own products or services are unable to acquire essential supplies and services from third parties in a timely fashion. If this occurs, we may not be able to deliver our products on a timely basis and our revenues may decline.

Our customers may claim that the products we sold them were defective and if our insurance is not sufficient to cover a claim, we would be liable for the excess.

Like any manufacturer, we are and always have been exposed to liability claims resulting from the use of our products. We maintain product liability insurance to cover us in the event of liability claims, and as of September 28, 2009, no such claims have been asserted or threatened against us. However, our insurance may not be sufficient to cover all possible future product liabilities.

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

Our quarterly financial results vary quarter to quarter and depend on factors which may adversely affect our stock price. As a result, we cannot predict with a high degree of certainty our operating results in any particular fiscal quarter.

Our quarterly operating results may vary significantly depending upon factors such as:

  •
  the timing of completion of significant orders;

  •
  the timing and amount of our research and development expenditures;

  •
  the costs of initial product production in connection with new products;

  •
  the timing of new product introductions—both by us and by our competitors;

  •
  the timing and level of market acceptance of new products or enhanced versions of our existing products;

  •
  our ability to retain existing customers and customers' continued demand for our products and services;

  •
  our customers' inventory levels, and levels of demand for our customers' products and services; and

  •
  competitive pricing pressures.

We may not be able to grow or sustain revenues or achieve or maintain profitability on a quarterly or annual basis and levels of revenue and/or profitability may vary from one such period to another.

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

Our common stock was delisted from the NASDAQ Capital Market at the opening of business on December 27, 2005, and is now traded on the Over-The-Counter Bulletin Board, or OTCBB, under the ticker symbol "PEYE.OB," where we expect our common stock to remain for the foreseeable future. Broker-dealers often decline to trade in OTCBB stocks given the market for such securities is often limited, the stocks are more volatile and the risk to investors is greater. These factors may reduce the potential market for our common stock by reducing the number of potential investors. This may make it more difficult for investors in our common stock to sell shares to third parties or to otherwise dispose of their shares. This could cause our stock price to decline.

Additionally, the price of our common stock may be volatile as a result of a number of factors, including, but not limited to, the following:

  •
  our ability to successfully conceive and to develop new products and services to enhance the performance characteristics and methods of manufacture of existing products;

  •
  our ability to retain existing customers and customers' continued demand for our products and services;

  •
  the timing of our research and development expenditures and of new product introductions;

  •
  the timing and level of acceptance of new products or enhanced versions of our existing products; and

  •
  price and volume fluctuations in the stock market at large which do not relate to our operating performance.

"Penny stock" rules may make buying or selling our securities difficult which may make our stock less liquid and make it harder for investors to buy and sell our securities.

Trading in our securities is subject to the SEC's "penny stock" rules and it is anticipated that trading in our securities will continue to be subject to the penny stock rules for the foreseeable future. The SEC has adopted regulations that generally define a penny stock to be any equity security that has a market price of less than $5.00 per share, subject to certain exceptions. These rules require that any broker-dealer who recommends our securities to persons other than prior customers and accredited investors must, prior to the sale, make a special written suitability determination for the purchaser and receive the purchaser's written agreement to execute the transaction. Unless an exception is available, the regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the risks associated with trading in the penny stock market. In addition, broker-dealers must disclose commissions payable to both the broker-dealer and the registered representative and current quotations for the securities they offer. The additional burdens imposed upon broker-dealers by these requirements may discourage broker-dealers from recommending transactions in our securities, which could severely limit the liquidity of our securities and consequently adversely affect the market price for our securities.

We are contractually obligated to issue shares in the future, diluting your interest in us.

As of June 30, 2009, there were approximately 93,178 shares of our common stock issuable upon exercise of stock options outstanding, at a weighted average exercise price of $16.17 per share. An additional 135,898 shares of our common stock are reserved for issuance under our 2006 Equity Incentive Plan as of May 22, 2009. Also outstanding as of June 30, 2009 are warrants for the issuance of an additional 898,621 shares of our common stock, at a weighted average exercise price of $4.18 per share. The foregoing information gives effect to a 1 for 25 reverse stock split effective December 11, 2008. Moreover, we expect to issue additional shares and options to purchase shares of our common stock to compensate employees, consultants and directors, and we may issue additional shares to raise capital. Any such issuances will have the effect of further diluting the interest of the holders of our securities.

ITEM 2.    PROPERTIES.

We conduct our domestic operations at two facilities in Gardner, Massachusetts. The main Gardner facility is leased from a corporation owned by an individual who is one of our officers and serves on our board of directors. The lease terminated in December 1999 and we are currently a tenant-at-will. We rent the other Gardner facility on a month-to-month basis. We rent office space in Hong Kong for sales, marketing and supplier quality control and liaison activities of our Hong Kong subsidiary.

We believe these facilities are adequate for our current operations and adequately covered by insurance. Significant increases in production or the addition of significant equipment additions or manufacturing capabilities in connection with the production of our line of endoscopes, optical thin films and other products may; however, require the acquisition or lease of additional facilities. We may establish production facilities domestically or overseas to produce key assemblies or components, such as lenses, for our products. Overseas facilities may subject us to the political and economic risks associated with overseas operations. The loss of or inability to establish or maintain such additional domestic or overseas facilities could materially adversely affect our competitive position and profitability.

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of our security holders during the fourth quarter of fiscal year 2009.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is quoted on the Over-The-Counter Bulletin Board, or OTCBB, under the symbol "PEYE.OB." The following table sets forth the high and low bid prices for our common stock for each quarter during the last two fiscal years as quoted on the OTCBB. Such OTCBB market quotations reflect inter-dealer prices, without retail markup, markdown or commissions and may not necessarily represent actual transactions. All prices have been adjusted to reflect a 1 for 25 reverse stock split, effective December 11, 2008.

	High	Low
For the Fiscal Year Ended June 30, 2009
First Quarter ended September 30, 2008	$3.25	$1.00
Second Quarter ended December 31, 2008	$2.25	$0.10
Third Quarter ended March 31, 2009	$1.01	$0.16
Fourth Quarter ended June 30, 2009	$5.00	$0.25
For the Fiscal Year Ended June 30, 2008
First Quarter ended September 30, 2007	$10.00	$5.00
Second Quarter ended December 31, 2007	$8.75	$3.00
Third Quarter ended March 31, 2008	$6.00	$2.75
Fourth Quarter ended June 30, 2008	$5.00	$2.50

Holders

As of September 15, 2009, we had approximately 100 holders of record of our common stock. Holders of record include nominees who may hold shares on behalf of multiple owners.

Dividends

We have not declared any dividends during the last two fiscal years. At present, we intend to retain our earnings, if any, to finance research and development and expansion of our business.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

None.

ITEM 6.    SELECTED FINANCIAL DATA.

As a Smaller Reporting Company as defined by Rule 12b-2 of the Exchange Act and in Item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this Item.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Important Factors Regarding Forward-Looking Statements

This annual report on Form 10-K contains forward-looking statements that involve risks and uncertainties. You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including the risks described in this report and other reports we file with the Securities and Exchange Commission. Although we believe the expectations reflected in the forward-looking statements are reasonable, they relate only to events as of the date on which the statements are made. We do not intend to update any of the forward-looking statements after the date of this annual report to conform these statements to actual results or to changes in our expectations, except as required by law.

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

We are currently developing specialty instruments incorporating our Lenslock™ technology (patent pending) that ensures lower cost, easier reparability and enhanced durability as compared to other design approaches used in the industry. We are also aggressively pursuing ultra-small instruments, some with lenses less than 1 mm in diameter, utilizing micro-precision™ lens technology (patent pending).

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

Since the 1990s, we have maintained a Hong Kong subsidiary to support business and quality control activities as required throughout Asia. We believe that the cost savings from such production is essential to our ability to compete on a price basis in the medical products area particularly and to our profitability in general.

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

Revenue Recognition

We recognize revenue in accordance with the Securities and Exchange Commission Staff Accounting Bulletin, or SAB, No. 104, Revenue Recognition. SAB No. 104 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the price to the buyer is fixed or determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the price to the buyer charged for products delivered or services rendered and collectability of the sales price. We assess credit worthiness of customers based upon prior history with the customer and assessment of financial condition. Our shipping terms are customarily Free On Board, or FOB, shipping point.

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

Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of

We account for impairment of long-lived assets in accordance with Statement of Financial Accounting Standards, or SFAS, No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less estimated costs to sell.

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

Stock-Based Compensation

On July 1, 2006, we adopted SFAS No. 123(R), Accounting for Stock-Based Compensation ("SFAS No. 123(R)"), which requires the measurement and recognition of all compensation costs for all stock based awards made to employees and the Board of Directors based upon fair value over the requisite service period for awards expected to vest. Prior to adoption, we accounted for stock options under the intrinsic value method set in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations, and provided the required pro forma disclosures prescribed by SFAS No. 123, "Accounting for Share-based Compensation" ("SFAS No. 123"), as amended.

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

Results of Operations for the Fiscal Year Ended June 30, 2009 Compared to the Fiscal Year Ended June 30, 2008

During the latter part of fiscal year 2008, we implemented plans to reduce costs, including workforce reductions, and to streamline operations in an effort to reduce net losses. This has resulted in an increase in gross profit and simultaneous decreases in operating expenses, thereby reducing losses, beginning in the third and fourth quarters of fiscal year 2008 and continuing through fiscal year 2009. We anticipate continuing measures taken to contain costs, and to continue our review of other expense areas to determine where additional reductions in discretionary spending can be achieved.

Total revenues for fiscal year 2009 were $3,528,510, an increase of $626,291, or 21.6%, from fiscal year 2008 revenues of $2,902,219. Revenues for fiscal 2009 represent the highest yearly sales level in eight years and was due principally to higher sales of couplers, beamsplitters, optical components and fiber scopes utilizing our micro-precision™ lens and prism technology, and sales of an advanced surgical visualization system The design of the advanced surgical visualization system relied heavily on our experience with medical optics technologies, specifically in the area of advanced optical endoscopic instrumentation.

Revenues from our largest customers, as a percentage of total revenues, were as follows:

	2009	2008
Customer A	23%	11%
Customer B	22	25
Customer C	20	20
Customer D	11	8
All Others	24	36

	100%	100%

No other customer accounted for more than 10% of our revenues in fiscal years 2009 and 2008.

Gross profit for fiscal year 2009 reflected a favorable change of $803,672, compared to fiscal year 2008. Gross profit as a percentage of revenues increased from 27.3% in fiscal year 2008 to 45.2% in fiscal year 2009. The favorable change in our gross profit percentage was due primarily to increased manufacturing efficiencies, favorable change in product mix and certain cost containment plans implemented in fiscal year 2008 and continuing through fiscal year 2009.

Research and development expenses, net were $737,791 for fiscal year 2009 compared to $757,852 for fiscal year 2008. The decrease was due primarily to the recent implementation of certain cost containment plans including workforce reductions, deferring certain development initiatives and focusing on a limited number of products and technologies expected to provide near term revenues. Research and development expenses depend on our assessment of new product opportunities and available resources. Research and development expenses were net of reimbursement of related costs of $181,105 and $224,107 during fiscal years 2009 and 2008, respectively.

Selling, general and administrative expenses decreased by $417,823, or 22.4%, from $1,449,270 for fiscal year 2009 compared to $1,867,093 for fiscal year 2008. The decrease was primarily attributable to the implementation of certain cost containment plans including workforce reductions, as mentioned above. The decrease was partially offset by higher nonrecurring legal, accounting and transfer agent fees amounting to approximately $102,000 related to the preparation and filing of a registration statement and implementation of a 1-for-25 reverse stock split in December 2008, as contractually required by our June 2008 financing transaction.

Sale of assets in fiscal year 2009 represents the sale of previously written off assets for proceeds of $48,752.

Gain on sale of product line of $210,549 in fiscal year 2008 consists of the gain on the sale of our optical thin film product line recognized in the quarter ended March 31, 2008. The purchase price was $250,000, and we will receive a royalty of 25% of revenues exceeding $300,000 annually from the purchased customer list for a three-year period.

Interest income decreased by $5,044 during fiscal year 2009 compared to the previous year. The decrease was due to a lower base of cash and cash equivalents.

Interest expense increased by $443,496 during fiscal year 2009 compared to the previous year. The increase was due to accrued interest for an entire year in 2009 and non-cash interest expense as a result of the amortization of debt discount on the 10% Senior Secured Convertible Notes issued on June 25, 2008.

The income tax provisions in fiscal years 2009 and 2008 represent the minimum statutory state income tax liability.

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

We have traditionally funded working capital needs through product sales, management of working capital components of our business, and by cash received from public and private offerings of our common stock, warrants to purchase shares of our common stock and convertible notes. We have incurred quarter to quarter operating losses during our efforts to develop current products including endoscopes, image couplers, beamsplitters, thin film coatings, night vision and micro-optic lenses, prisms and assemblies for various applications and utilizing a number of proprietary and patent-pending technologies including Lenslock™ endoscope and micro-precision™ lens technologies. Our management expects that such operating losses will continue until sales increase to breakeven and profitable levels. Our management also believes that the opportunities represented by these products have the potential to generate sales increases to achieve breakeven and profitable results.

Our current financial condition may raise doubt among potential equity investors, customers and suppliers regarding our ability to continue as a going concern, as referenced by the Report of Independent Registered Public Accounting Firm on our financial statements for the year ended June 30, 2009, included in this annual report. We may not be able to obtain working capital funds necessary in the time frame needed and at satisfactory terms to correct the going concern issue.

As of June 30, 2009, cash and cash equivalents were $384,593, accounts receivable were $511,807 and current liabilities were $1,492,878. We anticipate that deferred officers' salaries and director consulting expenses accrued at June 30, 2009 will be settled by issuing restricted common stock rather than by cash payments. These deferred amounts included in current liabilities at June 30, 2009 total approximately $330,000. We believe that the introduction of several new products during the last four fiscal years, along with new and on-going customer relationships, will continue to generate additional revenues, which are required in order for us to achieve profitability. If these additional revenues are not achieved on a timely basis, we will be required and are prepared to implement further cost reduction measures, as necessary.

Capital equipment expenditures during fiscal year 2009 were $0, down from $58,718 for fiscal year 2008. Future capital equipment expenditures will be dependent upon future sales and success of on-going research and development efforts.

Contractual cash commitments for the fiscal years subsequent to June 30, 2009 are summarized as follows:

	2010	2011	Thereafter	Total
Operating Leases	$30,450	$800	$1,150	$32,400
Principal & Interest (1)	720,000	—	—	720,000
Totals	$750,450	$800	$1,150	$752,400

(1)
This amount may be reduced to the extent the holders of the Senior Secured Convertible Notes elect to convert the principal on the Notes into our common stock.

We have contractual cash commitments related to open purchase orders for fiscal year 2010 of approximately $71,000.

In February 2007, we completed a private placement, pursuant to which we sold an aggregate of 400,000 shares of common stock and warrants to purchase an aggregate of 400,000 shares of common stock at an exercise price of $8.00 per share. Our net cash proceeds, after offering costs of $123,784, were $2,376,216. In June 2008, we issued Senior Secured Convertible Notes and warrants, raising cash proceeds of $600,000.

Trends and Uncertainties That May Affect Future Results

Our fiscal year 2009 revenues were the highest in eight years. This was due in large part to shipments of the advanced surgical visualization system discussed in results of operations above, the design of which relies heavily on our world-class medical optics technologies, specifically in the area of advanced optical endoscopic instrumentation. While we had no orders for shipments of this product from the third quarter of fiscal year 2008 through the first quarter of fiscal year 2009, we resumed shipments in the second quarter of fiscal year 2009. Our fiscal year 2009 revenues for the year ended June 30, 2009 increased 21.6% from the same period last year.

We expect our pattern of quarter-to-quarter revenue fluctuations to continue, due to the introductory stage of many of our products and the unpredictable timing of orders from customers and the size of those orders in relation to total revenues. Contingent on available funding, we intend to continue to develop and commercialize new products and technical innovations, in particular:

  •
  a new generation of endoscopes that incorporate Lenslock™ technology (patent pending);

  •
  new components and instruments utilizing our new micro-precision™ lens technology (patent pending) for optical components and endoscopes under 1 mm;

  •
  new custom medical products; and

  •
  new night vision lenses.

However, if we do not have sufficient capital to develop and commercialize these products, our future revenues may decline because we cannot offer the innovative products the market is seeking. Over the past few years, we have implemented significant changes in new product and technology development by shifting the emphasis of research and development efforts from developing underlying technologies to commercialization of the applications of these new technologies. These have already been realized to some degree in a number of areas. Over the past two to three years our efforts have produced revenues from our new micro-precision™ lens products and new Lenslock™ endoscopes. Recent initiatives in the area of micro-precision™ lenses address specific customer opportunities in different medical specialty applications. In endoscope technologies, we continue new product offerings in our Lenslock™ product line. We have shipped over 600 ENT endoscopes with diameter of 2.7 mm that incorporate Lenslock™ technology. We recently completed prototypes of our 4 mm Lenslock™ sinuscope, and 5 mm Lenslock™ laproscope, and are actively pursuing development of our new 4 mm Lenslock™ wide field arthroscope. We believe that our Lenslock™ technology has advantages over competitive products due to ease of manufacture and repair, superior image quality, significant cost effectiveness and quality of repair. We anticipate that further incorporating this technology into our endoscope product line will lead to increased sales.

The principal and interest on the 10% Senior Secured Convertible Notes amounting to $600,000 and $120,000, respectively, is due June 25, 2010. This amount may be reduced to the extent the holders of the Notes elect to convert some or all of the principal on the Notes into our common stock. Should the holders not elect to convert all or a substantial amount of the balances due on the Notes into our common stock, it is highly unlikely that we will be able to generate enough cash from our operations to pay these balances in full on the specified due date. Therefore, we may renegotiate terms with existing holders or refinance this debt and, in either case, if available, the terms may be more burdensome. We are currently exploring the possibility of obtaining additional funding sources to satisfy this repayment obligation.

In the event the holders do not elect to convert all or a substantial amount of the balances due on the Notes into our common stock, or if we are not able to renegotiate the terms or obtain financing on terms satisfactory to us, or at all, we may ultimately be unable to meet our payment obligations under the Notes. In such event, all unpaid principal and interest will become immediately due and payable and the holders may pursue any other available remedies. The Notes are secured by a pledge of our assets pursuant to a pledge and security agreement and the security documents ancillary thereto, and in the event we are unable to meet our payment obligations, the holders would have the ability to require that we immediately pay all outstanding indebtedness, and we might not have sufficient assets to satisfy their demands. While we believe that this eventuality is unlikely, it is possible that in this event, we may be forced to seek protection under bankruptcy laws, which could harm our future operations and overall financial condition. Additionally, a debt default could significantly diminish the market value and marketability of our common stock.

During the last two quarters of 2008 and continuing through fiscal year 2009, we implemented certain cost containment plans which included focusing on a limited number of products and technologies expected to provide near term revenues, streamlining operations, workforce reductions and deferring certain development initiatives. These measures reduced our overhead expenses.

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

For the quarter ended June 30, 2009, our cash and cash equivalents decreased by $124,882 from the quarter ended March 31, 2009, compared to an increase of $170,351 from the quarter ended December 31, 2008. For the year ended June 30, 2009, our cash and cash equivalents decreased by $501,395 compared to the year ended June 30, 2008. If our cash reserves continue to decrease, we will be required to seek additional funding for operations. The sale of additional equity or convertible debt securities would result in additional dilution to our stockholders, and debt financing, if available, may involve restrictive covenants that could restrict our operations or finances. Financing may not be available in amounts or on terms acceptable to us, if at all. If we cannot raise funds on acceptable terms or achieve positive cash flow, we may not be able to continue to conduct operations, develop new products, grow market share, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements, any of which would negatively impact our business, operating results and financial condition. If we are not successful in increasing our revenues, reducing our expenses or raising additional equity capital to generate sufficient cash flows to meet our obligations as they come due, we may not be able to continue as a going concern.

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

We have audited the accompanying consolidated balance sheets of Precision Optics Corporation, Inc. and subsidiaries (the Company) as of June 30, 2009 and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal controls over financial reporting. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Precision Optics Corporation, Inc. and subsidiaries as of June 30, 2009 and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Stowe & Degon LLC

Leominster, Massachusetts
September 15, 2009

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES
Consolidated Balance Sheets at June 30, 2009 and 2008

	2009	2008
ASSETS
Current Assets:
Cash and cash equivalents	$384,593	$885,988
Accounts receivable (net of allowance for doubtful accounts of approximately $7,400 in 2009 and 2008)	511,807	387,224
Inventories	709,155	608,431
Prepaid expenses	42,617	36,749

Total current assets	1,648,172	1,918,392

Fixed Assets:
Machinery and equipment	2,352,634	2,352,634
Leasehold improvements	553,596	553,596
Furniture and fixtures	148,303	149,738
Vehicles	42,343	42,343

	3,096,876	3,098,311
Less—Accumulated depreciation and amortization	2,968,503	2,935,922

Net fixed assets	128,373	162,389

Other Assets:
Cash surrender value of life insurance policies	—	5,465
Patents, net	198,643	195,391

Total other assets	198,643	200,856

	$1,975,188	$2,281,637

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
10% Senior secured convertible notes	$464,104	$—
Accounts payable	428,282	364,409
Customer advances	12,393	91,105
Accrued employee compensation	504,187	293,497
Accrued professional services	58,000	94,312
Accrued warranty expense	25,000	25,000
Other accrued liabilities	912	912

Total current liabilities	1,492,878	869,235

10% Senior secured convertible notes	—	10,304

Commitments (Note 3)
Stockholders' Equity:
Common stock, $0.01 par value-Authorized—50,000,000 shares issued and outstanding—1,018,411 shares at June 30, 2009 and June 30, 2008	10,184	10,184
Additional paid-in capital	38,222,002	38,149,655
Accumulated deficit	(37,749,876)	(36,757,741)

Total stockholders' equity	482,310	1,402,098

	$1,975,188	$2,281,637

The accompanying notes are an integral part of these consolidated financial statements.

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES
Consolidated Statements of Operations for the
Years Ended June 30, 2009 and 2008

	2009	2008
Revenues	$3,528,510	$2,902,219
Cost of Goods Sold	1,932,836	2,110,217

Gross profit	1,595,674	792,002

Research and Development Expenses, net	737,791	757,852
Selling, General and Administrative Expenses	1,449,270	1,867,093
Gain on Sale of Product Line	—	(210,549)
Gain on Sale of Assets	(48,752)	—

Total operating expenses	2,138,309	2,414,396

Operating loss	(542,635)	(1,622,394)
Interest Income	5,212	10,256
Interest Expense	(453,800)	(10,304)

Loss before provision for income taxes	(991,223)	(1,622,442)
Provision for Income Taxes	912	912

Net loss	$(992,135)	$1,623,354)

Loss per Share—Basic and Diluted	$(0.97)	$(1.59)

Weighted Average Common Shares Outstanding—Basic and Diluted	1,018,411	1,018,411

The accompanying notes are an integral part of these consolidated financial statements.

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity
for the Years Ended June 30, 2009 and 2008

	Number of Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
Balance, July 1, 2007	1,018,411	$10,184	$37,441,413	$(35,134,387)	$2,317,210
Proceeds from issuance of senior convertible notes and warrants allocated to warrants	—	—	399,000	—	399,000
Proceeds from issuance of senior convertible notes and warrants allocated to beneficial conversion feature	—	—	201,000	—	201,000
Stock-based compensation	—	—	108,242	—	108,242
Net loss	—	—	—	(1,623,354)	(1,623,354)

Balance, June 30, 2008	1,018,411	$10,184	$38,149,655	$(36,757,741)	$1,402,098
Stock-based compensation			72,347		72,347
Net loss				(992,135)	(992,135)

Balance, June 30, 2009	1,018,411	$10,184	$38,222,002	$(37,749,876)	$482,310

The accompanying notes are an integral part of these consolidated financial statements.

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows for the
Years Ended June 30, 2009 and 2008

	2009	2008
Cash Flows from Operating Activities:
Net loss	$(992,135)	$(1,623,354)
Adjustments to reconcile net loss to net cash used in operating activities-
Depreciation and amortization	62,195	161,169
Gain on sale of product line	—	(210,549)
Gain on sale of assets	(48,752)	—
Gain on cash surrender value of life insurance policies	(8,752)	—
Provision for inventory write-down	45,419	39,059
Stock-based compensation expense	72,347	108,242
Non-cash interest expense	453,800	10,304
Changes in operating assets and liabilities-
Accounts receivable, net	(124,583)	413,982
Inventories	(146,143)	237,141
Prepaid expenses	(5,868)	16,290
Accounts payable	63,873	20,679
Customer advances	(78,712)	88,415
Accrued expenses and other	174,657	41,754

Net cash used in operating activities	(532,654)	(696,868)

Cash Flows from Investing Activities:
Purchases of property and equipment	—	(58,718)
Proceeds from sale of assets	48,752	—
Proceeds from cash surrender value of life insurance policies	14,217
Proceeds from sale of product line	—	250,000
Product line sale costs	—	(19,051)
Increase in other assets	(31,710)	(29,554)

Net cash provided by investing activities	31,259	142,677

Cash Flows from Financing Activities:
Proceeds from issuance of senior convertible notes and warrants	—	600,000

Net cash provided by financing activities	—	600,000

Net increase (decrease) in cash and cash equivalents	(501,395)	45,809
Cash and cash equivalents, beginning of year	885,988	840,179

Cash and cash equivalents, end of year	$384,593	$885,988

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for income taxes	$912	$912
Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Cost of inventory sold as part of product line disposal	$—	$20,105

The accompanying notes are an integral part of these consolidated financial statements.

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(1)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)   Nature of Business and Liquidity

Precision Optics Corporation, Inc. (the "Company") designs, develops, manufactures and sells specialized optical systems and components and optical thin-film coatings. The Company conducts business in one industry segment only and its customers are primarily domestic. The Company's products and services fall into two principal areas: (i) medical products for use by hospitals and physicians; and (ii) advanced optical system design and development services and products used by industrial customers.

The Company has sustained recurring net losses and negative cash flows from operations for several years. During the year ended June 30, 2009, the Company incurred a net loss of $992,135 and used cash in operations of $532,654. As of June 30, 2009, cash and cash equivalents were $384,593, accounts receivable were $511,807 and current liabilities were $1,492,878. The Company anticipates that deferred officers' salaries and director consulting expenses accrued at June 30, 2009 will be settled by issuing restricted common stock rather than by cash payments. These deferred amounts included in current liabilities at June 30, 2009 total approximately $330,000. These factors raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. During the latter part of fiscal year 2008, the Company implemented plans to reduce costs and to streamline operations in an effort to reduce net losses. This has resulted in an increase in gross profit and simultaneous decreases in operating expenses, thereby reducing losses substantially, particularly in the third and fourth quarters of fiscal year 2008. The Company believes that the recent introduction of several new products, along with new and on-going customer relationships, will generate additional revenues, which are required in order for the Company to achieve profitability. If these additional revenues are not achieved on a timely basis, the Company will be required and is prepared to implement further cost reduction measures, as necessary.

The Company has incurred quarter to quarter operating losses during its recent efforts to develop current products including endoscopes, image couplers, beamsplitters, thin film coatings, night vision and micro-optic lenses, prisms and assemblies for various applications and utilizing a number of proprietary and patent-pending technologies including Lenslock™ endoscope and micro- precision™ lens technologies. Management expects that such operating losses will continue through fiscal year 2010, and until sales increase to breakeven and profitable levels. Management also believes that the opportunities represented by these products have the potential to generate sales increases to achieve breakeven and profitable results. The Company will continue its review of other expense areas to determine where additional reductions in discretionary spending can be achieved. There can be no assurance that the Company's operating plans will be successful, and if so required, that the Company will be successful in obtaining the capital necessary to continue ongoing operations.

In April 2006, the Company completed a private placement, issuing 338,000 shares of common stock. Net cash proceeds to the Company (after offering costs of $49,725) were $2,062,775. In February 2007, the Company completed a private placement, pursuant to which it sold an aggregate of 400,000 shares of common stock and warrants to purchase an aggregate of 400,000 shares of common stock at an exercise price of $8.00 per share. Net cash proceeds to the Company (after offering costs of $123,784)

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

were $2,376,216 (see Note 4). In June 2008, the Company issued senior secured convertible notes and warrants, raising cash proceeds of $600,000.

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

(b)   Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its two wholly- owned subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation. All shares and per share data reflect the effects of a 1-for-25 reverse stock split that became effective on December 11, 2008.

(c)   Revenues

The Company recognized revenue in accordance with Securities and Exchange Commission issued Staff Accounting Bulletin No. 104, Revenue Recognition ("SAB No. 104"), which requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the price to the buyer is fixed and determinable; and (4) collectability is reasonably assured. The Company's shipping terms are customarily FOB shipping point. The Company's revenue recognition practices comply with the guidance in the bulletin.

The sales price of products and services sold is fixed and determinable after receipt and acceptance of a customer's purchase order or properly executed sales contract, typically before any work is performed. Management reviews each customer purchase order or sales contract to determine that the work to be performed is specified and there are no unusual terms and conditions that would raise questions as to whether the sales price is fixed or determinable. The Company assesses credit worthiness of customers based upon prior history with the customer and assessment of financial condition. Accounts receivable are stated at the amount management expects to collect from outstanding balances. An allowance for doubtful accounts is provided for that portion of accounts receivable considered to be uncollectible, based upon historical experience and management's evaluation of outstanding accounts receivable at the end of the year. Bad debts are written off against the allowance when identified.

The Company's revenue transactions typically do not contain multiple deliverable elements for future performance obligations to customers, other than a standard one-year warranty on materials and workmanship, the estimated costs for which are provided for at the time revenue is recognized.

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

(d)   Cash and Cash Equivalents

The Company includes in cash equivalents all highly liquid investments with original maturities of three months or less at the time of acquisition. Cash and cash equivalents of $384,593 and $885,988 at

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

June 30, 2009 and 2008, respectively, consist primarily of cash at banks and money market funds. The Company maintains its cash and cash equivalents in bank deposit accounts that, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents.

(e)   Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and include material, labor and manufacturing overhead. The components of inventories at June 30, 2009 and 2008 are as follows:

	2009	2008
Raw material	$492,712	$347,298
Work-in-progress	116,605	177,464
Finished goods	99,838	83,669

	$709,155	$608,431

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

During fiscal years 2009 and 2008, the Company recorded pre-tax non-cash provisions for slow-moving and obsolete inventories of approximately $45,000 and $39,000, respectively.

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

Depreciation expense was $33,737 and $53,720 for the years ended June 30, 2009 and 2008, respectively.

(g)   Significant Customers and Concentration of Credit Risk

Statement of Financial Accounting Standards ("SFAS") No. 105, Disclosure of Information about Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk, requires disclosure of any significant off-balance sheet and credit risk.

Financial instruments that subject the Company to credit risk consist primarily of cash equivalents and trade accounts receivable. The Company places its investments with highly rated financial institutions. The Company has not experienced any losses on these investments to date. At June 30, 2009,

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

receivables from the Company's largest customers were 32%, 21%, 19% and 13% of the total accounts receivable. At June 30, 2008, receivables from the Company's largest customers were 27%, 25% and 17% of the total accounts receivable. No other customer accounted for more than 10% of the Company's receivables as of June 30, 2009 and 2008. The Company has not experienced any material losses related to accounts receivable from individual customers. The Company generally does not require collateral or other security as a condition of sale rather relying on credit approval, balance limitation and monitoring procedures to control credit risk of trade account financial instruments. Management believes that allowances for doubtful accounts, which are established based upon review of specific account balances and historical experience, are adequate.

Revenues from the Company's largest customers, as a percentage of total revenues, were as follows:

	2009	2008
Customer A	23%	11%
Customer B	22	25
Customer C	20	20
Customer D	11	8
All Others	24	36

	100%	100%

No other customer accounted for more than 10% of the Company's revenues in fiscal years 2009 and 2008.

(h)   Loss per Share

The Company calculates earnings per share according to SFAS No. 128, Earnings per Share. Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. For each of the two years in the periods ended June 30, 2009 and 2008, the effect of stock options and warrants was anti-dilutive; therefore, they were not included in the computation of diluted loss per share. The number of shares issuable upon the exercise of outstanding stock options and warrants that were excluded from the computation, as their effect would be anti-dilutive, was approximately 992,000 and 996,000 during fiscal 2009 and 2008, respectively.

(i)    Stock-Based Compensation

On July 1, 2006, the Company adopted SFAS No. 123(R), Accounting for Stock-Based Compensation ("SFAS No. 123(R)"), which requires the measurement and recognition of all compensation costs for all stock-based awards made to employees and the Board of Directors based upon fair value over the requisite service period for awards expected to vest. Prior to adoption, the Company accounted for stock options under the intrinsic value method set in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations, and provided the required pro forma disclosures prescribed by SFAS No. 123, "Accounting for Share-based Compensation" ("SFAS No. 123"), as amended.

SFAS 123(R) requires the Company to estimate the fair value of share-based awards on the date of grant using an option-pricing model. The Company adopted SFAS 123(R) using the modified prospective transition method which required the application of the accounting standard starting July 1, 2006, the first day of the Company's fiscal year 2007. Prior period information has not been restated to

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

reflect the fair value method of expensing share-based awards. Stock-based compensation costs recognized for the year ended June 30, 2009 and 2008 amounted to $72,347 and $108,242, respectively.

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

(k)   Patents

Patents are carried at cost, less accumulated amortization of $651,520 and $623,063 at June 30, 2009 and 2008, respectively. Such costs amortized using the straight-line method over the shorter of their legal or estimated useful lives, generally five to ten years. Amortization expense was $28,458 and $107,448 for the years ended June 30, 2009 and 2008, respectively. Amortization expense is expected to be approximately $26,000, $25,000, $25,000, $23,000 and $21,000, respectively, for the years ending June 30, 2010 through June 30, 2014, respectively.

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

(n)   Warranty Costs

The Company does not incur future performance obligations in the normal course of business other than providing a standard one-year warranty on materials and workmanship to its customers. The Company provides for estimated warranty costs at the time product revenue is recognized. Warranty costs have been included as a component of cost of goods sold in the accompanying consolidated

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

statements of operations. The following tables summarize warranty reserve activity for the two years ended June 30, 2009 and 2008:

	2009	2008
Balance at beginning of period	$25,000	$25,000
Provision (credit) for warranty claims	9,569	2,619
Warranty claims incurred	(9,569)	(2,619)

Balance at end of period	$25,000	$25,000

(o)   Research and Development

Research and development expenses are charged to operations as incurred. The Company groups development and prototype costs and related reimbursements in research and development. For the years ended June 30, 2009 and 2008, research and development expense is shown net of reimbursements of $181,105 and $224,107, respectively, in the accompanying statements of operations.

(p)   Comprehensive Income

SFAS No. 130, Reporting Comprehensive Income, requires disclosure of all components of comprehensive income on an annual and interim basis. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owners sources.

The Company's comprehensive loss for the years ended June 30, 2009 and 2008 was equal to its net loss for the same periods.

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

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

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

(t)    Recent Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162. SFAS No. 168 establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. This SFAS is effective for the Company's interim reporting period ending on September 30, 2009. This SFAS is not expected to have a material impact on the Company's consolidated financial position, results of operations and cash flows.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R). SFAS No. 167 changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity's purpose and design and a company's ability to direct the activities of the entity that most significantly impact the entity's economic performance. This SFAS is effective for the Company's interim reporting period ending on September 30, 2010. The Company is currently evaluating the impact of the implementation of SFAS No. 167 on its consolidated financial position, results of operations and cash flows.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events. SFAS No. 165 is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This SFAS requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. The disclosure requirement under this SFAS is effective for the Company's annual reporting for the fiscal year ended on June 30, 2009.

In April 2009, the FASB issued FSP SFAS No. 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies. FSP SFAS No. 141(R)-1 will amend the provisions related to the initial recognition and measurement, subsequent measurement and disclosure of assets and liabilities arising from contingencies in a business combination under SFAS No. 141(R), Business Combinations. The FSP will carry forward the requirements in SFAS No. 141, Business Combinations, for acquired contingencies, thereby requiring that such contingencies be recognized at fair value on the acquisition date if fair value can be reasonably estimated during the allocation period. Otherwise, entities would typically account for the acquired contingencies in accordance with SFAS No. 5, Accounting for Contingencies. The FSP will have the same effective date as SFAS No. 141(R), and will therefore be effective for the Company's business combinations for which the acquisition date is on or after July 1, 2009. The Company is currently evaluating the impact of the implementation of FSP SFAS No. 141(R)-1 on the Company's consolidated financial position, results of operations and cash flows.

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

In April 2009, the FASB issued FSP SFAS No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. FSP SFAS No. 157-4 provides guidelines for making fair value measurements more consistent with the principles presented in SFAS No. 157, Fair Value Measurements. The FSP relates to determining fair values when there is no active market or where the price inputs being used represent distressed sales. It reaffirms what SFAS No. 157 states is the objective of fair value measurement—to reflect how much an asset would be sold for in an orderly transaction (as opposed to a distressed or forced transaction) at the date of the financial statements under current market conditions. Specifically, it reaffirms the need to use judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive. The FSP is effective for the Company's annual reporting for the fiscal year ended on June 30, 2009. The implementation of FSP SFAS No. 157-4 did not have a material impact on its consolidated financial position, results of operations and cash flows.

In April 2009, the FASB issued FSP SFAS No. 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. FSP SFAS No. 107-1 and APB 28-1 enhances consistency in financial reporting by increasing the frequency of fair value disclosures. The FSP relates to fair value disclosures for any financial instruments that are not currently reflected on a company's balance sheet at fair value. Prior to the effective date of this FSP, fair values for these assets and liabilities have only been disclosed once a year. The FSP will now require these disclosures on a quarterly basis, providing qualitative and quantitative information about fair value estimates for all those financial instruments not measured on the balance sheet at fair value. The disclosure requirement under this FSP is effective for the Company's interim reporting period ending on September 30, 2009.

In April 2009, the FASB issued FSP SFAS No. 115-2 and SFAS No. 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. FSP SFAS No. 115-2 and SFAS No. 124-2 provides additional guidance designed to create greater clarity and consistency in accounting and presenting impairment losses on securities. The FSP is intended to bring greater consistency to the timing of impairment recognition, and provide greater clarity to investors about the credit and noncredit components of impaired debt securities that are not expected to be sold. The measure of impairment in comprehensive income remains fair value. The FSP also requires increased and more timely disclosures regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. The FSP is effective for the Company's annual reporting for the fiscal year ended on June 30, 2009. The implementation of FSP SFAS No. 115-2 and SFAS No. 124-2 did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

In December 2008, the FASB issued FSP SFAS No. 132(R)-1, Employers' Disclosures about Postretirement Benefit Plan Assets. FSP SFAS No. 132(R)-1 amends SFAS No. 132(R) to provide guidance on an employer's disclosures about plan assets of a defined benefit pension or other postretirement plan. The FSP requires disclosures surrounding how investment allocation decisions are made, including the factors that are pertinent to an understanding of investment policies and strategies. The disclosure requirement under this FSP is effective for the Company's fiscal year beginning July 1, 2009.

In October 2008, the FASB issued FSP SFAS No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active. FSP SFAS No. 157-3 clarifies the application of SFAS No. 157, which the Company adopted as of July 1, 2008, in situations where the market for a particular financial asset is not active. The Company has considered the guidance provided by FSP SFAS No. 157-3 in its determination of estimated fair values, and the impact was not material.

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

On August 27, 2008, the SEC announced that they will issue for comment a proposed roadmap regarding the potential use by U.S. issuers of financial statements prepared in accordance with International Financial Reporting Standards ("IFRS"). IFRS is a comprehensive series of accounting standards published by the International Accounting Standards Board. Under the proposed roadmap, the Company could be required in fiscal year 2014 to prepare financial statements in accordance with IFRS. The SEC is expected to make a determination in 2011 regarding the mandatory adoption of IFRS. The Company is currently assessing the impact that this potential change would have on its consolidated financial statements, and the Company will continue to monitor the development of the potential implementation of IFRS.

In April 2008, the FASB adopted FSP SFAS No. 142-3, Determination of the Useful Life of Intangible Assets, amending the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. This FSP is effective for intangible assets acquired on or after July 1, 2009. The Company is currently evaluating the impact of the implementation of FSP SFAS No. 142-3 on its consolidated financial position, results of operations and cash flows.

In February 2008, the FASB adopted FSP SFAS No. 157-2, Effective Date of FASB Statement No. 157, delaying the effective date of SFAS No. 157 for one year for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company is currently evaluating the impact of the implementation of the deferred portion of SFAS No. 157 on its consolidated financial position, results of operations and cash flows.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations. SFAS No. 141(R) retains the fundamental requirements of the original pronouncement requiring that the purchase method be used for all business combinations. SFAS No. 141(R) defines the acquirer as the entity that obtains control of one or more businesses in the business combination, establishes the acquisition date as the date that the acquirer achieves control and requires the acquirer to recognize the assets acquired, liabilities assumed and any noncontrolling interest at their fair values as of the acquisition date. In addition, SFAS No. 141(R) requires expensing of acquisition-related and restructure-related costs, remeasurement of earn-out provisions at fair value, measurement of equity securities issued for purchase at the date of close of the transaction and non-expensing of in-process research and development related intangibles. SFAS No. 141(R) is effective for the Company's business combinations for which the acquisition date is on or after July 1, 2009, except that resolution of certain tax contingencies and adjustments to valuation allowances related to business combinations, which previously were adjusted to goodwill, will be adjusted to income tax expense for all such adjustments after July 1, 2009, regardless of the date of the original business combination. The Company is currently evaluating the impact of the implementation of SFAS No. 141(R) on its consolidated financial position, results of operations and cash flows.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51. This SFAS amends Accounting Research Bulletin No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. It requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. This SFAS establishes a single method of accounting for changes in a parent's ownership interest in a subsidiary that do not result in deconsolidation. SFAS No. 160 is effective for the Company's fiscal year beginning July 1, 2009. This

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

SFAS is not expected to have a material impact on the Company's consolidated financial position, results of operations and cash flows.

(2)   10% SENIOR SECURED CONVERTIBLE NOTES

On June 25, 2008, the Company entered into a Purchase Agreement with institutional and other accredited investors (the "Investors") pursuant to which it sold an aggregate of $600,000 of 10% Senior Secured Convertible Notes (the "Notes"), which are convertible into an aggregate of 480,000 shares of common stock, par value $0.01 per share, at a conversion price of $1.25 per share, and warrants to purchase an aggregate of 316,800 shares of common stock at an exercise price of $1.75 per share (the "Warrants"). The Investors are current stockholders of the Company. Interest accrues on the Notes at a rate of 10% per annum and is payable upon the earlier of conversion or maturity of the Notes. The Notes mature on June 25, 2010, and the Warrants expire on June 25, 2015. The closing of the sale of the Notes and Warrants occurred on June 25, 2008.

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

The Notes are secured by a pledge of the Company's assets under the terms of a Pledge and Security Agreement and the security documents ancillary thereto.

The Notes consist of the following:

	June 30, 2009	June 30, 2008
10% Senior Secured Convertible Notes issued on June 25, 2008, convertible into common stock at $1.25 per share, bearing interest at 10% per annum. Outstanding principal and accrued interest are due at maturity, June 25, 2010.	$600,000	$600,000
Accrued interest—10% coupon	60,833	833
Unamortized discount	(196,729)	(590,529)

	$464,104	$10,304

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

In accordance with EITF 00-27, Application of EITF Issue No. 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios," the proceeds from the issuance of the Notes were first allocated between the Notes and the Warrants. The value of the conversion feature was then calculated, which resulted in an effective conversion ratio that was less

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

than the market price of the Company's common stock. The intrinsic value of this beneficial conversion feature was recorded as a further discount to the Notes, equal to the difference between the effective conversion ratio and the market price of the Company's common stock, with a corresponding increase to additional paid-in capital.

The following summarizes the discount on the Notes as of June 30:

	2009	2008
Discount—beginning balance	$590,529	$—
Proceeds allocated to warrants	—	399,000
Beneficial conversion feature—intrinsic value	—	201,000
Less: amortization of discount	(393,800)	(9,471)

Discount—ending balance	$196,729	$590,529

(3)   COMMITMENTS

(a)   Related Party Transactions

The Company leases one of its facilities from a corporation owned by an officer-director-shareholder of the Company. The Company is currently a tenant-at-will, paying rent of $9,000 per month. Total rent expense paid to related parties was $108,000 in each of fiscal years 2009 and 2008, and is included in the accompanying consolidated statements of operations.

The Company paid or accrued fees to a director of $60,000 in each of fiscal years 2009 and 2008 for consulting services.

(b)   Operating Lease Commitments

The Company has entered into operating leases for its office space and equipment that expire at various dates through fiscal year 2010. Total future minimum rental payments under all non-cancelable operating leases are approximately $30,450 in fiscal 2010 and $1,950 thereafter.

Rent expense on operating leases, excluding the related party rent described above, was approximately $46,844 and $46,900 for the years ended June 30, 2009 and 2008, respectively.

(4)   STOCKHOLDERS' EQUITY

(a)   Stock Options

Stock-based compensation costs recognized for the year ended June 30, 2009 and 2008, included compensation costs for awards granted prior to, but not yet vested as of July 1, 2006 (adoption date), as well as any new grants issued after July 1, 2006. Total costs recognized during the year ended June 30, 2009 and 2008 amounted to $72,347 and $108,242, respectively, and were included in the accompanying consolidated statements of operations in: selling, general and administrative expenses (2009 – $55,340; 2008 – $83,161), cost of goods sold (2009 – $14,252; 2008 – $18,635), and research and development expenses, net (2009 – $2,755; 2008 – $6,446). No compensation has been capitalized because such amounts would have been immaterial. There was no net income tax benefit recognized related to such compensation for the years ended June 30, 2009 or 2008, as the Company is currently in a loss position. The total number of options granted during the year ended June 30, 2009 was 1,200.

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

As of June 30, 2009, the unrecognized compensation costs related to options vesting will be primarily recognized over a period of approximately 2 years:

OPTIONS	2010	2011	TOTAL
Compensation Expense	$12,703	$12,703	$25,406

Upon adoption of SFAS 123(R), in accordance with Staff Accounting Bulletin No. 107, Share-Based Payment, the Company selected the Black-Scholes option-pricing model as the most appropriate method for determining the estimated fair value for the stock awards. The Black-Scholes method of valuation requires several assumptions: (1) the expected term of the stock award; (2) the expected future stock volatility over the expected term; and (3) risk-free interest rate. The expected term represents the expected period of time the Company believes the options will be outstanding based on historical information. Estimates of expected future stock price volatility are based on the historic volatility of the Company's common stock and the risk free interest rate is based on the U.S. Zero-Bond rate. The Company utilizes a forfeiture rate based on an analysis of the Company's actual experience. The fair value of options at date of grant was estimated with the following assumptions:

	Years Ended
	June 30, 2009	June 30, 2008
Assumptions:
Option life	5.3 years	5.3 years
Risk-free interest rate	2.06%	4.84%
Stock volatility	179%	147%
Dividend yield	0	0
Weighted average fair value of grants	$1.25	$7.25

Stock Option and Other Compensation Plans:

The type of share-based payments currently utilized by the Company is stock options.

The Company has various stock option and other compensation plans for directors, officers, and employees. The Company has the following stock option plans outstanding as of June 30, 2009: Amended and Restated 1997 Incentive Plan and the 2006 Equity Incentive Plan. Vesting periods are at the discretion of the Board of Directors and typically average five years. Options under these plans are granted at fair market value and have a term of ten years from the date of grant.

During fiscal 2007, the stockholders approved an equity incentive plan (the "2006 Incentive Plan"), which provides eligible participants (certain employees, directors, consultants, etc.) the opportunity to receive a broad variety of equity based and cash awards. Options granted vest and are exercisable for periods determined by the Board of Directors, not to exceed 10 years from the date of grant. A total of 139,898 shares of common stock have been reserved for issuance under the 2006 Incentive Plan. At June 30, 2009, a total of 4,000 stock options are outstanding and 135,898 shares of common stock were available for future grants under the 2006 Incentive Plan.

During fiscal 1998, the stockholders approved an incentive plan (the "1997 Incentive Plan"), which provided eligible participants (certain employees, directors, consultants, etc.) the opportunity to receive a broad variety of equity based and cash awards. Options granted vest and are exercisable for periods determined by the Board of Directors, not to exceed 10 years from the date of grant. Options for a total of 94,432 shares of common stock are outstanding at June 30, 2008 under the 1997 Incentive Plan,

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

as amended and restated in fiscal year 2006. Prior to the adoption of the 2006 Incentive Plan, 9,000 stock options were granted in fiscal year 2007 under the 1997 Incentive Plan. Upon the adoption of the 2006 Incentive Plan, no new awards were granted under the 1997 Incentive Plan. No shares are available for future grants under the Company's 1997 Incentive Plan.

The following tables summarize stock option activity for the two years ended June 30, 2009:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Life
Outstanding at June 30, 2007	101,335	$15.50	8.57 years
Grants	1,200	7.75
Exercises	—
Cancellations	(5,303)	9.00
Outstanding at June 30, 2008	97,232	$15.75	7.56 years
Grants	1,200	1.25
Exercises	—
Cancellations	(5,254)	6.61

Outstanding at June 30, 2009	93,178	$16.17	6.56 years

Information related to the stock options outstanding as of June 30, 2009 is as follows:

Range of Exercise Prices	Number of Shares	Weighted-Average Remaining Contractual Life (years)	Weighted-Average Exercise Price	Exercisable Number of Shares	Exercisable Weighted-Average Exercise Price
$1.25	1,200	9.41	$1.25	1,200	$1.25
$6.25	1,600	7.42	6.25	1,600	6.25
$7.75	1,200	8.42	7.75	1,200	7.75
$11.50	800	6.42	11.50	800	11.50
$13.75	51,018	6.86	13.75	48,352	13.75
$20.75	37,360	5.96	20.75	37,360	20.75

$1.25–$20.75	93,178	6.56	$16.17	90,512	$16.24

The aggregate intrinsic value of the Company's "in-the-money" outstanding and exercisable options as of June 30, 2009 was $0 and $0, respectively.

(b)   Registration Statement

On December 18, 2008, the Company filed a registration statement on Form S-1 to register 1,074,621 shares of common stock, which included 480,000 shares underlying Senior Secured Convertible Notes, 96,000 shares underlying potential interest due on the Notes and 498,621 shares underlying warrants. The Company filed an amendment to the Form S-1 on April 6, 2009, reducing the number of shares being registered to 960,439 shares, which included 480,000 shares underlying the Notes and 480,439 shares underlying warrants. The Company will not receive any proceeds from the sale or other disposition of common stock by the selling stockholders. The Company may receive proceeds from the exercise of warrants. On June 29, 2009, the registration statement was declared effective by the U.S. Securities and Exchange Commission.

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(c)   Reverse Stock Split

Effective as of the open of business on December 11, 2008, the Company effected a reverse stock split of its common stock, par value $0.01 per share. Every 25 shares of common stock were reclassified and combined into one share of common stock, and the Company's stock ticker symbol on the OTCBB was changed from POCI.OB to PEYE.OB. No fractional shares were issued as a result of the reverse stock split. Instead, each resulting fractional share of common stock was rounded up to one whole share. The reverse stock split reduced the number of shares of common stock outstanding from 25,458,212 to 1,018,411. The total number of authorized shares of common stock continued to be 50,000,000 and the par value per share of the common stock continued to be $0.01.

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

(d)   Warrants

In conjunction with the sale of the 10% Senior Secured Convertible Notes on June 25, 2008 mentioned above, the Company issued warrants to purchase an aggregate of 316,800 shares of common stock at an exercise price of $1.75 per share. The warrants expire on June 25, 2015.

In February 2007, the Company completed a private placement with institutional and other accredited investors pursuant to which it sold an aggregate of 400,000 shares of common stock, at a price of $6.25 per share and warrants to purchase an aggregate of 400,000 shares of common stock at an exercise price of $8.00 per share. In conjunction with the issuance by the Company of the 10% Senior Secured Convertible Notes and warrants on June 25, 2008, certain anti-dilution provisions of the existing warrants were triggered. As a result, the number of existing warrants was increased from 400,000 to 581,821 and the related exercise price was decreased from $8.00 per share to $5.50 per share. The warrants expire on February 1, 2012.

(5)   INCOME TAXES

The provision for income taxes in the accompanying consolidated statements of operations consists of the minimum statutory state income tax liability of $912 and $912 for the years ended June 30, 2009 and 2008, respectively.

A reconciliation of the federal statutory rate to the Company's effective tax rate for the two years ended June 30 is as follows:

	2009	2008
Income tax benefit at federal statutory rate	(34.0)%	(34.0)%

Increase (decrease) in tax resulting from- State taxes, net of federal benefit	(6.3)	(6.8)
Change in valuation allowance	66.9	43.0
Nondeductible items	0.7	1.1
Prior-year tax adjustments	(23.9)	—
Other	(3.3)	(3.2)

Effective tax rate	0.1%	0.1%

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The components of deferred tax assets and liabilities at June 30, 2009 and 2008 are approximately as follows:

	2009	2008
Deferred tax assets:
Net operating loss carry forwards	$2,403,000	$2,035,000
Tax credit carry forwards	370,000	96,000
Reserves and accruals not yet deducted for tax purposes	173,000	151,000

Total deferred tax assets	2,946,000	2,282,000
Valuation allowance	(2,946,000)	(2,282,000)

Net deferred tax asset	$—	$—

The Company has provided a valuation allowance to reduce the net deferred tax asset to an amount the Company believes is "more likely than not" to be realized. The valuation allowance increased in fiscal 2009 by approximately $664,000.

At June 30, 2009, the Company had federal and state net operating loss carry forwards of approximately $5,300,000 and $5,000,000, respectively, which will, if not used, expire at various dates from 2010 through 2028. In addition, the Company had net operating loss carry forwards from its Hong Kong operations of approximately $1,600,000, which carry forward indefinitely.

(6)   PROFIT SHARING PLAN

The Company has a defined contribution 401K profit sharing plan. Employer profit sharing and matching contributions to the plan are discretionary. No employer profit sharing contributions were made to the plan in fiscal years 2009 and 2008. Employer matching contributions to the plan amounted to $0 and $17,473 for fiscal years 2009 and 2008, respectively.

(7)   SALE OF PRODUCT LINE

On January 18, 2008, the Company entered into an Asset Purchase Agreement for the sale of its custom optical thin film product line and completed the sale on the same date. The assets sold included equipment, certain inventory, intellectual property, and a customer list. The purchase price was $250,000, and the Company will also receive a royalty of 25% of revenues exceeding $300,000 annually from the purchased customer list for a three-year period. The Company recognized a gain of $210,549 from the sale of the product line, recorded in the quarter ended March 31, 2008.

(8)   SALE OF ASSETS

The Company sold equipment that was previously written off for proceeds totaling $48,752 and recorded a gain of $48,752, which is included within operating expenses in the accompanying consolidated statements of operations.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A(T).    CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and our Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report on Form 10-K. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures, including internal control over financial reporting, were not effective as of June 30, 2009, to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended (i) is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are intended to be designed to provide reasonable assurance that such information is accumulated and communicated to our management.

Management's Annual Report on Internal Control Over Financial Reporting

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

A "material weakness" is defined as a significant deficiency, or a combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. A "significant deficiency" is a control deficiency, or a combination of control deficiencies, that adversely affects a company's ability to initiate, authorize, record, process or report external financial data reliably in accordance with generally accepted accounting principles such that there is more than a remote likelihood that a misstatement of the annual or interim financial statements that is more than inconsequential will not be prevented or detected.

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting as of June 30, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.

The following is a description of two material weaknesses in the Company's internal control over financial reporting:

Segregation of Duties: As previously disclosed in our annual report on Form 10-K for the fiscal year ended June 30, 2008, our management identified a control deficiency during the 2008 fiscal year because we lacked sufficient staff to segregate accounting duties. We believe the control deficiency resulted primarily because we have the equivalent of one and one-half persons performing all accounting-related on-site duties. As a result, we did not maintain adequate segregation of duties within our critical financial reporting applications, the related modules and financial reporting processes. This control deficiency could result in a misstatement of balance sheet and income statement accounts in our interim or annual consolidated financial statements that would not be detected. Accordingly, management has determined that this control deficiency constitutes a material weakness. No audit adjustments to the Company's audited financial statements as of June 30, 2009 were necessary as a result of this condition.

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

We believe that the step outlined above strengthens our internal control over financial reporting and mitigates the material weakness described above. As part of our 2010 assessment of internal control over financial reporting, our management will evaluate this additional control to assess whether it is operating effectively.

Inventory Valuation: There are insufficient controls with respect to the valuation of our inventories. Specifically, the amounts used to value our inventory at June 30, 2009 with respect to overhead rates and purchased items were often not consistent with the supporting documentation, due to year-to-year changes in overhead rates and costs of purchased items that were not properly reflected in inventory valuation. Accordingly, management has determined that this control deficiency constitutes a material weakness. No audit adjustments to the Company's audited financial statements as of June 30, 2009 were necessary as a result of this condition.

To address and remediate the material weakness in internal control over financial reporting described above, we intend to implement procedures to improve our inventory controls and documentation surrounding inventory valuation for overhead rates and purchased items.

We intend to continue to remediate material weaknesses and enhance our internal controls but cannot guarantee that our efforts will result in remediation of our material weaknesses or that new issues will not be exposed in this process.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to the temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.

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

ITEM 9B.    OTHER INFORMATION.

None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

We will furnish to the Securities and Exchange Commission a definitive Proxy Statement not later than 120 days after the close of our fiscal year ended June 30, 2009. The information required by this item, other than with respect to our Corporate Code of Ethics and Conduct, is incorporated herein by reference to the Proxy Statement.

A copy of our Corporate Code of Ethics and Conduct applicable to all employees, officers and directors of our Company, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions can be obtained free of charge by contacting our Clerk, c/o Precision Optics Corporation, 22 East Broadway, Gardner, Massachusetts 01440.

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

1.
FINANCIAL STATEMENTS

The following documents are filed in Part II, Item 8 of this annual report on Form 10-K:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets at June 30, 2009 and 2008
Consolidated Statements of Operations for the years ended June 30, 2009 and 2008
Consolidated Statements of Stockholders' Equity for the years ended June 30, 2009 and 2008
Consolidated Statements of Cash Flows for the years ended June 30, 2009 and 2008
Notes to Consolidated Financial Statements

2.
FINANCIAL STATEMENT SCHEDULES

All financial statement schedules have been omitted as they are not required, not applicable, or the required information is otherwise included.

3.
EXHIBITS

The exhibits listed below are filed with or incorporated by reference in this report.

Exhibit	Description
2.1	Asset Purchase Agreement between the Company and Optometrics Corporation, dated January 18, 2008 (included as Exhibit 2.1 to the Form 8-K filed January 25, 2008 and incorporated herein by reference).
3.1	Articles of Organization of the Company, as amended (included as Exhibit 3.1 to the Form SB-2 filed March 16, 2007 and incorporated herein by reference).
3.2	By-laws of Precision Optics Corporation (included as Exhibit 3.2 to the Form S-1 filed on December 18, 2008 and incorporated herein by reference).

3.3	Articles of Amendment, dated December 11, 2008 (included as Exhibit 3.1 to the Form 8-K filed December 11, 2008 and incorporated herein by reference).
4.1	Registration Rights Agreement, dated March 17, 2000 (included as Exhibit 4.4 to the Form S-3 filed April 28, 2000 and incorporated herein by reference).
4.2	Registration Rights Agreement, dated June 30, 1998 (included as Exhibit 4.9 to the Form 10-KSB filed September 29, 1998 and incorporated herein by reference).
4.3	Registration Rights Agreement, dated August 5, 1999 (included as Exhibit 4.7 to the Form 10-KSB filed September 28, 1999 and incorporated herein by reference).
4.4	Registration Rights Agreement, dated February 1, 2007 (included as Exhibit 4.1 to the Form 8-K filed February 2, 2007 and incorporated herein by reference).
4.5	Form of Warrant to Purchase Shares of Common Stock (included as Exhibit 4.2 to the Form 8-K filed February 2, 2007 and incorporated herein by reference).
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
14.1	Precision Optics Corporation, Inc. Corporate Code of Ethics and Conduct (included as Exhibit 14.1 to the Form 10-K filed September 28, 2008 and incorporated herein by reference).
21.1	Subsidiaries of the Registrant (included as Exhibit 21.1 to the Form 10-K filed September 26, 2008 and incorporated herein by reference).
23.1	Consent of Independent Registered Public Accounting Firm (filed herewith).
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 28, 2009	PRECISION OPTICS CORPORATION, INC.
	By:	/s/ Richard E. Forkey Richard E. Forkey Chairman of the Board, Chief Executive Officer (Principal Executive Officer), President and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Richard E. Forkey Richard E. Forkey	Chairman of the Board, Chief Executive Officer, President and Treasurer (Principal Executive Officer)	September 28, 2009
/s/ Joseph N. Forkey Joseph N. Forkey	Executive Vice President, Chief Scientific Officer and Director	September 28, 2009
/s/ Donald A. Major Donald A. Major	Director	September 28, 2009
/s/ Richard B. Miles Richard Miles	Director	September 28, 2009
/s/ Joel R. Pitlor Joel R. Pitlor	Director	September 28, 2009
/s/ Jack P. Dreimiller Jack P. Dreimiller	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	September 28, 2009