Form 10-Q
period 2009-09-30
PRECISION OPTICS CORPORATION INC
filed 2009-11-16
CIK 867840

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

or

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The number of shares outstanding of the issuer’s common stock, par value $0.01 per share, at November 13, 2009 was 1,018,411 shares.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30, 2009	June 30, 2009
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$346,671	$384,593
Accounts Receivable, net	435,889	511,807
Inventories, net	701,250	709,155
Prepaid Expenses	18,615	42,617
Total Current Assets	1,502,425	1,648,172
PROPERTY AND EQUIPMENT
Machinery and Equipment	2,353,697	2,352,634
Leasehold Improvements	553,596	553,596
Furniture and Fixtures	148,303	148,303
Vehicles	42,343	42,343
	3,097,939	3,096,876

Less: Accumulated Depreciation	(2,981,416)	(2,968,503)
Net Property and Equipment	116,523	128,373
OTHER ASSETS
Patents, net	197,910	198,643
Total Other Assets	197,910	198,643
TOTAL ASSETS	$1,816,858	$1,975,188
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
10% Senior Secured Convertible Notes	$528,979	$464,104
Accounts Payable	386,710	428,282
Customer Advances	—	12,393
Accrued Employee Compensation	520,333	504,187
Accrued Professional Services	42,500	58,000
Accrued Warranty Expense	25,000	25,000
Other Accrued Liabilities	—	912
Total Current Liabilities	1,503,522	1,492,878
STOCKHOLDERS’ EQUITY
Common Stock, $0.01 par value -
Authorized - 50,000,000 shares
Issued and Outstanding – 1,018,411 shares at September 30, 2009 and at June 30, 2009	10,184	10,184
Additional Paid-in Capital	38,225,178	38,222,002
Accumulated Deficit	(37,922,026)	(37,749,876)
Total Stockholders’ Equity	313,336	482,310

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,816,858	$1,975,188

The accompanying notes are an integral part of these consolidated financial statements.

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED

SEPTEMBER 30, 2009 AND 2008

(UNAUDITED)

	Three Months Ended September 30,
	2009	2008
Revenues	$623,384	$659,735

Cost of Goods Sold	404,358	355,593

Gross Profit	219,026	304,142

Research and Development Expenses, net	14,647	176,610

Selling, General and Administrative Expenses	312,686	371,949

Gain on Sale of Assets	(870)	—

Total Operating Expenses	326,463	548,559

Operating Loss	(107,437)	(244,417)

Interest Income	162	2,951

Interest Expense	(64,875)	(185,475)

Net Loss	$(172,150)	$(426,941)

Loss Per Share - Basic and Diluted	$(0.17)	$(0.42)

Weighted Average Common Shares Outstanding - Basic and Diluted	1,018,411	1,018,411

The accompanying notes are an integral part of these consolidated financial statements.

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED

SEPTEMBER 30, 2009 AND 2008

(UNAUDITED)

	Three Months Ended September 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(172,150)	$(426,941)
Adjustments to Reconcile Net Loss to Net Cash
Used In Operating Activities -
Depreciation and Amortization	21,334	18036
Gain on Sale of Assets	(870)	—
Stock-based Compensation Expense	3,176	14,060
Non-cash Interest Expense	64,875	185,475
Changes in Operating Assets and Liabilities-
Accounts Receivable, net	75,918	13,956
Inventories	7,905	(16,154)
Prepaid Expenses	24,002	20,759
Accounts Payable	(41,572)	40,163
Customer Advances	(12,393)	(69,562)
Accrued Expenses	(266)	(28,431)
Net Cash Used In Operating Activities	(30,041)	(248,639)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of Property and Equipment	(1,063)	—
Proceeds from Sale of Assets	870	—
Additional Patent Costs	(7,688)	(2,657)
Net Cash Used By Investing Activities	(7,881)	(2,657)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(37,922)	(251,296)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	384,593	885,988

CASH AND CASH EQUIVALENTS, END OF PERIOD	$346,671	$634,692

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash Paid for-
Income Taxes	$912	$—

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

These consolidated financial statements have been prepared by the Company, without audit, and reflect normal recurring adjustments which, in the opinion of management, are necessary for a fair statement of the results of the first quarter of the Company’s fiscal year 2010. These consolidated financial statements do not include all disclosures associated with annual consolidated financial statements and, accordingly, should be read in conjunction with footnotes contained in the Company’s consolidated financial statements for the year ended June 30, 2009 together with the Report of Independent Registered Public Accounting Firm filed under cover of the Company’s 2009 annual report on Form 10-K.

The Company has sustained recurring net losses and negative cash flows from operations for several years. During the quarter ended September 30, 2009, the Company incurred a net loss of $172,150 and used cash in operations of $30,041. As of September 30, 2009, cash and cash equivalents were $346,671, accounts receivable were $435,889 and current liabilities were $1,503,522. The Company anticipates that deferred officers’ salaries and director consulting expenses accrued at September 30, 2009 will be settled by issuing restricted common stock rather than by cash payments. These deferred amounts included in current liabilities at September 30, 2009 total approximately $390,000. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. During the latter part of fiscal year 2008, the Company implemented plans to reduce costs and to streamline operations in an effort to reduce net losses. This has resulted in an increase in gross profit and simultaneous decreases in operating expenses, thereby reducing losses substantially, beginning in the third and fourth quarters of fiscal year 2008. The Company believes that the recent introduction of several new products, along with new and on-going customer relationships, will generate additional revenues, which are required in order for the Company to achieve profitability. If these additional revenues are not achieved on a timely basis, the Company will be required and is prepared to implement further cost reduction measures, as necessary.

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

Loss Per Share

Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. For the three months ended September 30, 2009 and 2008, the effect of stock options and warrants was antidilutive; therefore, they were not included in the computation of diluted loss per share. The number of shares issuable upon the exercise of outstanding stock options and warrants that were excluded from the computation were approximately 992,000 and 990,800 for the three months ended September 30, 2009 and 2008, respectively.

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

Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of

Long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less estimated costs to sell.

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

Subsequent Events

The Company adopted Accounting Standards Codification (ASC) 855, Subsequent Events (“ASC 855”). ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. The adoption of ASC 855 did not have a material impact on the Company’s consolidated results of operations or financial condition. The Company has evaluated subsequent events through November 16, 2009, the date the financial statements were issued.

2. INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

	September 30, 2009	June 30, 2009
Raw Materials	$320,860	$492,712
Work-In-Progress	190,199	116,605
Finished Goods	190,191	99,838
Total Inventories	$701,250	$709,155

3. 10% SENIOR SECURED CONVERTIBLE NOTES

The 10% Senior Secured Convertible Notes consist of the following:

	September 30, 2009	June 30, 2009
10% Senior Secured Convertible Notes issued on June 25, 2008, convertible into common stock at $1.25 per share, bearing interest at 10% per annum. Outstanding principal and accrued interest are due at maturity, June 25, 2010	$600,000	$600,000
Accrued interest—10% coupon	75,833	60,833
Unamortized discount	(146,854)	(196,729)
	$528,979	$464,104

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

In accordance with EITF 00-27, Application of EITF Issue No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,” the proceeds from the issuance of the Notes were first allocated between the Notes and the Warrants. The value of the conversion feature was then calculated, which resulted in an effective conversion ratio that was less than the market price of the Company’s common stock. The intrinsic value of this beneficial conversion feature was recorded as a further discount to the Notes, equal to the difference between the effective conversion ratio and the market price of the Company’s common stock, with a corresponding increase to additional paid-in capital.

The following summarizes the discount on the Notes:

	September 30, 2009	June 30, 2009
Discount—beginning balance	$196,729	$590,529
Proceeds allocated to warrants	—	—
Beneficial conversion feature—intrinsic value	—	—
Less: amortization of discount	(49,875)	(393,800)
Discount—ending balance	$146,854	$196,729

4.  STOCK-BASED COMPENSATION

Stock-based compensation costs recognized during the three month periods ended September 30, 2009 and 2008 amounted to $3,176 and $14,060, respectively, and were included in the accompanying consolidated statements of operations in: (1) selling, general and administrative expenses (2009 - $0; 2008 - $9,808), cost of goods sold (2009 - $3,176; 2008 - $3,563), and research and development expenses, net (2009 - $0; 2008 - $689).   No compensation has been capitalized because such amounts would have been immaterial. There was no net income tax benefit recognized related to such compensation for the three month periods ended September 30, 2009 and 2008, as the Company is currently in a loss position. There were no options granted during the three month periods ended September 30, 2009 and 2008, respectively.

As of September 30, 2009, the unrecognized compensation costs related to options vesting will be primarily recognized over a period of approximately 1 3/4 years:

OPTIONS	2010	2011	Total

Compensation Expense	$9,527	$12,703	$22,230

There was no stock option activity during the first three months of fiscal year 2010.

Information related to the stock options outstanding as of September 30, 2009 is as follows:

Range of Exercise Prices	Number of Shares	Weighted- Average Remaining Contractual Life (years)	Weighted- Average Exercise Price	Exercisable Number of Shares	Exercisable Weighted- Average Exercise Price
$1.25	1,200	9.16	$1.25	1,200	$1.25
$6.25	1,600	7.17	6.25	1,600	6.25
$7.75	1,200	8.16	7.75	1,200	7.75
$11.50	800	6.17	11.50	800	11.50
$13.75	51,018	6.61	13.75	49,685	13.75
$20.75	37,360	5.71	20.75	37,360	20.75
$1.25-$20.75	93,178	6.31	$16.17	91,845	$16.21

There were no “in-the-money” outstanding and exercisable options as of June 30, 2009 and September 30, 2009.

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

7.   SALE OF ASSETS

During the quarter ended September 30, 2009, the Company sold equipment that was previously written off for proceeds totaling $870 and recorded a gain of $870, which is included within operating expenses in the accompanying consolidated statements of operations.

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

We are currently developing specialty instruments incorporating our Lenslock TM  technology (patent pending) that ensures lower cost, easier reparability and enhanced durability as compared to other design approaches used in the industry.  We are also aggressively pursuing ultra-small instruments, some with lenses less than 1 millimeter, or mm, in diameter, utilizing micro-precision TM   lens technology (patent pending).

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

There have been no significant changes in the critical accounting policies disclosed in our annual report on Form 10-K for the year ended June 30, 2009.

Results of Operations

During the latter part of fiscal year 2008, we implemented plans to reduce costs, including workforce reductions, to focus sales efforts on higher margin products and to streamline operations in an effort to reduce net losses. These efforts, combined with recent increases in sales, resulted in an increase in gross profit and a simultaneous decrease in operating expense beginning in the third quarter of fiscal year 2008 and continuing through the quarter ended June 30, 2009. We anticipate continuing the measures taken to contain costs, and to continue our review of other expense areas to determine where additional reductions in spending can be achieved.

Our total revenues for the quarter ended September 30, 2009, the first quarter of our fiscal year 2010, were $623,384, as compared to $659,735 for the same period last year, a decrease of $36,351, or 5.5%. The decrease in revenues for the current quarter was due principally to lower sales of endocouplers and fiber scopes, partially offset by higher sales of the advanced surgical visualization system used in spinal surgery. Revenues from our largest customers, as a percentage of total revenues, for the three months ended September 30, 2009 and 2008, were as follows:

	2009	2008
Customer A	27%	19%
Customer B	26	—
Customer C	15	17
Customer D	11	13
Customer E	—	21
All Others	21	30
	100%	100%

No other customer accounted for more than 10% of our revenues during those periods.

Gross profit for the quarter ended September 30, 2009 was $219,026, which reflects a decrease of $85,116, compared to $304,142 for the same period last year. Gross profit for the quarter ended September 30, 2009 as a percentage of revenues decreased from 46.1% for the quarter ended September 30, 2008 to 35.1% in the current year. The decrease in our gross profit percentage was due primarily to lower overall sales volume and less favorable product mix in the quarter ended September 30, 2009 compared to the same period last year. Our quarterly gross profit and gross profit percentage depend on a number of factors, including overall sales volume and mix of products sold among others and therefore vary from quarter to quarter.

Research and development expenses were $14,647 for the quarter ended September 30, 2009, compared to $176,610 for the same period last year, a decrease of $161,963, or 91.7%.  The decrease was due primarily to the implementation of certain cost containment plans beginning in fiscal year 2008 including workforce reductions, and increased reimbursements from customers for product development activities. Quarterly research and development expenses depend on our assessment of new product opportunities and available resources. Research and development expenses were net of reimbursement of related costs of $164,383 and $89,030 during the quarters ended September 30, 2009 and 2008, respectively.

Selling, general and administrative expenses were $312,686 for the quarter ended September 30, 2009, compared to $371,949 for the same period last year, a decrease of $59,263, or 15.9%.  The decrease was due primarily to the implementation of certain cost containment plans beginning in fiscal year 2008 including workforce reductions, as mentioned above.

Interest income was $162 for the quarter ended September 30, 2009, compared to $2,951 for the same period last year, a decrease of $2,789, or 94.5%.  The decrease was due to a lower base of cash and cash equivalents.

Interest expense was $64,875 for the quarter ended September 30, 2009, compared to $185,475 for the same period last year, a decrease of $120,600, or 65.0%. The decrease was due to discontinuation of the amortization of debt discount related to the conversion feature of the 10% Senior Secured Convertible Notes issued on June 25, 2008. This portion of the debt discount became fully amortized during the second quarter of fiscal year 2009.

No income tax provision was recorded in the first quarter of fiscal year 2010 or 2009 because of the losses generated in those periods.

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

Our current financial condition may raise doubt among potential equity investors, customers and suppliers regarding our ability to continue as a going concern, as referenced by the Report of Independent Registered Public Accounting Firm on our financial statements for the year ended June 30, 2009. We may not be able to obtain working capital funds necessary in the time frame needed and at satisfactory terms to correct the going concern issue.

As of September 30, 2009, cash and cash equivalents were $346,671, accounts receivable were $435,889 and current liabilities were $1,503,522. We anticipate that deferred officers’ salaries and director consulting expenses accrued at September 30, 2009 will be settled by issuing restricted common stock rather than by cash payments. These deferred amounts included in current liabilities at September 30, 2009 total approximately $390,000. We believe that the introduction of several new products during the last four fiscal years, along with new and on-going customer relationships, will continue to generate additional revenues, which are required in order for us to achieve profitability. If these additional revenues are not achieved on a timely basis, we will be required and are prepared to implement further cost reduction measures, as necessary.

Contractual cash commitments for the fiscal years subsequent to September 30, 2009 are summarized as follows:

	2010	2011	Thereafter	Total
Operating Leases	$22,840	$800	$1,150	$24,790
Principal & Interest (1)	720,000	—	—	720,000
Totals	$742,840	$800	$1,150	$744,790

(1)                                 This amount may be reduced to the extent the holders of the Senior Secured Convertible Notes elect to convert the principal on the Notes into our common stock.

We have contractual cash commitments related to open purchase orders for fiscal year 2010 of approximately $96,000.

In June 2008, we issued Senior Secured Convertible Notes and warrants, raising cash proceeds of $600,000.

Trends and Uncertainties That May Affect Future Results

Our fiscal year 2009 revenues were the highest in eight years. Our fiscal year 2009 revenues for the year ended June 30, 2009 increased 21.6% from the same period last year. Our revenues for the first quarter of fiscal 2010, however, decreased by 5.5% from the same period last year.

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

During the last two quarters of 2008 and continuing through fiscal years 2009 and 2010, we implemented certain cost containment plans which included focusing on a limited number of products and technologies expected to provide near term revenues, streamlining operations, workforce reductions and deferring certain development initiatives. These measures reduced our overhead expenses.

Going forward, we intend to focus our development efforts on products we believe offer the best prospects to increase our near-term revenues. An example beyond the new instruments mentioned above includes the lenses we developed for a new color Night Vision system. During the quarter ended December 31, 2008, we shipped first article pre-production lens systems. These are for use in the new color Night Vision system and utilize an improved design that offers lower cost and lighter weight.

For the quarter ended September 30, 2009, our cash and cash equivalents decreased by $37,922 from the quarter ended June 30, 2009, compared to a decrease of $124,882 for the quarter ended June 30, 2009 from the quarter ended March 31, 2009. If our cash reserves continue to decrease, we will be required to seek additional funding for operations. The sale of additional equity or convertible debt securities would result in additional dilution to our stockholders, and debt financing, if available, may involve restrictive covenants that could restrict our operations or finances. Financing may not be available in amounts or on terms acceptable to us, if at all. If we cannot raise funds on acceptable terms or achieve positive cash flow, we may not be able to continue to conduct operations, develop new products, grow market share, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements, any of which would negatively impact our business, operating results and financial condition. If we are not successful in increasing our revenues, reducing our expenses or raising additional equity capital to generate sufficient cash flows to meet our obligations as they come due, we may not be able to continue as a going concern.

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

Item 4T. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our Principal Executive Officer and our Principal Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our Principal Executive Officer and our Principal Financial Officer have concluded that our disclosure controls and procedures, including internal control over financial reporting, were not effective as of September 30, 2009, to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended (i) is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to our management, including our Principal Executive Officer and our Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are intended to be designed to provide reasonable assurance that such information is accumulated and communicated to our management.

Our Principal Executive Officer and our Principal Financial Officer have concluded that our disclosure controls and procedures had the following deficiencies:

Segregation of Duties: As previously disclosed in our annual report on Form 10-K for the fiscal year ended June 30, 2008, our management identified a control deficiency during the 2008 fiscal year because we lacked sufficient staff to segregate accounting duties. We believe the control deficiency resulted primarily because we have the equivalent of one and one-half person performing all accounting-related on-site duties. As a result, we did not maintain adequate segregation of duties within our critical financial reporting applications, the related modules and financial reporting processes. This control deficiency could result in a misstatement of balance sheet and income statement accounts in our interim or annual consolidated financial statements that would not be detected. Accordingly, management has determined that this control deficiency constitutes a material weakness. No audit adjustments to our audited financial statements as of June 30, 2009 were necessary as a result of this condition.

To address and remediate the material weakness described above, beginning with the quarter ended September 30, 2008, we instituted a procedure whereby our President, our Executive Vice President and other members of our Board of Directors will perform a higher level review of the quarterly and annual reports on Form 10-Q and Form 10-K prior to filing.

We believe that the step outlined above strengthens our internal control over financial reporting and mitigates the material weakness described above. As part of our 2010 assessment of internal control over financial reporting, our management will evaluate this additional control to assess whether it is operating effectively.

Inventory Valuation: There are insufficient controls with respect to the valuation of our inventories. Specifically, the amounts used to value our inventory at June 30, 2009 with respect to overhead rates and purchased items were often not consistent with the supporting documentation, due to year-to-year changes in overhead rates and costs of purchased items that were not properly reflected in inventory valuation. Accordingly, management has determined that this control deficiency constitutes a material weakness. No audit adjustments to our audited financial statements as of June 30, 2009 were necessary as a result of this condition.

To address and remediate the material weakness described above, we have identified and begun to implement procedures to improve our inventory controls and documentation surrounding inventory valuation for overhead rates and purchased items.

We intend to continue to remediate material weaknesses and enhance our internal controls but cannot guarantee that our efforts will result in remediation of our material weaknesses or that new issues will not be exposed in this process.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the first quarter of our fiscal year covered by this quarterly report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Items 2. Unregistered Sales of Equity Securities and Use of Proceeds.

We did not issue any unregistered securities during the quarter ended September 30, 2009.

Item 3. Defaults Upon Senior Securities.

As of September 30, 2009, we are not in default with respect to any indebtedness.

Item 4. Submission of Matters to a Vote of Security Holders.

We did not submit any matters to a vote of security holders during the quarter ended September 30, 2009.

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

PRECISION OPTICS CORPORATION, INC.

Date: November 16, 2009	By:	/s/ Richard E. Forkey
Richard E. Forkey
Chief Executive Officer (Principal Executive Officer)

Date: November 16, 2009	By:	/s/ Jack P. Dreimiller
Jack P. Dreimiller
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)