Form 10-Q
period 2009-12-31
PRECISION OPTICS CORPORATION INC
filed 2010-02-16
CIK 867840

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

or

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

The number of shares outstanding of the issuer’s common stock, par value $0.01 per share, at February 16, 2010 was 1,018,411 shares.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	December 31, 2009	June 30, 2009
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$216,560	$384,593
Accounts Receivable, net	483,983	511,807
Inventories, net	730,845	709,155
Prepaid Expenses	51,883	42,617
Total Current Assets	1,483,271	1,648,172
PROPERTY AND EQUIPMENT
Machinery and Equipment	2,353,697	2,352,634
Leasehold Improvements	553,596	553,596
Furniture and Fixtures	148,303	148,303
Vehicles	42,343	42,343
	3,097,939	3,096,876

Less: Accumulated Depreciation	(2,994,162)	(2,968,503)
Net Property and Equipment	103,777	128,373
OTHER ASSETS
Patents, net	202,717	198,643

TOTAL ASSETS	$1,789,765	$1,975,188
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
10% Senior Secured Convertible Notes	$593,854	$464,104
Accounts Payable	424,538	428,282
Customer Advances	112,568	12,393
Accrued Employee Compensation	568,582	504,187
Accrued Professional Services	51,190	58,000
Accrued Warranty Expense	25,000	25,000
Other Accrued Liabilities	—	912
Total Current Liabilities	1,775,732	1,492,878
STOCKHOLDERS’ EQUITY
Common Stock, $0.01 par value - Authorized - 50,000,000 shares Issued and Outstanding — 1,018,411 shares at December 31, 2009 and at June 30, 2009	10,184	10,184
Additional Paid-in Capital	38,229,973	38,222,002
Accumulated Deficit	(38,226,124)	(37,749,876)
Total Stockholders’ Equity	14,033	482,310

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,789,765	$1,975,188

The accompanying notes are an integral part of these consolidated financial statements.

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED

DECEMBER 31, 2009 AND 2008

(UNAUDITED)

	Three Months Ended December 31,		Six Months Ended December 31,
	2009	2008	2009	2008
Revenues	$686,036	$960,714	$1,309,420	$1,620,449

Cost of Goods Sold	447,277	470,429	851,635	826,026
Gross Profit	238,759	490,285	457,785	794,423

Research and Development Expenses, net	180,016	139,070	194,663	315,680

Selling, General and Administrative Expenses	300,617	387,982	613,303	759,931

Gain on Sale of Assets	(2,483)	—	(3,353)	—
Total Operating Expenses	478,150	527,052	804,613	1,075,611

Operating Loss	(239,391)	(36,767)	(346,828)	(281,188)

Interest Income	168	1,479	330	4,430

Interest Expense	(64,875)	(138,575	(129,750)	(324,050

Net Loss	$(304,098)	$(173,863)	$(476,248)	$(600,808)

Loss Per Share - Basic and Diluted	$(0.30)	$(0.17)	$(0.47)	$(0.59)

Weighted Average Common Shares Outstanding - Basic and Diluted	1,018,411	1,018,411	1,018,411	1,018,411

The accompanying notes are an integral part of these consolidated financial statements.

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED

DECEMBER 31, 2009 AND 2008

(UNAUDITED)

	Six Months Ended December 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(476,248)	$(600,808)
Adjustments to Reconcile Net Loss to Net Cash Used In Operating Activities -
Depreciation and Amortization	42,130	32,565
Gain on Sale of Assets	(3,353)	—
Stock-based Compensation Expense	7,971	34,452
Non-cash Interest Expense	129,750	324,050
Changes in Operating Assets and Liabilities-
Accounts Receivable, net	27,824	(292,123)
Inventories	(21,690)	(18,229)
Prepaid Expenses	(9,266)	(15,668)
Accounts Payable	(3,744)	51,947
Customer Advances	100,175	(78,712)
Accrued Expenses	56,673	20,724
Net Cash Used In Operating Activities	(149,778)	(541,802)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of Property and Equipment	(1,063)	—
Proceeds from Sale of Assets	3,353	—
Additional Patent Costs	(20,545)	(5,062)
Net Cash Used By Investing Activities	(18,255)	(5,062)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(168,033)	(546,864)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	384,593	885,988

CASH AND CASH EQUIVALENTS, END OF PERIOD	$216,560	$339,124

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash Paid for-
Income Taxes	$912	$912

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

These consolidated financial statements have been prepared by the Company, without audit, and reflect normal recurring adjustments which, in the opinion of management, are necessary for a fair statement of the results of the second quarter of the Company’s fiscal year 2010. These consolidated financial statements do not include all disclosures associated with annual consolidated financial statements and, accordingly, should be read in conjunction with footnotes contained in the Company’s consolidated financial statements for the year ended June 30, 2009 together with the Report of Independent Registered Public Accounting Firm filed under cover of the Company’s 2009 annual report on Form 10-K.

The Company has sustained recurring net losses and negative cash flows from operations for several years. During the quarter ended December 31, 2009, the Company incurred a net loss of $304,098 and used cash in operations of $149,778. As of December 31, 2009, cash and cash equivalents were $216,560, accounts receivable were $483,983 and current liabilities were $1,775,732. The Company anticipates that deferred officers’ salaries and director consulting expenses accrued at December 31, 2009 will be settled by issuing restricted common stock rather than by cash payments. These deferred amounts included in current liabilities at December 31, 2009 total approximately $450,000. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. During the latter part of fiscal year 2008, the Company implemented plans to reduce costs and to streamline operations in an effort to reduce net losses. This has resulted in an increase in gross profit and simultaneous decreases in operating expenses, thereby reducing losses substantially, beginning in the third and fourth quarters of fiscal year 2008. The Company believes that the recent introduction of several new products, along with new and on-going customer relationships, will generate additional revenues, which are required in order for the Company to achieve profitability. If these additional revenues are not achieved on a timely basis, the Company will be required and is prepared to implement further cost reduction measures, as necessary.

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

Loss Per Share

Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. For the three and six months ended December 31, 2009 and 2008, the effect of stock options and warrants was antidilutive; therefore, they were not included in the computation of diluted loss per share. The number of shares issuable upon the exercise of outstanding stock options and warrants that were excluded from the computation were approximately 992,000 for each of the three and six month periods ended December 31, 2009 and 2008, respectively.

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

Subsequent Events

The Company adopted Accounting Standards Codification (ASC) 855, Subsequent Events (“ASC 855”). ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. The adoption of ASC 855 did not have a material impact on the Company’s consolidated results of operations or financial condition. The Company has evaluated subsequent events through February 16, 2010, the date the financial statements were issued.

2. INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

	December 31, 2009	June 30, 2009
Raw Materials	$359,693	$492,712
Work-In-Progress	190,090	116,605
Finished Goods	181,062	99,838
Total Inventories	$730,845	$709,155

3. 10% SENIOR SECURED CONVERTIBLE NOTES

The 10% Senior Secured Convertible Notes consist of the following:

	December 31, 2009	June 30, 2009
10% Senior Secured Convertible Notes issued on June 25, 2008, convertible into common stock at $1.25 per share, bearing interest at 10% per annum. Outstanding principal and accrued interest are due at maturity, June 25, 2010	$600,000	$600,000
Accrued interest—10% coupon	90,833	60,833
Unamortized discount	(96,979)	(196,729)
	$593,854	$464,104

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

The following summarizes the discount on the Notes:

	December 31, 2009	June 30, 2009
Discount—beginning balance	$196,729	$590,529
Proceeds allocated to warrants	—	—
Beneficial conversion feature—intrinsic value	—	—
Less: amortization of discount	(99,750)	(393,800)
Discount—ending balance	$96,979	$196,729

4.  STOCK-BASED COMPENSATION

Stock-based compensation costs recognized during the three and six month periods ended December 31, 2009 amounted to $4,795 and $7,971, respectively, and for the three and six month periods ended December 31, 2008 amounted to $20,392 and $34,452, respectively, and was included in the accompanying consolidated statements of operations. No compensation has been capitalized because such amounts would have been immaterial. There was no net income tax benefit recognized related to such compensation for the three and six month periods ended December 31, 2009 and 2008, as the Company is currently in a loss position.

As of December 31, 2009, the unrecognized compensation costs related to options vesting will be primarily recognized over a period of approximately 1 1/2 years:

OPTIONS	2010	2011	Total

Compensation Expense	$6,352	$12,703	$19,055

The following tables summarize stock option activity during the first six months of fiscal year 2010:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Life

Outstanding at June 30, 2009	93,178	$16.17	6.56 years
Grants	1,200	1.35
Outstanding at December 31, 2009	94,378	$15.98	$7.06 years

Information related to the stock options outstanding as of December 31, 2009 is as follows:

Range of Exercise Prices	Number of Shares	Weighted- Average Remaining Contractual Life (years)	Weighted- Average Exercise Price	Exercisable Number of Shares	Exercisable Weighted- Average Exercise Price
$1.25	1,200	8.91	$1.25	1,200	$1.25
$1.35	1,200	9.90	1.35	1,200	1.35
$6.25	1,600	6.92	6.25	1,600	6.25
$7.75	1,200	7.91	7.75	1,200	7.75
$11.50	800	5.92	11.50	800	11.50
$13.75	51,018	6.36	13.75	49,685	13.75
$20.75	37,360	5.46	20.75	37,360	20.75
$1.25-$20.75	94,378	5.98	$15.98	93,045	$16.00

There were no “in-the-money” outstanding and exercisable options as of June 30, 2009 and December 31, 2009.

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

7.   SALE OF ASSETS

During the six months ended December 31, 2009, the Company sold equipment that was previously written off for proceeds totaling $3,353 and recorded a gain of $3,353, which is included within operating expenses in the accompanying consolidated statements of operations.

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

We are currently developing specialty instruments incorporating our Lenslock ™ technology (patent pending) that ensures lower cost, easier reparability and enhanced durability as compared to other design approaches used in the industry.  We are also aggressively pursuing ultra-small instruments, some with lenses less than 1 millimeter, or mm, in diameter, utilizing micro-precision ™ lens technology (patent pending).

We are certified to the ISO 9001 and ISO 13485 Quality Standards and comply with the Food and Drug Administration, or FDA, Good Manufacturing Practices and the European Union Medical Device Directive for CE marking of our medical products. Our Internet website is www.poci.com. Information contained on our website does not constitute part of this quarterly report.

The areas in which we do business are highly competitive and include both foreign and domestic competitors. Many of our competitors are larger and have substantially greater resources than we do. Furthermore, other domestic or foreign companies, some with greater financial resources than we have, may seek to produce products or services that compete with ours. We routinely outsource specialized production efforts as required, both domestic and offshore in order to obtain the most cost effective production. Over the years, we have achieved extensive experience with other optical specialists worldwide.

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

Our total revenues for the quarter ended December 31, 2009 were $686,036, as compared to $960,714 for the same period last year, a decrease of $274,678, or 28.6%. Our total revenues for the six months ended December 31, 2009 were $1,309,420, as compared to $1,620,449 for the same period last year, a decrease of $311,029, or 19.2%.  The decrease in revenues for the current quarter and six months ended December 31, 2009 was due principally to lower sales of optical components, rigid endoscopes and fiber scopes, partially offset by higher sales of the advanced surgical visualization system used in spinal surgery. Revenues from our largest customers, as a percentage of total revenues, for the six months ended December 31, 2009 and 2008, were as follows:

	2009	2008
Customer A	26%	8%
Customer B	23	18
Customer C	20	32
Customer D	12	12
All Others	19	30
	100%	100%

No other customer accounted for more than 10% of our revenues during those periods.

Gross profit for the quarter ended December 31, 2009 was $238,759, which reflects a decrease of $251,526, compared to $490,285 for the same period last year. Gross profit for the quarter ended December 31, 2009 as a percentage of revenues decreased from 51.0% for the quarter ended December 31, 2008 to 34.8% in the current year. Gross profit for the six months ended December 31, 2009 was $457,785, which reflects a decrease of $336,638, compared to $794,423 for the same period last year. Gross profit for the six months ended December 31, 2009 as a percentage of revenues decreased from 49.0% for the six months ended December 31, 2008 to 35.0% in the current year. The decrease in our gross profit percentage was due primarily to lower overall sales volume and less favorable product mix in the quarter ended December 31, 2009 compared to the same period last year. Our quarterly gross profit and gross profit percentage depend on a number of factors, including overall sales volume and mix of products sold among others and therefore vary from quarter to quarter.

Research and development expenses were $180,016 for the quarter ended December 31, 2009, compared to $139,070 for the same period last year, an increase of $40,946, or 29.4%. Research and development expenses were $194,663 for the six months ended December 31, 2009, compared to $315,680 for the same period last year, a decrease of $121,017, or 38.3%.   The year-to-date decrease was due primarily to the implementation of certain cost containment plans beginning in fiscal year 2008 and 2009 including workforce reductions, and increased reimbursements from customers for product development activities.  Research and development expenses depend on our assessment of new product opportunities and available resources. Research and development expenses were net of reimbursement of related costs of $29,244 and $79,826 during the quarters ended December 31, 2009 and 2008, respectively, and $193,627 and $168,856 during the six months ended December 31, 2009 and 2008, respectively. Based on customer orders received through December 31, 2009, we expect that reimbursements for research and development activities for the full fiscal year 2010 will exceed $0.5 million, which is nearly triple the amount in fiscal year 2009. We believe this increase in customer-sponsored R&D activity suggests that the new proprietary technologies we have developed during the last few years have enhanced our opportunities to develop and commercialize new and innovative products.

Selling, general and administrative expenses were $300,617 for the quarter ended December 31, 2009, compared to $387,982 for the same period last year, a decrease of $87,365, or 22.5%. Selling, general and administrative expenses were $613,303 for the six months ended December 31, 2009, compared to $759,931 for the same period last year, a decrease of $146,628 , or 19.3%.  The decrease was due primarily to the implementation of certain cost containment plans beginning in fiscal year 2008 and 2009 including workforce reductions, as mentioned above.

Interest income was $168 for the quarter ended December 31, 2009, compared to $1,479 for the same period last year, a decrease of $1,311, or 88.6%. Interest income was $330 for the six months ended December 31, 2009, compared to $4,430 for the same period last year, a decrease of $4,100, or 92.6%.   The decrease was due to a lower base of cash and cash equivalents.

Interest expense was $64,875 for the quarter ended December 31, 2009, compared to $138,575 for the same period last year, a decrease of $73,700, or 53.2%. Interest expense was $129,750 for the six months ended December 31, 2009, compared to $324,050 for the same period last year, a decrease of $194,300, or 60.0%. The decrease was due to discontinuation of the amortization of debt discount related to the conversion feature of the 10% Senior Secured Convertible Notes issued on June 25, 2008. This portion of the debt discount became fully amortized during the second quarter of fiscal year 2009.

No income tax provision was recorded in the first half of fiscal year 2010 or 2009 because of the losses generated in those periods.

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

As of December 31, 2009, cash and cash equivalents were $216,560, accounts receivable were $483,983 and current liabilities were $1,775,732. We anticipate that deferred officers’ salaries and director consulting expenses accrued at December 31, 2009 will be settled by issuing restricted common stock rather than by cash payments. These deferred amounts included in current liabilities at December 31, 2009 total approximately $493,000. We believe that the introduction of several new products during the last four fiscal years, along with new and on-going customer relationships, will continue to generate additional revenues, which are required in order for us to achieve profitability. If these additional revenues are not achieved on a timely basis, we will be required and are prepared to implement further cost reduction measures and to seek additional funding, as necessary.

Contractual cash commitments for the fiscal years subsequent to December 31, 2009 are summarized as follows:

	2010	2011	Thereafter	Total
Operating Leases	$15,250	$800	$1,150	$17,200
Principal & Interest (1)	720,000	—	—	720,000
Totals	$735,250	$800	$1,150	$737,200

(1)                                 This amount may be reduced to the extent the holders of the Senior Secured Convertible Notes elect to convert the principal on the Notes into our common stock.

We have contractual cash commitments related to open purchase orders for fiscal year 2010 of approximately $113,000.

In June 2008, we issued Senior Secured Convertible Notes and warrants, raising cash proceeds of $600,000.

Trends and Uncertainties That May Affect Future Results

Our fiscal year 2009 revenues were the highest in eight years. Our fiscal year 2009 revenues for the year ended June 30, 2009 increased 21.6% from the same period last year. Our revenues for the first quarter of fiscal 2010, however, decreased by 5.5% from the same period last year, and our revenues for the second quarter of fiscal year 2010 decreased by 28.6% from the same period last year.

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

•                  new custom medical products; and

•                  new night vision lenses.

If we do not have sufficient capital to develop and commercialize these products, our future revenues may decline because we cannot offer the innovative products the market is seeking. Over the past few years, we have implemented significant changes in new product and technology development by shifting the emphasis of research and development efforts from developing underlying technologies to commercialization of the applications of these new technologies. These have already been realized to some degree in a number of areas. Over the past two to three years our efforts have produced revenues from our new micro-precision™ lens products and new Lenslock™ endoscopes. Recent initiatives in the area of micro-precision™ lenses address specific customer opportunities in different medical specialty applications. In endoscope technologies, we continue new product offerings in our Lenslock™ product line. We have shipped over 650 ENT endoscopes with diameter of 2.7 mm that incorporate Lenslock™ technology. We recently completed prototypes of our 4 mm Lenslock™ sinuscope, and 5 mm Lenslock™ laproscope, and are actively pursuing development of our new 4 mm Lenslock™ wide field arthroscope. We believe that our Lenslock™ technology has advantages over competitive products due to ease of manufacture and repair, superior image quality, significant cost effectiveness and quality of repair. We anticipate that further incorporating this technology into our endoscope product line will lead to increased sales.

The principal and interest on the 10% Senior Secured Convertible Notes amounting to $600,000 and $120,000, respectively, are due June 25, 2010. This amount may be reduced to the extent the holders of the Notes elect to convert some or all of the principal on the Notes into our common stock. Should the holders not elect to convert all or a substantial amount of the balances due on the Notes into our common stock, it is highly unlikely that we will be able to generate enough cash from our operations to pay these balances in full on the specified due date. Therefore, we may renegotiate terms with existing holders or refinance this debt and, in either case, if available, the terms may be more burdensome. We are currently exploring the possibility of obtaining additional funding sources to satisfy this repayment obligation.

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

For the quarter ended December 31, 2009, our cash and cash equivalents decreased by $130,111 from the quarter ended September 30, 2009, compared to a decrease of $37,922 for the quarter ended September 30, 2009 from the quarter ended June 30, 2009. If our cash reserves continue to decrease, we will be required to seek additional funding for operations. The sale of additional equity or convertible debt securities would result in additional dilution to our stockholders, and debt financing, if available, may involve restrictive covenants that could restrict our operations or finances. Financing may not be available in amounts or on terms acceptable to us, if at all. If we cannot raise funds on acceptable terms or achieve positive cash flow, we may not be able to continue to conduct operations, develop new products, grow market share, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements, any of which would negatively impact our business, operating results and financial condition. If we are not successful in increasing our revenues, reducing our expenses or raising additional equity capital to generate sufficient cash flows to meet our obligations as they come due, we may not be able to continue as a going concern.

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

Item 4T. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our Principal Executive Officer and our Principal Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our Principal Executive Officer and our Principal Financial Officer have concluded that our disclosure controls and procedures, including internal control over financial reporting, were not effective as of the quarterly period ended December 31, 2009, to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended (i) is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to our management, including our Principal Executive Officer and our Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are intended to be designed to provide reasonable assurance that such information is accumulated and communicated to our management.

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

To address and remediate the material weakness described above, beginning with the quarter ended September 30, 2008 and through the quarter ended December 31, 2009, we instituted a procedure whereby our President, our Executive Vice President and other members of our Board of Directors will perform a higher level review of the quarterly and annual reports on Form 10-Q and Form 10-K prior to filing.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the second quarter of our fiscal year covered by this quarterly report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

There have been no material changes from the risk factors as previously disclosed in our annual report on Form 10-K for the fiscal year ended June 30, 2009.

Items 2. Unregistered Sales of Equity Securities and Use of Proceeds.

We did not issue any unregistered securities during the quarter ended December 31, 2009.

Item 3. Defaults Upon Senior Securities.

As of December 31, 2009, we are not in default with respect to any indebtedness.

Item 4. Submission of Matters to a Vote of Security Holders.

We did not submit any matters to a vote of security holders during the quarter ended December 31, 2009.

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

PRECISION OPTICS CORPORATION, INC.

Date: February 16, 2010	By:	/s/ Richard E. Forkey
Richard E. Forkey
Chief Executive Officer (Principal Executive Officer)

Date: February 16, 2010	By:	/s/ Jack P. Dreimiller
Jack P. Dreimiller
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)