Form 10-K/A
period 2009-06-30
PRECISION OPTICS CORPORATION INC
filed 2010-05-14
CIK 867840

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

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

PRECISION OPTICS CORPORATION, INC.
FORM 10-K

 EXPLANATORY NOTE

Precisions Optics Corporation, Inc. is filing this amendment on Form 10-K/A to its Annual Report on Form 10-K for the fiscal year ended June 30, 2009, which was originally filed with the U.S. Securities and Exchange Commission on September 28, 2009. This amendment includes a revised Auditor opinion amended to include a reference to the fiscal year ended June 30, 2008, as well as revisions to Items 7 and 9A. We also added disclosure to Note 2 of the Financial Statements. We did not make any changes to our Financial Statements.

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

Total revenues for fiscal year 2009 were $3,528,510, an increase of $626,291, or 21.6%, from fiscal year 2008 revenues of $2,902,219. Revenues for fiscal 2009 represent the highest yearly sales level in eight years. Approximately two-thirds of the increase in revenues was due to higher sales of couplers, beamsplitters, optical components and fiber scopes utilizing our micro-precision™ lens and prism technology, and sales of an advanced surgical visualization system. The design of the advanced surgical visualization system relied heavily on our experience with medical optics technologies, specifically in the area of advanced optical endoscopic instrumentation. Approximately one-third of the increase in revenue was related to increases in product pricing. The increase in our product pricing is the result of several factors including product redesigns and improvements, reengineering of our products to meet customer specifications, changes in prices from vendors and the application of volume pricing based on order size of specific products. Because we design the majority of our products based on customer specification, our products sold year-to-year vary in cost and complexity which affects our pricing.

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

We have audited the accompanying consolidated balance sheets of Precision Optics Corporation, Inc. and subsidiaries (the Company) as of June 30, 2009 and 2008 and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Precision Optics Corporation, Inc. and subsidiaries as of June 30, 2009 and 2008 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

(2)   10% SENIOR SECURED CONVERTIBLE NOTES

On June 25, 2008, the Company entered into a Purchase Agreement with institutional and other accredited investors (the "Investors") pursuant to which it sold a total of $600,000 of 10% Senior Secured Convertible Notes (the "Notes") that are convertible at the Investor's option into a total of 480,000 shares of the Company's common stock at a conversion rate of $1.25. The Company also issued warrants to purchase a total of 316,800 shares of its common stock at an exercise price of $1.75 per share (the "Warrants"). Interest accrues on the Notes at a rate of 10% per year and is payable in cash upon the earlier of conversion or maturity of the Notes. The Notes mature on June 25, 2010 and the Warrants expire on June 25, 2015, subject to extension. The conversion price of the Notes and the exercise price of the Warrants may be adjusted downward in the event the Company issues shares of common stock or securities convertible into common stock at a price lower than the conversion price of the Notes or exercise price of the Warrants at the time of issuance.

Pursuant to the Purchase Agreement, the Notes and Warrants were not convertible or exercisable until the Company implemented a 1 for 6 reverse stock split, which required the approval of its stockholders. On November 25, 2008, the Company entered into a Side Letter Agreement in which the Investors agreed to change the ratio of the reverse split from 1 for 6 to 1 for 25. On December 11, 2008, the Company effected a 1 for 25 reverse split of its common stock.

Pursuant to a Registration Rights Agreement entered into with the Investors on June 25, 2008, the Company agreed to file a registration statement with the Securities and Exchange Commission by the earlier of (i) two days following the effectiveness of the amendment to implement a reverse stock split and (ii) December 15, 2008, to register the resale of the common stock issuable upon the conversion of the Notes and the exercise of the Warrants. The Company agreed to keep the registration statement effective until the earlier of (i) the date on which all the securities covered by the registration statement, as amended from time to time, have been sold and (ii) the date on which all the securities covered by such registration statement may be sold without restriction pursuant to Rule 144 of the Securities Act of 1933.

The Notes contain covenants binding on the Company and certain events of default, including but not limited, to:

  •
  the failure of the Company to make a scheduled payment;

  •
  the failure of the Company to make payments in excess of $100,000 on any liability or obligation, or if there is an acceleration of the stated maturity of any liability or obligation in excess of $100,000; or

  •
  the Company entering bankruptcy.

If an event of default occurs and is uncured within the allowable grace period, if any, the Investors may declare all amounts under the Notes immediately due and payable and may pursue any other available remedies.

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

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

In accordance with EITF 00-27, Application of EITF Issue No. 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios," the proceeds from the issuance of the Notes were first allocated between the Notes and the Warrants. The value of the conversion feature was then calculated, which resulted in an effective conversion ratio that was less than the market price of the Company's common stock. The intrinsic value of this beneficial conversion feature was recorded as a further discount to the Notes, equal to the difference between the effective conversion ratio and the market price of the Company's common stock, with a corresponding increase to additional paid-in capital.

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

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

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

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting as of June 30, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our evaluation, our management concluded that our internal control over financial reporting was not effective as of June 30, 2009.

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

Date: May 14, 2010	PRECISION OPTICS CORPORATION, INC.
	By:	/s/ Richard E. Forkey Richard E. Forkey Chairman of the Board, Chief Executive Officer (Principal Executive Officer), President and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Richard E. Forkey Richard E. Forkey	Chairman of the Board, Chief Executive Officer, President and Treasurer (Principal Executive Officer)	May 14, 2010
/s/ Joseph N. Forkey Joseph N. Forkey	Executive Vice President, Chief Scientific Officer and Director	May 14, 2010
/s/ Donald A. Major Donald A. Major	Director	May 14, 2010
/s/ Richard B. Miles Richard Miles	Director	May 14, 2010
/s/ Joel R. Pitlor Joel R. Pitlor	Director	May 14, 2010
/s/ Jack P. Dreimiller Jack P. Dreimiller	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	May 14, 2010