Form 10-Q
period 2010-03-31
PRECISION OPTICS CORPORATION INC
filed 2010-05-14
CIK 867840

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

or

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

The number of shares outstanding of the issuer’s common stock, par value $0.01 per share, at May 14, 2010 was 1,018,411 shares.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31, 2010	June 30, 2009
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$310,242	$384,593
Accounts Receivable, net	572,381	511,807
Inventories, net	707,941	709,155
Prepaid Expenses	43,227	42,617
Total Current Assets	1,633,791	1,648,172
PROPERTY AND EQUIPMENT
Machinery and Equipment	2,353,697	2,352,634
Leasehold Improvements	553,596	553,596
Furniture and Fixtures	148,303	148,303
Vehicles	19,674	42,343
	3,075,270	3,096,876
Less: Accumulated Depreciation	(2,981,587)	(2,968,503)
Net Property and Equipment	93,683	128,373
OTHER ASSETS
Patents, net	203,467	198,643

TOTAL ASSETS	$1,930,941	$1,975,188
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
10% Senior Secured Convertible Notes	$658,729	$464,104
Accounts Payable	468,678	428,282
Customer Advances	149,343	12,393
Accrued Employee Compensation	661,428	504,187
Accrued Professional Services	81,922	58,000
Accrued Warranty Expense	25,000	25,000
Other Accrued Liabilities	—	912
Total Current Liabilities	2,045,100	1,492,878
STOCKHOLDERS’ EQUITY
Common Stock, $0.01 par value - Authorized - 50,000,000 shares Issued and Outstanding — 1,018,411 shares at March 31, 2010 and at June 30, 2009	10,184	10,184
Additional Paid-in Capital	38,233,149	38,222,002
Accumulated Deficit	(38,357,492)	(37,749,876)
Total Stockholders’ Equity	(114,159)	482,310

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,930,941	$1,975,188

The accompanying notes are an integral part of these consolidated financial statements.

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED

MARCH 31, 2010 AND 2009

(UNAUDITED)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2010	2009	2010	2009
Revenues	$850,939	$896,660	$2,160,359	$2,517,109

Cost of Goods Sold	484,303	567,802	1,335,938	1,393,828
Gross Profit	366,636	328,858	824,421	1,123,281

Research and Development Expenses, net	141,568	218,290	336,231	533,970

Selling, General and Administrative Expenses	306,300	310,684	919,603	1,070,615

Gain on Sale of Assets	(14,259)	(40,361)	(17,612)	(40,361)
Total Operating Expenses	433,609	488,613	1,238,222	1,564,224

Operating Loss	(66,973)	(159,755)	(413,801)	(440,943)

Interest Income	480	500	810	4,930

Interest Expense	(64,875)	(64,875)	(194,625)	(388,925)

Net Loss	$(131,368)	$(224,130)	$(607,616)	$(824,938)

Loss Per Share - Basic and Diluted	$(0.13)	$(0.22)	$(0.60)	$(0.81)

Weighted Average Common Shares Outstanding - Basic and Diluted	1,018,411	1,018,411	1,018,411	1,018,411

The accompanying notes are an integral part of these consolidated financial statements.

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED

MARCH 31, 2010 AND 2009

(UNAUDITED)

	Nine Months Ended March 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(607,616)	$(824,938)
Adjustments to Reconcile Net Loss to Net Cash Used In Operating Activities:
Depreciation and Amortization	60,379	47,151
Gain on Sale of Assets	(17,612)	(40,361)
Gain on Cash Surrender Value of Life Insurance Policies	—	(8,752)
Stock-based Compensation Expense	11,147	53,399
Non-cash Interest Expense	194,625	388,925
Changes in Operating Assets and Liabilities:
Accounts Receivable, net	(60,574)	(57,238)
Inventories	1,214	(97,692)
Prepaid Expenses	(609)	(13,821)
Accounts Payable	40,396	99,521
Customer Advances	136,950	(78,712)
Accrued Expenses	180,250	106,871
Net Cash Used In Operating Activities	(61,450)	(425,647)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of Property and Equipment	(1,063)	—
Proceeds from Sale of Assets	17,612	40,361
Proceeds from Cash Surrender Value of Life Insurance Policies	—	14,217
Additional Patent Costs	(29,450)	(5,444)
Net Cash Provided (Used) By Investing Activities	(12,901)	49,134

NET DECREASE IN CASH AND CASH EQUIVALENTS	(74,351)	(376,513)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	384,593	885,988

CASH AND CASH EQUIVALENTS, END OF PERIOD	$310,242	$509,475

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash Paid for:
Income Taxes	$912	$912

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

These consolidated financial statements have been prepared by the Company, without audit, and reflect normal recurring adjustments which, in the opinion of management, are necessary for a fair statement of the results of the third quarter of the Company’s fiscal year 2010. These consolidated financial statements do not include all disclosures associated with annual consolidated financial statements and, accordingly, should be read in conjunction with footnotes contained in the Company’s consolidated financial statements for the year ended June 30, 2009 together with the Report of Independent Registered Public Accounting Firm filed under cover of the Company’s 2009 annual report on Form 10-K.

The Company has sustained recurring net losses and negative cash flows from operations for several years. During the quarter ended March 31, 2010, the Company incurred a net loss of $131,368 and generated cash from operations of $88,328. As of March 31, 2010, cash and cash equivalents were $310,242, accounts receivable were $572,381and current liabilities were $2,045,100. The Company anticipates that deferred officers’ salaries and director consulting expenses accrued at March 31, 2010 will be settled by issuing restricted common stock rather than by cash payments. These deferred amounts included in current liabilities at March 31, 2010 total approximately $508,000. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. During the latter part of fiscal year 2008, the Company implemented plans to reduce costs and to streamline operations in an effort to reduce net losses. This has resulted in an increase in gross profit and simultaneous decreases in operating expenses, thereby reducing losses substantially, beginning in the third and fourth quarters of fiscal year 2008. The Company believes that the recent introduction of several new products, along with new and on-going customer relationships, will generate additional revenues, which are required in order for the Company to achieve profitability. If these additional revenues are not achieved on a timely basis, the Company will be required and is prepared to implement further cost reduction measures, as necessary.

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

Loss Per Share

Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. For the three and nine months ended March 31, 2010 and 2009, the effect of stock options and warrants was antidilutive; therefore, they were not included in the computation of diluted loss per share. The number of shares issuable upon the exercise of outstanding stock options and warrants that were excluded from the computation were approximately 993,000 for each of the three and nine month periods ended March 31, 2010 and 2009, respectively.

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

2. INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

	March 31, 2010	June 30, 2009
Raw Materials	$364,587	$492,712
Work-In-Progress	220,592	116,605
Finished Goods	122,762	99,838
Total Inventories	$707,941	$709,155

3. 10% SENIOR SECURED CONVERTIBLE NOTES

The 10% Senior Secured Convertible Notes consist of the following:

	March 31, 2010	June 30, 2009
10% Senior Secured Convertible Notes issued on June 25, 2008, convertible into common stock at $1.25 per share, bearing interest at 10% per annum. Outstanding principal and accrued interest are due at maturity, June 25, 2010	$600,000	$600,000
Accrued interest—10% coupon	105,833	60,833
Unamortized discount	(47,104)	(196,729)
	$658,729	$464,104

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

The following summarizes the discount on the Notes:

	March 31, 2010	June 30, 2009
Discount—beginning balance	$196,729	$590,529
Proceeds allocated to warrants	—	—
Beneficial conversion feature—intrinsic value	—	—
Less: amortization of discount	(149,625)	(393,800)
Discount—ending balance	$47,104	$196,729

4.  STOCK-BASED COMPENSATION

Stock-based compensation costs recognized during the three and nine month periods ended March 31, 2010 amounted to $3,176 and $11,147, respectively, and for the three and nine month periods ended March 31, 2009 amounted to $ 18,948 and $53,399, respectively, and was included in the accompanying consolidated statements of operations. No compensation has been capitalized because such amounts would have been immaterial. There was no net income tax benefit recognized related to such compensation for the three and nine month periods ended March 31, 2010 and 2009, as the Company is currently in a loss position.

As of March 31, 2010, the unrecognized compensation costs related to options vesting will be primarily recognized over a period of approximately 1 1/4 years:

OPTIONS	2010	2011	Total

Compensation Expense	$3,176	$12,703	$15,879

The following tables summarize stock option activity during the first six months of fiscal year 2010:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Life

Outstanding at June 30, 2009	93,178	$16.17	6.56 years
Grants	1,200	1.35
Outstanding at March 31, 2010	94,378	$15.98	$5.74 years

Information related to the stock options outstanding as of March 31, 2010 is as follows:

Range of Exercise Prices	Number of Shares	Weighted- Average Remaining Contractual Life (years)	Weighted- Average Exercise Price	Exercisable Number of Shares	Exercisable Weighted- Average Exercise Price
$1.35	1,200	9.66	$1.35	1,200	$1.35
$1.25	1,200	8.66	1.25	1,200	1.25
$6.25	1,600	6.67	6.25	1,600	6.25
$7.75	1,200	7.67	7.75	1,200	7.75
$11.50	800	5.67	11.50	800	11.50
$13.75	51,018	6.11	13.75	48,352	13.75
$20.75	37,360	5.21	20.75	37,360	20.75
$1.25-$20.75	94,378	5.74	$15.98	91,712	$16.03

There were no “in-the-money” outstanding and exercisable options as of June 30, 2009 and March 31, 2010.

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

7.   SALE OF ASSETS

During the nine months ended March 31, 2010, the Company sold equipment that was previously written off for proceeds totaling $17,612 and recorded a gain of $17,612, which is included within operating expenses in the accompanying consolidated statements of operations.

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

We are currently developing specialty instruments incorporating our LenslockTM technology (patent pending) that ensures lower cost, easier reparability and enhanced durability as compared to other design approaches used in the industry.  We are also aggressively pursuing ultra-small instruments, some with lenses less than 1 millimeter, or mm, in diameter, utilizing micro-precision TM lens technology (patent pending).

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

Results of Operations

During the latter part of fiscal year 2008, we implemented plans to reduce costs, including workforce reductions, to focus sales efforts on higher margin products and to streamline operations in an effort to reduce net losses. These efforts, combined with increases in sales, resulted in an increase in gross profit and a simultaneous decrease in operating expense beginning in the third quarter of fiscal year 2008 and continuing through the quarter ended June 30, 2009. We anticipate continuing the measures taken to contain costs, and to continue our review of other expense areas to determine where additional reductions in spending can be achieved.

Our total revenues for the quarter ended March 31, 2010 were $850,939, as compared to $896,660 for the same period last year, a decrease of $45,721, or 5.1%. Our total revenues for the nine months ended March 31, 2010 were $2,160,359, as compared to $2,517,109 for the same period last year, a decrease of $356,750, or 14.2%.  The decrease in revenues for the current quarter ended March 31, 2010 was due principally to lower unit volume sales of optical components, couplers, and the advanced surgical visualization system used in spinal surgery, partially offset by higher unit volume sales of endoscopes.  The decrease in revenues for the nine months ended March 31, 2010 was due principally to lower unit volume sales of optical components, couplers and endoscopes, partially offset by higher unit volume sales of the advanced surgical visualization system used in spinal surgery. The effects of selling price and product mix changes in the quarter and nine months ended March 31, 2010 compared to the corresponding periods of the previous year were not significant.  Our product pricing varies from time to time as the result of several factors including product redesigns and improvements, reengineering of our products to meet customer specifications, changes in prices from vendors and the application of volume pricing based on order size of specific products.  Because we design the majority of our products based on customer specification, our products sold year-to-year vary in cost and complexity which affects our pricing.

Revenues from our largest customers, as a percentage of total revenues, for the nine months ended March 31, 2010 and 2009, were as follows:

	2010	2009
Customer A	27%	16%
Customer B	20	18
Customer C	18	26
Customer D	13	13
All Others	22	27
	100%	100%

No other customer accounted for more than 10% of our revenues during those periods.

Gross profit for the quarter ended March 31, 2010 was $366,636, which reflects an increase of $37,778, compared to $328,858 for the same period last year. Gross profit for the quarter ended March 31, 2010 as a percentage of revenues increased from 36.7% for the quarter ended March 31, 2009 to 43.1% in the current quarter. Gross profit for the nine months ended March 31, 2010 was $824,421, which reflects a decrease of $298,860, compared to $1,123,281 for the same period last year. Gross profit as a percentage of revenues decreased from 44.6% for the nine months ended March 31, 2009 to 38.2% in the current period. The favorable change in our gross profit percentage for the quarter ended March 31, 2010 compared to the same period last year was due primarily to increased manufacturing efficiencies and lower fixed manufacturing overhead costs.  The decrease in our gross profit percentage for the nine months ended March 31, 2010 compared to the same period last year was due primarily to lower overall sales volume. Our quarterly gross profit and gross profit percentage depend on a number of factors, including overall sales volume and mix of products sold among others and therefore vary from quarter to quarter.

Research and development expenses were $141,568 for the quarter ended March 31, 2010, compared to $218,290 for the same period last year, a decrease of $76,722, or 35.1%. Research and development expenses were $336,231 for the nine months ended March 31, 2010, compared to $533,970 for the same period last year, a decrease of $197,739, or 37.0%.   The decrease was due primarily to the implementation of certain cost containment plans beginning in fiscal year 2008 and 2009 including workforce reductions, and increased reimbursements from customers for product development activities.  Research and development expenses depend on our assessment of new product opportunities and available resources. Research and development expenses were net of reimbursement of related costs of $143,793 and $10,270 during the quarters ended March 31, 2010 and 2009, respectively, and $337,420 and $179,126 during the nine months ended March 31, 2010 and 2009, respectively. Based on customer orders received through March 31, 2010, we expect that reimbursements for research and development activities for the full fiscal year 2010 will exceed $0.5 million, which is nearly triple the amount in fiscal year 2009. We believe this increase in customer-sponsored research and development activity suggests that the new proprietary technologies we have developed during the last few years have enhanced our opportunities to develop and commercialize new and innovative products.

Selling, general and administrative expenses were $306,300 for the quarter ended March 31, 2010, compared to $310,684 for the same period last year, a decrease of $4,384, or 1.4%. Selling, general and administrative expenses were $919,603 for the nine months ended March 31, 2010, compared to $1,070,615 for the same period last year, a decrease of $151,012, or 14.1%.  The decrease was due primarily to the implementation of certain cost containment plans beginning in fiscal year 2008 and 2009 including workforce reductions, as mentioned above.

Interest income was $480 for the quarter ended March 31, 2010, compared to $500 for the same period last year, a decrease of $20, or 4.0%. Interest income was $810 for the nine months ended March 31, 2010, compared to $4,930 for the same period last year, a decrease of $4,120, or 83.6%.   The decrease was due to a lower base of cash and cash equivalents.

Interest expense was $64,875 for the quarter ended March 31, 2010, compared to $64,875 for the same period last year. Interest expense was $194,625 for the nine months ended March 31, 2010, compared to $388,925 for the same period last year, a decrease of $194,300, or 50.0%. The decrease was due to discontinuation of the amortization of debt discount related to the conversion feature of the 10% Senior Secured Convertible Notes issued on June 25, 2008. This portion of the debt discount became fully amortized during the second quarter of fiscal year 2009.

No income tax provision was recorded in the first nine months of fiscal year 2010 or 2009 because of the losses generated in those periods.

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

As of March 31, 2010, cash and cash equivalents were $310,242, accounts receivable were $572,381 and current liabilities were $2,045,100. We anticipate that deferred officers’ salaries and director consulting expenses accrued at March 31, 2010 will be settled by issuing restricted common stock rather than by cash payments. These deferred amounts included in current liabilities at March 31, 2010 total approximately $508,000. We believe that the introduction of several new products during the last four fiscal years, along with new and on-going customer relationships, will continue to generate additional revenues, which are required in order for us to achieve and sustain profitability. If these additional revenues are not achieved on a timely basis, we will be required and are prepared to implement further cost reduction measures and to seek additional funding, as necessary.

Contractual cash commitments for the fiscal years subsequent to March 31, 2010 are summarized as follows:

	2010	2011	Thereafter	Total
Operating Leases	$7,600	$800	$1,150	$9,550
Principal & Interest (1)	720,000	—	—	720,000
Totals	$727,600	$800	$1,150	$729,550

(1)                                 This amount may be reduced to the extent the holders of the Senior Secured Convertible Notes elect to convert the principal on the Notes into our common stock.

We have contractual cash commitments related to open purchase orders for fiscal year 2010 of approximately $136,000.

In June 2008, we issued Senior Secured Convertible Notes and warrants, raising cash proceeds of $600,000.

Trends and Uncertainties That May Affect Future Results

Our fiscal year 2009 revenues were the highest in eight years. Our fiscal year 2009 revenues for the year ended June 30, 2009 increased 21.6% from the fiscal year ended June 30, 2008. Our revenues for the first nine months of fiscal 2010, however, decreased by 14.2% from the same period last year.

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

For the nine months ended March 31, 2010, our cash and cash equivalents decreased by $74,351 from the quarter ended June 30, 2009. If our cash reserves continue to decrease, we will be required to seek additional funding for operations. The sale of additional equity or convertible debt securities would result in additional dilution to our stockholders, and debt financing, if available, may involve restrictive covenants that could restrict our operations or finances. Financing may not be available in amounts or on terms acceptable to us, if at all. If we cannot raise funds on acceptable terms or achieve positive cash flow, we may not be able to continue to conduct operations, develop new products, grow market share, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements, any of which would negatively impact our business, operating results and financial condition. If we are not successful in increasing our revenues, reducing our expenses or raising additional equity capital to generate sufficient cash flows to meet our obligations as they come due, we may not be able to continue as a going concern.

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

To address and remediate the material weakness described above, beginning with the quarter ended September 30, 2008 and through the quarter ended March 31, 2010, we instituted a procedure whereby our President, our Executive Vice President and other members of our Board of Directors will perform a higher level review of the quarterly and annual reports on Form 10-Q and Form 10-K prior to filing.

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

Item 3. Defaults Upon Senior Securities.

As of March 31, 2010, we are not in default with respect to any indebtedness.

Item 4. (Removed and Reserved).

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit	Description

2.1	Asset Purchase Agreement between the Company and Optometrics Corporation, dated January 18, 2008 (included as Exhibit 2.1 to the Form 8-K filed January 25, 2008 and incorporated herein by reference).

3.1	Articles of Organization of the Company, as amended (included as Exhibit 3.1 to the Form SB-2 filed March 16, 2007 and incorporated herein by reference).

3.2	Bylaws of Precision Optics Corporation incorporated herein by reference to the Company’s 1991 Annual Report on Form 10-KSB.

3.3	Articles of Amendment, dated December 11, 2008 (included as Exhibit 3.1 to the Form 8-K filed December 11, 2008 and incorporated herein by reference).

4.1	Registration Rights Agreement, dated February 1, 2007 (included as Exhibit 4.1 to the Form 8-K filed February 2, 2007 and incorporated herein by reference).

4.2	Form of Warrant to Purchase Shares of Common Stock (included as Exhibit 4.2 to the Form 8-K filed February 2, 2007 and incorporated herein by reference).

4.3	Registration Rights Agreement, dated June 25, 2008 (included as Exhibit 4.1 to the Form 8-K filed June 27, 2008 and incorporated herein by reference).

4.4	Form of Warrant, dated June 25, 2008 (included as Exhibit 4.2 to the Form 8-K filed June 27, 2008 and incorporated herein by reference).

4.5	Form of 10% Senior Secured Convertible Note, dated June 25, 2008 (included as Exhibit 4.3 to the Form 8-K filed June 27, 2008 and incorporated herein by reference).

10.1	Precision Optics Corporation, Inc. 1997 Incentive Plan, as amended and restated (included as Exhibit 10.1 to the Form 10-QSB filed November 13, 2003 and incorporated herein by reference).

10.2	Securities Purchase Agreement between the Company and investors, dated March 13, 2000 (included as Exhibit 2.1 to the Form S-3 filed April 28, 2000 and incorporated herein by reference).

10.3	Form of Securities Purchase Agreement between the Company and investors (included as Exhibit 10.1 to the Form 8-K filed April 19, 2006 and incorporated herein by reference).

10.4	Employment Offer Letter from the Company to Michael T. Pieniazek, dated September 15, 2006 (included as Exhibit 10.1 to the Form 8-K filed September 21, 2006 and incorporated herein by reference).

10.5	Precision Optics Corporation, Inc. 2006 Equity Incentive Plan (included as Exhibit 99.1 to the Form 8-K filed December 4, 2006 and incorporated herein by reference).

10.6	Purchase Agreement between the Company and investors, dated February 1, 2007 (included as Exhibit 10.1 to the Form 8-K filed February 2, 2007 and incorporated herein by reference).

10.7	Form of Incentive Stock Option Certificate (included as Exhibit 10.1 to the Form 10-QSB filed February 14, 2007 and incorporated herein by reference).

10.8	Form of Nonstatutory Stock Option Certificate (included as Exhibit 10.2 to the Form 10-QSB filed February 14, 2007 and incorporated herein by reference).

10.9	Purchase Agreement by and among the Company and each investor named therein, dated June 25, 2008 (included as Exhibit 10.1 to the Form 8-K filed June 27, 2008 and incorporated herein by reference).

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

PRECISION OPTICS CORPORATION, INC.

Date: May 14, 2010	By:	/s/ Richard E. Forkey
Richard E. Forkey
Chief Executive Officer (Principal Executive Officer)

Date: May 14, 2010	By:	/s/ Jack P. Dreimiller
Jack P. Dreimiller
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)