Form 10-K
period 2010-06-30
PRECISION OPTICS CORPORATION INC
filed 2010-09-21
CIK 867840

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2010
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes     ☒ No

State the aggregate market value of the voting and non-voting common equity, held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter: $264,623 (based on a total of 240,566 shares of the registrant's common stock held by non-affiliates on December 31, 2009, at the closing price of $1.10 per share).

The number of shares of outstanding common stock of the registrant as of September 21, 2010 was 1,018,411.

Documents incorporated by reference:    None.

PRECISION OPTICS CORPORATION, INC.
FORM 10-K

PART I

This annual report contains forward-looking statements as defined under the federal securities laws. All statements other than statements of historical facts included in this Annual Report on Form 10-K regarding our financial performance, business strategy and plans and objectives of management for future operations and any other future events are forward-looking statements and based on our beliefs and assumptions. Words such as "may," "will," "expect," "might," "believe," "anticipate," "intend," "could," "estimate," "project," "plan," and other similar words are one way to identify such forward-looking statements. Actual results could vary materially from these forward-looking statements. Such statements reflect our current view with respect to future events and are subject to certain risks, uncertainties, and assumptions, including, but without limitation, those risks and uncertainties contained in the Risk Factors section of this Annual Report on Form 10-K and our other filings made with the SEC. Although we believe that our expectations are reasonable, we can give no assurance that such expectations will prove to be correct. Based upon changing conditions, any one or more of these events described herein as anticipated, believed, estimated, expected or intended may not occur. All prior and subsequent written and oral forward-looking statements attributable to our Company or persons acting on our behalf are expressly qualified in their entirety by this cautionary statement.

ITEM 1.    BUSINESS.

HISTORY

We incorporated in Massachusetts in December 1982 and have been publicly-owned since November 1990. References to our Company contained herein include our two wholly-owned subsidiaries, Precise Medical, Inc. and Wood's Precision Optics Corporation, Limited, except where the context otherwise requires.

OUR BUSINESS

We have been a developer and manufacturer of advanced optical instruments since 1982. We design and produce high-quality medical instruments, micro-optics with characteristic dimensions less than 1 millimeter, or mm, and other advanced optical systems. Our medical instrumentation line includes laparoscopes, arthroscopes and endocouplers and a line of world-class 3-D endoscopes for use in minimally invasive surgical procedures. We are registered to the ISO 9001:2008, ISO 13485:2003, and Canadian Medical Devices Conformity Assessment System, or CMDCAS, Quality Standards and comply with the FDA Good Manufacturing Practices and the European Union Medical Device Directive for CE marking of our medical products. Our website is www.poci.com. Information contained on our website does not constitute part of this annual report.

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

We produce autoclavable endoscopes for various applications, which are CE mark certified for European use and have been designed and tested to withstand sterilization by autoclave, which is sterilization in a superheated steam under pressure, as well as all other commonly used medical sterilization means. The major benefits of instruments that can be autoclaved include increased patient safety, quick turnaround, and elimination of hazardous sterilant and by-product materials, all of which provide increased value to the user compared to alternative sterilization methods.

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

Medical Products: Next Generation Lenslock™ Endoscopes. We continue to develop and ship our next generation endoscopes that incorporate our leading proprietary Lenslock™ technology (patent pending). We have shipped over 800 ENT endoscopes with diameter of 2.7 mm that incorporate Lenslock™ technology. We have completed prototypes of our 4 mm Lenslock™ sinuscope, and 5 mm Lenslock™ laproscope, and are actively pursuing development of our new 4 mm Lenslock™ wide field arthroscope. We believe that Lenslock™ technology has advantages over competitive products due to the ease of manufacture and repair, superior image quality, significant cost effectiveness and quality of repair. Further, we believe that incorporating this into our endoscope product line could lead to increased sales of this product.

Medical Products: Sub-millimeter Optics and Endoscopes. Utilizing developed proprietary techniques, including patent pending micro-precision™ lens fabrication technology, we design and manufacture ultra-small lenses, prisms and assemblies with sizes as small as 0.2 mm. Assemblies range in complexity from the combination of two lens elements to entire imaging systems utilizing multiple micro-optical elements in combination with larger, conventional optics. Developments in medical procedures requiring minimally invasive visualization in very small spaces, in such specialties as spinal surgery, neurosurgery, cardiothoracic surgery, cardiology and pulmonology, have led to products requiring lenses and endoscopes as small as 0.2 mm in diameter.

Utilizing our proprietary technology, we currently manufacture a number of products with length and/or diameter less than 1 mm and are actively expanding our product line in this area.

Medical Products: Custom Design and Device Production. We design and manufacture custom optical medical products to satisfy our customers' specific requirements. During fiscal year 2007, we completed development and began shipments of an advanced surgical visualization system to a significant new customer. We have received follow-on orders with deliveries continuing into fiscal year 2011. The size and extent of future follow-on orders will depend on market acceptance and other considerations.

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

Night Vision Optics. We continue to pursue a partnership effort for the proprietary development of a new class of color night vision devices including a new patent-pending eyepiece lens. We expect that the product incorporating our night vision lenses will be evaluated by the U.S. government in the near future. We cannot control the timing of current evaluations and cannot therefore predict when, if ever, these night vision lenses might begin to generate revenue.

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

Marketing.

During the last three years, we have made significant efforts to update our sales and marketing activities. As part of these efforts, we have generated and continue to generate new marketing materials for recently developed products, including a newly designed website, www.poci.com. Information on our website is not intended to be integrated into this report. Since initiating these efforts and on an ongoing basis, we have taken a much more comprehensive view of trade show opportunities, targeting those with specific relevance to recently developed products. We believe these efforts afford us a greater opportunity to reach and follow up a broader customer base than we have previously been able to achieve. These efforts have contributed to recent year-over-year revenue increases, and continue to generate prospects for our leading technologies including, Lenslock™, micro-precision™, and custom applications of our core optical capabilities. This includes renewed interest in some of our well-developed products such as our "classic" autoclavable endoscopes and endocouplers, as well as new applications with our micro (fiberoptic) endoscopes.

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

Research and Development.

We believe that our future success depends to a large degree on our ability to continue to conceive and develop new optical products and services to enhance the performance characteristics and methods of manufacture of existing products. Research and development expenses are incurred on our own proprietary products and technology as well as on custom projects on behalf of customers. Accordingly, we expect to continue to seek to obtain product-related design and development contracts with customers and to invest our own funds on research and development. We spent $529,406 of our own funds net of reimbursements billed to customers of $374,284 on research and development in fiscal year 2010 and $737,791 of our own funds net of reimbursements billed to customers of $181,105 on research and development during fiscal year 2009.

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

Raw Materials and Principal Suppliers.

The basic raw material of the majority of our product line is precision grade optical glass, which we obtain from a few suppliers, principally SCHOTT North America, Inc. and Ohara Corporation. For optical thin film coatings, the basic raw materials we utilize are metals and dielectric compounds, which we obtain from a variety of chemical suppliers. Certain of the thin film coatings utilized in our products are currently procured from an outside supplier, but most thin film coatings are produced in-house. We believe that our demand for these raw materials and thin film coating services is small relative to the total supply, and that the materials and services required for the production of our products are currently available in sufficient production quantities and will be available for fiscal year 2011. We believe, however, that there are relatively few suppliers of the high quality lenses and prisms, which our endoscopes require. In response, we have established our own optical shop for producing ultra-high quality prisms, micro-optics and other specialized optics for a variety of medical and industrial applications.

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

Employees.

As of June 30, 2010, we had 26 employees, 21 of which were full-time employees. There were 14 employees in manufacturing, 6 in engineering/research and development, 1 in sales and marketing and

5 in finance and administration. We are not a party to any collective bargaining agreements. We believe our relations with our employees are good.

Customers.

Revenues from our largest customers, as a percentage of total revenues, for fiscal years 2010 and 2009 were as follows:

	2010	2009
Customer A	33%	22%
Customer B	19	20
Customer C	17	23
Customer D	11	11
All Others	20	24

	100%	100%

No other customer accounted for more than 10% of our revenues in fiscal years 2010 and 2009. At June 30, 2010, receivables from our largest customers were 39%, 23% and 15% of the total accounts receivable.

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

The accompanying financial statements have been prepared assuming we will continue as a going concern. During the year ended June 30, 2010, we incurred net losses of $660,882 and during the year ended June 30, 2009, we incurred net losses of $992,135. Our auditors have issued a going concern qualification in their report related to our financial statements for the year ended June 30, 2010. This report is based on our history of operating losses, negative cash flows from operations and our cash position as of June 30, 2010.

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

Effective June 25, 2008, we completed a financing in which we issued 10% Senior Secured Convertible Notes and Warrants. As of June 30, 2010, we had outstanding notes payable of $600,000, with accrued interest as of June 30, 2010 of $120,833. Pursuant to agreements executed with holders of our 10% Senior Secured Convertible Notes, the holders of the Notes agreed to extend the stated maturity date of the Notes to October 15, 2010. While we believe the holders of the Notes will continue to work with us to reach a positive outcome on the repayment of the Notes, if we are not able to do so we may have to curtail our operations or liquidate our assets.

We may need to incur additional debt in the future to fund all or part of our capital requirements. Our outstanding debt and future debt obligations could impair our liquidity and could:

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

In the fiscal year ended June 30, 2010, our four largest customers represented approximately 33%, 19%, 17% and 11%, respectively, of our total revenues. In the fiscal year ended June 30, 2009, our four largest customers represented approximately 22%, 20%, 23% and 11%, respectively, of our total revenues. No other customer accounted for more than 10% of our revenues during those periods. At June 30, 2010, receivables from our three largest customers were 39%, 23% and 15%, respectively, of the total accounts receivable.

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

At June 30, 2010, receivables from our three largest customers were 39%, 23% and 15%, respectively, of the total accounts receivable. While we believe we have a varied customer base and have experienced strong collections in the past, if current economic conditions fail to improve we may experience change in our customer base, including reductions in their purchasing commitments to us, which could also have a material adverse effect on our revenues and liquidity. We have not purchased insurance on our accounts receivable balances.

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

Like any manufacturer, we are and always have been exposed to liability claims resulting from the use of our products. We maintain product liability insurance to cover us in the event of liability claims, and as of September 21, 2010, no such claims have been asserted or threatened against us. However, our insurance may not be sufficient to cover all possible future product liabilities.

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

Trading in our securities is subject to the SEC's "penny stock" rules and it is anticipated that trading in our securities will continue to be subject to the penny stock rules for the foreseeable future. The SEC has adopted regulations that generally define a penny stock to be any equity security that has a market price of less than $5.00 per share, subject to certain exceptions. These rules require that any broker-dealer who recommends our securities to persons other than prior customers and accredited investors must, prior to the sale, make a special written suitability determination for the purchaser and receive the purchaser's written agreement to execute the transaction. Unless an exception is available, the regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the risks associated with trading in the penny stock market. In addition, broker-dealers must disclose commissions payable to both the broker- dealer and the registered representative and current quotations for the securities they offer. The additional burdens imposed upon broker-dealers by these requirements may discourage broker-dealers from recommending transactions in our securities, which could severely limit the liquidity of our securities and consequently adversely affect the market price for our securities.

We are contractually obligated to issue shares in the future, diluting your interest in us.

As of June 30, 2010, there were approximately 94,378 shares of our common stock issuable upon exercise of stock options outstanding, at a weighted average exercise price of $15.98 per share. An additional 134,698 shares of our common stock are reserved for issuance under our 2006 Equity Incentive Plan as of June 30, 2010. Also outstanding as of June 30, 2010 are warrants for the issuance of an additional 898,621 shares of our common stock, at a weighted average exercise price of $4.18 per share. The foregoing information gives effect to a 1 for 25 reverse stock split effective December 11, 2008. Moreover, we expect to issue additional shares and options to purchase shares of our common stock to compensate employees, consultants and directors, and we may issue additional shares to raise capital. Any such issuances will have the effect of further diluting the interest of the holders of our securities.

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

We believe these facilities are adequate for our current operations and adequately covered by insurance. Significant increases in production or the addition of significant equipment additions or manufacturing capabilities in connection with the production of our line of endoscopes and other products may, however, require the acquisition or lease of additional facilities. We may establish production facilities domestically or overseas to produce key assemblies or components, such as lenses, for our products. Overseas facilities may subject us to the political and economic risks associated with overseas operations. The loss of or inability to establish or maintain such additional domestic or overseas facilities could materially adversely affect our competitive position and profitability.

ITEM 3.    LEGAL PROCEEDINGS.

We may be involved from time to time in ordinary litigation, negotiation and settlement matters that will not have a material effect on our operations or finances. We are not aware of any pending or threatened litigation against us or our officers and directors in their capacity as such that could have a material impact on our operations or finances.

ITEM 4.    (REMOVED AND RESERVED).

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is quoted on the Over-The-Counter Bulletin Board, or OTCBB, under the symbol "PEYE.OB." The following table sets forth the high and low bid prices for our common stock for each quarter during the last two fiscal years as quoted on the OTCBB. Such OTCBB market quotations reflect inter- dealer prices, without retail markup, markdown or commissions and may not necessarily represent actual transactions. All prices have been adjusted to reflect a 1 for 25 reverse stock split, effective December 11, 2008.

	High	Low
For the Fiscal Year Ended June 30, 2010
First Quarter ended September 30, 2009	$2.00	$1.10
Second Quarter ended December 31, 2009	$1.75	$1.10
Third Quarter ended March 31, 2010	$2.00	$0.85
Fourth Quarter ended June 30, 2010	$3.10	$0.01
For the Fiscal Year Ended June 30, 2009
First Quarter ended September 30, 2008	$3.25	$1.00
Second Quarter ended December 31, 2008	$2.25	$0.10
Third Quarter ended March 31, 2009	$1.01	$0.16
Fourth Quarter ended June 30, 2009	$5.00	$0.25

Holders

As of September 15, 2010, we had approximately 100 holders of record of our common stock. Holders of record include nominees who may hold shares on behalf of multiple owners.

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

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Important Factors Regarding Forward-Looking Statements

This annual report on Form 10-K contains forward-looking statements that involve risks and uncertainties. All statements other than statements of historical facts included in this Annual Report on Form 10-K regarding our financial performance, business strategy and plans and objectives of management for future operations and any other future events are forward-looking statements and based on our beliefs and assumptions. Words such as "may," "will," "expect," "might," "believe," "anticipate," "intend," "could," "estimate," "project," "plan," and other similar words are one way to identify such forward-looking statements. Such statements reflect our current view with respect to future events and are subject to certain risks, uncertainties, and assumptions, including, but without limitation, those risks and uncertainties contained in the Risk Factors section of this Annual Report on Form 10-K. You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including the risks described in this report and other reports we file with the Securities and Exchange Commission. Although we believe the expectations reflected in the forward-looking statements are reasonable, they relate only to events as of the date on which the statements are made.

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

We are registered to the ISO 9001:2008, ISO 13485:2003, and Canadian Medical Devices Conformity Assessment System, or CMDCAS, Quality Standards and comply with the FDA Good Manufacturing Practices and the European Union Medical Device Directive for CE marking of our medical products. Our internet website is www.poci.com. Information on our website is not intended to be integrated into this report.

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

Critical Accounting Policies and Estimates

General

Management's discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America, referred to as U.S. GAAP. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition

We recognize revenue when four basic criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the price to the buyer is fixed or determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) is based on management's judgments regarding the fixed nature of the price to the buyer charged for products delivered or services rendered and collectability of the sales price. We assess credit worthiness of customers based upon prior history with the customer and assessment of financial condition. Our shipping terms are customarily Free On Board, or FOB, shipping point.

Bad Debt

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Allowances for doubtful accounts are established based upon review of specific account balances and historical experience. If the financial condition of our customers was to deteriorate, resulting in an impairment of their ability to make future payments, additional allowances may be required.

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

Stock-Based Compensation

The measurement and recognition of all compensation costs for all stock based awards made to employees and the Board of Directors is based upon fair value over the requisite service period for awards expected to vest.

We estimate the fair value of stock-based awards on the date of grant using the Black-Scholes option-pricing model.

Results of Operations for the Fiscal Year Ended June 30, 2010 Compared to the Fiscal Year Ended June 30, 2009

During the latter part of fiscal year 2008, we implemented plans to reduce costs, including workforce reductions, and to streamline operations in an effort to reduce net losses. This has resulted in an increase in gross profit and simultaneous decreases in operating expenses, thereby reducing losses, beginning in the third and fourth quarters of fiscal year 2008 and continuing through fiscal year 2010. We anticipate continuing measures taken to contain costs, and to continue our review of other expense areas to determine where additional reductions in discretionary spending can be achieved.

Total revenues for fiscal year 2010 were $3,094,437, a decrease of $434,073, or 12.3%, from fiscal year 2009 revenues of $3,528,510. The decrease in revenues was due to lower unit volume sales of couplers, optical components, endoscopes and fiber scopes utilizing our micro-precision™ lens and prism technology, partially offset by higher unit volume sales of an advanced surgical visualization system. The reduction in unit volume sales was partially offset by increases in average product prices totaling approximately $50,000. The increase in our product pricing is the result of several factors including product redesigns and improvements, reengineering of our products to meet customer specifications, changes in prices from vendors and the application of volume pricing based on order size of specific products. Because we design the majority of our products based on customer specification, our products sold year-to-year vary in cost and complexity which affects our pricing.

Revenues from our largest customers, as a percentage of total revenues, were as follows:

	2010	2009
Customer A	33%	22%
Customer B	19	20
Customer C	17	23
Customer D	11	11
All Others	20	24

	100%	100%

No other customer accounted for more than 10% of our revenues in fiscal years 2010 and 2009.

Gross profit for fiscal year 2010 of $1,297,238 reflected an unfavorable change of $298,436, compared to fiscal year 2009 gross profit of $1,595,674. Gross profit as a percentage of revenues decreased from 45.2% in fiscal year 2009 to 41.9% in fiscal year 2010. The unfavorable change in our gross profit percentage was due primarily to lower overall sales volume and higher provisions for slow-moving and obsolete inventories in fiscal year 2010 compared to fiscal year 2009.

Research and development expenses, net were $529,406 for fiscal year 2010 compared to $737,791 for fiscal year 2009. The decrease of $208,385, or 28.2%, was due primarily to higher reimbursements of related costs from customers, which increased by $193,179, or 106.7%, in fiscal year 2010 compared to fiscal year 2009. Research and development expenses depend on our assessment of new product opportunities and available resources. Research and development expenses were net of reimbursement of related costs of $374,284 during fiscal year 2010 and $181,105 during fiscal year 2009.

Selling, general and administrative expenses decreased by $256,470, or 17.7%, to $1,192,800 for fiscal year 2010 compared to $1,449,270 for fiscal year 2009. The decrease was primarily attributable to lower legal, accounting, and transfer agent fees amounting to approximately $102,000 related to the preparation and filing of a registration statement and implementation of a 1-for-25 reverse stock split in December 2008, and lower insurance and stock option compensation expenses.

The gain on sale of assets in fiscal year 2010 represents the sale of previously written off assets for proceeds of $20,826.

Interest income decreased by $4,311 during fiscal year 2010 compared to the previous year. The decrease was due to a lower base of cash and cash equivalents.

Interest expense decreased by $197,071 during fiscal year 2010 to $256,729 compared to the previous year total of $453,800. The decrease was due primarily to lower amortization of debt discount on the 10% Senior Secured Convertible Notes issued on June 25, 2008.

The income tax provisions in fiscal years 2010 and 2009 represent the minimum statutory state income tax liability.

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

We have traditionally funded working capital needs through product sales, management of working capital components of our business, and by cash received from public and private offerings of our common stock, warrants to purchase shares of our common stock and convertible notes. We have incurred quarter to quarter operating losses during our efforts to develop current products including endoscopes, image couplers, beamsplitters, night vision and micro-optic lenses, prisms and assemblies for various applications utilizing a number of proprietary and patent-pending technologies including Lenslock™ endoscope and micro-precision™ lens technologies. Our management expects that such operating losses will continue until sales increase to breakeven and profitable levels. Our management also believes that the opportunities represented by these products have the potential to generate sales increases to achieve breakeven and profitable results.

Our current financial condition may raise doubt among potential equity investors, customers and suppliers regarding our ability to continue as a going concern, as referenced by the Report of Independent Registered Public Accounting Firm on our financial statements for the year ended June 30, 2010, included in this annual report. We may not be able to obtain working capital funds necessary in the time frame needed and at satisfactory terms to correct the going concern issue.

As of June 30, 2010, cash and cash equivalents were $416,040, accounts receivable were $505,200 and current liabilities were $2,092,948. We anticipate that deferred officers' salaries and director consulting expenses accrued at June 30, 2010 will be settled by issuing restricted common stock rather than by cash payments. These deferred amounts included in current liabilities at June 30, 2010 total approximately $574,000. We believe that the introduction of several new products during the last four fiscal years, along with new and on-going customer relationships, will continue to generate additional revenues, which are required in order for us to achieve profitability. If these additional revenues are not achieved on a timely basis, we will be required and are prepared to implement further cost reduction measures, as necessary.

Capital equipment expenditures during fiscal year 2010 were $3,334, compared to $0 for fiscal year 2009. Future capital equipment expenditures will be dependent upon future sales and success of on-going research and development efforts.

Contractual cash commitments for the fiscal years subsequent to June 30, 2010 are summarized as follows:

	2011	2012	Thereafter	Total
Operating Leases	$24,153	$776	$388	$25,317
Principal & Interest (1)	720,833	—	—	720,833

Totals	$744,986	$776	$388	$746,150

(1)
This amount may be reduced to the extent the holders of the Senior Secured Convertible Notes elect to convert the principal on the Notes into our common stock.

We have contractual cash commitments related to open purchase orders for fiscal year 2011 of approximately $78,000.

Trends and Uncertainties That May Affect Future Results

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

  •
  new custom medical products; and

  •
  new night vision lenses.

However, if we do not have sufficient capital to develop and commercialize these products, our future revenues may decline if we cannot offer the innovative products the market is seeking. Over the past few years, we have implemented significant changes in new product and technology development by shifting the emphasis of research and development efforts from developing underlying technologies to commercialization of the applications of these new technologies. These have already been realized to some degree in a number of areas. Over the past two to three years our efforts have produced revenues from our new micro-precision™ lens products and new Lenslock™ endoscopes. Recent initiatives in the area of micro-precision™ lenses address specific customer opportunities in different medical specialty applications. In endoscope technologies, we continue new product offerings in our Lenslock™ product line. We have shipped over 600 ENT endoscopes with diameter of 2.7 mm that incorporate Lenslock™ technology. We recently completed prototypes of our 4 mm Lenslock™ sinuscope, and 5 mm Lenslock™ laproscope, and are actively pursuing development of our new 4 mm Lenslock™ wide field arthroscope. We believe that our Lenslock™ technology has advantages over competitive products due to ease of manufacture and repair, superior image quality, significant cost effectiveness and quality of repair. We anticipate that further incorporating this technology into our endoscope product line will lead to increased sales.

The $600,000 principal and $120,883 interest, as of June 30, 2010, on the 10% Senior Secured Convertible Notes are due October 15, 2010. This amount may be reduced to the extent the holders of the Notes elect to convert some or all of the principal on the Notes into our common stock. Should the holders not elect to convert all or a substantial amount of the balances due on the Notes into our common stock, it is highly unlikely that we will be able to generate enough cash from our operations to pay these balances in full on the specified due date. Therefore, we may renegotiate terms with existing holders or refinance this debt and, in either case, if available, the terms may be more burdensome. We are currently exploring the possibility of obtaining additional funding sources to satisfy this repayment obligation.

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

During the last two quarters of 2008 and continuing through fiscal year 2010, we implemented certain cost containment plans which included focusing on a limited number of products and technologies expected to provide near term revenues, streamlining operations, workforce reductions and deferring certain development initiatives. These measures reduced our overhead expenses.

Going forward, we intend to focus our development efforts on products we believe offer the best prospects to increase our near-term revenues. An example beyond the new instruments mentioned above includes the lenses we developed for a new color Night Vision system. During the quarter ended December 31, 2009, we shipped first article pre-production lens systems. These are for use in the new color Night Vision system, and utilize an improved design that offers lower cost and lighter weight.

For the quarter ended June 30, 2010, our cash and cash equivalents increased by $105,798, and our operating profit for the quarter was $9,659, the first positive quarterly operating profit since the quarter ended December 31, 1997. For the year ended June 30, 2010, our cash and cash equivalents increased by $31,447 compared to the year ended June 30, 2009. If our cash reserves decrease in the future, we will be required to seek additional funding for operations. We predict that we may not have sufficient cash to continue operations through the next twelve months. We are actively pursuing several options to manage cash flow and raise capital including issuing debt, equity or entering into a strategic alliance. The sale of additional equity or convertible debt securities would result in additional dilution to our stockholders, and debt financing, if available, may involve restrictive covenants that could restrict our operations or finances. Financing may not be available in amounts or on terms acceptable to us, if at all. If we cannot raise funds on acceptable terms or achieve positive cash flow, we may not be able to continue to conduct operations, develop new products, grow market share, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements, any of which would negatively impact our business, operating results and financial condition. If we are not successful in increasing our revenues, reducing our expenses or raising additional equity capital to generate sufficient cash flows to meet our obligations as they come due, we may not be able to continue as a going concern.

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

We have audited the accompanying consolidated balance sheets of Precision Optics Corporation, Inc. and subsidiaries (the Company) as of June 30, 2010 and 2009 and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Precision Optics Corporation, Inc. and subsidiaries as of June 30, 2010 and 2009 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Stowe & Degon LLC

Westborough, Massachusetts
September 15, 2010

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES
Consolidated Balance Sheets at June 30, 2010 and 2009

	2010	2009
ASSETS
Current Assets:
Cash and cash equivalents	$416,040	$384,593
Accounts receivable (net of allowance for doubtful accounts of $11,446 in 2010 and $7,400 in 2009)	505,200	511,807
Inventories	684,321	709,155
Prepaid expenses	33,499	42,617

Total current assets	1,639,060	1,648,172

Fixed Assets:
Machinery and equipment	2,355,968	2,352,634
Leasehold improvements	553,596	553,596
Furniture and fixtures	148,303	148,303
Vehicles	19,674	42,343

	3,077,541	3,096,876
Less—Accumulated depreciation and amortization	2,991,441	2,968,503

Net fixed assets	86,100	128,373

Patents, net	203,539	198,643

	$1,928,699	$1,975,188

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
10% Senior secured convertible notes	$720,833	$464,104
Accounts payable	448,894	428,282
Customer advances	101,068	12,393
Accrued employee compensation	730,241	504,187
Accrued professional services	66,000	58,000
Accrued warranty expense	25,000	25,000
Other accrued liabilities	912	912

Total current liabilities	2,092,948	1,492,878

Commitments (Note 3)
Stockholders' Equity (Deficit):
Common stock, $0.01 par value-Authorized—50,000,000 shares; issued and outstanding—1,018,411 shares at June 30, 2010 and June 30, 2009	10,184	10,184
Additional paid-in capital	38,236,325	38,222,002
Accumulated deficit	(38,410,758)	(37,749,876)

Total stockholders' equity (deficit)	(164,249)	482,310

	$1,928,699	$1,975,188

The accompanying notes are an integral part of these consolidated financial statements.

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES
Consolidated Statements of Operations for the
Years Ended June 30, 2010 and 2009

	2010	2009
Revenues	$3,094,437	$3,528,510
Cost of Goods Sold	1,797,199	1,932,836

Gross profit	1,297,238	1,595,674

Research and Development Expenses, net	529,406	737,791
Selling, General and Administrative Expenses	1,192,800	1,449,270
Gain on Sale of Assets	(20,826)	(48,752)

Total operating expenses	1,701,380	2,138,309

Operating loss	(404,142)	(542,635)
Interest Income	901	5,212
Interest Expense	(256,729)	(453,800)

Loss before provision for income taxes	(659,970)	(991,223)
Provision for Income Taxes	912	912

Net loss	$(660,882)	$(992,135)

Loss per Share—Basic and Diluted	$(0.65)	$(0.97)

Weighted Average Common Shares Outstanding—Basic and Diluted	1,018,411	1,018,411

The accompanying notes are an integral part of these consolidated financial statements.

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity
for the Years Ended June 30, 2010 and 2009

	Number of Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)
Balance, July 1, 2008	1,018,411	$10,184	$38,149,655	$(36,757,741)	$1,402,098
Stock-based compensation	—	—	72,347	—	72,347
Net loss	—	—	—	(992,135)	(992,135)

Balance, June 30, 2009	1,018,411	$10,184	$38,222,002	$(37,749,876)	$482,310
Stock-based compensation	—	—	14,323	—	14,323
Net loss	—	—	—	(660,882)	(660,882)

Balance, June 30, 2010	1,018,411	$10,184	$38,236,325	$(38,410,758)	$(164,249)

The accompanying notes are an integral part of these consolidated financial statements.

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows for the
Years Ended June 30, 2010 and 2009

	2010	2009
Cash Flows from Operating Activities:
Net loss	$(660,882)	$(992,135)
Adjustments to reconcile net loss to net cash used in operating activities-
Depreciation and amortization	79,039	62,195
Gain on sale of assets	(20,826)	(48,752)
Gain on cash surrender value of life insurance policies	—	(8,752)
Provision for inventory write-down	80,087	45,419
Stock-based compensation expense	14,323	72,347
Non-cash interest expense	256,729	453,800
Changes in operating assets and liabilities-
Accounts receivable, net	6,607	(124,583)
Inventories	(55,253)	(146,143)
Prepaid expenses	9,118	(5,868)
Accounts payable	20,612	63,873
Customer advances	88,675	(78,712)
Accrued expenses and other	234,054	174,657

Net cash provided by (used in) in operating activities	52,283	(532,654)

Cash Flows from Investing Activities:
Purchases of property and equipment	(3,334)	—
Proceeds from sale of assets	20,826	48,752
Proceeds from cash surrender value of life insurance policies	—	14,217
Additional patent costs	(38,328)	(31,710)

Net cash provided by (used in) investing activities	(20,836)	31,259

Net increase (decrease) in cash and cash equivalents	31,447	(501,395)
Cash and cash equivalents, beginning of year	384,593	885,988

Cash and cash equivalents, end of year	$416,040	$384,593

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for income taxes	$912	$912

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

The Company has sustained recurring net losses for several years. During the year ended June 30, 2010, the Company incurred a net loss of $660,882 and generated cash from operations of $52,283. As of June 30, 2010, cash and cash equivalents were $416,040, accounts receivable were $505,200 current liabilities were $2,092,948. The Company anticipates that deferred officers' salaries and director consulting expenses accrued at June 30, 2010 will be settled by issuing restricted common stock rather than by cash payments. These deferred amounts included in current liabilities at June 30, 2010 total approximately $574,000. These factors raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. During the latter part of fiscal year 2008, the Company implemented plans to reduce costs and to streamline operations in an effort to reduce net losses. The Company believes that the recent introduction of several new products, along with new and on-going customer relationships, will generate additional revenues, which are required in order for the Company to achieve profitability. If these additional revenues are not achieved on a timely basis, the Company will be required and is prepared to implement further cost reduction measures, as necessary.

The Company has incurred quarter to quarter operating losses during its recent efforts to develop current products including endoscopes, image couplers, beamsplitters, night vision and micro-optic lenses, prisms and assemblies for various applications and utilizing a number of proprietary and patent-pending technologies including Lenslock™ endoscope and micro-precision™ lens technologies. Management expects that such operating losses will continue through fiscal year 2011, and until sales increase to breakeven and profitable levels. Management also believes that the opportunities represented by these products have the potential to generate sales increases to achieve breakeven and profitable results. The Company will continue its review of other expense areas to determine where additional reductions in discretionary spending can be achieved. There can be no assurance that the Company's operating plans will be successful, and if so required, that the Company will be successful in obtaining the capital necessary to continue ongoing operations.

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

(c)   Revenues

The Company recognizes revenue when four basic criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the price to the buyer is fixed and determinable; and (4) collectability is reasonably assured. The Company's shipping terms are customarily FOB shipping point.

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

(d)   Cash and Cash Equivalents

The Company includes in cash equivalents all highly liquid investments with original maturities of three months or less at the time of acquisition. Cash and cash equivalents of $416,040 and $384,593 at June 30, 2010 and 2009, respectively, consist primarily of cash at banks and money market funds. The Company maintains its cash and cash equivalents in bank deposit accounts that, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents.

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(e)   Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and include material, labor and manufacturing overhead. The components of inventories at June 30, 2010 and 2009 are as follows:

	2010	2009
Raw material	$335,093	$492,712
Work-in-progress	275,340	116,605
Finished goods	73,888	99,838

	$684,321	$709,155

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

During fiscal years 2010 and 2009, the Company recorded pre-tax non-cash provisions for slow-moving and obsolete inventories of $80,087 and $45,419, respectively.

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

Depreciation expense was $45,607 and $33,737 for the years ended June 30, 2010 and 2009, respectively.

(g)   Significant Customers and Concentration of Credit Risk

Financial instruments that subject the Company to credit risk consist primarily of cash equivalents and trade accounts receivable. The Company places its investments with highly rated financial institutions. The Company has not experienced any losses on these investments to date. At June 30, 2010, receivables from the Company's largest customers were 38%, 23% and 15% of the total accounts receivable. At June 30, 2009, receivables from the Company's largest customers were 32%, 21%, 19% and 13% of the total accounts receivable. No other customer accounted for more than 10% of the Company's receivables as of June 30, 2010 and 2009. The Company has not experienced any material losses related to accounts receivable from individual customers. The Company generally does not require collateral or other security as a condition of sale rather relying on credit approval, balance limitation and monitoring procedures to control credit risk of trade account financial instruments.

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Management believes that allowances for doubtful accounts, which are established based upon review of specific account balances and historical experience, are adequate.

Revenues from the Company's largest customers, as a percentage of total revenues, were as follows:

	2010	2009
Customer A	33%	22%
Customer B	19	20
Customer C	17	23
Customer D	11	11
All Others	20	24

	100%	100%

No other customer accounted for more than 10% of the Company's revenues in fiscal years 2010 and 2009.

(h)   Loss per Share

Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. For each of the two years in the periods ended June 30, 2010 and 2009, the effect of stock options and warrants was anti-dilutive; therefore, they were not included in the computation of diluted loss per share. The number of shares issuable upon the exercise of outstanding stock options and warrants that were excluded from the computation, as their effect would be anti-dilutive, was approximately 993,000 and 992,000 during fiscal 2010 and 2009, respectively.

(i)    Stock-Based Compensation

The measurement and recognition of all compensation costs for all stock-based awards made to employees and the Board of Directors based upon fair value over the requisite service period for awards expected to vest. The Company estimates the fair value of share-based awards on the date of grant using an the Black-Scholes option-pricing model. Stock-based compensation costs recognized for the year ended June 30, 2010 and 2009 amounted to $72,347 and $108,242, respectively.

(j)    Foreign Currency Translation

The Company translates certain accounts and financial statements of its foreign subsidiary. The functional currency of the Company's foreign subsidiary is the United States dollar. Transaction gains or losses are reflected in the accompanying consolidated statements of operations and have not been significant.

(k)   Patents

Patents are carried at cost, less accumulated amortization of $684,952 and $651,520 at June 30, 2010 and 2009, respectively. Such costs amortized using the straight-line method over the shorter of their legal or estimated useful lives, generally five to ten years. Amortization expense was $33,432 and $28,458 for the years ended June 30, 2010 and 2009, respectively. Amortization expense is expected to be approximately $33,000, $32,000, $32,000, $32,000 and $29,000, respectively, for the years ending June 30, 2011 through June 30, 2015, respectively.

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(l)    Fair Value of Financial Instruments

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

(n)   Warranty Costs

The Company does not incur future performance obligations in the normal course of business other than providing a standard one-year warranty on materials and workmanship to its customers. The Company provides for estimated warranty costs at the time product revenue is recognized. Warranty costs have been included as a component of cost of goods sold in the accompanying consolidated statements of operations. The following tables summarize warranty reserve activity for the years ended June 30, 2010 and 2009:

	2010	2009
Balance at beginning of period	$25,000	$25,000
Provision (credit) for warranty claims	1,156	9,569
Warranty claims incurred	(1,156)	(9,569)

Balance at end of period	$25,000	$25,000

(o)   Research and Development

Research and development expenses are charged to operations as incurred. The Company groups development and prototype costs and related reimbursements in research and development. For the years ended June 30, 2010 and 2009, research and development expense is shown net of reimbursements of $374,284 and $181,105, respectively, in the accompanying statements of operations.

(p)   Comprehensive Income

Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owners sources. The Company's comprehensive loss for the years ended June 30, 2010 and 2009 was equal to its net loss for the same periods.

(q)   Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

(r)   Segment Reporting

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in making decisions about how to allocate resources and assess performance. The Company's chief decision-maker is its Chief Executive Officer. To date, the Company has viewed its operations and manages its business as principally one segment. For all periods presented, over 90% of the Company's sales have been to customers in the United States.

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

(t)    Recent Accounting Pronouncements

In July 2010, the Financial Accounting Standards Boards, or FASB issued new guidance under ASC Topic Receivables—Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses" also known as ASU 2010-20. The guidance requires entities to provide disclosures designed to facilitate financial statement users' evaluation of (i) the nature of credit risk inherent in the entity's portfolio of financing receivables, (ii) how that risk is analyzed and assessed in arriving at the allowance for credit losses and (iii) the changes and reasons for those changes in the allowance for credit losses. Disclosures must be disaggregated by portfolio segment, the level at which an entity develops and documents a systematic method for determining its allowance for credit losses, and class of financing receivable, which is generally a disaggregation of portfolio segment. The required disclosures include, among other things, a roll forward of the allowance for credit losses as well as information about modified, impaired, non-accrual and past due loans and credit quality indicators. ASU 2010-20 will be effective for the Company's financial statements as of December 31, 2010, as it relates to disclosures required as of the end of a reporting period. Disclosures that relate to activity during a reporting period will be required for the Company's financial statements that include periods beginning on or after January 1, 2011. This guidance is not expected to have a material effect on the Company's consolidated financial position, results of operations or cash flows.

In February 2010, the FASB, issued Accounting Standards Update, or ASU, No. 2010-09, Amendments to Certain Recognition and Disclosure Requirements, as an amendment to FASB Accounting Standards Codification, or ASC, Topic 855, Subsequent Events. As a result of ASU No. 2010-09, SEC registrants are no longer required to disclose the date through which management evaluated subsequent events in the financial statements. ASU No. 2010-09 is effective March 31, 2010 for our consolidated financial statements. The adopted provisions of ASU No. 2010-09 are limited to disclosures and did not have any effect on the Company's consolidated financial position, results of operations or cash flows.

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

In January 2010, the FASB issued new guidance under ASC Topic 820 Fair Value Measurements and Disclosures, also known as ASU 2010-06, to improve disclosures about fair value measurements. The guidance requires entities to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the same. It also requires Level 3 reconciliation to be presented on a gross basis disclosing purchases, sales, issuances and settlements separately. The guidance is effective for interim and annual financial periods beginning after December 15, 2009 except for gross basis presentation for Level 3 reconciliation, which is effective for interim and annual periods beginning after December 15, 2010. This guidance is not expected to have a material effect on the Company's consolidated financial position, results of operations or cash flows.

In October 2009, the FASB issued ASU No. 2009-13, "Revenue Recognition, Multiple-Deliverable Revenue Arrangements," an amendment to its accounting guidance on revenue arrangements with multiple deliverables. This new accounting guidance addresses the unit of accounting for arrangements involving multiple deliverables and how consideration should be allocated to separate units of accounting, when applicable. In the same month, the FASB also issued ASU No. 2009-14, "Software, Certain Revenue Arrangements That Include Software Elements," which changes revenue recognition for tangible products containing software and hardware elements. This update excludes from software revenue recognition all tangible products containing both software and non-software components that function together to deliver the product's essential functionality and includes such products in the multiple-deliverable revenue guidance discussed above. This guidance will be effective for fiscal years beginning on or after June 15, 2010. Early adoption is permitted. All guidance contained within these updates must be adopted in the same period. This guidance is not expected to have a material effect on the Company's consolidated financial position, results of operations or cash flows.

In June 2009, the FASB issued new guidance under ASC Topic 810 Consolidation, also known as ASU 2009-17 for guidance on the consolidation of variable interest entities. This amends the original guidance, to require an enterprise to perform an analysis to determine whether the enterprise's variable interest or interests give it a controlling financial interest in a variable interest entity ("VIE"). This analysis identifies the primary beneficiary of a VIE as the enterprise that has both (a) the power to direct the activities of a VIE that most significantly impact the entity's economic performance, and (b) the obligation to absorb losses of the entity that could potentially be significant to the VIE. Additionally, this new guidance requires an enterprise to assess whether it has an implicit financial responsibility to ensure that a VIE operates as designed when determining it has the power to direct the activities of the VIE that most significantly impact the entity's economic performance. This guidance is effective at the beginning of a reporting entity's first fiscal year that begins after November 15, 2009. This guidance is not expected to have a material effect on the Company's consolidated financial position, results of operations or cash flows.

In June 2009, the FASB issued new guidance under ASC Topic 860 Transfers and Servicing, also known as Accounting Standards Update ("ASU") 2009-16, for guidance on the transfer and servicing of financial assets. This guidance eliminates the concept of a "qualifying special-purpose entity" from the original accounting guidance and removes the exception from applying FASB guidance on consolidation of variable interest entities, to qualifying special-purpose entities. This guidance is effective at the beginning of a reporting entity's first fiscal year that begins after November 15, 2009. This guidance is not expected to have a material effect on the Company's consolidated financial position, results of operations or cash flows.

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(2)   10% SENIOR SECURED CONVERTIBLE NOTES

On June 25, 2008, the Company entered into a Purchase Agreement with institutional and other accredited investors (the "Investors") pursuant to which it sold a total of $600,000 of 10% Senior Secured Convertible Notes (the "Notes") that are convertible at the Investor's option into a total of 480,000 shares of the Company's common stock at a conversion rate of $1.25. The Company also issued warrants to purchase a total of 316,800 shares of its common stock at an exercise price of $1.75 per share (the "Warrants"). Interest accrues on the Notes at a rate of 10% per year and is payable in cash upon the earlier of conversion or maturity of the Notes. The original maturity of the Notes was June 25, 2010 and the Warrants expire on June 25, 2015, subject to extension. On September 15, 2010, by mutual agreement with the Company, the holders of the Notes extended the maturity date to October 15, 2010. The conversion price of the Notes and the exercise price of the Warrants may be adjusted downward in the event the Company issues shares of common stock or securities convertible into common stock at a price lower than the conversion price of the Notes or exercise price of the Warrants at the time of issuance.

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

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The Notes consist of the following:

	June 30, 2010	June 30, 2009
10% Senior Secured Convertible Notes issued on June 25, 2009, convertible into common stock at $1.25 per share, bearing interest at 10% per annum. Outstanding principal and accrued interest are due at maturity, June 25, 2010	$600,000	$600,000
Accrued interest—10% coupon	120,833	60,833
Unamortized discount	—	(196,729)

	$720,833	$464,104

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

The following summarizes the discount on the Notes as of June 30:

	2010	2009
Discount—beginning balance	$196,729	$590,529
Less: amortization of discount	(196,729)	(393,800)

Discount—ending balance	$—	$196,729

(3)   COMMITMENTS

(a)   Related Party Transactions

The Company leases one of its facilities from a corporation owned by an officer-director-shareholder of the Company. The Company is currently a tenant-at-will, paying rent of $9,000 per month. Total rent expense paid to related parties was $108,000 in each of fiscal years 2010 and 2009, and is included in the accompanying consolidated statements of operations.

The Company paid or accrued fees to a director of $60,000 in each of fiscal years 2010 and 2009 for consulting services.

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(b)   Operating Lease Commitments

The Company has entered into operating leases for its office space and equipment that expire at various dates through fiscal year 2013. Total future minimum rental payments under all non-cancelable operating leases are $24,153 in fiscal 2011 and $1,164 thereafter.

Rent expense on operating leases, excluding the related party rent described above, was approximately $47,468 and $46,844 for the years ended June 30, 2010 and 2009, respectively.

(4)   STOCKHOLDERS' EQUITY

(a)   Stock Options

Stock-based compensation costs recognized for the year ended June 30, 2010 and 2009, included compensation costs for awards granted prior to, but not yet vested as of July 1, 2006 (adoption date), as well as any new grants issued after July 1, 2006. Total costs recognized during the year ended June 30, 2010 and 2009 amounted to $14,323 and $72,347, respectively, and were included in the accompanying consolidated statements of operations in: selling, general and administrative expenses (2010 – $1,619; 2009 – $55,340), cost of goods sold (2010 – $12,704; 2009 – $14,252), and research and development expenses, net (2010 – $0; 2009 – $2,755). No compensation has been capitalized because such amounts would have been immaterial. There was no net income tax benefit recognized related to such compensation for the years ended June 30, 2010 or 2009, as the Company is currently in a loss position. The total number of options granted during the year ended June 30, 2010 was 1,200.

As of June 30, 2010, the unrecognized compensation costs related to options vesting will be primarily recognized over a period of approximately 1 year:

OPTIONS	2011	TOTAL
Compensation Expense	$12,703	$25,406

The Company uses the Black-Scholes option-pricing model as the most appropriate method for determining the estimated fair value for the stock awards. The Black-Scholes method of valuation requires several assumptions: (1) the expected term of the stock award; (2) the expected future stock volatility over the expected term; and (3) risk-free interest rate. The expected term represents the expected period of time the Company believes the options will be outstanding based on historical information. Estimates of expected future stock price volatility are based on the historic volatility of the Company's common stock and the risk free interest rate is based on the U.S. Zero-Bond rate. The Company utilizes a forfeiture rate based on an analysis of the Company's actual experience. The fair value of options at date of grant was estimated with the following assumptions:

	Years Ended
	June 30, 2010	June 30, 2009
Assumptions:
Option life	5.3 years	5.3 years
Risk-free interest rate	2.06%	2.06%
Stock volatility	295%	179%
Dividend yield	0	0
Weighted average fair value of grants	$1.35	$1.25

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Stock Option and Other Compensation Plans:

The type of share-based payments currently utilized by the Company is stock options.

The Company has various stock option and other compensation plans for directors, officers, and employees. The Company has the following stock option plans outstanding as of June 30, 2010: Amended and Restated 1997 Incentive Plan (the "1997 Incentive Plan") and the 2006 Equity Incentive Plan. Vesting periods are at the discretion of the Board of Directors and typically average five years. Options under these plans are granted at fair market value and have a term of ten years from the date of grant.

The 2006 Equity Incentive Plan, which provides eligible participants (certain employees, directors, consultants, etc.) the opportunity to receive a broad variety of equity based and cash awards. Options granted vest and are exercisable for periods determined by the Board of Directors, not to exceed 10 years from the date of grant. A total of 139,898 shares of common stock have been reserved for issuance under the 2006 Incentive Plan. At June 30, 2010, a total of 5,200 stock options are outstanding and 134,698 shares of common stock were available for future grants under the 2006 Incentive Plan.

The 1997 Incentive Plan, which provided eligible participants (certain employees, directors, consultants, etc.) the opportunity to receive a broad variety of equity based and cash awards. Options granted vest and are exercisable for periods determined by the Board of Directors, not to exceed 10 years from the date of grant. Options for a total of 94,432 shares of common stock were outstanding at June 30, 2009 under the 1997 Incentive Plan, as amended and restated in fiscal year 2006. Prior to the adoption of the 2006 Incentive Plan, 9,000 stock options were granted in fiscal year 2007 under the 1997 Incentive Plan. Upon the adoption of the 2006 Incentive Plan, no new awards were granted under the 1997 Incentive Plan. No shares are available for future grants under the Company's 1997 Incentive Plan.

The following tables summarize stock option activity for the two years ended June 30, 2010:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Life
Outstanding at July 1, 2008	97,232	$15.75	7.56 years
Grants	1,200	1.25
Exercises	—
Cancellations	(5,254)	6.61

Outstanding at June 30, 2009	93,178	$16.17	6.56 years
Grants	1,200	1.35
Exercises	—
Cancellations	—

Outstanding at June 30, 2010	94,378	$15.98	5.49 years

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Information related to the stock options outstanding as of June 30, 2010 is as follows:

Range of Exercise Prices	Number of Shares	Weighted-Average Remaining Contractual Life (years)	Weighted-Average Exercise Price	Exercisable Number of Shares	Exercisable Weighted-Average Exercise Price
$1.35	1,200	9.41	$1.35	1,200	$1.35
$1.25	1,200	8.41	1.25	1,200	1.25
$6.25	1,600	6.42	6.25	1,600	6.25
$7.75	1,200	7.42	7.75	1,200	7.75
$11.50	800	5.42	11.50	800	11.50
$13.75	51,018	5.86	13.75	49,685	13.75
$20.75	37,360	4.96	20.75	37,360	20.75

$1.25–$20.75	94,378	5.49	$15.98	93,045	$16.00

The aggregate intrinsic value of the Company's "in-the-money" outstanding and exercisable options as of June 30, 2010 was $0 and $0, respectively.

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

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

(5)   INCOME TAXES

The provision for income taxes in the accompanying consolidated statements of operations consists of the minimum statutory state income tax liability of $912 and $912 for the years ended June 30, 2010 and 2009, respectively.

A reconciliation of the federal statutory rate to the Company's effective tax rate for the two years ended June 30 is as follows:

	2010	2009
Income tax benefit at federal statutory rate	(34.0)%	(34.0)%
Increase (decrease) in tax resulting from- State taxes, net of federal benefit	(6.3)	(6.3)
Change in valuation allowance	30.5	66.9
Nondeductible items	1.4	0.7
Prior-year tax adjustments	4.7	(23.9)
Other	3.8	(3.3)

Effective tax rate	0.1%	0.1%

The components of deferred tax assets and liabilities at June 30, 2010 and 2009 are approximately as follows:

	2010	2009
Deferred tax assets:
Net operating loss carry forwards	$2,575,000	$2,403,000
Tax credit carry forwards	345,000	370,000
Reserves and accruals not yet deducted for tax purposes	227,000	173,000

Total deferred tax assets	3,147,000	2,946,000
Valuation allowance	(3,147,000)	(2,946,000)

Net deferred tax asset	$—	$—

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The Company has provided a valuation allowance to reduce the net deferred tax asset to an amount the Company believes is "more likely than not" to be realized. The valuation allowance increased in fiscal 2010 by approximately $201,000.

At June 30, 2010, the Company had federal and state net operating loss carry forwards of approximately $5,700,000 and $5,300,000, respectively, which will, if not used, expire at various dates from 2011 through 2029. In addition, the Company had net operating loss carry forwards from its Hong Kong operations of approximately $1,700,000, which carry forward indefinitely.

(6)   PROFIT SHARING PLAN

The Company has a defined contribution 401(k) profit sharing plan. Employer profit sharing and matching contributions to the plan are discretionary. No employer profit sharing or matching contributions were made to the plan in fiscal years 2010 and 2009.

(7)   SALE OF ASSETS

The Company sold equipment that was previously written off and a fully-depreciated vehicle with an original cost of $22,669 for proceeds totaling $20,826 and recorded a gain of $20,826, which is included within operating expenses in the accompanying consolidated statements of operations.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.    CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and our Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report on Form 10-K. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures, including internal control over financial reporting, were not effective as of June 30, 2010, to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended (i) is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are intended to be designed to provide reasonable assurance that such information is accumulated and communicated to our management.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting as of June 30, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our evaluation, our management concluded that our internal control over financial reporting was not effective as of June 30, 2010.

The following is a description of two material weaknesses in our internal control over financial reporting:

Segregation of Duties: As previously disclosed in our annual report on Form 10-K for the fiscal year ended June 30, 2008, our management identified a control deficiency during the 2008 fiscal year because we lacked sufficient staff to segregate accounting duties. We believe the control deficiency resulted primarily because we have the equivalent of one and one-half persons performing all accounting-related on-site duties. As a result, we did not maintain adequate segregation of duties within our critical financial reporting applications, the related modules and financial reporting processes. This control deficiency could result in a misstatement of balance sheet and income statement accounts in our interim or annual consolidated financial statements that would not be detected. Accordingly, management has determined that this control deficiency constitutes a material weakness. No audit adjustments to our audited financial statements as of June 30, 2009 or 2010 were necessary as a result of this condition.

To address and remediate the material weakness in internal control over financial reporting described above, beginning with the quarter ended September 30, 2008, we instituted a procedure whereby our President, our Executive Vice President and other members of our Board of Directors perform a higher level review of the quarterly and annual reports on Form 10-Q and Form 10-K prior to filing.

We believe that the step outlined above strengthens our internal control over financial reporting and mitigates the material weakness described above. As part of our 2010 assessment of internal control over financial reporting, our management has evaluated this additional control and has determined that it is operating effectively.

Inventory Valuation: As previously disclosed in our annual report on Form 10-K for the fiscal year ended June 30, 2009, we reported a material weakness with respect to the valuation of our inventories. Specifically, the amounts used to value our inventory at June 30, 2009 with respect to overhead rates and purchased items were often not consistent with the supporting documentation, due to year-to-year changes in overhead rates and costs of purchased items that were not properly reflected in inventory valuation. Accordingly, management had determined that this control deficiency constituted a material weakness as of June 30, 2009. No audit adjustments to our audited financial statements as of June 30, 2009 were necessary as a result of this condition.

To address and remediate the material weakness in internal control over financial reporting described above, beginning in the quarter ended September 30, 2009 and continuing through the year ended June 30, 2010, we implemented procedures to improve our inventory controls and documentation surrounding inventory valuation for overhead rates, and performed procedures to ensure that the pricing of inventory items was consistent with the supporting documentation. No audit adjustments to our audited financial statements as of June 30, 2010 were necessary as a result of this condition. We believe that the step outlined above strengthens our internal control over financial reporting and mitigates the material weakness described above.

We intend to continue to remediate material weaknesses and enhance our internal controls but cannot guarantee that our efforts will result in remediation of our material weaknesses or that new issues will not be exposed in this process.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fourth quarter of our fiscal year covered by this annual report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION.

On June 25, 2008, we entered into a Purchase Agreement, as amended on December 11, 2008, June 25, 2010 and July 26, 2010, with certain accredited investors pursuant to which we sold an aggregate of $600,000 of 10% Senior Secured Convertible Notes. On September 15, 2010, the investors amended the Notes to extend the "Stated Maturity Date" to October 15, 2010. We believe the investors will continue to work with us to reach a positive outcome on the repayment of the Senior Secured Convertible Notes.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Set forth below is certain information with respect to the individuals who are our directors and executive officers as of June 30, 2010.

Name	Age	Position(s) or Office(s) Held (1)
Richard E. Forkey	70	Director, President, Chief Executive Officer and Treasurer
Joseph N. Forkey	42	Director, Executive Vice President and Chief Scientific Officer
Jack P. Dreimiller	62	Senior Vice President, Chief Financial Officer and Clerk
Joel R. Pitlor	72	Director
Donald A. Major	49	Director
Richard Miles	67	Director

(1)
Our Board of Directors is divided into three classes that are as nearly equal in number as possible, with staggered terms of office. Only one class is elected each year. Each director serves a three year term and until his or her successor has been duly elected and qualified. Our directors in Class III, Joseph N. Forkey and Richard Miles, will hold office until the annual meeting of stockholders in 2011 and until their successors have been duly elected and qualified. Our Class II directors, Joel R. Pitlor and Donald A. Major, will hold office until the annual meeting of stockholders in 2010 and until their successors have been duly elected and qualified. The director in Class I, Richard E. Forkey, will hold office until the annual meeting of stockholders in 2012 and until his successor has been duly elected and qualified.

Mr. Richard E. Forkey has been the President, Chief Executive Officer, Treasurer, and a director of our Company since he founded the Company in 1982. He was the Clerk of the Company from May 1983 to June 1990.

Dr. Joseph N. Forkey, son of Richard E. Forkey, has been our Executive Vice President and Chief Scientific Officer since April 2006 and was our Chief Scientist from September 2003 to April 2006. Dr. Forkey has been a director since 2006. Since joining us, he has been involved in general technical and management activities of our Company, as well as investigations of opportunities that leverage our newly developed technologies. Dr. Forkey holds B.A. degrees in Mathematics and Physics from Cornell University, and a Ph.D. in Mechanical and Aerospace Engineering from Princeton University. Prior to joining us, Dr. Forkey spent seven years at the University of Pennsylvania Medical School as a postdoctoral fellow and research staff member.

Mr. Jack P. Dreimiller has been our Senior Vice President, Finance, Chief Financial Officer and Clerk since August 15, 2008 and also served as our Senior Vice President, Finance and Chief Financial Officer from April 1992 until June 2005 and our Clerk from January 1998 until June 2005. Since June 2005, he has served as an independent consultant serving various roles as financial/accounting executive, including interim Chief Financial Officer, for a number of companies. From June 2005 to December 2005, he was an independent consultant to our Company.

Mr. Joel R. Pitlor has, since 1979, been President of J.R. Pitlor, a management consulting firm which he founded that provides strategic business planning. Mr. Pitlor has provided business planning consultation to us since 1983.

Mr. Donald A. Major has since October 2007 been an independent consultant where he most recently is providing companies with interim management, turnaround, restructuring and reorganization services, and previously represented a private equity firm in the identification, evaluation and implementation of corporate investment opportunities. From October 2006 to May 2007, Mr. Major served as Vice

President of Corporate Development of Advanced Duplication Services LLC. From February 2002 to late 2008, Mr. Major served as Vice President and Treasurer of Anderson Entertainment, LLC (formerly Digital Excellence LLC).

Professor Richard Miles has since 1972 been a member of the faculty at Princeton University, and serves as the Director of the Applied Physics Group in Princeton University's Mechanical and Aerospace Engineering Department.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and persons who own more than 10% of a registered class of our securities to file with the Securities Exchange Commission, or SEC, reports of ownership and changes in ownership of common stock and other equity securities of ours. Officers, directors and greater than 10% beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. During the last calendar year, the following directors filed the following reports late: Mr. Pitlor was late in filing a Form 4 representing one transaction, Mr. Major was late in filing a Form 4 representing one transaction, and Mr. Miles was late in filing a Form 4 representing one transaction.

Code of Ethics

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

Audit Committee

The Audit Committee of the Board of Directors is currently composed of Messrs. Major and Miles. The Audit Committee has adopted a charter which was included as Exhibit C to the Company's proxy statement for the 2006 Annual Meeting of Stockholders. The Audit Committee's primary function is to assist the Board of Directors in monitoring the integrity of our financial statements, systems of internal control and the independence and performance of the independent registered public accounting firm. The Audit Committee's specifically enumerated powers and responsibilities include hiring and terminating the independent registered public accounting firm and pre-approving any engagements of the independent registered public accounting firm for audit and all permitted non-audit services. The Audit Committee held four meetings during the fiscal year ended June 30, 2010. Each of the Audit Committee members attended 100% of the meetings of the Audit Committee held during the fiscal year ended June 30, 2010.

The Board of Directors has made a determination that Donald A. Major, Chair of the Audit Committee, qualifies as an audit committee financial expert meeting the criteria set forth in Item 407(d)(5) of Regulation S-K. Mr. Major has an understanding of generally accepted accounting principles and financial statements and has the ability to assess the general application of such principles in connection with the accounting for estimates, accruals and reserves. He also has over seven years of experience, including five years in a supervisory capacity, auditing, analyzing and evaluating financial statements that had a breadth and level of complexity of accounting issues that are generally comparable to the breadth and complexity of issues that can reasonably be expected to be raised by our financial statements. Additionally, Mr. Major served as the Chief Financial Officer to several public and private companies over a span of 18 years where he was responsible for preparing financial statements. He has an understanding of internal controls over financial reporting and an understanding of audit committee functions. Mr. Major earned his B.A. in Accounting in 1984 from Michigan State University.

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

ITEM 11.    EXECUTIVE COMPENSATION.

Executive and Director Compensation

Summary Compensation

The following table sets forth all compensation for the last two completed fiscal years ended June 30, 2010 and 2009 awarded to, earned by, or paid to our Principal Executive Officer, Vice President and Chief Scientific Officer and one of the Company's employees, referred to herein as the "Named Executive Officers." No other executive officer or employee earned over $100,000 in the last completed fiscal year.

Summary Compensation Table for the Fiscal Years Ended June 30, 2010 and 2009

Name and principal position (a)	Year June 30, (b)	Salary ($) (c)		Bonus ($) (d)	All other compensation ($) (i)		Total ($) (j)
Richard E. Forkey	2010	195,000	(1)	-0-	24,724	(2)(3)	219,724
President, Principal Executive	2009	195,000	(1)	-0-	22,162	(2)(3)	217,162
Officer & Treasurer
Joseph N. Forkey	2010	120,000	(1)	-0-	-0-		120,000
Executive Vice President and Chief	2009	120,000	(1)	-0-	-0-		120,000
Scientific Officer
Richard G. Cyr	2010	124,000		10,500	-0-		134,500
Optical Shop Manager	2009	119,025		-0-	-0-		119,025

(1)
Based on compensation arrangements approved by the Board of Directors on April 15, 2008 for the President and for the Chief Scientific Officer, $342,800 and $24,000, respectively, of these amounts were deferred. The Company intends to pay these deferred amounts in the form of restricted stock that will be subject to future performance based vesting.

(2)
Includes car expense of $800 for 2010 and $2,100 for 2009.

(3)
Includes premiums for a life insurance policy and a disability insurance policy of $22,024 for 2010 and $18,162 for 2009.

Employment Contracts and Termination of Employment Arrangements

We have no employment contracts in place with any Named Executive Officer. We have no compensatory plan or arrangement with respect to any Named Executive Officer where such plan or arrangement will result in payments to such Named Executive Officer upon or following his resignation, or other termination of employment with us and our subsidiaries, or as a result of a change-in-control of our Company or a change in the Named Executive Officers' responsibilities following a change-in-control.

Outstanding Equity Awards at Fiscal Year-End Table for the Fiscal Year Ended June 30, 2010

The following table shows grants of options outstanding on June 30, 2010, the last day of our fiscal year, to each of the Named Executive Officers named in the Summary Compensation Table.

Option awards

Name (a)	Number of securities underlying unexercised options exercisable (#) (b)	Number of securities underlying unexercised options unexercisable (#) (c)		Option exercise price ($) (e)	Option expiration date (f)
Richard E. Forkey	14,944	0		13.75	5/9/2016
	14,944	0		20.75	6/13/2015
Joseph N. Forkey	600	0		13.75	5/9/2016
	11,208	0		13.75	6/13/2015
	22,416	0		20.75	6/13/2015
Richard G. Cyr	8,867	1,333	(1)	13.75	5/9/2016

(1)
These options will become exercisable on May 9, 2011.

Option Grants in Last Fiscal Year

There were no individual grants of stock options made by us during the fiscal year ended June 30, 2010 to our Named Executive Officers.

Long Term Incentive Plans; Awards in Last Fiscal Year

We made no awards under any long-term incentive plan in the fiscal year ended June 30, 2010.

Profit Sharing and 401(k) Plan

We have a defined contribution 401(k) profit sharing plan. Employer profit sharing and matching contributions to the plan are discretionary. No employer profit sharing contributions were made to the plan in fiscal years 2010 and 2009. No employer matching contributions were made to the plan in fiscal years 2010 and 2009.

Director Compensation

The following table sets forth all compensation paid to non-executive and non-employee directors during the fiscal year ended June 30, 2010:

Director Compensation Table for the Fiscal Year Ended June 30, 2010

Name (1) (a)	Fees earned or paid in cash ($) (b)		Stock awards ($) (c)	Option awards ($) (d)		All other compensation ($) (g)		Total ($) (h)
Joel R. Pitlor	1,500	(2)	0	540	(4)(5)	60,000	(8)	62,040
Donald A. Major	7,500	(2)(3)	0	540	(4)(6)	0		8,040
Richard B. Miles	1,500	(2)	0	540	(4)(7)	0		2,040

(1)
This table does not include employee directors whose compensation is reflected in the summary compensation table.

(2)
We pay each director who is not also an employee of our Company $250 per board or committee meeting that the director attends and reimburse the director for travel expenses.

(3)
For his service to our Company, in his capacity as Chair of the Audit Committee, Mr. Major receives compensation of $500 per month, which is in addition to the standard compensation received by all members of the board of directors for their services.

(4)
Each of Messrs. Major, Miles and Pitlor were issued options to purchase 400 shares of our common stock at our annual meeting in November 2009. These options were immediately exercisable at a price per share of $1.35, which was the closing price of our common stock on the Over-the-Counter Bulletin Board on the date of grant. These options will remain exercisable following a director's departure from service and expire on November 24, 2019. The amounts shown reflect the dollar amounts computed for financial statement reporting purposes for fiscal 2010 in accordance with the requirements of SFAS 123(R), excluding an estimate of forfeitures. Refer to Note 4, "Stockholders' Equity-Stock Options," in the Notes to the Consolidated Financial Statements included in our financial statements for the fiscal year ended June 30, 2010, for the relevant assumptions used to determine the valuation of option awards.

(5)
As of June 30, 2010, Mr. Pitlor held a total of 2,378 options to purchase shares of our common stock.

(6)
As of June 30, 2010, Mr. Major held a total of 2,400 options to purchase shares of our common stock.

(7)
As of June 30, 2010, Mr. Miles held a total of 2,000 options to purchase shares of our common stock.

(8)
Mr. Pitlor is paid $60,000 per year, or $5,000 per month, for his services as a consultant to our Company. $145,000 of this amount has been deferred, and Mr. Pitlor has agreed that such fees may be paid in the form of our restricted common stock.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

2006 Equity Incentive Plan

On November 28, 2006, our stockholders approved our 2006 Equity Incentive Plan, referred to as the 2006 Incentive Plan, which succeeds our Amended and Restated 1997 Equity Incentive Plan, referred to as the 1997 Incentive Plan. No further awards have been or will be granted under the 1997 Incentive Plan. Our Board of Directors had previously approved the 2006 Incentive Plan, subject to the approval of the stockholders. The 2006 Incentive Plan allows for the grant of stock options to selected employees, directors and other persons who provide services to us or our affiliates.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding the our common stock owned as of the close of business on September 20, 2010 by the following persons: (i) each person who is known by us to own beneficially more than 5% of our common stock, (ii) each our directors who beneficially owns our common stock, (iii) each of our Named Executive Officers who beneficially own our common stock and (iv) all executive officers and directors, as a group, who beneficially own our common stock. The information on beneficial ownership in the table and footnotes thereto is based upon data furnished to us by, or on behalf of, the persons listed in the table.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)		Percent of Class (2)
AIGH Investment Partners, LLC 6006 Berkeley Avenue, Baltimore, MD 21209	190,208	(3)	18.7%
Austin W. Marxe c/o Special Situations Funds 527 Madison Avenue, Suite 2600, New York, NY 10022	1,591,337	(4)	71.9%
David M. Greenhouse c/o Special Situations Funds 527 Madison Avenue, Suite 2600, New York, NY 10022	1,591,133	(5)	71.9%
Arnold Schumsky 145 East 27th Street New York, New York 10016	138,406	(6)	12.4%
Directors and Named Executive Officers
Joseph N. Forkey c/o Precision Optics Corporation, Inc. 22 East Broadway, Gardner, MA 01440	34,712	(7)	3.3%
Richard E. Forkey c/o Precision Optics Corporation, Inc. 22 East Broadway, Gardner, MA 01440	42,504	(8)	4.1%
Donald A. Major c/o Precision Optics Corporation, Inc. 22 East Broadway, Gardner, MA 01440	6,400	(9)	*
Richard B. Miles c/o Precision Optics Corporation, Inc. 22 East Broadway, Gardner, MA 01440	6,000	(10)	*
Joel R. Pitlor c/o Precision Optics Corporation, Inc. 22 East Broadway, Gardner, MA 01440	194,137	(11)	18.0%
Richard G. Cyr c/o Precision Optics Corporation, Inc. 22 East Broadway, Gardner, MA 01440	7,534	(12)	*
All executive officers and directors as a group, including those named above (6 persons)	291,287		25.2%

*
Less than 1%

(1)
Represents shares with respect to which each beneficial owner listed has or will have, upon acquisition of such shares upon exercise or conversion of options, warrants, conversion privileges or other rights exercisable within sixty days, sole voting and investment power. Amounts listed have been adjusted to reflect a 1-for-25 reverse split, effective December 11, 2008.

(2)
As of September 20, 2010, we had 1,018,411 shares of our common stock issued and outstanding. Percentages are calculated on the basis of the amount of issued and outstanding common stock plus, for each person or group, any securities that such person or group has the right to acquire within 60 days pursuant to options, warrants, conversion privileges or other rights.

(3)
Holdings as of April 13, 2006, as reported on Schedule 13D filed with the SEC on May 3, 2006 by Orin Hirschman. AIGH Investment Partners LLC and Orin Hirschman, managing member of AIGH, have shared voting and dispositive control over the shares.

(4)
Represents (i) 1,097 shares of common stock owned of record by Special Situations Cayman Fund, L.P., or SSCF, (ii) 4,181 shares of common stock owned of record by Special Situations Fund III, L.P., or SSF III, (iii) 207,699 shares of common stock owned of record by Special Situations Fund III QP, L.P., or SSF III QP, (iv) 232,728 shares that may be acquired under an outstanding warrant held by SSF III QP, which is immediately exercisable, (v) 145,200 shares that may be acquired under an outstanding warrant held by SSF III QP, which is immediately exercisable, (vi) 220,000 shares that may be acquired upon conversion of a convertible promissory note held by SSF III QP, (vii) 160,000 shares of common stock owned of record by Special Situations Private Equity Fund, L.P., or SSPEF, (viii) 145,200 shares that may be acquired under an outstanding warrant held by SSPEF, which is immediately exercisable, (ix) 220,000 shares that may be acquired upon conversion of a convertible promissory note held by SSPEF, (x) 232,728 shares that may be acquired under an outstanding warrant held by SSPEF, which is immediately exercisable, (xi) 22,300 shares of common stock owned by Special Situations Technology Fund II, L.P., or SSTF II, and (xii) 204 shares that may be acquired by Mr. Marxe upon the exercise of outstanding stock options. SSCF, SSF III, SSF III QP, SSPEF and SSTF II are affiliated funds.

MGP is the general partner of the SSF III QP and the general partner of and investment adviser to SSF III. AWM is the general partner of MGP, the general partner of and investment adviser to SSFCF and the investment adviser to SSF III QP, SSCF, SSFTF II and SSPEF. Messrs. Marxe and Greenhouse are the principal owners of MGP and AWM. Through their control of MGP and AWM, Messrs. Marxe and Greenhouse share voting and dispositive control over the portfolio securities of each of the funds listed above.

(5)
Represents (i) 1,097 shares of common stock owned of record by Special Situations Cayman Fund, L.P., or SSCF, (ii) 4,181 shares of common stock owned of record by Special Situations Fund III, L.P., or SSF III, (iii) 207,699 shares of common stock owned of record by Special Situations Fund III QP, L.P., or SSF III QP, (iv) 232,728 shares that may be acquired under an outstanding warrant held by SSF III QP, which is immediately exercisable, (v) 145,200 shares that may be acquired under an outstanding warrant held by SSF III QP, which is immediately exercisable, (vi) 220,000 shares that may be acquired upon conversion of a convertible promissory note held by SSF III QP, (vii) 160,000 shares of common stock owned of record by Special Situations Private Equity Fund, L.P., or SSPEF, (viii) 145,200 shares that may be acquired under an outstanding warrant held by SSPEF, which is immediately exercisable, (ix) 220,000 shares that may be acquired upon conversion of a convertible promissory note held by SSPEF, (x) 232,728 shares that may be acquired under an outstanding warrant held by SSPEF, which is immediately exercisable, and (xi) 22,300 shares of common stock owned by Special Situations Technology Fund II, L.P., or SSTF II. SSCF, SSF III, SSF III QP, SSPEF and SSTF II are affiliated funds.

MGP is the general partner of the SSF III QP and the general partner of and investment adviser to SSF III. AWM is the general partner of MGP, the general partner of and investment adviser to SSFCF and the investment adviser to SSF III QP, SSCF, SSFTF II and SSPEF. Messrs. Marxe and Greenhouse are the principal owners of MGP and AWM. Through their control of MGP and AWM, Messrs. Marxe and Greenhouse share voting and dispositive control over the portfolio securities of each of the funds listed above.

(6)
Includes (i) 37,096 shares of common stock owned of record by Mr. Schumsky, (ii) 34,910 shares that may be acquired upon exercise of an outstanding warrant which is immediately exercisable, (iii) 26,400 shares that may be acquired upon exercise of an outstanding warrant which is immediately exercisable and (iv) 40,000 shares that may be acquired upon conversion of a convertible promissory note.

(7)
Represents 34,224 shares which may be acquired within 60 days upon the exercise of outstanding stock options and 488 shares owned by Dr. Forkey and his wife, Heather C. Forkey, with whom he shares voting and dispositive control.

(8)
Represents 12,616 shares of common stock owned by Mr. Forkey and 29,888 shares which may be acquired within 60 days upon the exercise of outstanding stock options.

(9)
Represents 4,000 shares of common stock owned by Mr. Major and 2,400 shares which may be acquired within 60 days upon the exercise of outstanding stock options.

(10)
Represents 4,000 shares of common stock owned by Mr. Miles and 2,000 shares which may be acquired within 60 days upon the exercise of outstanding stock options.

(11)
Represents (i) 133,577 shares of common stock owned by Mr. Pitlor, (ii) 2,378 shares which may be acquired within 60 days upon the exercise of outstanding stock options, and (iii) 58,182 shares that may be acquired upon exercise of an outstanding warrant, which is immediately exercisable.

(12)
Represents 7,534 shares which may be acquired within 60 days upon the exercise of outstanding stock options.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Certain Relationships and Related Transactions

We have an arrangement with J.R. Pitlor, a company wholly-owned by Mr. Joel R. Pitlor, a director of our Company, under which Mr. Pitlor provides consulting services to us for a fee currently not to exceed $5,000 a month. These consulting services consist primarily of advice regarding marketing, strategic planning and other general business issues. Either party may terminate this arrangement at will. We paid or accrued to J.R. Pitlor for consulting services aggregate fees of $60,000, or $5,000 per month, for each of the fiscal years 2010 and 2009. $120,000 of this amount has been deferred, and Mr. Pitlor has agreed that such fees may be paid in the form of our restricted common stock.

We lease our facility in Gardner, Massachusetts from Equity Assets, Inc., a company wholly-owned by Mr. Richard E. Forkey, our President, Chief Executive Officer, Treasurer and director. We are currently a tenant-at-will, paying rent of $9,000 per month, or an aggregate of $108,000 per year, for each of fiscal years 2009 and 2008.

Director Independence

During the fiscal year ended June 30, 2010, the individuals named in the table above served as members of our Board of Directors. Of those individuals, Messrs. Pitlor, Major and Miles are "independent" as defined in Rule 4200(a)(15) of the NASDAQ Marketplace Rules. Our Common Stock is traded on the Over-The-Counter Bulletin Board, referred to herein as the OTCBB. The OTCBB does not have a requirement that we have a majority of Independent Directors on its Board.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES.

Independent Registered Public Accounting Firm Fees

Our principal and only independent registered public accountant for the fiscal years ending June 30, 2010 and 2009 is Stowe & Degon, or Stowe. The following table presents fees for professional audit services and other services rendered by Stowe and Caturano & Company, or Caturano, for the fiscal years ended June 30, 2010 and 2009:

	2010	2009
Audit Fees (1)	$72,974	$94,407
Audit-Related Fees (2)	—	—

Total Audit and Audit-Related Fees	72,974	94,407
Tax Fees (3)	7,750	7,500
All Other Fees (4)	—	—

Total Fees	$80,724	$101,907

(1)
Audit fees for fiscal 2010 are comprised of fees for professional services performed for the audit of our annual financial statements (Stowe) and review of the Company's quarterly financial statements (Stowe) of $72,974, including direct out-of-pocket expenses in the amount of $1,724.

Audit fees for fiscal 2009 are comprised of: (i) fees for professional services performed by Stowe for the audit of our annual financial statements and review of our quarterly financial statements of $68,519, including direct out-of-pocket expenses in the amount of $519 and (ii) fees for attestation services performed by Stowe and Caturano in connection with the filing of our registration statement on Form S-1 of $25,888.

(2)
Audit-related fees are comprised of fees for assurance and related attestation services that are reasonably related to the performance of the audit of the Company's annual financial statements or the review thereof and fees for due diligence services.

(3)
Tax fees for fiscal 2010 and 2009 by Stowe are comprised of fees for professional services performed with respect to corporate tax compliance, tax planning and tax advice.

(4)
We did not incur any other fees during fiscal 2010 or 2009 for products and services provided by Stowe or Caturano other than those disclosed above.

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

a.
The following documents are filed as part of this 10-K:

1.
FINANCIAL STATEMENTS

The following documents are filed in Part II, Item 8 of this annual report on Form 10-K:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets at June 30, 2010 and 2009
Consolidated Statements of Operations for the years ended June 30, 2010 and 2009
Consolidated Statements of Stockholders' Equity for the years ended June 30, 2010 and 2009
Consolidated Statements of Cash Flows for the years ended June 30, 2010 and 2009
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
10.15	Endorsement to 10% Senior Secured Convertible Note by the Company, dated September 15, 2010, and accepted by Special Situations Private Equity Fund, L.P. (filed herewith).
10.16	Endorsement to 10% Senior Secured Convertible Note by the Company, dated September 15, 2010, and accepted by Special Situations Fund III QP, L.P. (filed herewith).
10.17	Endorsement to 10% Senior Secured Convertible Note by the Company, dated September 15, 2010, and accepted by Arnold Schumsky (filed herewith).
14.1	Precision Optics Corporation, Inc. Corporate Code of Ethics and Conduct (included as Exhibit 14.1 to the Form 10-K filed September 28, 2008 and incorporated herein by reference).
21.1	Subsidiaries of the Registrant (included as Exhibit 21.1 to the Form 10-K filed September 26, 2008 and incorporated herein by reference).
23.1	Consent of Independent Registered Public Accounting Firm (filed herewith).
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 21, 2010	PRECISION OPTICS CORPORATION, INC.
	By:	/s/ Richard E. Forkey Richard E. Forkey Chairman of the Board, Chief Executive Officer (Principal Executive Officer), President and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Richard E. Forkey Richard E. Forkey	Chairman of the Board, Chief Executive Officer, President and Treasurer (Principal Executive Officer)	September 21, 2010
/s/ Joseph N. Forkey Joseph N. Forkey	Executive Vice President, Chief Scientific Officer and Director	September 21, 2010
/s/ Donald A. Major Donald A. Major	Director	September 21, 2010
/s/ Richard B. Miles Richard Miles	Director	September 21, 2010
/s/ Joel R. Pitlor Joel R. Pitlor	Director	September 21, 2010
/s/ Jack P. Dreimiller Jack P. Dreimiller	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	September 21, 2010