Form 10-Q
period 2010-09-30
PRECISION OPTICS CORPORATION INC
filed 2010-11-12
CIK 867840

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

or

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

The number of shares outstanding of the issuer’s common stock, par value $0.01 per share, at November 12, 2010 was 1,018,411 shares.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30, 2010	June 30, 2010
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$266,408	$416,040
Accounts Receivable, net	471,120	505,200
Inventories, net	662,528	684,321
Prepaid Expenses	42,499	33,499
Total Current Assets	1,442,555	1,639,060
PROPERTY AND EQUIPMENT
Machinery and Equipment	2,355,968	2,355,968
Leasehold Improvements	553,596	553,596
Furniture and Fixtures	148,303	148,303
Vehicles	19,674	19,674
	3,077,541	3,077,541
Less: Accumulated Depreciation	(2,997,936)	(2,991,441)
Net Property and Equipment	79,605	86,100
OTHER ASSETS
Patents, net	198,693	203,539

TOTAL ASSETS	$1,720,853	$1,928,699

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
10% Senior Secured Convertible Notes	$735,833	$720,833
Accounts Payable	459,968	448,894
Customer Advances	51,568	101,068
Accrued Employee Compensation	744,870	730,241
Accrued Professional Services	22,533	66,000
Accrued Warranty Expense	25,000	25,000
Other Accrued Liabilities	—	912
Total Current Liabilities	2,039,772	2,092,948
STOCKHOLDERS’ EQUITY (DEFICIT)
Common Stock, $0.01 par value -
Authorized - 50,000,000 shares
Issued and Outstanding – 1,018,411 shares at September 30, 2009 and at June 30, 2009	10,184	10,184
Additional Paid-in Capital	38,239,501	38,236,325
Accumulated Deficit	(38,568,604)	(38,410,758)
Total Stockholders’ Equity (Deficit)	(318,919)	(164,249)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$1,720,853	$1,928,699

The accompanying notes are an integral part of these consolidated financial statements.

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED

SEPTEMBER 30, 2010 AND 2009

(UNAUDITED)

	Three Months Ended September 30,
	2010	2009
Revenues	$683,902	$623,384

Cost of Goods Sold	331,665	404,358

Gross Profit	352,237	219,026

Research and Development Expenses, net	227,494	14,647

Selling, General and Administrative Expenses	279,772	312,686

Gain on Sale of Assets	(12,053)	(870)

Total Operating Expenses	495,213	326,463

Operating Loss	(142,976)	(107,437)

Interest Income	130	162

Interest Expense	(15,000)	(64,875)

Net Loss	$(157,846)	$(172,150)

Loss Per Share - Basic and Diluted	$(0.15)	$(0.17)

Weighted Average Common Shares Outstanding - Basic and Diluted	1,018,411	1,018,411

The accompanying notes are an integral part of these consolidated financial statements.

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED

SEPTEMBER 30, 2010 AND 2009

(UNAUDITED)

	Three Months Ended September 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(157,846)	$(172,150)
Adjustments to Reconcile Net Loss to Net Cash
Used In Operating Activities-
Depreciation and Amortization	14,645	21,334
Gain on Sale of Assets	(12,053)	(870)
Stock-based Compensation Expense	3,176	3,176
Non-cash Interest Expense	15,000	64,875
Changes in Operating Assets and Liabilities-
Accounts Receivable, net	34,080	75,918
Inventories	21,793	7,905
Prepaid Expenses	(9,000)	24,002
Accounts Payable	11,074	(41,572)
Customer Advances	(49,500)	(12,393)
Accrued Expenses	(29,750)	(266)
Net Cash Used In Operating Activities	(158,381)	(30,041)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of Property and Equipment	—	(1,063)
Proceeds from Sale of Assets	12,053	870
Additional Patent Costs	(3,304)	(7,688)
Net Cash Used By Investing Activities	8,749	(7,881)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(149,632)	(37,922)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	416,040	384,593

CASH AND CASH EQUIVALENTS, END OF PERIOD	$266,408	$346,671

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash Paid for-
Income Taxes	$912	$912

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

These consolidated financial statements have been prepared by the Company, without audit, and reflect normal recurring adjustments which, in the opinion of management, are necessary for a fair statement of the results of the first quarter of the Company’s fiscal year 2011. These consolidated financial statements do not include all disclosures associated with annual consolidated financial statements and, accordingly, should be read in conjunction with footnotes contained in the Company’s consolidated financial statements for the year ended June 30, 2010 together with the Report of Independent Registered Public Accounting Firm filed under cover of the Company’s 2010 Annual Report on Form 10-K.

The Company has sustained recurring net losses and negative cash flows from operations for several years. During the quarter ended September 30, 2010, the Company incurred a net loss of $157,846 and used cash in operations of $158,381. As of September 30, 2010, cash and cash equivalents were $266,408, accounts receivable were $471,120 and current liabilities were $2,039,772. The Company anticipates that deferred officers’ salaries and director consulting expenses accrued at September 30, 2010 will be settled by issuing restricted common stock rather than by cash payments. These deferred amounts included in current liabilities at September 30, 2010 total approximately $636,000. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. During the latter part of fiscal year 2008, the Company implemented plans to reduce costs and to streamline operations in an effort to reduce net losses. The Company believes that the recent introduction of several new products, along with new and on-going customer relationships, will generate additional revenues, which are required in order for the Company to achieve profitability. If these additional revenues are not achieved on a timely basis, the Company will be required and is prepared to implement further cost reduction measures, as necessary.

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

Loss Per Share

Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. For the three months ended September 30, 2010 and 2009, the effect of stock options and warrants was antidilutive;

therefore, they were not included in the computation of diluted loss per share. The number of shares issuable upon the exercise of outstanding stock options and warrants that was excluded from the computation was approximately 993,000 and 992,000 for the three months ended September 30, 2010 and 2009, respectively.

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

2. INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

	September 30, 2010	June 30, 2010
Raw Materials	$317,037	$335,093
Work-In-Progress	271,160	275,340
Finished Goods	74,331	73,888
Total Inventories	$662,528	$684,321

3. 10% SENIOR SECURED CONVERTIBLE NOTES

On June 25, 2008, the Company entered into a Purchase Agreement with institutional and other accredited investors (the “Investors”) pursuant to which it sold a total of $600,000 of 10% Senior Secured Convertible Notes (the “Notes”) that are convertible at the Investor’s option into a total of 480,000 shares of the Company’s common stock at a conversion rate of $1.25. The Company also issued warrants to purchase a total of 316,800 shares of its common stock at an exercise price of $1.75 per share (the “Warrants”). Interest accrues on the Notes at a rate of 10% per year and is payable in cash upon the earlier of conversion or maturity of the Notes. The original maturity of the Notes was June 25, 2010 and the Warrants expire on June 25, 2015, subject to extension. On June 25, 2010, by mutual agreement with the Company, the holders of the Notes extended the maturity date to July 25, 2010.  On July 26, 2010, by mutual agreement with the Company, the holders of the Notes extended the maturity date to September 15, 2010.  On September 15, 2010, by mutual agreement with the Company, the holders of the Notes extended the maturity date to October 15, 2010.  On October 15, 2010, by mutual agreement with the Company, the holders of the Notes extended the maturity date to November 15, 2010. The conversion price of the Notes and the exercise price of the Warrants may be adjusted downward in the event the Company issues shares of common stock or securities convertible into common stock at a price lower than the conversion price of the Notes or exercise price of the Warrants at the time of issuance.

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

The 10% Senior Secured Convertible Notes consist of the following:

	September 30, 2010	June 30, 2010
10% Senior Secured Convertible Notes issued on June 25, 2008, convertible into common stock at $1.25 per share, bearing interest at 10% per annum. Outstanding principal and accrued interest are due at maturity,	$600,000	$600,000
Accrued interest—10% coupon	135,833	120,833
	$735,833	$720,833

4.  STOCK-BASED COMPENSATION

Stock-based compensation costs recognized during each of the three month periods ended September 30, 2010 and 2009 amounted to $3,176 and were included in cost of goods sold in the accompanying consolidated statements of operations. No compensation has been capitalized because such amounts would have been immaterial. There was no net income tax benefit recognized related to such compensation for the three month periods ended September 30, 2010 and 2009, as the Company is currently in a loss position. There were no options granted during the three month periods ended September 30, 2010 and 2009, respectively.

As of September 30, 2010, the unrecognized compensation costs related to options vesting will be primarily recognized over a period of approximately nine months:

OPTIONS	2011	Total

Compensation Expense	$9,527	$9,527

There was no stock option activity during the first three months of fiscal year 2011 or 2010.

Information related to the stock options outstanding as of September 30, 2010 is as follows:

Range of Exercise Prices	Number of Shares	Weighted- Average Remaining Contractual Life (years)	Weighted- Average Exercise Price	Exercisable Number of Shares	Exercisable Weighted- Average Exercise Price
$1.35	1,200	9.16	$1.35	1,200	$1.35
$1.25	1,200	8.16	1.25	1,200	1.25
$6.25	1,600	6.17	6.25	1,600	6.25
$7.75	1,200	7.16	7.75	1,200	7.75
$11.50	800	5.17	11.50	800	11.50
$13.75	51,018	5.61	13.75	49,685	13.75
$20.75	37,360	4.71	20.75	37,360	20.75
$1.25-$20.75	94,378	5.24	$15.98	93,045	$16.01

There were no “in-the-money” outstanding and exercisable options as of June 30, 2010 and September 30, 2010.

5.   SALE OF ASSETS

During the quarters ended September 30, 2010 and 2009, respectively, the Company sold equipment that was previously written off for proceeds totaling $12,053 and $870, respectively, and recorded a gain of $12,053 and $870, respectively, which is included within operating expenses in the accompanying consolidated statements of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Important Factors Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties.  You should not place undue reliance on these forward-looking statements.  Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including the risks described in this report, the risks described in our Annual Report on Form 10-K for the year ended June 30, 2010 and other reports we file with the Securities and Exchange Commission.  Although we believe the expectations reflected in the forward-looking statements are reasonable, they relate only to events as of the date on which the statements are made.  We do not intend to update any of the forward-looking statements after the date of this report to conform these statements to actual results or to changes in our expectations, except as required by law.

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

There have been no significant changes in the critical accounting policies disclosed in our Annual Report on Form 10-K for the year ended June 30, 2010.

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

Our total revenues for the quarter ended September 30, 2010, the first quarter of our fiscal year 2011, were $683,902, as compared to $623,384 for the same period last year, an increase of $60,518, or 9.7%. The increase in revenues for the current quarter was due principally to higher unit volume sales of micro optics, prisms and the advanced surgical visualization system used in spinal surgery, partially offset by lower unit volume sales of endoscopes. Revenues from our largest customers, as a percentage of total revenues, for the three months ended September 30, 2010 and 2009, were as follows:

	2010	2009
Customer A	28%	26%
Customer B	25	27
Customer C	23	15
Customer D	—	11
All Others	24	21
	100%	100%

No other customer accounted for more than 10% of our revenues during those periods.

Gross profit for the quarter ended September 30, 2010 was $352,237, which reflects an increase of $133,211, compared to $219,026 for the same period last year. Gross profit for the quarter ended September 30, 2010 as a percentage of revenues increased from 35.1% for the quarter ended September 30, 2009 to 51.5% in the current year. The increase in our gross profit percentage was due primarily to higher overall unit sales volume and more favorable product mix in the quarter ended September 30, 2010 compared to the same period last year. Our quarterly gross profit and gross profit percentage depend on a number of factors, including overall sales volume and mix of products sold among others and therefore vary from quarter to quarter.

Research and development expenses were $227,494 for the quarter ended September 30, 2010, compared to $14,647 for the same period last year, an increase of $212,847, or 1,453.2%.  The increase in the current quarter compared to last year was due primarily to higher labor and materials incurred on product development activities, and decreased reimbursements received from customers for such activities. Quarterly research and development expenses depend on our assessment of new product opportunities and available resources. Research and development expenses were net of reimbursement of related costs of $54,631and $164,383 during the quarters ended September 30, 2010 and 2009, respectively.

Selling, general and administrative expenses were $279,772 for the quarter ended September 30, 2010, compared to $312,686 for the same period last year, a decrease of $32,914, or 10.5%.  The decrease in the current quarter compared to last year was due primarily to lower insurance and corporate relations expenses.

Interest income was $130 for the quarter ended September 30, 2010, compared to $162 for the same period last year, a decrease of $32, or 19.8%.  The decrease was due to a lower base of cash and cash equivalents.

Interest expense was $15,000 for the quarter ended September 30, 2010, compared to $64,875 for the same period last year, a decrease of $49,875, or 76.9%. The decrease was due to discontinuation of the amortization of debt discount on the 10% Senior Secured Convertible Notes issued on June 25, 2008. The debt discount became fully amortized during fiscal year 2010.

No income tax provision was recorded in the first quarter of fiscal year 2011 or 2010 because of the losses generated in those periods.

Liquidity and Capital Resources

We compete in a highly technical, very competitive and, in most cases, price driven segment of the medical instrument marketplace where products can take years to develop and introduce to distributors and end users. Furthermore, research and development, manufacturing, marketing and distribution activities are strictly regulated by the FDA, ISO and other regulatory bodies that, while intended to enhance the ultimate quality and functionality of products produced, can contribute to the significant cost and time needed to maintain existing products and develop and introduce product enhancements and new product innovations.

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

Our current financial condition may raise doubt among potential equity investors, customers and suppliers regarding our ability to continue as a going concern, as referenced by the Report of Independent Registered Public Accounting Firm on our financial statements for the year ended June 30, 2010, included in our Form 10-K. We may not be able to obtain working capital funds necessary in the time frame needed and at satisfactory terms to correct the going concern issue.

As of September 30, 2010, cash and cash equivalents were $266,408, accounts receivable were $471,120 and current liabilities were $2,039,772. We anticipate that deferred officers’ salaries and director consulting expenses accrued at September 30, 2010 will be settled by issuing restricted common stock rather than by cash payments. These deferred amounts included in current liabilities at September 30, 2010 total approximately $636,000. We believe that the introduction of several new products during the last four fiscal years, along with new and on-going customer relationships, will continue to generate additional revenues, which are required in order for us to achieve profitability. If these additional revenues are not achieved on a timely basis, we will be required and are prepared to implement further cost reduction measures, as necessary.

Contractual cash commitments for the fiscal years subsequent to September 30, 2010 are summarized as follows:

	2011	2012	Thereafter	Total
Operating Leases	$28,915	$7,976	$388	$37,279
Principal & Interest (1)	735,833	—	—	735,833
Totals	$764,748	$7,976	$388	$773,112

(1)                                 This amount may be reduced to the extent the holders of the Senior Secured Convertible Notes elect to convert the principal on the Notes into our common stock.

We have contractual cash commitments related to open purchase orders for fiscal year 2011 of approximately $168,600.

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

The $600,000 principal and $135,833 interest, as of September 30, 2010, on the 10% Senior Secured Convertible Notes are due November 15, 2010. This amount may be reduced to the extent the holders of the Notes elect to convert some or all of the principal on the Notes into our common stock. Should the holders not elect to convert all or a substantial amount of the balances due on the Notes into our common stock, it is highly unlikely that we will be able to generate enough cash from our operations to pay these balances in full on the specified due date. Therefore, we may renegotiate terms with existing holders or refinance this debt and, in either case, if available, the terms may be more burdensome. We are currently exploring the possibility of obtaining additional funding sources to satisfy this repayment obligation.

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

Going forward, we intend to focus our development efforts on products we believe offer the best prospects to increase our near-term revenues. An example beyond the new instruments mentioned above is the lenses we developed for a new color Night Vision system. During the quarter ended December 31, 2009, we shipped first article pre-production lens systems. These are for use in the new color Night Vision system, and utilize an improved design that offers lower cost and lighter weight.

For the quarter ended September 30, 2010, our cash and cash equivalents decreased by $149,632, and our operating loss for the quarter was $142,976.  As of September 30, 2010 we had $266,408 in cash and cash equivalents.  If our cash reserves decrease in the future, we will be required to seek additional funding for operations. We predict that we will not have sufficient cash to continue operations through the next twelve months unless we receive additional funding for operations. We are actively pursuing several options to manage cash flow and raise capital including issuing debt, equity or entering into a strategic alliance. The sale of additional equity or convertible debt securities would result in additional dilution to our stockholders, and debt financing, if available, may involve restrictive covenants that could restrict our operations or finances. Financing may not be available in amounts or on terms acceptable to us, if at all. If we cannot raise funds on acceptable terms or achieve positive cash flow, we may not be able to continue to conduct operations, develop new products, grow market share, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements, any of which would negatively impact our business, operating results and financial condition. If we are not successful in increasing our revenues, reducing our expenses or raising additional equity capital to generate sufficient cash flows to meet our obligations as they come due, we may not be able to continue as a going concern.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a Smaller Reporting Company as defined by Rule 12b-2 of the Exchange Act and in Item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this Item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report.  Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that these disclosure controls and procedures are not effective as of September 30, 2010, to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended (i) is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

To address and remediate the material weakness in internal control over financial reporting described above, beginning in the quarter ended September 30, 2009 and continuing through the quarter ended September 30, 2010, we implemented procedures to improve our inventory controls and documentation surrounding inventory valuation for overhead rates, and performed procedures to ensure that the pricing of inventory items was consistent with the supporting documentation. No audit adjustments to our audited financial statements as of June 30, 2010 were necessary as a result of this condition. We believe that the step outlined above strengthens our internal control over financial reporting and mitigates the material weakness described above.

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

Item 1A. Risk Factors.

Other than as described below, there have been no material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K in response to Item 1A. to Part 1 of Form 10-K.

As of September 30, 2010, we do not have sufficient cash to continue operations for the next twelve months and if we do not obtain funding for our operations, we may cease to exist as a going concern.

For the quarter ended September 30, 2010, our cash and cash equivalents decreased by $149,632, and our operating loss for the quarter was $142,976.  As of September 30, 2010 we had $266,408 in cash and cash equivalents.  If our cash reserves decrease in the future, we will be required to seek additional funding for operations. We predict that we will not have sufficient cash to continue operations through the next twelve months unless we receive additional funding for operations. We are actively pursuing several options to manage cash flow and raise capital including issuing debt, equity or entering into a strategic alliance. The sale of additional equity or convertible debt securities would result in additional dilution to our stockholders, and debt financing, if available, may involve restrictive covenants that could restrict our operations or finances. Financing may not be available in amounts or on terms acceptable to us, if at all. If we cannot raise funds on acceptable terms or achieve positive cash flow, we may not be able to continue to conduct operations, develop new products, grow market share, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements, any of which would negatively impact our business, operating results and financial condition. If we are not successful in increasing our revenues, reducing our expenses or raising additional equity capital to generate sufficient cash flows to meet our obligations as they come due, we may not be able to continue as a going concern.

Items 2. Unregistered Sales of Equity Securities and Use of Proceeds.

We did not issue any unregistered securities during the quarter ended September 30, 2010.

Item 3. Defaults Upon Senior Securities.

As of September 30, 2010, we are not in default with respect to any indebtedness.

Item 4. Submission of Matters to a Vote of Security Holders.

We did not submit any matters to a vote of security holders during the quarter ended September 30, 2010.

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

10.15

Endorsement to 10% Senior Secured Convertible Note by the Company, dated October 15, 2010, and accepted by Special Situations Private Equity Fund, L.P. (included as Exhibit 10.2 to the Form 8-K filed October 15, 2010 and incorporated herein by reference).

10.16

Endorsement to 10% Senior Secured Convertible Note by the Company, dated October 15, 2010, and accepted by Special Situations Funds III QP, L.P. (included as Exhibit 10.3 to the Form 8-K filed October 15, 2010 and incorporated herein by reference).

10.17

Endorsement to 10% Senior Secured Convertible Note by the Company, dated October 15, 2010, and accepted by Arnold Schumsky (included as Exhibit 10.4 to the Form 8-K filed October 15, 2010 and incorporated herein by reference).

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

PRECISION OPTICS CORPORATION, INC.

Date: November 12, 2010	By:	/s/ Richard E. Forkey
Richard E. Forkey
Chief Executive Officer (Principal Executive Officer)

Date: November 12, 2010	By:	/s/ Jack P. Dreimiller
Jack P. Dreimiller
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)