Form 10-Q
period 2010-12-31
PRECISION OPTICS CORPORATION INC
filed 2011-02-14
CIK 867840

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

or

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

The number of shares outstanding of the issuer’s common stock, par value $0.01 per share, at February 14, 2011 was 1,018,411 shares.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	December 31, 2010	June 30, 2010
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$99,588	$416,040
Accounts Receivable, net	270,945	505,200
Inventories, net	649,224	684,321
Prepaid Expenses	51,657	33,499
Total Current Assets	1,071,414	1,639,060
PROPERTY AND EQUIPMENT
Machinery and Equipment	2,355,968	2,355,968
Leasehold Improvements	553,596	553,596
Furniture and Fixtures	148,303	148,303
Vehicles	19,674	19,674
	3,077,541	3,077,541

Less: Accumulated Depreciation	(3,004,453)	(2,991,441)
Net Property and Equipment	73,088	86,100
OTHER ASSETS
Patents, net	193,306	203,539

TOTAL ASSETS	$1,337,808	$1,928,699
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
10% Senior Secured Convertible Notes	$750,833	$720,833
Accounts Payable	463,900	448,894
Customer Advances	35,992	101,068
Accrued Employee Compensation	673,846	730,241
Accrued Professional Services	34,571	66,000
Accrued Warranty Expense	25,000	25,000
Other Accrued Liabilities	—	912
Total Current Liabilities	1,984,142	2,092,948
STOCKHOLDERS’ EQUITY (DEFICIT)
Common Stock, $0.01 par value -
Authorized - 50,000,000 shares
Issued — 1,018,411 shares at December 31, 2010 and at June 30, 2010	10,184	10,184
Additional Paid-in Capital	38,243,510	38,236,325
Accumulated Deficit	(38,899,554)	(38,410,758)
	(645,860)	(164,249)
Treasury Stock, 47,398 shares, at cost	(474)	—
Total Stockholders’ Equity (Deficit)	(646,334)	(164,249)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$1,337,808	$1,928,699

The accompanying notes are an integral part of these consolidated financial statements.

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED

DECEMBER 31, 2010 AND 2009

(UNAUDITED)

	Three Months Ended December 31,		Six Months Ended December 31,
	2010	2009	2010	2009
Revenues	$435,770	$686,036	$1,119,672	$1,309,420

Cost of Goods Sold	342,980	447,277	674,645	851,635
Gross Profit	92,790	238,759	445,027	457,785

Research and Development Expenses, net	246,093	180,016	473,587	194,663

Selling, General and Administrative Expenses	180,657	300,617	460,429	613,303

Gain on Sale of Assets	(17,938)	(2,483)	(29,991)	(3,353)
Total Operating Expenses	408,812	478,150	904,025	804,613

Operating Loss	(316,022)	(239,391)	(458,998)	(346,828)

Interest Income	72	168	202	330

Interest Expense	(15,000)	(64,875)	(30,000)	(129,750)

Net Loss	$(330,950)	$(304,098)	$(488,796)	$(476,248)

Loss Per Share - Basic and Diluted	$(0.33)	$(0.30)	$(0.48)	$(0.47)

Weighted Average Common Shares Outstanding - Basic and Diluted	1,017,896	1,018,411	1,018,153	1,018,411

The accompanying notes are an integral part of these consolidated financial statements.

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED

DECEMBER 30, 2010 AND 2009

(UNAUDITED)

	Six Months Ended December 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(488,796)	$(476,248)
Adjustments to Reconcile Net Loss to Net Cash
Used In Operating Activities - Depreciation and Amortization	29,394	42,130
Gain on Sale of Assets	(29,991)	(3,353)
Stock-based Compensation and Consulting Expense	7,185	7,971
Non-cash Interest Expense	30,000	129,750
Changes in Operating Assets and Liabilities-
Accounts Receivable, net	234,255	27,824
Inventories	35,097	(21,690)
Prepaid Expenses	(18,158)	(9,266)
Accounts Payable	15,006	(3,744)
Customer Advances	(65,076)	100,175
Accrued Expenses	(88,736)	56,673
Net Cash Used In Operating Activities	(339,820)	(149,778)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of Property and Equipment	—	(1,063)
Proceeds from Sale of Assets	29,991	3,353
Additional Patent Costs	(6,149)	(20,545)
Net Cash Provided By (Used In) Investing Activities	23,842	(18,255)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of treasury stock (47,398 shares)	(474)	—
Net Cash Used In Financing Activities	(474)	—

NET DECREASE IN CASH AND CASH EQUIVALENTS	(316,452)	(168,033)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	416,040	384,593

CASH AND CASH EQUIVALENTS, END OF PERIOD	$99,588	$216,560

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash Paid for-Income Taxes	$912	$912

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

These consolidated financial statements have been prepared by the Company, without audit, and reflect normal recurring adjustments which, in the opinion of management, are necessary for a fair statement of the results of the second quarter of the Company’s fiscal year 2011. These consolidated financial statements do not include all disclosures associated with annual consolidated financial statements and, accordingly, should be read in conjunction with footnotes contained in the Company’s consolidated financial statements for the year ended June 30, 2010 together with the Report of Independent Registered Public Accounting Firm filed under cover of the Company’s 2010 Annual Report on Form 10-K.

The Company has sustained recurring net losses and negative cash flows from operations for several years. During the quarter ended December 31, 2010, the Company incurred a net loss of $330,950 and used cash in operations of $181,439. As of December 31, 2010, cash and cash equivalents were $99,588, accounts receivable were $270,945 and current liabilities were $1,984,142. The Company and certain Officers and Directors have agreed that deferred officers’ salaries and director consulting expenses accrued at December 31, 2010 will be settled by issuing 245,326 shares of restricted common stock rather than by cash payments. These deferred amounts included in current liabilities at December 31, 2010 total $674,645. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.  During the latter part of fiscal year 2008, the Company implemented plans to reduce costs and to streamline operations in an effort to reduce net losses. The Company believes that the recent introduction of several new products, along with new and on-going customer relationships, will generate additional revenues, which are required in order for the Company to achieve profitability. If these additional revenues are not achieved on a timely basis, the Company will be required and is prepared to implement further cost reduction measures, as necessary.

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

Loss Per Share

Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. For the three and six months ended December 31, 2010 and 2009, the effect of stock options and warrants was antidilutive; therefore, they were not included in the computation of diluted loss per share. The number of shares issuable upon the exercise of outstanding stock options and warrants that were excluded from the computation was 1,112,253 and 992,999 for the three and six months ended December 30, 2010 and 2009, respectively.

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

2. INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

	December 31, 2010	June 30, 2010
Raw Materials	$313,964	$335,093
Work-In-Progress	248,142	275,340
Finished Goods	87,118	73,888
Total Inventories	$649,224	$684,321

3. 10% SENIOR SECURED CONVERTIBLE NOTES

On June 25, 2008, the Company entered into a Purchase Agreement with institutional and other accredited investors (the “Investors”) pursuant to which it sold a total of $600,000 of 10% Senior Secured Convertible Notes (the “Notes”) that are convertible at the Investor’s option into a total of 480,000 shares of the Company’s common stock at a conversion rate of $1.25. The Company also issued warrants to purchase a total of 316,800 shares of its common stock at an exercise price of $1.75 per share (the “Warrants”). Interest accrues on the Notes at a rate of 10% per year and is payable in cash upon the earlier of conversion or maturity of the Notes. The original maturity of the Notes was June 25, 2010 and the Warrants expire on June 25, 2015, subject to extension. On June 25, 2008, we entered into a Purchase Agreement, as amended on December 11, 2008, with certain accredited investors (the “Investors”) pursuant to which we sold an aggregate of $600,000 of 10% Senior Secured Convertible Notes (the “Notes”).  The Investors amended the Notes on several dates to extend the “Stated Maturity Date” of the Notes. On February 7, 2011, the Investors further amended the Notes to extend the “Stated Maturity Date” to February 25, 2011. The conversion price of the Notes and the exercise price of the Warrants may be adjusted downward in the event the Company issues shares of common stock or securities convertible into common stock at a price lower than the conversion price of the Notes or exercise price of the Warrants at the time of issuance.

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

The 10% Senior Secured Convertible Notes consist of the following:

	December 31, 2010	June 30, 2010
10% Senior Secured Convertible Notes issued on June 25, 2008, convertible into common stock at $1.25 per share, bearing interest at 10% per annum. Outstanding principal and accrued interest are due at maturity	$600,000	$600,000
Accrued interest—10% coupon	150,833	120,833

	$750,833	$720,833

4.                                       STOCK-BASED COMPENSATION

Stock-based compensation costs recognized during the three and six month periods ended December 31, 2010 amounted to $3,176 and $6,352, respectively, and for the three and six month periods ended December 31, 2009 amounted to $ 4,795 and $7,971, respectively, and were included in the accompanying consolidated statements of operations. No compensation has been capitalized because such amounts would have been immaterial. There was no net income tax benefit recognized related to such compensation for the three and six month periods ended December 31, 2010 and 2009, as the Company is currently in a loss position.

As of December 31, 2010, the unrecognized compensation costs related to options vesting will be primarily recognized over a period of approximately six months:

OPTIONS	2011	Total

Compensation Expense	$6,352	$6,352

There was no stock option activity during the first six months of fiscal year 2011.

Information related to the stock options outstanding as of December 31, 2010 is as follows:

Range of Exercise Prices	Number of Shares	Weighted- Average Remaining Contractual Life (years)	Weighted- Average Exercise Price	Exercisable Number of Shares	Exercisable Weighted- Average Exercise Price
$1.35	1,200	8.90	$1.35	1,200	$1.35
$1.25	1,200	7.91	1.25	1,200	1.25
$6.25	1,600	5.92	6.25	1,600	6.25
$7.75	1,200	6.91	7.75	1,200	7.75
$11.50	800	4.92	11.50	800	11.50
$13.75	51,018	5.36	13.75	49,685	13.75
$20.75	37,360	4.46	20.75	37,360	20.75
$1.25-$20.75	94,378	4.99	$15.98	93,045	$16.00

There were no “in-the-money” outstanding and exercisable options as of June 30, 2010 and December 31, 2010.

5.                                       WARRANTS

During the quarter ended December 31, 2010, the Company issued warrants to purchase 100,000 shares of common stock at an exercise price of $1.00 per share to several consultants to the Company. The warrants are exercisable beginning six months after December 16, 2010 (the issue date) and expire on December 16, 2013. The Black-Scholes option pricing model was used to calculate the fair value of the warrants, which was estimated to be $0.10 per share, or $10,000 in total. The expense associated with issuing the warrants will be recognized ratably over the six-month vesting period. A non-cash charge of $833 was recorded in Selling, General and Administrative Expenses in the quarter ended December 31, 2010 in the accompanying consolidated statements of operations.

6.   RESTRICTED STOCK

On December 3, 2010, Richard Forkey, who was at the time the Company’s Chief Executive Officer, agreed to reduce his annual salary to $100,000 per year, none of which will be deferred, and reduce his vacation accrual by $43,011 at his new rate of pay to $10,000.  He also entered into an agreement to convert all $474,646 of his previously deferred salary into 172,599 shares of our common stock.  One eighth of the shares vest on January 1, 2012, and one eighth will vest on the first day of each quarter thereafter, commencing on April 1, 2012, until the shares are fully vested.

On December 3, 2010, Joseph Forkey, who was at the time the Company’s Chief Scientific Officer, agreed to reduce his vacation accrual by $4,824 at his current rate of pay, to $10,000.  Joseph Forkey’s salary will remain the same at $120,000 and none of it will be deferred.  He also agreed to convert all $29,999 of his previously deferred salary into 10,909 shares of our common stock.  One-eighth of the shares vest on January 1, 2012, and one eighth will vest on the first day of each quarter thereafter, commencing on April 1, 2012, until the shares are fully vested.

On December 3, 2010, the Company agreed with Joel Pitlor, Director, to terminate his consulting agreement with the Company.  The Company also agreed to convert all $170,000 of the previously deferred consulting compensation owed to Mr. Pitlor into 61,818 shares of our common stock.  One eighth of the shares vest on January 1, 2012, and one eighth shall vest on the first day of each quarter thereafter, commencing on April 1, 2012, until the shares are fully vested.  Mr. Pitlor will remain as a Director of the Company.

Pursuant to the agreements with Richard Forkey, Joseph Forkey and Joel Pitlor, the shares of common stock will be issued as registered stock if the Company files a Form S-8 within six months of entering into the agreements.  If the Company does not file a Form S-8 within six months, then the Company will issue the shares as restricted stock.

The following table indicates what the future effects will be on the Company’s consolidated balance sheet upon the issuance of restricted stock in settlement of liabilities for deferred compensation and professional services, as indicated above:

Increase
(Decrease)
Accrued Employee Compensation	$(504,645)
Accounts Payable	$(170,000)
Total Current Liabilities	$(674,645)
Total Stockholders’ Equity (Deficit)	$674,645

7.   SALE OF ASSETS

During the six months ended December 31, 2010 and 2009, respectively, the Company sold equipment that was previously written off for proceeds totaling $29,991 and $3,353, respectively, and recorded a gain of $29,991and $3,353, respectively, which is included within operating expenses in the accompanying consolidated statements of operations.

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

Since the 1990s, we have maintained a Hong Kong subsidiary to support business and quality control activities as required throughout Asia. We believe that the cost savings from such production are essential to our ability to compete on a price basis in the medical products area particularly and to our profitability in general.

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

Results of Operations

Our total revenues for the quarter ended December 31, 2010 were $435,770, as compared to $686,036 for the same period last year, a decrease of $250,266, or 36.5%. Our total revenues for the six months ended December 31, 2010 were $1,119,672, as compared to $1,309,420 for the same period last year, a decrease of $189,748, or 14.5%. The decrease in revenues for the current quarter and six months ended December 31, 2010 was due principally to lower unit sales of endocouplers, rigid endoscopes and sales of the advanced surgical visualization system used in spinal surgery. Revenues from our largest customers, as a percentage of total revenues, for the six months ended December 31, 2010 and 2009, were as follows:

	2010	2009
Customer A	23%	26%
Customer B	22	23
Customer C	21	20
Customer D	—	12
All Others	34	19
	100%	100%

No other customer accounted for more than 10% of our revenues during those periods.

Gross profit for the quarter ended December 31, 2010 was $92,790, which reflects a decrease of $145,969, compared to $238,759 for the same period last year. Gross profit for the quarter ended December 31, 2010 as a percentage of revenues decreased from 34.8% for the quarter ended December 31, 2009 to 21.3% in the current year. Gross profit for the six months ended December 31, 2010 was $445,027, which reflects a decrease of $12,758, compared to $457,785 for the same period last year. Gross profit for the six months ended December 31, 2010 as a percentage of revenues increased from 35.0% for the six months ended December 31, 2009 to 39.7% in the current year. The decrease in our gross profit percentage in the quarter ended December 31, 2010 compared to the same period last year was due primarily to lower overall sales volume. The increase in our gross profit percentage for the six months ended December 31, 2010 compared to the same period last year was due primarily to more favorable product mix, partially offset by slightly lower unit sales volume. Our quarterly gross profit and gross profit percentage depend on a number of factors, including overall sales volume and mix of products sold among others and therefore vary from quarter to quarter.

Research and development expenses were $246,093 for the quarter ended December 31, 2010, compared to $180,016 for the same period last year, an increase of $66,077, or 36.7%. Research and development expenses were $473,587 for the six months ended December 31, 2010, compared to $194,663 for the same period last year, an increase of $278,924, or 143.3%.  The increase in R&D expenses was due primarily to higher labor and material costs incurred on product development activities, and decreased reimbursements from customers for such activities.  Research and development expenses depend on our assessment of new product opportunities and available resources. Research and development expenses were net of reimbursement of related costs of $53,173 and $29,244 during the quarters ended December 31, 2010 and 2009, respectively, and $107,804 and $193,627 during the six months ended December 31, 2010 and 2009, respectively.

Selling, general and administrative expenses were $180,657 for the quarter ended December 31, 2010, compared to $300,617 for the same period last year, a decrease of $119,960, or 39.9%. Selling, general and administrative expenses were $460,429 for the six months ended December 31, 2010, compared to $613,303 for the same period last year, a decrease of $152,874, or 24.9%.  The decrease was due primarily to the implementation of certain cost containment plans beginning in fiscal year 2008 and 2009 including workforce reductions, as mentioned above, and a reduction in the accrued vacation liabilities for certain officers in connection with the settlement of deferred compensation liabilities. (See Note 6 to the consolidated financial statements).

Interest expense was $15,000 for the quarter ended December 31, 2010, compared to $64,875 for the same period last year, a decrease of $49,875, or 76.9%. Interest expense was $30,000 for the six months ended December 31, 2010, compared to $129,750 for the same period last year, a decrease of $99,750, or 76.9%. The decrease was due to discontinuation of the amortization of debt discount on the 10% Senior Secured Convertible Notes issued on June 25, 2008. The debt discount became fully amortized during fiscal year 2010.

No income tax provision was recorded in the first half of fiscal year 2011 or 2010 because of the losses generated in those periods.

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

As of December 31, 2010, cash and cash equivalents were $99,588, accounts receivable were $270,945 and current liabilities were $1,984,142.  We have agreed with certain Officers and Directors that deferred officers’ salaries and director consulting expenses accrued at December 31, 2010 will be settled by issuing 245,326 shares of restricted common stock rather than by cash payments. These deferred amounts included in current liabilities at December 31, 2010 total $674,645. We believe that the introduction of several new products during the last four fiscal years, along with new and on-going customer relationships, will continue to generate additional revenues, which are required in order for us to achieve profitability. If these additional revenues are not achieved on a timely basis, we will be required and are prepared to implement further cost reduction measures, as necessary.

Contractual cash commitments for the fiscal years subsequent to December 31, 2010 are summarized as follows:

	2011	2012	Thereafter	Total
Operating Leases	$27,641	$7,976	$388	$36,005
Principal & Interest (1)	750,833	—	—	750,833
Totals	$778,474	$7,976	$388	$786,838

(1)                                 This amount may be reduced to the extent the holders of the Senior Secured Convertible Notes elect to convert the principal on the Notes into our common stock.

We have contractual cash commitments related to open purchase orders for fiscal year 2011 of approximately $104,074.

Trends and Uncertainties That May Affect Future Results

For the quarter ended December 31, 2010, our cash and cash equivalents decreased by $166,820, and our operating loss for the quarter was $316,022.  As of December 31, 2010, we had $99,588 in cash and cash equivalents.  If our cash reserves decrease further, we will be required to seek additional funding for operations. We predict that we will not have sufficient cash to continue operations through the next three months unless we receive additional funding for operations. We are actively pursuing several options to manage cash flow and raise capital including issuing debt, equity or entering into a strategic alliance. The sale of additional equity or convertible debt securities would result in additional dilution to our stockholders, and debt financing, if available, may involve restrictive covenants that could restrict our operations or finances. Financing may not be available in amounts or on terms acceptable to us, if at all. If we cannot raise funds on acceptable terms or achieve positive cash flow, we may not be able to continue to conduct operations, develop new products, grow market share, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements, any of which would negatively impact our business, operating results and financial condition. If we are not successful in increasing our revenues, reducing our expenses or raising additional equity capital to generate sufficient cash flows to meet our obligations as they come due, we may not be able to continue as a going concern.

The $600,000 principal and $150,833 interest, as of December 31, 2010, on the 10% Senior Secured Convertible Notes are due February 25, 2011. This amount may be reduced to the extent the holders of the Notes elect to convert some or all of the principal on the Notes into our common stock. Should the holders not elect to convert all or a substantial amount of the balances due on the Notes into our common stock, we will not be able to generate enough cash from our operations to pay these balances in full on the specified due date.  The holders of the Notes have granted us several extensions of the maturity date and we believe the holders will continue to work with us in that regard however there is no guarantee they will further extend the maturity date.  Additionally, we may renegotiate terms with the holders or refinance this debt and, in either case, if available, the terms may be more burdensome. We are currently exploring the possibility of obtaining additional funding sources to satisfy this repayment obligation.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report.  Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that the following disclosure controls and procedures were not effective

Segregation of Duties: As previously disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2008, our management identified a control deficiency during the 2008 fiscal year because we lacked sufficient staff to segregate accounting duties. We believe the control deficiency resulted primarily because we have the equivalent of one and one-half persons performing all accounting-related on-site duties. As a result, we did not maintain adequate segregation of duties within our critical financial reporting applications, the related modules and financial reporting processes. This control deficiency could result in a misstatement of balance sheet and income statement accounts in our interim or annual consolidated financial statements that would not be detected. Accordingly, management has determined that this control deficiency constitutes a material weakness. No audit adjustments to our audited financial statements as of June 30, 2009 or 2010 were necessary as a result of this condition.

To address and remediate the material weakness in internal control over financial reporting described above, beginning with the quarter ended September 30, 2008 and continuing through the quarter ended December 31, 2010, we instituted a procedure whereby our President, our Executive Vice President and other members of our Board of Directors perform a higher level review of the Quarterly and Annual Reports on Form 10-Q and Form 10-K prior to filing.

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

To address and remediate the material weakness in internal control over financial reporting described above, beginning in the quarter ended September 30, 2009 and continuing through the quarter ended December 31, 2010, we implemented procedures to improve our inventory controls and documentation surrounding inventory valuation for overhead rates, and performed procedures to ensure that the pricing of inventory items was consistent with the supporting documentation. No audit adjustments to our audited financial statements as of June 30, 2010 were necessary as a result of this condition. We believe that the step outlined above strengthens our internal control over financial reporting and mitigates the material weakness described above.

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

As of December 31, 2010, we do not have sufficient cash to continue operations for the next three months and if we do not obtain funding for our operations, we may cease to exist as a going concern.

For the quarter ended December 31, 2010, our cash and cash equivalents decreased by $166,820, and our operating loss for the quarter was $316,022.  As of December 31, 2010, we had $99,588 in cash and cash equivalents.  If our cash reserves decrease in the future, we will be required to seek additional funding for operations. We predict that we will not have sufficient cash to continue operations through the next three months unless we receive additional funding for operations. We are actively pursuing several options to manage cash flow and raise capital including issuing debt, equity or entering into a strategic alliance. The sale of additional equity or convertible debt securities would result in additional dilution to our stockholders, and debt financing, if available, may involve restrictive covenants that could restrict our operations or finances. Financing may not be available in amounts or on terms acceptable to us, if at all. If we cannot raise funds on acceptable terms or achieve positive cash flow, we may not be able to continue to conduct operations, develop new products, grow market share, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements, any of which would negatively impact our business, operating results and financial condition. If we are not successful in increasing our revenues, reducing our expenses or raising additional equity capital to generate sufficient cash flows to meet our obligations as they come due, we may not be able to continue as a going concern.

Items 2. Unregistered Sales of Equity Securities and Use of Proceeds.

We did not issue any unregistered securities during the quarter ended December 31, 2010.

We purchased issued and outstanding shares of our common stock as follows:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
12/1/2010 — 12/31/2010	47,397(1)	$0.01	0	0

(1)  We purchased 47,397 shares of common stock from Special Situations Fund III QP, L.P. in December 2010 in a private transaction for $0.01 per share.

Item 3. Defaults Upon Senior Securities.

As of December 31, 2010, we are not in default with respect to any indebtedness.

Item 4. Submission of Matters to a Vote of Security Holders.

We did not submit any matters to a vote of security holders during the quarter ended December 31, 2010.

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

10.18	Compensation Agreement with Richard E. Forkey, dated December 3, 2010 (filed as Exhibit 10.11 to the Form 8-K filed December 6, 2010 and incorporated herein by reference).

10.19	Compensation Agreement with Joseph N. Forkey, dated December 3, 2010 (filed as Exhibit 10.12 to the Form 8-K filed December 6, 2010 and incorporated herein by reference).

10.20	Compensation Agreement with Joel R. Pitlor, dated December 3, 2010 (filed as Exhibit 10.13 to the Form 8-K filed December 6, 2010 and incorporated herein by reference).

10.21

Endorsement to 10% Senior Secured Convertible Note by the Company, dated February 7, 2011, and accepted by Special Situations Private Equity Fund, L.P. (filed as Exhibit 10.2 to the Form 8-K filed February 11, 2011 and incorporated herein by reference).

10.22

Endorsement to 10% Senior Secured Convertible Note by the Company, dated February 7, 2011, and accepted by Special Situations Fund III QP, L.P. (filed as Exhibit 10.3 to the Form 8-K filed February 11, 2011 and incorporated herein by reference).

10.23

Endorsement to 10% Senior Secured Convertible Note by the Company, dated February 7, 2011, and accepted by Arnold Schumsky (filed as Exhibit 10.4 to the Form 8-K filed February 11, 2011 and incorporated herein by reference).

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

PRECISION OPTICS CORPORATION, INC.

Date: February 14, 2011	By:	/s/ Joseph N. Forkey
Joseph N. Forkey
Chief Executive Officer (Principal Executive Officer)

Date: February 14, 2011	By:	/s/ Jack P. Dreimiller
Jack P. Dreimiller
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)