Form 10-Q
period 2011-03-31
PRECISION OPTICS CORPORATION INC
filed 2011-05-16
CIK 867840

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

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

The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, at May 16, 2011 was 971,013 shares.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31, 2011	June 30, 2010
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$39,570	$416,040
Accounts Receivable, net	260,160	505,200
Inventories, net	721,479	684,321
Prepaid Expenses	49,557	33,499
Total Current Assets	1,070,766	1,639,060
PROPERTY AND EQUIPMENT
Machinery and Equipment	2,355,968	2,355,968
Leasehold Improvements	553,596	553,596
Furniture and Fixtures	148,303	148,303
Vehicles	19,674	19,674
	3,077,541	3,077,541

Less: Accumulated Depreciation	(3,010,002)	(2,991,441)
Net Property and Equipment	67,539	86,100
OTHER ASSETS
Patents, net	194,166	203,539

TOTAL ASSETS	$1,332,471	$1,928,699
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
10% Senior Secured Convertible Notes	$765,833	$720,833
Accounts Payable	675,799	448,894
Customer Advances	35,992	101,068
Accrued Employee Compensation	713,860	730,241
Accrued Professional Services	56,458	66,000
Accrued Warranty Expense	25,000	25,000
Other Accrued Liabilities	—	912
Total Current Liabilities	2,272,942	2,092,948
STOCKHOLDERS’ EQUITY (DEFICIT)
Common Stock, $0.01 par value -
Authorized - 50,000,000 shares
Issued — 1,018,411 shares at March 31, 2011 and at June 30, 2010	10,184	10,184
Additional Paid-in Capital	38,251,686	38,236,325
Accumulated Deficit	(39,201,867)	(38,410,758)
	(939,997)	(164,249)
Treasury Stock, 47,398 shares, at cost	(474)	—
Total Stockholders’ Equity (Deficit)	(940,471)	(164,249)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$1,332,471	$1,928,699

The accompanying notes are an integral part of these consolidated financial statements.

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED

MARCH 31, 2011 AND 2010

(UNAUDITED)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2011	2010	2011	2010
Revenues	$495,423	$850,939	$1,615,096	$2,160,359

Cost of Goods Sold	361,017	484,303	1,035,663	1,335,938
Gross Profit	134,406	366,636	579,433	824,421

Research and Development Expenses, net	163,672	141,568	637,259	336,231

Selling, General and Administrative Expenses	264,493	306,300	724,923	919,603

Gain on Sale of Assets and Other	(6,443)	(14,259)	(36,434)	(17,612)
Total Operating Expenses	421,722	433,609	1,325,748	1,238,222

Operating Loss	(287,316)	(66,973)	(746,315)	(413,801)

Interest Income	4	480	206	810

Interest Expense	(15,000)	(64,875)	(45,000)	(194,625)

Net Loss	$(302,312)	$(131,368)	$(791,109)	$(607,616)

Loss Per Share - Basic and Diluted	$(0.31)	$(0.13)	$(0.79)	$(0.60)

Weighted Average Common Shares Outstanding - Basic and Diluted	971,013	1,018,411	1,002,669	1,018,411

The accompanying notes are an integral part of these consolidated financial statements.

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED

MARCH 31, 2011 AND 2010

(UNAUDITED)

	Nine Months Ended March 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(791,109)	$(607,616)
Adjustments to Reconcile Net Loss to Net Cash
Used In Operating Activities - Depreciation and Amortization	43,961	60,379
Gain on Sale of Assets	(32,883)	(17,612)
Stock-based Compensation and Consulting Expense	15,361	11,147
Non-cash Interest Expense	45,000	194625
Changes in Operating Assets and Liabilities-
Accounts Receivable, net	245,040	(60,574)
Inventories	(37,158)	1,214
Prepaid Expenses	(16,058)	(609)
Accounts Payable	226,905	40,396
Customer Advances	(65,076)	136,950
Accrued Expenses	(26,835)	180,250
Net Cash Used In Operating Activities	(392,852)	(61,450)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of Property and Equipment	—	(1,063)
Proceeds from Sale of Assets	32,883	17,612
Additional Patent Costs	(16,027)	(29,450)
Net Cash Provided By (Used In) Investing Activities	16,856	(12,901)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of treasury stock (47,398 shares)	(474)	—
Net Cash Used In Financing Activities	(474)	—

NET DECREASE IN CASH AND CASH EQUIVALENTS	(376,470)	(74,351)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	416,040	384,593

CASH AND CASH EQUIVALENTS, END OF PERIOD	$39,570	$310,242

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash Paid for-Income Taxes	$912	$912

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

These consolidated financial statements have been prepared by the Company, without audit, and reflect normal recurring adjustments which, in the opinion of management, are necessary for a fair statement of the results of the third quarter of the Company’s fiscal year 2011. These consolidated financial statements do not include all disclosures associated with annual consolidated financial statements and, accordingly, should be read in conjunction with footnotes contained in the Company’s consolidated financial statements for the year ended June 30, 2010 together with the Report of Independent Registered Public Accounting Firm filed under cover of the Company’s 2010 Annual Report on Form 10-K.

The Company has sustained recurring net losses and negative cash flows from operations for several years. During the quarter ended March 31, 2011, the Company incurred a net loss of $302,312 and used cash in operations of $53,032. As of March 31, 2011, cash and cash equivalents were $39,570, accounts receivable were $260,160 and current liabilities were $2,272,942. The Company and certain Officers and Directors have agreed that deferred officers’ salaries and director consulting expenses accrued at March 31, 2011 will be settled by issuing 245,326 shares of restricted common stock rather than by cash payments. These deferred amounts are included in the Company’s current liabilities at March 31, 2011, totaling $674,645. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.  During the latter part of fiscal year 2008, the Company implemented plans to reduce costs and to streamline operations in an effort to reduce net losses. The Company believes that the recent introduction of several new products, along with new and on-going customer relationships, will generate additional revenues, which are required in order for the Company to achieve profitability. If these additional revenues are not achieved on a timely basis, the Company will be required and is prepared to implement further cost reduction measures, as necessary.

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

Loss Per Share

Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. For the three and nine months ended March 31, 2011 and 2010, the effect of stock options and warrants was antidilutive; therefore, they were not included in the computation of diluted loss per share. The number of shares issuable upon the exercise of outstanding stock options and warrants that were excluded from the computation was 1,112,253 and 992,999 for the three and nine months ended March 31, 2011 and 2010, respectively.

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

2.  INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

	March 31, 2011	June 30, 2010
Raw Materials	$318,700	$335,093
Work-In-Progress	298,652	275,340
Finished Goods	104,127	73,888
Total Inventories	$721,479	$684,321

3.  10% SENIOR SECURED CONVERTIBLE NOTES

On June 25, 2008, the Company entered into a Purchase Agreement, as amended on December 11, 2008, with institutional and other accredited investors (the “Investors”) pursuant to which it sold a total of $600,000 of 10% Senior Secured Convertible Notes (the “Notes”) that are convertible at the Investor’s option into a total of 480,000 shares of the Company’s common stock at a conversion rate of $1.25. The Company also issued warrants to purchase a total of 316,800 shares of its common stock at an exercise price of $1.75 per share (the “Warrants”). Interest accrues on the Notes at a rate of 10% per year and is payable in cash upon the earlier of conversion or maturity of the Notes. The original maturity of the Notes was June 25, 2010 and the Warrants expire on June 25, 2015, subject to extension.  The Investors have since amended the Notes on several dates to extend the “Stated Maturity Date” of the Notes. On May 13, 2011, the Investors further amended the Notes to extend the “Stated Maturity Date” to June 3, 2011. The conversion price of the Notes and the exercise price of the Warrants may be adjusted downward in the event the Company issues shares of common stock or securities convertible into common stock at a price lower than the conversion price of the Notes or exercise price of the Warrants at the time of issuance.

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

The Notes contain covenants binding on the Company and certain events of default including, but not limited, to:

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

The 10% Senior Secured Convertible Notes consist of the following:

	March 31, 2011	June 30, 2010
10% Senior Secured Convertible Notes issued on June 25, 2008, convertible into common stock at $1.25 per share, bearing interest at 10% per annum. Outstanding principal and accrued interest are due at maturity	$600,000	$600,000
Accrued interest—10% coupon	165,833	120,833

	$765,833	$720,833

4.  STOCK-BASED COMPENSATION

Stock-based compensation costs recognized during the three and nine month periods ended March 31, 2011 amounted to $3,176 and $9,528, respectively, and for the three and nine month periods ended March 31, 2010 amounted to $ 3,176 and $11,147, respectively, and were included in the accompanying consolidated statements of operations. No compensation has been capitalized because such amounts would have been immaterial. There was no net income tax benefit recognized related to such compensation for the three and nine month periods ended March 31, 2011 and 2010, as the Company is currently in a loss position.

As of March 31, 2011, the unrecognized compensation costs related to options vesting will be primarily recognized over a period of approximately three months:

OPTIONS	2011	Total

Compensation Expense	$3,176	$3,176

There was no stock option activity during the first nine months of fiscal year 2011.

Information related to the stock options outstanding as of March 31, 2011 is as follows:

Range of Exercise Prices	Number of Shares	Weighted- Average Remaining Contractual Life (years)	Weighted- Average Exercise Price	Exercisable Number of Shares	Exercisable Weighted- Average Exercise Price
$1.35	1,200	8.66	$1.35	1,200	$1.35
$1.25	1,200	7.66	1.25	1,200	1.25
$6.25	1,600	5.67	6.25	1,600	6.25
$7.75	1,200	6.67	7.75	1,200	7.75
$11.50	800	4.67	11.50	800	11.50
$13.75	51,018	5.11	13.75	49,685	13.75
$20.75	37,360	4.21	20.75	37,360	20.75
$1.25-$20.75	94,378	4.75	$15.98	93,045	$16.00

There were no “in-the-money” outstanding and exercisable options as of June 30, 2010 and March 31, 2011.

5.  WARRANTS

During the quarter ended December 31, 2010, the Company issued warrants to purchase 100,000 shares of common stock at an exercise price of $1.00 per share to several consultants to the Company. The warrants are exercisable beginning six months after December 16, 2010 (the issue date) and expire on December 16, 2013. The Black-Scholes option pricing model was used to calculate the fair value of the warrants, which was estimated to be $0.10 per share, or $10,000 in total. The expense associated with issuing the warrants will be recognized ratably over the six-month vesting period. A non-cash charge of $5,000 and $5,833, respectively, was recorded in Selling, General and Administrative Expenses in the quarter and nine months ended March 31, 2011 in the accompanying consolidated statements of operations.

6.  RESTRICTED STOCK

On December 3, 2010, Richard Forkey, who was at the time of the agreement the Company’s Chief Executive Officer, agreed to reduce his annual salary to $100,000 per year, none of which will be deferred, and reduce his vacation accrual by $43,011 at his new rate of pay to $10,000.  He also entered into an agreement to convert all $474,646 of his previously deferred salary into 172,599 shares of our common stock.  One-eighth of the shares vest on January 1, 2012, and one-eighth will vest on the first day of each quarter thereafter, commencing on April 1, 2012, until the shares are fully vested.

On December 3, 2010, Joseph Forkey, who was at the time of the agreement the Company’s Chief Scientific Officer, agreed to reduce his vacation accrual by $4,824 at his current rate of pay, to $10,000.  Joseph Forkey’s salary will remain the same at $120,000 and none of it will be deferred.  He also agreed to convert all $29,999 of his previously deferred salary into 10,909 shares of our common stock.  One-eighth of the shares vest on January 1, 2012, and one-eighth will vest on the first day of each quarter thereafter, commencing on April 1, 2012, until the shares are fully vested.

On December 3, 2010, the Company agreed with Joel Pitlor, Director, to terminate his consulting agreement with the Company.  The Company also agreed to convert all $170,000 of the previously deferred consulting compensation owed to Mr. Pitlor into 61,818 shares of our common stock.  One-eighth of the shares vest on January 1, 2012, and one-eighth shall vest on the first day of each quarter thereafter, commencing on April 1, 2012, until the shares are fully vested.  Mr. Pitlor will remain as a Director of the Company.

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

7.  SALE OF ASSETS

During the nine months ended March 31, 2011 and 2010, respectively, the Company sold equipment that was previously written off for proceeds totaling $32,883 and $14,259, respectively, and recorded a gain of $32,883 and $14,259, respectively, which is included within operating expenses in the accompanying consolidated statements of operations.

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

Results of Operations

Our total revenues for the quarter ended March 31, 2011 were $495,423, as compared to $850,939 for the same period last year, a decrease of $355,516, or 41.8%. Our total revenues for the nine months ended March 31, 2011 were $1,615,096, as compared to $2,160,359 for the same period last year, a decrease of $545,263, or 25.2%. The decrease in revenues for the current quarter and nine months ended March 31, 2011 was due principally to lower unit sales of endocouplers, rigid endoscopes and sales of the advanced surgical visualization system used in spinal surgery. Revenues from our largest customers, as a percentage of total revenues, for the nine months ended March 31, 2011 and 2010, were as follows:

	2011	2010
Customer A	26%	27%
Customer B	20	18
Customer C	20	20
Customer D	—	13
All Others	34	22
	100%	100%

No other customer accounted for more than 10% of our revenues during those periods.

Gross profit for the quarter ended March 31, 2011 was $134,406, which reflects a decrease of $232,230, compared to $366,636 for the same period last year. Gross profit for the quarter ended March 31, 2011 as a percentage of revenues decreased from 43.1% for the quarter ended March 31, 2010 to 27.1% in the current year. Gross profit for the nine months ended March 31, 2011 was $579,433, which reflects a decrease of $244,988, compared to $824,421 for the same period last year. Gross profit for the nine months ended March 31, 2011 as a percentage of revenues decreased from 38.2% for the nine months ended March 31, 2010 to 35.9% in the current year. The decrease in our gross profit percentage in the quarter and nine months ended March 31, 2011 compared to the same period last year was due primarily to lower overall unit sales volume. Our quarterly gross profit and gross profit percentage depend on a number of factors, including overall sales volume and mix of products sold among others and therefore vary from quarter to quarter.

Research and development expenses were $163,672 for the quarter ended March 31, 2011, compared to $141,568 for the same period last year, an increase of $22,104, or 15.6%. Research and development expenses were $637,259 for the nine months ended March 31, 2011, compared to $336,231 for the same period last year, an increase of $301,028, or 89.5%.  The increase in R&D expenses was due primarily to higher labor and material costs incurred on product development activities, and decreased reimbursements from customers for such activities.  Research and development expenses depend on our assessment of new product opportunities and available resources. Research and development expenses were net of reimbursement of related costs of $70,541 and $143,793 during the quarters ended March 31, 2011 and 2010, respectively, and $178,345 and $337,420 during the nine months ended March 31, 2011 and 2010, respectively.

Selling, general and administrative expenses were $264,493 for the quarter ended March 31, 2011, compared to $306,300 for the same period last year, a decrease of $41,807, or 13.6%. Selling, general and administrative expenses were $724,923 for the nine months ended March 31, 2011, compared to $919,603 for the same period last year, a decrease of $194,680, or 21.2%.  The decrease was due primarily to lower administrative salaries and corporate relations expenses, and a reduction in executive salaries, consulting expenses and the accrued vacation liabilities for certain officers in connection with the settlement of deferred compensation liabilities. (See Note 6 to the consolidated financial statements).

Interest expense was $15,000 for the quarter ended March 31, 2011, compared to $64,875 for the same period last year, a decrease of $49,875, or 76.9%. Interest expense was $45,000 for the nine months ended March 31, 2011, compared to $194,625 for the same period last year, a decrease of $149,625, or 76.9%. The decrease was due to discontinuation of the amortization of debt discount on the 10% Senior Secured Convertible Notes issued on June 25, 2008. The debt discount became fully amortized during fiscal year 2010.

No income tax provision was recorded in the first nine months of fiscal year 2011 or 2010 because of the losses generated in those periods.

Liquidity and Capital Resources

As of March 31, 2011, cash and cash equivalents were $39,570, accounts receivable were $260,160 and current liabilities were $2,272,942.  We have agreed with certain Officers and Directors that deferred officers’ salaries and director consulting expenses accrued at March 31, 2011 will be settled by issuing 245,326 shares of restricted common stock rather than by cash payments. These deferred amounts are included in our current liabilities at March 31, 2011, totaling $674,645. We believe that the introduction of several new products during the last four fiscal years, along with new and on-going customer relationships, will continue to generate additional revenues, which are required in order for us to achieve profitability. If these additional revenues are not achieved on a timely basis, we will be required and are prepared to implement further cost reduction measures, as necessary. We predict that we will not have sufficient cash to continue operations through the next three months unless we receive additional funding for operations.

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

Our current financial condition may raise doubt among potential equity investors, customers and suppliers regarding our ability to continue as a going concern, as referenced by the Report of Independent Registered Public Accounting Firm on our financial statements for the year ended June 30, 2010, included in our Annual Report on Form 10-K. We may not be able to obtain working capital funds necessary in the time frame needed and at satisfactory terms to correct the going concern issue.

Contractual cash commitments for the fiscal years subsequent to March 31, 2011 are summarized as follows:

	2011	2012	Thereafter	Total
Operating Leases	$9,638	$7,976	$388	$18,002
Principal & Interest (1)	765,833	—	—	765,833
Totals	$775,471	$7,976	$388	$783,835

(1)                                  This amount may be reduced to the extent the holders of the Senior Secured Convertible Notes elect to convert the principal on the Notes into our common stock.

We have contractual cash commitments related to open purchase orders for fiscal year 2011 of approximately $94,319.

Trends and Uncertainties That May Affect Future Results

For the quarter ended March 31, 2011, our cash and cash equivalents decreased by $60,018, and our operating loss for the quarter was $287,316. As of March 31, 2011, we had $39,570 in cash and cash equivalents.   We predict that we will not have sufficient cash to continue operations through the next three months unless we receive additional funding for operations. We are actively pursuing several options to manage cash flow and raise capital including issuing debt, equity or entering into a strategic alliance. The sale of additional equity or convertible debt securities would result in additional dilution to our stockholders, and debt financing, if available, may involve restrictive covenants that could restrict our operations or finances. Financing may not be available in amounts or on terms acceptable to us, if at all. If we cannot raise funds on acceptable terms or achieve positive cash flow, we may not be able to continue to conduct operations, develop new products, grow market share, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements, any of which would negatively impact our business, operating results and financial condition. If we are not successful in increasing our revenues, reducing our expenses or raising additional equity capital to generate sufficient cash flows to meet our obligations as they come due, we may not be able to continue as a going concern.

The $600,000 principal and $165,833 interest, as of March 31, 2011, on the 10% Senior Secured Convertible Notes are due June 3, 2011. This amount may be reduced to the extent that the holders of the Notes elect to convert some or all of the principal on the Notes into our common stock. Should the holders not elect to convert all or a substantial amount of the balances due on the Notes into our common stock, we will not be able to generate enough cash from our operations to pay these balances in full on the specified due date.  The holders of the Notes have granted us several extensions of the maturity date and we believe the holders will continue to work with us in that regard, however there is no guarantee they will further extend the maturity date.  Additionally, we may renegotiate terms with the holders or refinance this debt and, in either case, if available, the terms may be more burdensome. We are currently exploring the possibility of obtaining additional funding sources to satisfy this repayment obligation.

In the event that the holders do not elect to convert all or a substantial amount of the balances due on the Notes into our common stock, or if we are not able to renegotiate the terms or obtain financing on terms satisfactory to us, or at all, we may ultimately be unable to meet our payment obligations under the Notes. In such event, all unpaid principal and interest will become immediately due and payable, and the holders may pursue any other available remedies. The Notes are secured by a pledge of our assets pursuant to a pledge and security agreement and the security documents ancillary thereto, and in the event we are unable to meet our payment obligations, the holders would have the ability to require that we immediately pay all outstanding indebtedness, and we might not have sufficient assets to satisfy their demands. It is possible that in this event, we may be forced to seek protection under bankruptcy laws, which could harm our future operations and overall financial condition. Additionally, a debt default could significantly diminish the market value and marketability of our common stock.

During the last two quarters of 2008 and continuing through fiscal year 2010, we implemented certain cost containment plans which included focusing on a limited number of products and technologies expected to provide near term revenues, streamlining operations, workforce reductions and deferring certain development initiatives. These measures reduced our overhead expenses.

Going forward, we intend to focus our development efforts on products we believe offer the best prospects to increase our near-term revenues. An example of this is lenses we developed for a new color Night Vision system. During the quarter ended December 31, 2009, we shipped first article pre-production lens systems. These are for use in a new color Night Vision system, and utilize an improved design that offers lower cost and lighter weight while enabling color perception.

We expect our pattern of quarter-to-quarter revenue fluctuations to continue due to the introductory stage of many of our products and the unpredictable timing of orders from customers and the size of those orders in relation to total revenues. Contingent on available funding, we intend to continue to develop and commercialize new products and technical innovations, in particular:

•                  a new generation of endoscopes that incorporate Lenslock™ technology (patent pending);

•                  new components and instruments utilizing our new micro-precision™ lens technology (patent pending) for optical components and endoscopes under 1 mm;

•                  new custom medical products; and

•                  new night vision lenses.

However, if we do not have sufficient capital to develop and commercialize these products, our future revenues may decline if we cannot offer the innovative products the market is seeking. Over the past few years, we have implemented significant changes in new product and technology development by shifting the emphasis of research and development efforts from developing underlying technologies to commercialization of the applications of these new technologies. These have already been realized to some degree in a number of areas. Over the past two to three years, our efforts have produced revenues from our new micro-precision™ lens products and new Lenslock™ endoscopes. Recent initiatives in the area of micro-precision™ lenses address specific customer opportunities in different medical specialty applications. In endoscope technologies, we continue new product offerings in our Lenslock™ line of medical endoscopes, as well as custom devices for minimally invasive surgery (MIS). We believe that our Lenslock™ and associated MIS device technology technology has advantages over competitive products due to ease of manufacture and repair, superior performance, significant cost effectiveness and quality of repair. We anticipate that further incorporating this technology into our endoscope product line will lead to increased sales.

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

To address and remediate the material weakness in internal control over financial reporting described above, beginning with the quarter ended September 30, 2008 and continuing through the quarter ended March 31, 2011, we instituted a procedure whereby our President and other members of our Board of Directors perform a higher level review of the Quarterly and Annual Reports on Form 10-Q and Form 10-K prior to filing.

We believe that the step outlined above strengthens our internal control over financial reporting and mitigates the material weakness described above. As part of our fiscal year 2011 assessment of internal control over financial reporting, our management has evaluated this additional control and has determined that it is operating effectively.

Inventory Valuation: As previously disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2009, we reported a material weakness with respect to the valuation of our inventories. Specifically, the amounts used to value our inventory at June 30, 2009 with respect to overhead rates and purchased items were often inconsistent with the supporting documentation, due to year-to-year changes in overhead rates and costs of purchased items that were not properly reflected in inventory valuation. Accordingly, management had determined that this control deficiency constituted a material weakness as of June 30, 2009. No audit adjustments to our audited financial statements as of June 30, 2009 or 2010 were necessary as a result of this condition.

To address and remediate the material weakness in internal control over financial reporting described above, beginning in the quarter ended September 30, 2009 and continuing through the quarter ended March 31, 2011, we implemented procedures to improve our inventory controls and documentation surrounding inventory valuation for overhead rates, and performed procedures to ensure that the pricing of inventory items was consistent with the supporting documentation. We believe that the step outlined above strengthens our internal control over financial reporting and mitigates the material weakness described above.

We intend to continue to remediate material weaknesses and enhance our internal controls but cannot guarantee that our efforts will result in remediation of our material weaknesses or that new issues will not be exposed in this process.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the third quarter of our fiscal year covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

Other than as described below, there have been no material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K filed on September 21, 2010 in response to Item 1A. to Part 1 of Form 10-K.

As of March 31, 2011, we do not have sufficient cash to continue operations for the next three months and if we do not obtain funding for our operations, we may cease to exist as a going concern.

For the quarter ended March 31, 2011, our cash and cash equivalents decreased by $60,018, and our operating loss for the quarter was $287,316.  As of March 31, 2011, we had $39,570 in cash and cash equivalents. We predict that we will not have sufficient cash to continue operations through the next three months unless we receive additional funding for operations. We are actively pursuing several options to manage cash flow and raise capital including issuing debt, equity or entering into a strategic alliance. The sale of additional equity or convertible debt securities would result in additional dilution to our stockholders, and debt financing, if available, may involve restrictive covenants that could restrict our operations or finances. Financing may not be available in amounts or on terms acceptable to us, if at all. If we cannot raise funds on acceptable terms or achieve positive cash flow, we may not be able to continue to conduct operations, develop new products, grow market share, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements, any of which would negatively impact our business, operating results and financial condition. If we are not successful in increasing our revenues, reducing our expenses or raising additional equity capital to generate sufficient cash flows to meet our obligations as they come due, we may not be able to continue as a going concern.

Items 2. Unregistered Sales of Equity Securities and Use of Proceeds.

We did not issue any unregistered securities during the quarter ended March 31, 2011.

Item 3. Defaults Upon Senior Securities.

As of March 31, 2011, we are not in default with respect to any senior indebtedness.

Item 4. [ Removed and Reserved ]

Item 5. Other Information.

On June 25, 2008, we entered into a Purchase Agreement, as amended on December 11, 2008, with certain accredited investors (the “Investors”) pursuant to which we sold an aggregate of $600,000 of 10% Senior Secured Convertible Notes (the “Notes”).  The Investors amended the Notes on several dates to extend the “Stated Maturity Date” of the Notes.  On May 13, 2011, the Investors further amended the Notes to extend the “Stated Maturity Date” to June 3, 2011.  We believe the Investors will continue to work with us to reach a positive outcome on the Note repayment.

Item 6. Exhibits.

Exhibit	Description

2.1	Asset Purchase Agreement between the Company and Optometrics Corporation, dated January 18, 2008 (included as Exhibit 2.1 to the Form 8-K filed January 25, 2008 and incorporated herein by reference).

3.1	Articles of Organization of the Company, as amended (included as Exhibit 3.1 to the Form SB-2 filed March 16, 2007 and incorporated herein by reference).

3.2	Bylaws of Precision Optics Corporation (incorporated herein by reference to the Company’s 1991 Annual Report on Form 10-KSB).

3.3	Articles of Amendment, dated December 11, 2008 (included as Exhibit 3.1 to the Form 8-K filed December 11, 2008 and incorporated herein by reference).

4.1	Registration Rights Agreement, dated March 17, 2000 (included as Exhibit 4.4 to the Form S-3 filed April 28, 2000 and incorporated herein by reference).

4.2	Registration Rights Agreement, dated June 30, 1998 (included as Exhibit 4.9 to the Form 10-KSB filed September 29, 1998 and incorporated herein by reference).

4.3	Registration Rights Agreement, dated August 5, 1999 (included as Exhibit 4.7 to the Form 10-KSB filed September 28, 1999 and incorporated herein by reference).

4.4	Registration Rights Agreement, dated February 1, 2007 (included as Exhibit 4.1 to the Form 8-K filed February 2, 2007 and incorporated herein by reference).

4.5	Form of Warrant to Purchase Shares of Common Stock (included as Exhibit 4.2 to the Form 8-K filed February 2, 2007 and incorporated herein by reference).

4.6	Registration Rights Agreement, dated June 25, 2008 (included as Exhibit 4.1 to the Form 8-K filed June 27, 2008 and incorporated herein by reference).

4.7	Form of Warrant, dated June 25, 2008 (included as Exhibit 4.2 to the Form 8-K filed June 27, 2008 and incorporated herein by reference).

4.8	Form of 10% Senior Secured Convertible Note, dated June 25, 2008 (included as Exhibit 4.3 to the Form 8-K filed June 27, 2008 and incorporated herein by reference).

10.1	Precision Optics Corporation, Inc. 1997 Incentive Plan, as amended and restated (included as Exhibit 10.1 to the Form 10-QSB filed November 13, 2003 and incorporated herein by reference).

10.2	Securities Purchase Agreement between the Company and investors, dated March 13, 2000 (included as Exhibit 2.1 to the Form S-3 filed April 28, 2000 and incorporated herein by reference).

10.3	Form of Securities Purchase Agreement between the Company and investors (included as Exhibit 10.1 to the Form 8-K filed April 19, 2006 and incorporated herein by reference).

10.4	Precision Optics Corporation, Inc. 2006 Equity Incentive Plan (included as Exhibit 99.1 to the Form 8-K filed December 4, 2006 and incorporated herein by reference).

10.5	Purchase Agreement between the Company and investors, dated February 1, 2007 (included as Exhibit 10.1 to the Form 8-K filed February 2, 2007 and incorporated herein by reference).

10.6	Form of Incentive Stock Option Certificate (included as Exhibit 10.1 to the Form 10-QSB filed February 14, 2007 and incorporated herein by reference).

10.7	Form of Nonstatutory Stock Option Certificate (included as Exhibit 10.2 to the Form 10-QSB filed February 14, 2007 and incorporated herein by reference).

10.8	Purchase Agreement by and among the Company and each investor named therein, dated June 25, 2008 (included as Exhibit 10.1 to the Form 8-K filed June 27, 2008 and incorporated herein by reference).

10.9

Pledge and Security Agreement by and among the Company and each investor named therein, dated June 25, 2008 (included as Exhibit 10.2 to the Form 8-K filed June 27, 2008 and incorporated herein by reference).

10.10	Consulting Agreement between the Company and Jack P. Dreimiller, dated August 15, 2008 (included as Exhibit 10.1 to the Form 8-K filed August 18, 2008 and incorporated herein by reference).

10.11

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

10.14	Compensation Agreement with Richard E. Forkey, dated December 3, 2010 (filed as Exhibit 10.11 to the Form 8-K filed December 6, 2010 and incorporated herein by reference).

10.15	Compensation Agreement with Joseph N. Forkey, dated December 3, 2010 (filed as Exhibit 10.12 to the Form 8-K filed December 6, 2010 and incorporated herein by reference).

10.16	Compensation Agreement with Joel R. Pitlor, dated December 3, 2010 (filed as Exhibit 10.13 to the Form 8-K filed December 6, 2010 and incorporated herein by reference).

10.17	Endorsement to 10% Senior Secured Convertible Note by the Company, dated May 13, 2011, and accepted by Special Situations Private Equity Fund, L.P. (filed herewith).

10.18	Endorsement to 10% Senior Secured Convertible Note by the Company, dated May 13, 2011, and accepted by Special Situations Fund III QP, L.P. (filed herewith).

10.19	Endorsement to 10% Senior Secured Convertible Note by the Company, dated May 13, 2011, and accepted by Arnold Schumsky (filed herewith).

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRECISION OPTICS CORPORATION, INC.

Date: May 16, 2011	By:	/s/ Joseph N. Forkey
Joseph N. Forkey
Chief Executive Officer
(Principal Executive Officer)

Date: May 16, 2011	By:	/s/ Jack P. Dreimiller
Jack P. Dreimiller
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)