Form 10-K
period 2011-06-30
PRECISION OPTICS CORPORATION INC
filed 2011-09-28
CIK 867840

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2011

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

State the aggregate market value of the voting and non-voting common equity, held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $36,712 (based on a total of 244,746 shares of the registrant’s common stock held by non-affiliates on December 31, 2010, at the closing price of $0.15 per share).

The number of shares of outstanding common stock of the registrant as of September 28, 2011 was 971,013.

DOCUMENTS INCORPORATED BY REFERENCE:  None.

PRECISION OPTICS CORPORATION, INC.

FORM 10-K

PART I

This Annual Report contains forward-looking statements as defined under the federal securities laws. All statements other than statements of historical facts included in this Annual Report on Form 10-K regarding our financial performance, business strategy and plans and objectives of management for future operations and any other future events are forward-looking statements and based on our beliefs and assumptions. Words such as “may,” “will,” “expect,” “might,” “believe,” “anticipate,” “intend,” “could,” “estimate,” “project,” “plan,” and other similar words are one way to identify such forward-looking statements. Actual results could vary materially from these forward-looking statements. Such statements reflect our current view with respect to future events and are subject to certain risks, uncertainties, and assumptions including, without limitation, those risks and uncertainties contained in the Risk Factors section of this Annual Report on Form 10-K and our other filings made with the SEC. Although we believe that our expectations are reasonable, we can give no assurance that such expectations will prove to be correct. Based upon changing conditions, any one or more of these events described herein as anticipated, believed, estimated, expected or intended may not occur. All prior and subsequent written and oral forward- looking statements attributable to our Company or persons acting on our behalf are expressly qualified in their entirety by this cautionary statement. We do not intend to update any of the forward-looking statements after the date of this Annual Report to conform these statements to actual results or to changes in our expectations, except as required by law.

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

Principal Products and Services and Methods of Distribution.

Medical Products: Since 1982, we have manufactured medical products such as endoscopes, as well as image couplers, beamsplitters and adapters, all of which are used as accessories to endoscopes. We have developed and sold endoscopes incorporating various optical technologies for use in a variety of minimally invasive surgical and diagnostic procedures. Our current line of specialized endoscopes includes arthroscopes, which are used in joint surgery, laryngoscopes, which are used in the diagnosis of diseases of the larynx, laparoscopes, which are used in abdominal surgery, ENT scopes, which are used for ear, nose and throat procedures, and stereo endoscopes and cameras, which are used in cardiac and general surgery and enable surgeons to visualize the surgical field in 3-D imagery.

We produce autoclavable endoscopes for various applications, which are CE marked and therefore certified for sale throughout the European Economic Area and have been designed and tested to withstand sterilization by autoclave, which is sterilization in superheated steam under pressure, as well as all other commonly used medical sterilization means. The major benefits of instruments that can be autoclaved include increased patient safety, quick turnaround, and elimination of hazardous sterilant and by-product materials, all of which provide increased value to the user compared to alternative sterilization methods.

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

Medical Products - Next Generation Lenslock™ Endoscopes: We continue to develop and ship our next generation endoscopes that incorporate our leading proprietary patented Lenslock™ technology. We have shipped over 800 ENT endoscopes with diameter of 2.7 mm that incorporate Lenslock™ technology. We have completed prototypes of our 4 mm Lenslock™ sinuscope, and 5 mm Lenslock™ laproscope, and are actively pursuing development of our new 4 mm Lenslock™ wide field arthroscope. We believe that Lenslock™ technology has advantages over competing products due to the ease of manufacture and repair, superior image quality, significant cost effectiveness and quality of repair. Further, we believe that incorporating Lenslock™ technology into our endoscope product line could lead to increased sales of this product.

Medical Products - Sub-millimeter Optics and Endoscopes: Utilizing developed proprietary techniques, including our patented micro-precision™ lens fabrication technology, we design and manufacture ultra-small lenses, prisms and assemblies with sizes as small as 0.2 mm. Assemblies range in complexity from the combination of two lens elements to entire imaging systems utilizing multiple micro-optical elements in combination with larger, conventional optics. Developments in medical procedures requiring minimally invasive visualization in very small spaces, in such specialties as spinal surgery, neurosurgery, cardiothoracic surgery, cardiology and pulmonology, have led to products requiring lenses and endoscopes as small as 0.2 mm in diameter.

Utilizing our proprietary technology, we currently manufacture a number of products with length and/or diameter less than 1 mm and are actively expanding our product line in this area.

Medical Products - Custom Design and Device Production: We design and manufacture custom optical medical products to satisfy our customers’ specific requirements. During fiscal year 2007, we completed development and began shipments of an advanced surgical visualization system to a significant new customer. We have received follow-on orders with deliveries continuing into fiscal year 2012. The size and extent of future follow-on orders will depend on market acceptance and other considerations.

Industrial Products: In addition to our medical products, we also sell components and assemblies such as image couplers and beamsplitters specially designed for industrial use, including the video-monitored examination of a variety of industrial cavities and interiors, as well as specialized borescopes for industrial applications. Utilizing micro-precision™ technology, we also design and manufacture sub-millimeter optical components and assemblies for industrial use.

Night Vision Optics: We continue to pursue a partnership effort for the proprietary development of a new class of color night vision devices including a patented eyepiece lens. We expect that the product incorporating our night vision lenses will be evaluated by the U.S. government in the near future. We cannot control the timing of current evaluations and cannot therefore predict when, if ever, these night vision lenses might begin to generate revenue.

Optical System Design and Development Services: We are able to provide customers with advanced lens design, imaging analysis, optical system design, structural design and analysis, prototype production and evaluation, optics testing, and optical system assembly. Some of our efforts have led to optical system production business for our Company, and we believe our prototype development service may lead to new product production from time to time.

Competition and Markets.

We sell our products in a highly competitive market and we compete for business with both foreign and domestic manufacturers. Many of our current competitors are larger than us and have substantially greater resources than we do. In addition, there is an ongoing risk that other domestic or foreign companies who do not currently service or manufacture products for our target markets, some with greater experience in the optics industry and greater financial resources than we have, may seek to produce products or services that compete directly with ours.

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

We believe that, while our resources are substantially more limited than those of our competitors, we can compete successfully in this market on the bases of product quality, price, delivery and innovation.

Marketing.

Previously, we made significant efforts to update our sales and marketing activities. As part of these efforts, we generated and continue to generate new marketing materials for recently developed products, including a newly designed website, www.poci.com. Information on our website is not intended to be integrated into this report. Since initiating these efforts and on an ongoing basis, we have taken a much more comprehensive view of trade show opportunities, targeting those with specific relevance to recently developed products. We believe these efforts afford us a greater opportunity to reach and follow up with a broader customer base than we have previously been able to reach. These efforts have contributed to recent year-over-year revenue increases, and continue to generate prospects for our leading technologies including Lenslock™, micro-precision™, and custom applications of our core optical capabilities. This includes renewed interest in some of our well-developed products such as our “classic” autoclavable endoscopes and endocouplers, as well as new applications with our micro (fiberoptic) endoscopes.

International Business.

We have had negligible direct export sales to date. However, our medical products have received the CE Mark Certification, which permits sales into the European Economic Area. We may establish or use production facilities overseas to produce key components for our business, such as lenses. Since the 1990s we have maintained a Hong Kong subsidiary to support business and quality control activities as required throughout Asia. We believe that the cost savings from such production may be essential to our ability to compete on a price basis in the medical products area particularly and to our profitability generally.

Research and Development.

We believe that our future success depends to a large degree on our ability to continue to conceive and develop new optical products and services to enhance the performance characteristics and methods of manufacture of existing products. Research and development expenses are incurred on our own proprietary products and technology as well as on custom projects on behalf of customers. Accordingly, we expect to continue to seek to obtain product-related design and development contracts with customers and to invest our own funds on research and development. We spent $825,033 of our own funds net of reimbursements billed to customers of $195,676 on research and development in fiscal year 2011 and $529,406 of our own funds net of reimbursements billed to customers of $374,284 on research and development during fiscal year 2010.

We are currently incorporating our patented Lenslock™ technology into our line of endoscopes. This proprietary technology ensures lower cost, easier reparability and enhanced durability. We are also aggressively pursuing the design, development and manufacture of ultra-small instruments, some with lenses less than 1 mm in diameter, utilizing our new patented micro-precision™ lens technology.

Raw Materials and Principal Suppliers.

The basic raw material of the majority of our product line is precision grade optical glass, which we obtain from a few suppliers, principally SCHOTT North America, Inc. and Ohara Corporation. For optical thin film coatings, the basic raw materials we utilize are metals and dielectric compounds, which we obtain from a variety of chemical suppliers. Certain of the thin film coatings utilized in our products are currently procured from an outside supplier, but most thin film coatings are produced in-house. We believe that our demand for these raw materials and thin film coating services is small relative to the total supply, and that the materials and services required for the production of our products are currently available in sufficient production quantities and will be available for fiscal year 2012. We believe, however, that there are relatively few suppliers of the high quality lenses and prisms, which our endoscopes require. In response, we have established our own optical shop for producing ultra-high quality prisms, micro-optics and other specialized optics for a variety of medical and industrial applications.

Patents and Trademarks.

We rely, in part, upon patents, trade secrets and proprietary knowledge as well as personnel policies and employee confidentiality agreements concerning inventions and other creative efforts to develop and to maintain our competitive position. We do not believe that our business is dependent upon any patent, pending patent or license, although we believe that trade secrets and confidential know-how may be important to our technological and commercial success.

We plan to file for patents, copyrights and trademarks in the United States and in other appropriate countries to protect our intellectual property rights to the extent practicable. We hold rights to several United States and foreign patents and have patent applications pending, including applications for our new generation of 3-D endoscopes. These patents have expiration dates ranging from November 2011 to August 2026. We are not aware of any infringements of these patents. While we believe that our pending applications relate to patentable devices or concepts, these patents may not ultimately be issued and we may not be able to successfully defend these patents or effectively limit the development of competitive products and services.

In July 2011, we entered into an asset purchase agreement with Intuitive Surgical Operations, Inc., in which we received $2.5 million in connection with the sale of certain intellectual property. Pursuant to the agreement, we agreed to assign to Intuitive Surgical all of our currently issued and non-expired patents and pending patent applications, and in return, Intuitive Surgical agreed to grant to us a royalty-free, worldwide license to these patents in fields outside of medical robotics.

Employees.

As of June 30, 2011, we had 25 employees, 23 of which were full-time employees. There were 13 employees in manufacturing, 6 in engineering/research and development, 1 in sales and marketing and 5 in finance and administration. We are not a party to any collective bargaining agreements. We believe our relations with our employees are good.

Customers.

Revenues from our largest customers, as a percentage of total revenues, for fiscal years 2011 and 2010 were as follows:

	2011	2010
Customer A	24%	33%
Customer B	22	19
Customer C	17	17
Customer D	1	11
All Others	36	20
	100%	100%

No other customer accounted for more than 10% of our revenues in fiscal years 2011 and 2010. At June 30, 2011, receivables from our largest customers were 26%, 16%, 15%, 14% and 10% of total accounts receivable.

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

We notified the FDA of our intent to market our endoscopes, image couplers, beamsplitters, adapters and video ophthalmoscopes, and the FDA has determined that we may market such devices, subject to the general controls provisions of the Food, Drug and Cosmetic Act. We obtained this FDA permission without the need to undergo a lengthy and expensive approval process due to the FDA’s determination that such devices met the regulatory standard of being substantially equivalent to an existing FDA-approved device.

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

Foreign Requirements. Sales of medical device products outside the United States are subject to foreign regulatory requirements that may vary from country to country. Our failure to comply with foreign regulatory requirements would jeopardize our ability to market and sell our products in foreign jurisdictions. The regulatory environment in the European Union for medical device products differs from that in the United States. Medical devices sold in the European Economic Area must bear the CE mark. Devices are classified by manufacturers according to the risks they represent, with a classification of Class III representing the highest risk devices and Class I representing the lowest risk devices. Once a device has been classified, the manufacturer can follow one of a series of conformity assessment routes, typically through a registered quality system, and demonstrate compliance to a “European Notified Body.” The CE mark may then be applied to the device. Maintenance of the system is ensured through annual on-site audits by the notified body and a post-market surveillance system requiring the manufacturer to submit serious complaints to the appropriate governmental authority. All of our medical products are CE mark certified.

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

If the economic downturn continues, our customers may delay, reduce or cancel their purchases of our products, particularly if they or their customers have difficulty obtaining credit, which could reduce our revenues. The economic downturn could increase competition which could have the effect of reducing our prices. We could incur losses if a customer’s business fails and they are unable to pay us, or pay us on a timely basis. Likewise, if our suppliers have difficulty in obtaining credit or in operating their businesses, they may not be able to provide us with the materials we use to manufacture our products. These actions could result in reduced revenues and higher operating costs, and have an adverse effect on our results of operations and financial condition.

We rely on a small number of customers who may not consistently purchase our products in the future and if we lose any one of these customers, our revenues may decline.

In the fiscal year ended June 30, 2011, our three largest customers represented approximately 24%, 22% and 17%, respectively, of our total revenues. In the fiscal year ended June 30, 2010, our four largest customers represented approximately 33%, 19%, 17% and 11%, respectively, of our total revenues. No other customer accounted for more than 10% of our revenues during those periods. At June 30, 2011, receivables from our five largest customers were 26%, 16%, 15%, 14% and 10%, respectively, of the total accounts receivable.

In the future, a small number of customers may continue to represent a significant portion of our total revenues in any given period. These customers may not consistently purchase our products at a particular rate over any subsequent period. A loss of any of these customers could adversely affect our revenues.

Negative economic conditions increase the risk that we could suffer unrecoverable losses on our customers’ accounts receivable which would adversely affect our financial results.

At June 30, 2011, receivables from our five largest customers were 26%, 16%, 15%, 14% and 10%, respectively, of the total accounts receivable. While we believe we have a varied customer base and have experienced strong collections in the past, if current economic conditions fail to improve we may experience changes in our customer base, including reductions in purchasing commitments, which could also have a material adverse effect on our revenues and liquidity. We have not purchased insurance on our accounts receivable balances.

We rely heavily upon the talents of our Chief Executive Officer, the loss of whom could severely damage our business.

Our performance depends to a large extent on a small number of key scientific, technical, managerial and marketing personnel. In particular, we believe our success is highly dependent upon the services and reputation of our Chief Executive Officer, Dr. Joseph N. Forkey. The loss of Dr. Forkey’s services could severely damage our business. Dr. Forkey provides highly valuable contributions to our capabilities in optical instrument development, in management of new technology and in potentially significant longer-term initiatives in biophysics and biomedical instrumentation.

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

The FDA allows us to market the medical products we currently sell in the United States. However, prior FDA approval may be required before we can market additional medical products that we may develop in the future. We may also seek to sell current or future medical products in a manner that requires us to obtain FDA permission to market such products. We may also require the regulatory approval or license of other federal, state or local agencies or comparable agencies in other countries.

We may not continue to receive the FDA’s permission to market our current products or may not obtain the necessary regulatory permission, approvals or licenses for the marketing of any of our future products. Also, we cannot predict the impact on our business of FDA regulations or determinations arising from future legislation or administrative action. If we lose the FDA’s permission to market our current products or we do not obtain regulatory permission to market our future products, our revenues may decline and our business may be harmed.

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

Third parties may infringe on our intellectual property and, as a result, we could incur significant expense in protecting our patents or not have sufficient resources to protect them.

We utilize a number of licensed patents that are important to our business. In July 2011, we entered into an asset purchase agreement with Intuitive Surgical Operations, Inc., in which we received $2.5 million in connection with the sale of certain intellectual property. Pursuant to the agreement, we agreed to assign to Intuitive Surgical all of our currently issued and non-expired patents and pending patent applications and, in return, Intuitive Surgical agreed to grant to us a royalty-free, worldwide license to these patents in fields outside of medical robotics.

Although we are not currently aware of any past or present infringements of our patents, we plan, jointly with Intuitive Surgical, to protect these patents from infringement and obtain additional patents whenever feasible. To this end, we have obtained confidentiality agreements from our employees and consultants and others who have access to the design of our products and other proprietary information. Protecting and obtaining patents, however, is both time consuming and expensive. We therefore may not have the resources necessary to assert all potential patent infringement claims or pursue all patents that might be available to us. If our competitors or other third parties infringe on our patents, our business may be harmed.

Third parties may claim that we have infringed on their patents and, as a result, we could be prohibited from using all or part of any technology used in our products.

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

We require certain key supplies for our products, particularly precision grade optical glass, that are available from only a few sources, each of which is located outside the United States. Additionally, we rely on outside vendors to grind and polish certain of our lenses and other optical components, such as prisms and windows. Based upon our ordering experience to date, we believe the materials and services required for the production of our products are currently available in sufficient quantities. Our requirements are small relative to the total supply, and we are not currently encountering problems with availability. However, this does not mean that we will continue to have timely access to adequate supplies of essential materials and services in the future or that supplies of these materials and services will be available on satisfactory terms when the need arises. Our business could be severely damaged if we become unable to procure essential materials and services in adequate quantities and at acceptable prices.

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

Like any manufacturer, we are and always have been exposed to liability claims resulting from the use of our products. We maintain product liability insurance to cover us in the event of liability claims, and as of September 28, 2011, no such claims have been asserted or threatened against us. However, our insurance may not be sufficient to cover all possible future product liabilities.

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

Our quarterly financial results vary quarter to quarter and depend on many factors. As a result, we cannot predict with a high degree of certainty our operating results in any particular fiscal quarter.

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

The industries in which we operate are highly competitive. Many of our existing and potential competitors have greater financial resources and manufacturing capabilities, more established and larger marketing and sales organizations and larger technical staffs than we have. Other companies, some with greater experience in the telecommunications, optics, semiconductor or medical products industries, are seeking to produce products and services that compete with our products and services.

RISKS RELATED TO OUR STOCK

Trading in our common stock is limited and the price of our common stock may be subject to substantial volatility.

Our common stock was delisted from the NASDAQ Capital Market at the opening of business on December 27, 2005. Our common stock (OTCQB: PEYE) trades on OTCQB, the OTC market tier for companies that report to the SEC. We expect our common stock to continue to trade on the OTCQB for the foreseeable future. Broker-dealers may decline to trade in OTCQB stocks given the market for such securities is often limited, the stocks are more volatile and the risk to investors is greater. These factors may reduce the potential market for our common stock by reducing the number of potential investors. This may make it more difficult for investors in our common stock to sell shares to third parties or to otherwise dispose of their shares. This could cause our stock price to decline.

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

As of June 30, 2011, there were 94,138 shares of our common stock issuable upon exercise of stock options outstanding, at a weighted average exercise price of $15.97 per share. A total of 139,898 shares of our common stock, including shares rolled forward from the 1997 Incentive Plan, are reserved for issuance under our 2006 Equity Incentive Plan as of June 30, 2011. Also outstanding as of June 30, 2011 are warrants for the issuance of an additional 1,017,875 shares of our common stock, at a weighted average exercise price of $3.79 per share. The foregoing information gives effect to a 1 for 25 reverse stock split effective December 11, 2008. Moreover, we expect to issue additional shares and options to purchase shares of our common stock to compensate employees, consultants and directors, and we may issue additional shares to raise capital. Any such issuances will have the effect of further diluting the interest of the holders of our securities.

ITEM 2.  PROPERTIES.

We conduct our domestic operations at two facilities in Gardner, Massachusetts. The main Gardner facility is leased from a corporation owned by an individual who serves on our board of directors. The lease terminated in December 1999 and we are currently a tenant-at-will. We rent the other Gardner facility on a month-to-month basis. We rent office space in Hong Kong for sales, marketing and supplier quality control and liaison activities related to our Hong Kong subsidiary.

We believe these facilities are adequate for our current operations and are adequately covered by insurance. Significant increases in production or the addition of significant equipment additions or manufacturing capabilities in connection with the production of our line of endoscopes and other products may, however, require the acquisition or lease of additional facilities. We may establish production facilities domestically or overseas to produce key assemblies or components, such as lenses, for our products. Overseas facilities may subject us to the political and economic risks associated with overseas operations. The loss of or inability to establish or maintain such additional domestic or overseas facilities could materially adversely affect our competitive position and profitability.

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

ITEM 4.  (REMOVED AND RESERVED).

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock (OTCQB: PEYE) is quoted on  OTCQB, the OTC market tier for companies that report to the SEC. Our common stock was quoted on the OTCBB until February 23, 2011.  The following table sets forth the high and low bid prices for our common stock for each quarter during the last two fiscal years as quoted on OTCQB. Such OTC market quotations reflect inter-dealer prices, without retail markup, markdown or commissions and may not necessarily represent actual transactions.

	High	Low
For the Fiscal Year Ended June 30, 2010
First Quarter ended September 30, 2009	$2.00	$1.10
Second Quarter ended December 31, 2009	$1.75	$1.10
Third Quarter ended March 31, 2010	$2.00	$0.85
Fourth Quarter ended June 30, 2010	$3.10	$0.01

For the Fiscal Year Ended June 30, 2011
First Quarter ended September 30, 2010	$3.60	$0.02
Second Quarter ended December 31, 2010	$1.50	$0.10
Third Quarter ended March 31, 2011	$0.27	$0.15
Fourth Quarter ended June 30, 2011	$0.30	$0.20

For the Fiscal Year Ended June 30, 2012
First Quarter ended September 30, 2011 (through September 27, 2011)	$1.50	$0.20

Holders

As of September 15, 2011, we had approximately 100 holders of record of our common stock. Holders of record include nominees who may hold shares on behalf of multiple owners.

Dividends

We have not declared any dividends during the last two fiscal years. At present, we intend to retain our earnings, if any, to finance research and development and expansion of our business.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

We did not sell any unregistered equity securities during the quarter ended June 30, 2011.

ITEM 6.  SELECTED FINANCIAL DATA.

As a Smaller Reporting Company as defined by Rule 12b-2 of the Exchange Act and in Item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this Item.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Financial Statements and Notes thereto, and other financial information included elsewhere in this Annual Report on Form 10-K. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains descriptions of our expectations regarding future trends affecting our business. The following discussion sets forth certain factors we believe could cause actual results to differ materially from those contemplated by the forward-looking statements.

Overview

We have been a developer and manufacturer of advanced optical instruments since 1982. We design and produce high-quality micro-optics, medical instruments and other advanced optical systems. Our medical instrumentation line includes laparoscopes, arthroscopes and endocouplers and a world-class product line of 3-D endoscopes for use in minimally invasive surgical procedures.

We are currently developing specialty instruments incorporating our patented Lenslock™ technology that ensure lower cost, easier reparability and enhanced durability as compared to other design approaches used in the industry. We are also aggressively pursuing ultra-small instruments, some with lenses less than 1 mm in diameter, utilizing patented micro-precision™ lens technology.

We are registered to the ISO 9001:2008 and ISO 13485:2003 Quality Standards and comply with the FDA Good Manufacturing Practices and the European Union Medical Device Directive for CE marking of our medical products. Our internet website is www.poci.com. Information on our website is not intended to be integrated into this report.

The areas in which we do business are highly competitive and include both foreign and domestic competitors. Many of our competitors are larger and have substantially greater resources than we do. Furthermore, other domestic or foreign companies, some with greater financial resources than we have, may seek to produce products or services that compete with ours. We routinely outsource specialized production efforts as required to obtain the most cost effective production. Over the years, we have achieved extensive experience with other optical specialists worldwide.

Since the 1990s, we have maintained a Hong Kong subsidiary to support business and quality control activities as required throughout Asia. We believe that the cost savings from such production are essential to our ability to compete on a price basis in the medical products area in particular and to our profitability in general.

We believe that competition for sales of our medical products and services, which have been principally sold to original equipment manufacturer, or OEM, customers, is based on performance and other technical features, as well as other factors, such as scheduling and reliability, in addition to competitive price.

We believe that our future success depends to a large degree on our ability to continue to conceive and to develop new optical products and services to enhance the performance characteristics and methods of manufacture of existing products. Accordingly, we expect to continue to seek to obtain product-related design and development contracts with customers and to selectively invest our own funds on research and development.

Critical Accounting Policies and Estimates

Our critical accounting policies are included in the Notes to our Financial Statements contained in this Annual Report on Form 10-K.

Results of Operations for the Fiscal Year Ended June 30, 2011 Compared to the Fiscal Year Ended June 30, 2010

Total revenues for fiscal year 2011 were $2,245,137, a decrease of $849,300, or 27.4%, from fiscal year 2010 revenues of $3,094,437. The decrease in revenues was due to lower unit volume sales of endoscopes and fiber scopes utilizing our micro-precision™ lens and prism technology, and lower unit volume sales of an advanced surgical visualization system. The reduction in unit volume sales was accompanied by decreases in average product prices totaling approximately $50,000.  A significant factor in the decrease in our revenues for fiscal year 2011 was our lack of capital. At the end of fiscal year 2010, our obligation to repay the $600,000 Senior Secured Convertible Notes plus accumulated interest came due. During fiscal year 2011, our senior management focused significant effort on raising capital to repay the Notes and to fund our operations. We were successful in raising capital in July 2011 when we entered into a transaction with Intuitive Surgical. However, this transaction was completed after fiscal year 2011 had ended. The combination of a lack of capital and the diversion of management’s time and efforts during fiscal year 2011 had a negative impact on our revenues. However, we believe these issues have been resolved and, looking forward, we believe our revenues will increase in fiscal year 2012.

Revenues from our largest customers, as a percentage of total revenues, were as follows:

	2011	2010
Customer A	24%	33%
Customer B	22	19
Customer C	17	17
Customer D	1	11
All Others	36	20
	100%	100%

No other customer accounted for more than 10% of our revenues in fiscal years 2011 and 2010.

Gross profit for fiscal year 2011 of $752,116 reflected a decrease of $545,122, compared to fiscal year 2010 gross profit of $1,297,238. Gross profit as a percentage of revenues decreased from 41.9% in fiscal year 2010 to 33.5% in fiscal year 2011. The decrease in our gross profit percentage was due primarily to lower overall sales volume, partially offset by lower provisions for slow-moving and obsolete inventories in fiscal year 2011 compared to fiscal year 2010.

Research and development expenses, net were $825,033 for fiscal year 2011 compared to $529,406 for fiscal year 2010. The increase of $295,627, or 55.8%, was due primarily to lower reimbursements of related costs from customers, which decreased by $178,608, or 47.7%, in fiscal year 2011 compared to fiscal year 2010. Research and development expenses depend on our assessment of new product opportunities and available resources. Research and development expenses were net of reimbursement of related costs of $195,676 during fiscal year 2011 and $374,284 during fiscal year 2010.

Selling, general and administrative expenses decreased by $234,291, or 19.6%, to $958,509 for fiscal year 2011 compared to $1,192,800 for fiscal year 2010. The decrease was primarily attributable to lower salaries, vacation and consulting expenses, and lower costs for corporate relations. The lower salaries and vacation expenses were the result of modifications to executive compensation, and the lower consulting expenses were due to discontinuation of a consulting arrangement with an outside director.

The gain on sale of assets and other in fiscal year 2011 and 2010 of $39,518 and $20,826, respectively, represents primarily the sale of previously written off assets for proceeds of $35,967 and $20,826, respectively.

Interest expense decreased by $196,729 during fiscal year 2011 to $60,000 compared to the previous year total of $256,729.The decrease was due to lower amortization of debt discount on the 10% Senior Secured Convertible Notes issued on June 25, 2008.

The income tax provisions in fiscal years 2011 and 2010 represent the minimum statutory state income tax liability.

Liquidity and Capital Resources

In July 2011, we received $2.5 million in connection with an asset purchase agreement with Intuitive Surgical Operations, Inc.  We have immediate use of the $2.5 million. This influx of capital will allow us to retire all outstanding long term debt, as necessary, and to satisfy our immediate cash requirements as we move forward with our business objectives to increase sales of newly developed products.

Moving forward, we intend to build upon recent successes in operational results, technology development and new product introductions. We believe the following technology areas continue to represent significant opportunities for future sales growth:

•                  Lenslock™ endoscopes and other minimally invasive surgical devices which provide significant benefits to surgeons and hospitals through better image quality and reduced lifetime ownership costs;

•                  Microprecision™ optical elements and assemblies with sizes less than 1 mm that enable the introduction of imaging capabilities in locations in the body previously inaccessible; and

•                  next generation handheld stereoendoscopes that provide high definition 3D images for use in minimally invasive surgery

We compete in a highly technical, very competitive and in most cases, price driven segment of the medical instrument marketplace where products can take years to develop and introduce to distributors and end users. Furthermore, research and development, manufacturing, marketing and distribution activities are strictly regulated by the FDA, ISO and other regulatory bodies that, while intended to enhance the ultimate quality and functionality of products produced, can contribute to the significant cost and time needed to maintain existing products and develop and introduce product enhancements and new product innovations.

We have traditionally funded working capital needs through product sales, management of working capital components of our business, and by cash received from public and private offerings of our common stock, warrants to purchase shares of our common stock and convertible notes. We have incurred quarter to quarter operating losses during our efforts to develop current products including endoscopes, image couplers, night vision and micro-optic lenses, prisms and assemblies for various applications utilizing a number of proprietary and patented technologies including Lenslock™ endoscope and micro-precision™ lens technologies. Our management expects that such operating losses will continue through fiscal year 2012 and until sales increase to breakeven and profitable levels. Our management also believes that the opportunities represented by these products have the potential to generate sales increases to achieve breakeven and profitable results.

We have sustained recurring net losses for several years. During the year ended June 30, 2011, we incurred a net loss of $1,052,613 and used cash in operations of $413,525. As of June 30, 2011, cash and cash equivalents were $19,556, accounts receivable were $148,824, and current liabilities were $2,317,447. We anticipate that deferred officers’ salaries and director consulting expenses accrued at June 30, 2011 will be settled by issuing 245,326 shares of common stock rather than by cash payments. These deferred amounts included in current liabilities at June 30, 2011 total $674,645.

Capital equipment expenditures during fiscal year 2011 were $0, compared to $3,334 for fiscal year 2010. Future capital equipment expenditures will be dependent upon future sales and success of on-going research and development efforts.

Contractual cash commitments for the fiscal years subsequent to June 30, 2011 are summarized as follows:

	2012	2013	Thereafter	Total
Operating Leases	$31,353	$388	$—	$31,741
Principal & Interest (1)	780,833	—	—	780,833
Totals	$812,186	$388	$—	$812,574

(1)                                  This amount may be reduced to the extent the holders of the Senior Secured Convertible Notes elect to convert the principal on the Notes into our common stock.

We have contractual cash commitments related to open purchase orders for fiscal year 2012 of approximately $141,000.

Trends and Uncertainties That May Affect Future Results

During fiscal year 2010 after implementing a number of changes to reduce cash usage and increase sales and profitability, our cash flow was positive for the first time in many years. In fiscal year 2011, the major focus of our senior management was shifted to finding a long-term solution to our obligations under the 10% Senior Secured Convertible Notes which initially became due just before the beginning of fiscal year 2011. While we have continued to work to advance product development and sales and marketing efforts, the requirement to find a solution for the Notes while simultaneously continuing operations of our Company with limited capital resources resulted in an overall reduction in sales volume and delay of business plans. With the consummation of an asset purchase agreement with Intuitive Surgical in July 2011, we received sufficient cash to retire the Notes if and when necessary, and to provide working capital for our Company. Moving forward, the major focus of our senior management is to recover the business plan. We intend to increase sales of our existing and new technologies, and to return our Company to profitability.

Due to the introductory stage of many of our products and the unpredictable timing of orders from customers, it is difficult to predict with certainty the detailed rate of future revenue growth. However, we expect that current discussions with existing and new potential customers could lead to increases in our revenues. To continue to support these and future discussions, we intend to continue to develop and commercialize new products and technical innovations, in particular:

•                  a new generation of endoscopes that incorporate patented Lenslock™ technology  and associated custom products for minimally invasive surgery;

•                  new components and instruments utilizing our new patented micro-precision™ lens technology for optical components and endoscopes under 1 mm; and

•                  new handheld stereo endoscopes.

Over the past few years, we have implemented significant changes in new product and technology development by shifting the emphasis of research and development efforts from developing underlying technologies to commercializing the applications of these new technologies. These efforts have already been realized to some degree in a number of areas. Over the past two to three years, our efforts have produced revenues from our new micro-precision™ lens products and new Lenslock™ endoscopes. Recent initiatives in the area of micro-precision™ lenses address specific customer opportunities in different medical and military applications. In endoscope technologies, we continue new product offerings in our Lenslock™ product line. We believe that our Lenslock™ technology has advantages over competitive products due to ease of manufacture and repair, superior image quality, significant cost effectiveness and quality of repair.

During the past year, we have developed and begun to manufacture a new stereo endoscope with high definition quality imaging and 10 mm diameter for use in general laparoscopic surgery. This next generation 3D endoscope has been evaluated by a number of medical professionals and has been received enthusiastically. We believe that with the advent of commercially available high quality flat panel 3D displays, stereo endoscopy represents an opportunity for significant sales growth for our Company.

The $600,000 principal and $180,883 interest, as of June 30, 2011, on the 10% Senior Secured Convertible Notes are due September 30, 2011. This amount may be reduced to the extent the holders of the Notes elect to convert some or all of the principal on the Notes into our common stock.

For the quarter ended June 30, 2011, our cash and cash equivalents decreased by $20,014, and our operating loss for the quarter was $245,593. For the year ended June 30, 2011, our cash and cash equivalents decreased by $396,484 compared to the year ended June 30, 2010.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

Precision Optics Corporation, Inc.:

We have audited the accompanying consolidated balance sheets of Precision Optics Corporation, Inc. and subsidiaries (the Company) as of June 30, 2011 and 2010 and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Precision Optics Corporation, Inc. and subsidiaries as of June 30, 2011 and 2010 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Stowe & Degon LLC

Westborough, Massachusetts

September 15, 2011

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

Consolidated Balance Sheets at June 30, 2011 and 2010

	2011	2010
ASSETS
Current Assets:
Cash and cash equivalents	$19,556	$416,040
Accounts receivable (net of allowance for doubtful accounts of $11,446 in 2011 and 2010)	148,824	505,200
Inventories	666,285	684,321
Prepaid expenses	37,664	33,499
Total current assets	872,329	1,639,060
Fixed Assets:
Machinery and equipment	2,355,968	2,355,968
Leasehold improvements	553,596	553,596
Furniture and fixtures	148,303	148,303
Vehicles	19,674	19,674
	3,077,541	3,077,541
Less—Accumulated depreciation and amortization	3,015,315	2,991,441
Net fixed assets	62,226	86,100
Patents, net	188,260	203,539
	$1,122,815	$1,928,699
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
10% Senior secured convertible notes	$780,833	$720,833
Accounts payable	709,395	448,894
Customer advances	36,292	101,068
Accrued employee compensation	711,015	730,241
Accrued professional services	54,000	66,000
Accrued warranty expense	25,000	25,000
Other accrued liabilities	912	912
Total current liabilities	2,317,447	2,092,948
Commitments (Note 3)
Stockholders’ Equity (Deficit):
Common stock, $0.01 par value: 50,000,000 shares authorized; 971,013 and 1,018,411 shares issued and outstanding at June 30, 2011 and June 30, 2010, respectively	9,710	10,184
Additional paid-in capital	38,259,029	38,236,325
Accumulated deficit	(39,463,371)	(38,410,758)

Total stockholders’ equity (deficit)	(1,194,632)	(164,249)
	$1,122,815	$1,928,699

The accompanying notes are an integral part of these consolidated financial statements.

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

Consolidated Statements of Operations for the

Years Ended June 30, 2011 and 2010

	2011	2010
Revenues	$2,245,137	$3,094,437
Cost of Goods Sold	1,493,021	1,797,199
Gross profit	752,116	1,297,238
Research and Development Expenses, net	825,033	529,406
Selling, General and Administrative Expenses	958,509	1,192,800
Gain on Sale of Assets and Other	(39,518)	(20,826)
Total operating expenses	1,744,024	1,701,380
Operating loss	(991,908)	(404,142)
Interest Income	207	901
Interest Expense	(60,000)	(256,729)
Loss before provision for income taxes	(1,051,701)	(659,970)
Provision for Income Taxes	912	912
Net loss	$(1,052,613)	$(660,882)
Loss per Share—Basic and Diluted	$(1.06)	$(0.65)
Weighted Average Common Shares Outstanding—Basic and Diluted	994,777	1,018,411

The accompanying notes are an integral part of these consolidated financial statements.

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

for the Years Ended June 30, 2011 and 2010

	Number of Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balance, July 1, 2009	1,018,411	$10,184	$38,222,002	$(37,749,876)	$482,310
Stock-based compensation	—	—	14,323	—	14,323
Net loss	—	—	—	(660,882)	(660,882)
Balance, June 30, 2010	1,018,411	$10,184	$38,236,325	$(38,410,758)	$(164,249)
Purchase of treasury stock	(47,398)	(474)			(474)
Stock-based compensation	—	—	22,704	—	22,704
Net loss	—	—	—	(1,052,613)	(1,052,613)
Balance, June 30, 2011	971,013	$9,710	$38,259,029	$(39,463,371)	$(1,194,632)

The accompanying notes are an integral part of these consolidated financial statements.

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows for the

Years Ended June 30, 2011 and 2010

	2011	2010
Cash Flows from Operating Activities:
Net loss	$(1,052,613)	$(660,882)
Adjustments to reconcile net loss to net cash used in operating activities-
Depreciation and amortization	57,605	79,039
Gain on sale of assets	(35,967)	(20,826)
Provision (benefit) for inventory write-down	(10,363)	80,087
Stock-based compensation expense	22,704	14,323
Non-cash interest expense	60,000	256,729
Changes in operating assets and liabilities-
Accounts receivable, net	356,376	6,607
Inventories	28,399	(55,253)
Prepaid expenses	(4,165)	9,118
Accounts payable	260,501	20,612
Customer advances	(64,776)	88,675
Accrued expenses and other	(31,226)	234,054
Net cash provided by (used in) in operating activities	(413,525)	52,283

Cash Flows from Investing Activities:
Purchases of property and equipment	—	(3,334)
Proceeds from sale of assets	35,967	20,826
Additional patent costs	(18,452)	(38,328)
Net cash provided by (used in) investing activities	17,515	(20,836)

Cash Flows from Financing Activities:
Purchase of treasury stock (47,398 shares)	(474)	—
Net cash used in financing activities	(474)	—
Net increase (decrease) in cash and cash equivalents	(396,484)	31,447
Cash and cash equivalents, beginning of year	416,040	384,593
Cash and cash equivalents, end of year	$19,556	$416,040

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for income taxes	$912	$912

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

Revenues for industrial and medical products sold in the normal course of business are recognized upon shipment when delivery terms are FOB shipping point and all other revenue recognition criteria have been met. Gross shipping charges reimbursable from customers, to deliver product, are insignificant and are included in Revenues, while shipping costs are classified in the Selling, General and Administrative Expenses section of the Consolidated Statement of Operations.

(d)           Cash and Cash Equivalents

The Company includes in cash equivalents all highly liquid investments with original maturities of three months or less at the time of acquisition. Cash and cash equivalents of $19,556 and $416,040 at June 30, 2011 and 2010, respectively, consist primarily of cash at banks and money market funds. The Company maintains its cash and cash equivalents in bank deposit accounts that, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents.

(e)           Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and include material, labor and manufacturing overhead. The components of inventories at June 30, 2011 and 2010 are as follows:

	2011	2010
Raw material	$271,608	$335,093
Work-in-progress	312,097	275,340
Finished goods	82,580	73,888
	$666,285	$684,321

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

During fiscal year 2011, the Company recorded a pre-tax non-cash benefit for slow-moving and obsolete inventories of $10,363 as a result of being able to use certain reserved items in production or for research and development applications. During fiscal years 2010, the Company recorded a pre-tax non-cash provision for slow-moving and obsolete inventories of $80,087.

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

Depreciation expense was $23,874 and $45,607 for the years ended June 30, 2011 and 2010, respectively.

(g)           Significant Customers and Concentration of Credit Risk

Financial instruments that subject the Company to credit risk consist primarily of cash equivalents and trade accounts receivable. The Company places its investments with highly rated financial institutions. The Company has not experienced any losses on these investments to date. At June 30, 2011, receivables from the Company’s largest customers were 26%, 16%, 15%, 14% and 10% of the total accounts receivable. At June 30, 2010, receivables from the Company’s largest customers were 38%, 23%, and 15% of the total accounts receivable. No other customer accounted for more than 10% of the Company’s receivables as of June 30, 2011 and 2010. The Company has not experienced any material losses related to accounts receivable from individual customers. The Company generally does not require collateral or other security as a condition of sale rather relying on credit approval, balance limitation and monitoring procedures to control credit risk of trade account financial instruments. Management believes that allowances for doubtful accounts, which are established based upon review of specific account balances and historical experience, are adequate.

Revenues from the Company’s largest customers, as a percentage of total revenues, were as follows:

	2011	2010
Customer A	24%	33%
Customer B	22	19
Customer C	17	17
Customer D	1	11
All Others	36	20
	100%	100%

No other customer accounted for more than 10% of the Company’s revenues in fiscal years 2011 and 2010.

(h)           Loss per Share

Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. For each of the two years in the periods ended June 30, 2011 and 2010, the effect of stock options and warrants was anti-dilutive; therefore, they were not included in the computation of diluted loss per share. The number of shares issuable upon the exercise of outstanding stock options and warrants that were excluded from the computation, as their effect would be anti-dilutive, was approximately 1,093,000 and 993,000 during fiscal 2011 and 2010, respectively.

(i)            Stock-Based Compensation

The measurement and recognition of all compensation costs for all stock-based awards made to employees and the Board of Directors are based upon fair value over the requisite service period for awards expected to vest. The Company estimates the fair value of share-based awards on the date of grant using the Black-Scholes option-pricing model. Stock-based compensation costs recognized for the year ended June 30, 2011 and 2010 amounted to $22,704 and $14,323, respectively.

(j)            Patents

Patents are carried at cost, less accumulated amortization of $718,684 and $684,952 at June 30, 2011 and 2010, respectively. Such costs are amortized using the straight-line method over the shorter of their legal or estimated useful lives, generally five to ten years. Amortization expense was $33,731 and $33,432 for the years ended June 30, 2011 and 2010, respectively.

In July 2011, the Company assigned all of its currently issued and pending patents, as well as new inventions that it conceives before July 28, 2012, to Intuitive Surgical. See Note 8 of Notes to Consolidated Financial Statements.

(k)           Fair Value of Financial Instruments

Financial instruments consist principally of cash equivalents, accounts receivable, senior secured convertible notes payable, accounts payable, and accrued expenses. The estimated fair value of these financial instruments approximates their carrying value due to their short-term nature.

(l)            Long-Lived Assets

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

(m)          Warranty Costs

The Company does not incur future performance obligations in the normal course of business other than providing a standard one-year warranty on materials and workmanship to its customers. The Company provides for estimated warranty costs at the time product revenue is recognized. Warranty costs have been included as a component of cost of goods sold in the accompanying consolidated statements of operations. The following tables summarize warranty reserve activity for the years ended June 30, 2011 and 2010:

	2011	2010
Balance at beginning of period	$25,000	$25,000
Provision (credit) for warranty claims	2,658	1,156
Warranty claims incurred	(2,658)	(1,156)
Balance at end of period	$25,000	$25,000

(n)           Research and Development

Research and development expenses are charged to operations as incurred. The Company groups development and prototype costs and related reimbursements in research and development. For the years ended June 30, 2011 and 2010, research and development expense is shown net of reimbursements of $195,676 and $374,284, respectively, in the accompanying statements of operations.

(o)           Comprehensive Income

Comprehensive income or loss is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owners sources. The Company’s comprehensive loss for the years ended June 30, 2011 and 2010 was equal to its net loss for the same periods.

(p)           Income Taxes

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

(q)           Segment Reporting

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in making decisions about how to allocate resources and assess performance. The Company’s chief decision-maker is its Chief Executive Officer. To date, the Company has viewed its operations and manages its business as principally one segment. For all periods presented, over 90% of the Company’s sales have been to customers in the United States.

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

(s)         Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) No. 2011-05, Comprehensive Income (ASC Topic 220)—Presentation of Comprehensive Income. The ASU requires companies to report comprehensive income, including items of other comprehensive income, for all periods presented in a single continuous financial statement in the Consolidated Statements of Operations or split between the Consolidated Statements of Operations and a separate Consolidated Statements of Other Comprehensive Income. The ASU is effective for the Company’s first quarter of fiscal year 2013. Other than requiring additional disclosures, the adoption of this new guidance will not have a material impact on the Company’s consolidated financial statements.

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (ASC Topic 820)—Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The ASU requires additional disclosures about the sensitivity to changes in unobservable inputs for Level 3 measurements. In addition, for items that are not measured at fair value on the balance sheet but for which the disclosure of fair values in the footnotes is required, the ASU requires disclosures of the categorization by level within the fair value hierarchy. The ASU is effective for the Company’s third quarter of fiscal year 2012. Other than requiring additional disclosures, the adoption of this new guidance will not have a material impact on the Company’s consolidated financial statements.

In December 2010, the FASB issued ASU No. 2010-29, Business Combinations (ASC Topic 805)—Disclosures of Supplementary Pro Forma Information for Business Combinations. The ASU clarifies that pro forma information to be disclosed should be as though the business combination(s) that occurred during the current year had occurred as of the beginning of the annual reporting period. The ASU is effective for the Company’s first quarter of fiscal year 2012. The adoption of this new guidance will not have a material impact on the Company’s consolidated financial statements.

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (ASC Topic 820)—Improving Disclosures About Fair Value Measurements. The ASU requires new disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements.

It also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. The new disclosures and clarifications of existing disclosures were effective for the Company’s third quarter of fiscal year 2010, except for the disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements, which are effective for the Company’s first quarter of fiscal year 2012. Other than requiring additional disclosures, the adoption of this new guidance did not and will not have a material impact on the Company’s consolidated financial statements.

(2)          10% SENIOR SECURED CONVERTIBLE NOTES

On June 25, 2008, the Company entered into a Purchase Agreement with institutional and other accredited investors (the “Investors”) pursuant to which it sold a total of $600,000 of 10% Senior Secured Convertible Notes (the “Notes”) that are convertible at the Investor’s option into a total of 480,000 shares of the Company’s common stock at a conversion rate of $1.25. The Company also issued warrants to purchase a total of 316,800 shares of its common stock at an exercise price of $1.75 per share (the “Warrants”). Interest accrues on the Notes at a rate of 10% per year and is payable in cash upon the earlier of conversion or maturity of the Notes. The original maturity of the Notes was June 25, 2010 and the Warrants expire on June 25, 2015, subject to extension. On August 31, 2011, by mutual agreement with the Company, the holders of the Notes extended the maturity date to September 30, 2011. The conversion price of the Notes and the exercise price of the Warrants may be adjusted downward in the event the Company issues shares of common stock or securities convertible into common stock at a price lower than the conversion price of the Notes or exercise price of the Warrants at the time of issuance.

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

The Notes consist of the following:

	June 30, 2011	June 30, 2010
10% Senior Secured Convertible Notes issued on June 25, 2008, convertible into common stock at $1.25 per share, bearing interest at 10% per annum. Outstanding principal and accrued interest are due at maturity, September 30, 2011	$600,000	$600,000
Accrued interest—10% coupon	180,833	120,833

	$780,833	$720,833

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

The following summarizes the discount on the Notes as of June 30:

	2011	2010
Discount—beginning balance	$—	$196,729
Less: amortization of discount	—	(196,729)
Discount—ending balance	$—	$—

(3)           COMMITMENTS

(a)           Related Party Transactions

The Company leases one of its facilities from a corporation owned by an officer-director-shareholder of the Company. The Company is currently a tenant-at-will, paying rent of $9,000 per month. Total rent expense paid or accrued to related parties was $108,000 in each of fiscal years 2011 and 2010, and is included in the accompanying consolidated statements of operations.

The Company incurred fees to a director of $25,000 and $60,000 in fiscal years 2011 and 2010, respectively, for consulting services. Unpaid fees in the amount of $170,000 and $145,000 due to this director are included in accounts payable at June 30, 2011 and 2010, respectively.

(b)           Operating Lease Commitments

The Company has entered into operating leases for its office space and equipment that expire at various dates through fiscal year 2014. Total future minimum rental payments under all non-cancelable operating leases are $31,353 in fiscal 2012 and $388 thereafter.

Rent expense on operating leases, excluding the related party rent described above, was approximately $46,335 and $47,468 for the years ended June 30, 2011 and 2010, respectively.

(4)           STOCKHOLDERS’ EQUITY

(a)           Stock Options

Stock-based compensation costs recognized during the year ended June 30, 2011 and 2010 amounted to $22,704 and $14,323, respectively, and were included in the accompanying consolidated statements of operations in: selling, general and administrative expenses (2011 — $10,000; 2010 — $1,619), cost of goods sold (2011 — $12,704; 2010 — $12,704), and research and development expenses, net (2011 — $0; 2010 — $0). No compensation has been capitalized because such amounts would have been immaterial. There was no net income tax benefit recognized related to such compensation for the years ended June 30, 2011 or 2010, as the Company is currently in a loss position. There were no options granted during the year ended June 30, 2011.

As of June 30, 2011, the unrecognized compensation costs related to options vesting in the future is $0. The Company uses the Black-Scholes option-pricing model as the most appropriate method for determining the estimated fair value for the stock awards. The Black-Scholes method of valuation requires several assumptions: (1) the expected term of the stock award; (2) the expected future stock volatility over the expected term; and (3) risk-free interest rate. The expected term represents the expected period of time the Company believes the options will be outstanding based on historical information. Estimates of expected future stock price volatility are based on the historic volatility of the Company’s common stock and the risk free interest rate is based on the U.S. Zero-Bond rate. The Company utilizes a forfeiture rate based on an analysis of the Company’s actual experience. There were no options granted during fiscal 2011.  The fair value of options at date of grant was estimated with the following assumptions for options granted in fiscal 2010:

Years Ended
June 30, 2010
Assumptions:
Option life	5.3 years
Risk-free interest rate	2.06%
Stock volatility	295%
Dividend yield	0
Weighted average fair value of grants	$1.35

Stock Option and Other Compensation Plans:

The type of share-based payments currently utilized by the Company is stock options.

The Company has various stock option and other compensation plans for directors, officers, and employees. The Company has the following stock option plans outstanding as of June 30, 2011: Amended and Restated 1997 Incentive Plan (the “1997 Incentive Plan”) and the 2006 Equity Incentive Plan. Vesting periods are at the discretion of the Board of Directors and typically average five years. Options under these plans are granted at fair market value on the date of grant and have a term of ten years from the date of grant.

The 2006 Equity Incentive Plan, which provides eligible participants (certain employees, directors, consultants, etc.) the opportunity to receive a broad variety of equity based and cash awards. Options granted vest and are exercisable for periods determined by the Board of Directors, not to exceed 10 years from the date of grant. A total of 139,898 shares of common stock, including shares rolled forward from the 1997 Incentive Plan, have been reserved for issuance under the 2006 Incentive Plan. At June 30, 2011, a total of 5,200 stock options are outstanding and 134,698 shares of common stock were available for future grants under the 2006 Incentive Plan.

The 1997 Incentive Plan provided eligible participants (certain employees, directors, consultants, etc.) the opportunity to receive a broad variety of equity based and cash awards. Options granted vested and were exercisable for periods determined by the Board of Directors, not to exceed 10 years from the date of grant. Options for a total of 88,938 shares of common stock were outstanding at June 30, 2011 under the 1997 Incentive Plan, as amended and restated in fiscal year 2006. Prior to the adoption of the 2006 Incentive Plan, 9,000 stock options were granted in fiscal year 2007 under the 1997 Incentive Plan. Upon the adoption of the 2006 Incentive Plan, no new awards were granted under the 1997 Incentive Plan. No shares are available for future grants under the Company’s 1997 Incentive Plan.

The following tables summarize stock option activity for the two years ended June 30, 2011:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Life
Outstanding at July 1, 2009	93,178	$16.17	6.56 years
Grants	1,200	1.35
Exercises	—
Cancellations	—
Outstanding at June 30, 2010	94,378	$15.98	5.49 years
Grants	—
Exercises	—
Cancellations	(240)	13.75
Outstanding at June 30, 2011	94,138	$15.97	4.50 years

Information related to the stock options outstanding as of June 30, 2011 is as follows:

Range of Exercise Prices	Number of Shares	Weighted-Average Remaining Contractual Life (years)	Weighted-Average Exercise Price	Exercisable Number of Shares	Exercisable Weighted-Average Exercise Price
$1.35	1,200	8.41	$1.35	1,200	$1.35
$1.25	1,200	7.41	1.25	1,200	1.25
$6.25	1,600	5.42	6.25	1,600	6.25
$7.75	1,200	6.42	7.75	1,200	7.75
$11.50	800	4.42	11.50	800	11.50
$13.75	50,778	4.86	13.75	50,778	13.75
$20.75	37,360	3.96	20.75	37,360	20.75
$1.25–$20.75	94,138	4.50	$15.98	94,138	$15.98

The aggregate intrinsic value of the Company’s “in-the-money” outstanding and exercisable options as of June 30, 2011 and 2010 was $0 and $0, respectively.

(b)                                  Warrants

During the quarter ended December 31, 2010, the Company issued warrants to purchase 100,000 shares of common stock at an exercise price of $1.00 per share to several consultants to the Company. The warrants are exercisable beginning six months after December 16, 2010 (the issue date) and expire on December 16, 2013. The Black-Scholes option pricing model was used to calculate the fair value of the warrants, which was estimated to be $0.10 per share, or $10,000 in total. The expense associated with issuing the warrants was recognized ratably over the six-month vesting period. A non-cash charge of $10,000 was recorded in Selling, General and Administrative Expenses in the year ended June 30, 2011 in the accompanying consolidated statements of operations.

In conjunction with the sale of the 10% Senior Secured Convertible Notes on June 25, 2008 mentioned above, the Company issued warrants to purchase an aggregate of 316,800 shares of common stock at an exercise price of $1.75 per share.  In conjunction with the issuance of warrants to purchase 100,000 shares of common stock in December 2010, certain anti-dilution provisions of the existing warrants were triggered. As a result, the number of existing warrants was increased from 316,800 to 318,621 and the related exercise price was decreased from $1.75 per share to $1.74 per share. The warrants expire on June 25, 2015.

In February 2007, the Company completed a private placement with institutional and other accredited investors pursuant to which it sold an aggregate of 400,000 shares of common stock, at a price of $6.25 per share and warrants to purchase an aggregate of 400,000 shares of common stock at an exercise price of $8.00 per share. In conjunction with the issuance by the Company of the 10% Senior Secured Convertible Notes and warrants on June 25, 2008 and the issuance of warrants to purchase 100,000 shares of common stock in December 2010, certain anti-dilution provisions of the existing warrants were triggered. As a result, the number of existing warrants was increased from 400,000 to 599,254 and the related exercise price was decreased from $8.00 per share to $5.34 per share. The warrants expire on February 1, 2012.

(c)                                  Restricted Stock

On December 3, 2010, Richard Forkey, who was at the time of the agreement the Company’s Chief Executive Officer, agreed to reduce his annual salary to $100,000 per year, none of which will be deferred, and reduce his vacation accrual by $43,011 at his new rate of pay to $10,000.  He also entered into an agreement to convert all $474,646 of his previously deferred salary into 172,599 shares of the Company’s common stock.  One-eighth of the shares vest on January 1, 2012, and one-eighth will vest on the first day of each quarter thereafter, commencing on April 1, 2012, until the shares are fully vested.

On December 3, 2010, Joseph Forkey, who was at the time of the agreement the Company’s Chief Scientific Officer and currently serves as the Company’s Chief Executive Officer, agreed to reduce his vacation accrual by $4,824 at his current rate of pay, to $10,000.  Joseph Forkey’s salary will remain the same at $120,000 and none of it will be deferred.  He also agreed to convert all $29,999 of his previously deferred salary into 10,909 shares of the Company’s common stock.  One-eighth of the shares vest on January 1, 2012, and one-eighth will vest on the first day of each quarter thereafter, commencing on April 1, 2012, until the shares are fully vested.

On December 3, 2010, the Company agreed with Joel Pitlor, Director, to terminate his consulting agreement with the Company.  The Company also agreed to convert all $170,000 of the previously deferred consulting compensation owed to Mr. Pitlor into 61,818 shares of the Company’s common stock.  One-eighth of the shares vest on January 1, 2012, and one-eighth shall vest on the first day of each quarter thereafter, commencing on April 1, 2012, until the shares are fully vested.  Mr. Pitlor will remain as a Director of the Company.

Pursuant to the respective compensation agreements with Richard Forkey, Joseph Forkey and Joel Pitlor, the shares of common stock will be issued as registered stock if the Company files a Form S-8 within six months of entering into the agreements.  If the Company does not file a Form S-8 within six months, then the Company will issue the shares as restricted stock.

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

(5)                                 INCOME TAXES

The provision for income taxes in the accompanying consolidated statements of operations consists of the minimum statutory state income tax liability of $912 and $912 for the years ended June 30, 2011 and 2010, respectively.

A reconciliation of the federal statutory rate to the Company’s effective tax rate for the two years ended June 30 is as follows:

	2011	2010
Income tax benefit at federal statutory rate	(34.0)%	(34.0)%
Increase (decrease) in tax resulting from State taxes, net of federal benefit	(6.3)	(6.3)
Change in valuation allowance	46.1	30.5
Nondeductible items	1.0	1.4
Prior-year tax adjustments	1.5	4.7
Other	(8.2)	3.8
Effective tax rate	0.1%	0.1%

The components of deferred tax assets and liabilities at June 30, 2011 and 2010 are approximately as follows:

	2011	2010
Deferred tax assets:
Net operating loss carry forwards	$2,735,000	$2,575,000
Tax credit carry forwards	347,000	345,000
Reserves and accruals not yet deducted for tax purposes	549,000	227,000
Total deferred tax assets	3,631,000	3,147,000
Valuation allowance	(3,631,000)	(3,147,000)
Net deferred tax asset	$—	$—

The Company has provided a valuation allowance to reduce the net deferred tax asset to an amount the Company believes is “more likely than not” to be realized. The valuation allowance increased in fiscal 2011 by approximately $484,000.

At June 30, 2011, the Company had federal and state net operating loss carry forwards of approximately $6,050,000 and $5,760,000, respectively, which will, if not used, expire at various dates from 2012 through 2030. In addition, the Company had net operating loss carry forwards from its Hong Kong operations of approximately $1,800,000, which carry forward indefinitely.

(6)                                 PROFIT SHARING PLAN

The Company has a defined contribution 401(k) profit sharing plan. Employer profit sharing and matching contributions to the plan are discretionary. No employer profit sharing or matching contributions were made to the plan in fiscal years 2011 and 2010.

(7)                                 SALE OF ASSETS

In fiscal year 2011, the Company sold equipment that was previously written off for proceeds totaling $35,967 and recorded a gain of $35,967.  In fiscal year 2010, the Company sold equipment that was previously written off and a fully-depreciated vehicle with an original cost of $22,669 for proceeds totaling $20,826 and recorded a gain of $20,826. These gains are included within operating expenses in the accompanying consolidated statements of operations.

(8)                                 SUBSEQUENT EVENT

On July 28, 2011, the Company entered into an asset purchase agreement with Intuitive Surgical Operations, Inc., in which it received $2.5 million in connection with the sale of certain intellectual property. Pursuant to the agreement, the Company agreed to assign to Intuitive Surgical all of its currently issued and non-expired patents and pending patent applications, and Intuitive Surgical agreed to grant back to the Company a royalty-free, worldwide license to the patents in all fields outside of medical robotics, except in certain exceptional circumstances.

In connection with this agreement, the Company will be recording a gain on the sale of such intellectual property of approximately $2,300,000, to be recognized in the quarter ending September 30, 2011.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.  CONTROLS AND PROCEDURES.

Management’s Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and our Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures, including internal control over financial reporting, were not effective as of June 30, 2011, to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended (i) is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are intended to be designed to provide reasonable assurance that such information is accumulated and communicated to our management.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting as of June 30, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our evaluation, our management concluded that our internal control over financial reporting was not effective as of June 30, 2011.

The following is a description of two material weaknesses in our internal control over financial reporting:

Segregation of Duties: As previously disclosed in our Annual Reports on Form 10-K for the fiscal years ended June 30, 2008, 2009, and 2010, our management identified a control deficiency during the 2008 fiscal year because we lacked sufficient staff to segregate accounting duties. We believe the control deficiency resulted primarily because we have the equivalent of one and one-half persons performing all accounting-related on-site duties. As a result, we did not maintain adequate segregation of duties within our critical financial reporting applications, the related modules and financial reporting processes. This control deficiency could result in a misstatement of balance sheet and income statement accounts in our interim or annual consolidated financial statements that would not be detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

To address and remediate the material weakness in internal control over financial reporting described above, beginning with the quarter ended September 30, 2008, we instituted a procedure whereby our President, our Executive Vice President and other members of our Board of Directors perform a higher level review of the quarterly and annual reports on Form 10-Q and Form 10-K prior to filing.

We believe that the step outlined above strengthens our internal control over financial reporting and mitigates the material weakness described above. As part of our 2011 assessment of internal control over financial reporting, our management has evaluated this additional control and has determined that it is operating effectively.

Inventory Valuation: As previously disclosed in our Annual Reports on Form 10-K for the fiscal years ended June 30, 2009 and 2010, we reported a material weakness with respect to the valuation of our inventories. Specifically, the amounts used to value our inventory at June 30, 2009 with respect to overhead rates and purchased items were often inconsistent with the supporting documentation, due to year-to-year changes in overhead rates and costs of purchased items that were not properly reflected in inventory valuation. Accordingly, management had determined that this control deficiency constituted a material weakness as of June 30, 2009. One audit adjustment of approximately $58,000 to our audited financial statements as of June 30, 2011 was necessary as a result of this condition.

To address and remediate the material weakness in internal control over financial reporting described above, beginning in the quarter ended September 30, 2009 and continuing through the year ended June 30, 2011, we implemented procedures to improve our inventory controls and documentation surrounding inventory valuation for overhead rates, and performed procedures to ensure that the pricing of inventory items was consistent with the supporting documentation. We believe that the step outlined above strengthens our internal control over financial reporting and mitigates the material weakness described above.

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

ITEM 9B.  OTHER INFORMATION.

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Set forth below is certain information with respect to the individuals who are our directors and executive officers as of June 30, 2011.

Name	Age	Position(s) or Office(s) Held
Richard E. Forkey	71	Director, Advisor to the Chief Executive Officer
Joseph N. Forkey	43	Chairman, President, Chief Executive Officer and Treasurer
Jack P. Dreimiller	63	Senior Vice President, Chief Financial Officer
Joel R. Pitlor	73	Director
Donald A. Major	50	Director
Richard Miles	68	Director

Board Composition. Our Board of Directors is divided into three classes that are as nearly equal in number as possible, with each class serving for a staggered term of office. Only one class is elected each year. Each director serves a three year term and until his or her successor has been duly elected and qualified. Our Board currently consists of five directors. Our Class I director is Richard E. Forkey. Our Class II directors are Joel R. Pitlor and Donald A. Major. Our Class III directors are Joseph N. Forkey and Richard Miles.

Biographies and Qualifications of Our Executive Officers and Directors. The biographies of our executive officers and directors and certain information regarding each director’s experience, attributes, skills and/or qualifications that led to the conclusion that the individual should be serving as an executive officer and/or director of our Company are as follows:

Dr. Joseph N. Forkey

Dr. Joseph N. Forkey, son of Richard E. Forkey, has served as our President, Chief Executive Officer, and Treasurer since February 8, 2011. Dr. Forkey has been a director since 2006.  He served as our Executive Vice President and Chief Scientific Officer from April 2006 to February 2011 and held the position of our Chief Scientist from September 2003 to April 2006. Since joining us, he has been involved in general technical and management activities of our Company, as well as investigations of opportunities that leverage our newly developed technologies. Dr. Forkey holds B.A. degrees in Mathematics and Physics from Cornell University, and a Ph.D. in Mechanical and Aerospace Engineering from Princeton University. Prior to joining us, Dr. Forkey spent seven years at the University of Pennsylvania Medical School as a postdoctoral fellow and research staff member. Dr. Forkey is a valuable member of our Board due to his depth of scientific, operating, strategic, transactional, and senior management experience in our industry. Additionally, Dr. Forkey has held positions of increasing responsibility at our Company and holds an intimate knowledge of our Company due to his longevity in the industry and with us.

Richard E. Forkey

Effective February 8, 2011, Mr. Richard E. Forkey resigned as Chief Executive Officer, President, and Treasurer of our Company. He had served in that position since he founded our Company in 1982. Mr. Forkey remains a director of our Company, as he has since our inception in 1982, and also holds the executive position of Advisor to the Chief Executive Officer. Mr. Forkey is a valuable member of our Board due to his depth of operating, strategic, commercial, and senior management experience in our industry and his intimate knowledge of our Company as he was our original founder and Chief Executive Officer for nearly thirty years.

Jack P. Dreimiller

Mr. Jack P. Dreimiller has been our Senior Vice President, Finance and Chief Financial Officer since August 15, 2008 and also served as our Senior Vice President, Finance and Chief Financial Officer from April 1992 until June 2005. Since June 2005, he has served as an independent consultant serving various roles as financial/accounting executive, including interim Chief Financial Officer, for a number of companies. From June 2005 to December 2005, he was an independent consultant to our Company.

Joel R. Pitlor

Mr. Joel R. Pitlor has, since 1979, served as president of J.R. Pitlor, a management consulting firm which he founded that provides strategic business planning for executive officers. Mr. Pitlor has provided business planning consultation to us since 1983. Mr. Pitlor is a valuable member of our Board due to his depth of operating, strategic, financial planning, and management experience. Additionally, Mr. Pitlor has a detailed knowledge of the history of our Company having advised senior management for over 25 years.

Donald A. Major

Mr. Donald A. Major has been employed as an independent consultant since October 2007, and most recently, is providing companies with interim management, turnaround, restructuring and reorganization services. He previously represented a private equity firm in the identification, evaluation and implementation of corporate investment opportunities. From October 2006 to May 2007, Mr. Major served as Vice President of Corporate Development of Advanced Duplication Services LLC. From February 2002 to late 2008, Mr. Major served as Vice President and Treasurer of Anderson Entertainment, LLC (formerly Digital Excellence LLC). Mr. Major earned his B.A. in Accounting in 1984 from Michigan State University. He is a Certified Public Accountant (inactive) and has experience in the field of public accounting. Mr. Major is a valuable member of our Board due to his depth of operating, financial, accounting, management, and corporate efficiency experience.

Richard Miles

Professor Richard Miles has been a member of the faculty at Princeton University since 1972, and serves as the Director of the Applied Physics Group in Princeton University’s Mechanical and Aerospace Engineering Department. Professor Miles is a valuable member of our Board due to his depth of scientific experience and familiarity with the field of our technologies, the academic community, and the latest developments in science and technology.

Other Involvement in Certain Legal Proceedings

None of our directors or executive officers has been involved in any bankruptcy or criminal proceedings, nor have there been any judgments or injunctions brought against any of our directors or executive officers during the last ten years that we consider material to the evaluation of the ability and integrity of any director or executive officer.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, executive officers and persons who own more than 10% of a registered class of our securities to file with the Securities Exchange Commission, or SEC, reports of ownership and changes in ownership of common stock and other equity securities of ours. Officers, directors and greater than 10% beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.

To our knowledge, based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us during the fiscal year ended June 30, 2011 and Forms 5 and amendments thereto furnished to us with respect to such fiscal year, no person required to file reports under Section 16(a) of the Securities Exchange Act of 1934 failed to file such reports on a timely basis during such fiscal year.

Code of Ethics

A copy of our Corporate Code of Ethics and Conduct applicable to all employees, officers and directors of our Company, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions can be obtained free of charge by contacting our Secretary, c/o Precision Optics Corporation, Inc.,  22 East Broadway, Gardner, Massachusetts 01440.

Procedure for Nominating Directors

There have been no material changes to the procedures by which security holders may recommend nominees to our Board of Directors.

The Board of Directors will consider candidates for director positions that are recommended by any of our stockholders. Any such recommendation should be provided to our Secretary. The recommended candidate should be submitted to us in writing addressed to our Secretary, c/o Precision Optics Corporation, Inc.,  22 East Broadway, Gardner, Massachusetts 01440. The recommendation should include the following information: name of candidate; address, phone and fax number of candidate; a statement signed by the candidate certifying that the candidate wishes to be considered for nomination to our Board of Directors and stating why the candidate believes that he or she would be a valuable addition to our Board of Directors; a summary of the candidate’s work experience for the prior five years and the number of shares of our stock beneficially owned by the candidate.

The Board will evaluate the recommended candidate and shall determine whether or not to proceed with the candidate in accordance with our procedures. We reserve the right to change our procedures at any time to comply with the requirements of applicable laws.

Audit Committee and Audit Committee Financial Expert

The Audit Committee of the Board of Directors is currently composed of Messrs. Major and Miles. The Audit Committee has adopted a charter which was included as Exhibit C to the Company’s proxy statement for the 2006 Annual Meeting of Stockholders. The Audit Committee’s primary function is to assist the Board of Directors in monitoring the integrity of our financial statements, systems of internal control and the independence and performance of the independent registered public accounting firm. The Audit Committee’s specifically enumerated powers and responsibilities include hiring and terminating the independent registered public accounting firm and pre-approving any engagements of the independent registered public accounting firm for audit and all permitted non-audit services. The Audit Committee held four meetings during the fiscal year ended June 30, 2011. Each of the Audit Committee members attended 100% of the meetings held by the Committee during the fiscal year ended June 30, 2011.

The Board of Directors has made a determination that Donald A. Major, Chair of the Audit Committee, qualifies as an audit committee financial expert and meets the criteria set forth in Item 407(d)(5) of Regulation S-K. Mr. Major has an understanding of generally accepted accounting principles and financial statements and has the ability to assess the general application of such principles in connection with the accounting for estimates, accruals and reserves. He is a Certified Public Accountant (inactive) and has experience in the field of public accounting. He performed audits of public and private companies for over eight years with Grant Thornton and held positions of increasing responsibility with the organization. Mr. Major last served as an Audit Manager for Grant Thornton before leaving the organization to work in-house for an audit client. He also has over seven years of experience, including five years in a supervisory capacity, auditing, analyzing and evaluating financial statements that had a breadth and level of complexity of accounting issues that are generally comparable to the breadth and complexity of issues that can reasonably be expected to be raised by our financial statements. Additionally, Mr. Major served as the Chief Financial Officer to several public and private companies over a span of 18 years where he was responsible for preparing financial statements. He has an understanding of internal controls over financial reporting and an understanding of audit committee functions. Mr. Major earned his B.A. in Accounting in 1984 from Michigan State University.

ITEM 11.  EXECUTIVE COMPENSATION.

Executive and Director Compensation

Summary Compensation

The following table sets forth all compensation for the last two completed fiscal years ended June 30, 2011 and 2010 awarded to, earned by, or paid to our Principal Executive Officer, two of our most highly compensated employees, referred to herein as the “Named Executive Officers.” No other executive officer or employee earned over $100,000 in the last completed fiscal year.

Summary Compensation Table for the Fiscal Years Ended June 30, 2011 and 2010

Name and Principal Position (a)	Year June 30, (b)	Salary ($) (c)		Bonus ($) (d)	All other compensation ($) (i)		Total ($) (j)
Joseph N. Forkey	2011	120,000	(2)	-0-	-0-		120,000
President, Chief Executive	2010	120,000	(2)	-0-	-0-		120,000
Officer, Treasurer, and Chairman (1)
(Principal Executive Officer)

Richard E. Forkey	2011	140,192	(4)	-0-	22,641	(5)	162,833
Advisor to the Chief Executive	2010	195,000	(4)	-0-	24,724	(6)	219,724
Officer and former Chief Executive Officer (3)

Richard G. Cyr	2011	114,018		500	-0-		114,518
Optical Shop Manager	2010	124,000		10,500	-0-		134,500

(1)

Effective February 8, 2011, Dr. Joseph N. Forkey was appointed to serve as our Chief Executive Officer and Chairman of the Board of Directors. Dr. Forkey has served as our Executive Vice President and Chief Scientific Officer since April 2006.

(2)

Based upon a compensation arrangement approved by the Board of Directors on April 15, 2008, Dr. Forkey agreed to defer a portion of his salary. On December 3, 2010, we executed a compensation agreement where we agreed to pay Dr. Forkey $29,999, representing all deferred salary due to Dr. Forkey as of the date of the agreement. In return for Dr. Forkey’s consent to forgive the deferred salary owed to him by us, we plan to issue him 10,909 shares of our restricted common stock.

(3)	Mr. Richard E. Forkey holds the position of Advisor to the Chief Executive Officer. Mr. Forkey served as our Chief Executive Officer until February 8, 2011.

(4)

Based upon a compensation arrangement approved by the Board of Directors on April 15, 2008, Mr. Forkey agreed to defer a portion of his salary. On December 3, 2010, we executed a compensation agreement where we agreed to pay Mr. Forkey $474,646, representing all deferred salary due to Mr. Forkey as of the date of the agreement. In return for Mr. Forkey’s consent to forgive the deferred salary owed to him by us, we plan to issue him 172,599 shares of our restricted common stock.

(5)	Includes premiums for a life insurance policy and a disability insurance policy of $20,741.

(6)	Includes premiums for a life insurance policy and a disability insurance policy of $22,024 and car expense of $800.

Employment Contracts and Termination of Employment Arrangements

We have no employment contracts, other than the compensation agreements disclosed above, in place with any Named Executive Officer. We have no compensatory plan or arrangement with respect to any Named Executive Officer where such plan or arrangement will result in payments to such Named Executive Officer upon or following his resignation, or other termination of employment with us and our subsidiaries, or as a result of a change-in-control of our Company or a change in the Named Executive Officers’ responsibilities following a change-in-control.

Outstanding Equity Awards at Fiscal Year-End Table for the Fiscal Year Ended June 30, 2011

The following table shows grants of options outstanding on June 30, 2011, the last day of our fiscal year, to each of the Named Executive Officers named in the Summary Compensation Table.

Option awards

Name (a)	Number of securities underlying unexercised options exercisable (#) (b)	Number of securities underlying unexercised options unexercisable (#) (c)	Option exercise price ($) (e)	Option expiration date (f)
Richard E. Forkey	14,944	0	13.75	5/9/2016
	14,944	0	20.75	6/13/2015

Joseph N. Forkey	600	0	13.75	5/9/2016
	11,208	0	13.75	6/13/2015
	22,416	0	20.75	6/13/2015

Richard G. Cyr	10,200	0	13.75	5/9/2016

Option Grants in Last Fiscal Year

There were no individual grants of stock options made by us during the fiscal year ended June 30, 2011 to our Named Executive Officers.

Long Term Incentive Plans; Awards in Last Fiscal Year

We made no awards under any long-term incentive plan in the fiscal year ended June 30, 2011.

Profit Sharing and 401(k) Plan

We have a defined contribution 401(k) profit sharing plan. Employer profit sharing and matching contributions to the plan are discretionary. No employer profit sharing contributions were made to the plan in fiscal years 2011 and 2010. No employer matching contributions were made to the plan in fiscal years 2011 and 2010.

Director Compensation

The following table sets forth all compensation paid to non-executive and non-employee directors during the fiscal year ended June 30, 2011:

Director Compensation Table for the Fiscal Year Ended June 30, 2011

Name (1) (a)	Fees earned or paid in cash ($) (b) (2)		Stock awards ($) (c)	Option awards ($) (d)	All other compensation ($) (g)		Total ($) (h)
Joel R. Pitlor	1,250		0	0	25,000	(3)	26,250
Donald A. Major	8,750	(4)	0	0	0		8,750
Richard B. Miles	2,750		0	0	0		2,750

(1)                                  This table does not include employee directors whose compensation is reflected in the Summary Compensation Table.

(2)                                  Under our non-employee director compensation plan, each non-employee director receives $250 per board or committee meeting that the director attends. We also reimburse our non-employee directors for travel expenses.

(3)                                  On December 3, 2010, we terminated our consulting agreement with Mr. Joel R. Pitlor. Under the terms of the consulting agreement, Mr. Pitlor received $60,000 per year, or $5,000 per month, for his services as a consultant to our Company. On December 3, 2010, we executed a compensation agreement where we agreed to pay Mr. Pitlor $170,000, representing all deferred compensation that was earned this fiscal year in addition to compensation that was deferred in prior fiscal years. Only $25,000 of the total $170,000 owed to Mr. Pitlor was earned in fiscal year 2011. In return for Mr. Pitlor’s consent to forgive the deferred compensation owed to him by us, we plan to issue him 61,818 shares of our restricted common stock.

(4)                              For his service to our Company in his capacity as Chair of the Audit Committee, Mr. Major receives compensation of $500 per month, which is in addition to the standard compensation received by all non-employee members of the board of directors for their services.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

2006 Equity Incentive Plan

On November 28, 2006, our stockholders approved our 2006 Equity Incentive Plan, referred to as the 2006 Incentive Plan, which succeeded our Amended and Restated 1997 Equity Incentive Plan, referred to as the 1997 Incentive Plan. No further awards have been or will be granted under the 1997 Incentive Plan. Our Board of Directors had previously approved the 2006 Incentive Plan, subject to the approval of the stockholders. The 2006 Incentive Plan allows for the grant of stock options to selected employees, directors and other persons who provide services to us or our affiliates.

Security Ownership of Certain Beneficial Owners and Management

The following tables set forth information regarding the our common stock owned as of the close of business on September 20, 2011 by the following persons: (i) each person who is known by us to own beneficially more than 5% of our common stock, (ii) each our directors who beneficially owns our common stock, (iii) each of our Named Executive Officers who beneficially own our common stock and (iv) all executive officers and directors, as a group, who beneficially own our common stock. The information on beneficial ownership in the table and footnotes thereto is based upon data furnished to us by, or on behalf of, the persons listed in the table.

Stockholders Known by Us to Own Over 5% of Our Common Stock

	Amount of beneficial ownership (1)			Percent of
Name and Address of Beneficial Owner	Shares Owned	Shares – Rights to Acquire	Total Number	Shares Beneficially Owned (2)
AIGH Investment Partners, LLC (3) 6006 Berkeley Avenue Baltimore, MD 21209	190,208	0	190,208	19.6%
Austin W. Marxe (4) c/o Special Situations Funds 527 Madison Avenue, Suite 2600 New York, NY 10022	343,699	1,211,674	1,555,373	71.3%
David M. Greenhouse (5) c/o Special Situations Funds 527 Madison Avenue, Suite 2600 New York, NY 10022	343,699	1,211,470	1,555,169	71.3%
Arnold Schumsky (6) 145 East 27th Street New York, New York 10016	37,096	102,508	139,604	13.0%

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

(2)                                  As of September 20, 2011, there were 971,013 shares of our common stock issued and outstanding. Percentages are calculated on the basis of the amount of issued and outstanding common stock plus, for each person or group, any securities that such person or group has the right to acquire within 60 days pursuant to options, warrants, conversion privileges or other rights.

(3)                                  We relied, in part, on a Schedule 13D filed with the SEC on May 3, 2006 by AIGH Investment Partners, LLC for this information. AIGH Investment Partners, LLC beneficially owns 190,208 shares of common stock. Orin Hirschman, as managing member of AIGH Investment Partners, LLC, is the indirect beneficial owner of the shares owned by AIGH Investment Partners, LLC, and is therefore also the beneficial owner of shares. AIGH Investment Partners, LLC and Mr. Hirschman have shared voting and dispositive control over the shares. Mr. Hirschman has the power to direct the receipt of proceeds from the sale of the shares beneficially owned by AIGH Investment Partners, LLC.

(4)                                  We relied, in part, on Amendment No. 2 to a Schedule 13D jointly filed with the SEC on January 10, 2011 by Austin W. Marxe and David M. Greenhouse for this information. Mr. Marxe beneficially owns an aggregate of 1,555,373 shares of common stock. Messrs. Marxe and Greenhouse share sole voting and investment power over 1,098 shares of common stock owned by Special Situations Cayman Fund, L.P.; 160,301 shares of common stock, 7,630,000 warrants to purchase 377,200 shares of common stock plus warrants to purchase an additional 8,535 shares of common stock as a result of an anti-dilution feature in the warrants, and a $275,000 debenture convertible into 220,000 shares of common stock owned by Special Situations Fund III QP, L.P.; 160,000 shares of common stock, 7,630,000 warrants to purchase 377,200  shares of common stock plus warrants to purchase an additional 8,535 shares of common stock as a result of an anti-dilution feature in the warrants, and a $275,000 debenture convertible into 220,000 shares of common stock owned by Special Situations Private Equity Fund, L.P.; and 22,300 shares of common stock owned by Special Situations Technology Fund II, L.P.

Mr. Marxe additionally holds an additional 204 shares of common stock that may be acquired by Mr. Marxe as an individual upon the exercise of outstanding stock options.

Messrs. Marxe and Greenhouse are the controlling principals of AWM Investment Company, Inc., the general partner of and investment adviser to Special Situations Cayman Fund, L.P. AWM Investment Company also serves as the general partner of MGP Advisers Limited Partnership, the general partner of and investment adviser to Special Situations Fund III, L.P. and general partner of Special Situations Fund III QP, L.P. Messrs. Marxe and Greenhouse are also members of MG Advisers L.L.C., the general partner of Special Situations Private Equity Fund, L.P, and members of SST Advisers, L.L.C., the general partner of Special Situations Technology Fund II, L.P. AWM Investment Company serves as the investment adviser to Special Situations Fund III QP, Special Situations Private Equity Fund, and Special Situations Technology Fund II.

Special Situations Cayman Fund owns 1,098 shares of common stock. Special Situations Fund III QP owns 160,301 shares of common stock, 7,630,000 warrants to purchase 377,200 shares of common stock plus warrants to purchase an additional 8,535 shares of common stock as a result of an anti-dilution feature in the warrants, and a $275,000 debenture convertible into 220,000 shares of common stock. Special Situations Private Equity Fund owns 160,000 shares of common stock, 7,630,000 warrants to purchase 377,200 shares of common stock plus warrants to purchase an additional 8,535 shares of common stock as a result of an anti-dilution feature in the warrants, and a $275,000 debenture convertible into 220,000 shares of common stock. Special Situations Technology Fund II owns 22,300 shares of common stock. Messrs. Marxe and Greenhouse share the power to vote and direct the disposition of all shares of common stock owned by Special Situations Cayman Fund, Special Situations Fund III QP, Special Situations Private Equity Fund, and Special Situations Technology Fund II.

Messrs. Marxe and Greenhouse are deemed to beneficially own a total of 343,699 shares of common stock, 15,260,000 warrants to purchase 754,400 shares of common stock plus warrants to purchase an additional 17,070 shares of common stock as a result of an anti-dilution feature in the warrants, and $550,000 debentures convertible into 440,000 shares of common stock. Mr. Marxe additionally holds an additional 204 shares of common stock that may be acquired by Mr. Marxe as an individual upon the exercise of outstanding stock options.

(5)                              We relied, in part, on Amendment No. 2 to a Schedule 13D jointly filed with the SEC on January 10, 2011 by Austin W. Marxe and David M. Greenhouse for this information. Mr. Greenhouse beneficially owns an aggregate of 1,555,169 shares of common stock. Messrs. Marxe and Greenhouse share sole voting and investment power over 1,098 shares of common stock owned by Special Situations Cayman Fund, L.P.; 160,301 shares of common stock, 7,630,000 warrants to purchase 377,200 shares of common stock plus warrants to purchase an additional 8,535 shares of common stock as a result of an anti-dilution feature in the warrants, and a $275,000 debenture convertible into 220,000 shares of common stock owned by Special Situations Fund III QP, L.P.; 160,000 shares of common stock, 7,630,000 warrants to purchase 377,200  shares of common stock plus warrants to purchase an additional 8,535 shares of common stock as a result of an anti-dilution feature in the warrants, and a $275,000 debenture convertible into 220,000 shares of common stock owned by Special Situations Private Equity Fund, L.P.; and 22,300 shares of common stock owned by Special Situations Technology Fund II, L.P.

Messrs. Marxe and Greenhouse are the controlling principals of AWM Investment Company, Inc., the general partner of and investment adviser to Special Situations Cayman Fund, L.P. AWM Investment Company also serves as the general partner of MGP Advisers Limited Partnership, the general partner of and investment adviser to Special Situations Fund III, L.P. and general partner of Special Situations Fund III QP, L.P. Messrs. Marxe and Greenhouse are also members of MG Advisers L.L.C., the general partner of Special Situations Private Equity Fund, L.P, and members of SST Advisers, L.L.C., the general partner of Special Situations Technology Fund II, L.P. AWM Investment Company serves as the investment adviser to Special Situations Fund III QP, Special Situations Private Equity Fund, and Special Situations Technology Fund II.

Special Situations Cayman Fund owns 1,098 shares of common stock. Special Situations Fund III QP owns 160,301 shares of common stock, 7,630,000 warrants to purchase 377,200 shares of common stock plus warrants to purchase an additional 8,535 shares of common stock as a result of an anti-dilution feature in the warrants, and a $275,000 debenture convertible into 220,000 shares of common stock. Special Situations Private Equity Fund owns 160,000 shares of common stock, 7,630,000 warrants to purchase 377,200 shares of common stock plus warrants to purchase an additional 8,535 shares of common stock as a result of an anti-dilution feature in the warrants, and a $275,000 debenture convertible into 220,000 shares of common stock. Special Situations Technology Fund II owns 22,300 shares of common stock. Messrs. Marxe and Greenhouse share the power to vote and direct the disposition of all shares of common stock owned by Special Situations Cayman Fund, Special Situations Fund III QP, Special Situations Private Equity Fund, and Special Situations Technology Fund II.

Messrs. Marxe and Greenhouse are deemed to beneficially own a total of 343,699 shares of common stock, 15,260,000 warrants to purchase 754,400 shares of common stock plus warrants to purchase an additional 17,070 shares of common stock as a result of an anti-dilution feature in the warrants, and $550,000 debentures convertible into 440,000 shares of common stock.

(6)                              We relied, in part, on a Schedule 13D filed with the SEC on June 6, 2007 by Arnold Schumsky for this information. Mr. Schumsky beneficially owns 139,604 shares of common stock. His ownership consists of (i) 37,096 shares of common stock owned of record by Mr. Schumsky, (ii) 62,508 shares that may be acquired upon exercise of outstanding warrants which are immediately exercisable,  and (iii) 40,000 shares that may be acquired upon conversion of a convertible promissory note.

Officers and Directors

		Amount of beneficial ownership (2)			Percent of Shares
Name and address of beneficial owner (1)	Nature of beneficial ownership	Shares Owned	Shares – Rights to Acquire	Total Number	Beneficially Owned(3)
Joseph N. Forkey (4)	President, Chief Executive Officer, Treasurer and Chairman	488	34,224	34,712	3.5%
Richard E. Forkey (5)	Advisor to the Chief Executive Officer	12,616	29,888	42,504	4.2%
Jack P. Dreimiller (6)	Senior Vice President, Chief Financial Officer	583	0	583	*
Donald A. Major (7)	Director	4,000	2,400	6,400	*
Richard B. Miles (8)	Director	4,000	2,000	6,000	*
Joel R. Pitlor (9)	Director	133,577	62,303	195,880	19.0%
All directors and executive officers as a group (6 persons)		155,264	130,815	286,079	26.0%

* Percentage of shares beneficially owned does not exceed one percent of issued and outstanding shares of stock.

(1)                                  Unless otherwise stated, the address of each beneficial owners listed on the table is c/o Precision Optics Corporation, Inc., 22 East Broadway, Gardner, MA 01440.

(2)                                  Represents shares with respect to which each beneficial owner listed has or will have, upon acquisition of such shares upon exercise or conversion of options, warrants, conversion privileges or other rights exercisable within sixty days, sole voting and investment power. Amounts listed have been adjusted to reflect a 1-for-25 reverse split, effective December 11, 2008.

(3)                              As of September 20, 2011, we had 971,013 shares of our common stock issued and outstanding. Percentages are calculated on the basis of the amount of issued and outstanding common stock plus, for each person or group, any securities that such person or group has the right to acquire within 60 days pursuant to options, warrants, conversion privileges or other rights.

(4)                              Dr. Forkey is our President, Chief Executive Officer, Treasurer, and Chairman of the Board of Directors. Dr. Forkey beneficially owns 34,224 shares of common stock which may be acquired within 60 days upon the exercise of outstanding stock options. Dr. Forkey also beneficially owns 488 shares of common stock through joint ownership with his wife, Heather C. Forkey, with whom he shares voting and dispositive control.

(5)                                  Mr. Forkey currently serves as Advisor to the Chief Executive Officer and is our former Chief Executive Officer. Mr. Forkey beneficially owns 12,616 shares of common stock and 29,888 shares of common stock which may be acquired within 60 days upon the exercise of outstanding stock options.

(6)                                  Mr. Dreimiller is our Senior Vice President and Chief Financial Officer. Mr. Dreimiller beneficially owns 583 shares of common stock.

(7)                                  Mr. Major is a member of our Board of Directors. Mr. Major beneficially owns 4,000 shares of common stock and 2,400 shares of common stock which may be acquired within 60 days upon the exercise of outstanding stock options.

(8)                                  Mr. Miles is a member of our Board of Directors. Mr. Miles beneficially owns 4,000 shares of common stock and 2,000 shares of common stock which may be acquired within 60 days upon the exercise of outstanding stock options.

(9)           Mr. Pitlor is a member of our Board of Directors. Mr. Pitlor beneficially owns (i) 133,577 shares of common stock, (ii) 2,378 shares which may be acquired within 60 days upon the exercise of outstanding stock options, and (iii) 59,925 shares that may be acquired upon exercise of an outstanding warrant, which is immediately exercisable.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Certain Relationships and Related Transactions

We lease our facility in Gardner, Massachusetts from Equity Assets, Inc., a company wholly-owned by Mr. Richard E. Forkey, our former President, Chief Executive Officer, Treasurer and current director. We are currently a tenant-at-will, paying rent of $9,000 per month, or an aggregate of $108,000 per year, for each of fiscal years 2011 and 2010.

On December 3, 2010, we terminated our consulting agreement with J.R. Pitlor, a company wholly-owned by Mr. Joel R. Pitlor, a director of our Company. Under the agreement, he provided consulting services to us for a fee not to exceed $5,000 a month. These consulting services consisted primarily of advice regarding marketing, strategic planning and other general business issues. We paid or accrued to J.R. Pitlor aggregate fees of $60,000, or $5,000 per month, for consulting services throughout fiscal year 2010 and through November 2010. Upon mutual agreement, $170,000 of earned compensation has been deferred, and Mr. Pitlor has agreed the deferred compensation may be paid in the form of our restricted common stock. Mr. Pitlor remains a director of our Company.

On July 13, 2011, our Chief Executive Officer loaned us $10,000 for working capital and payroll expenses. The loan was non-interest bearing, payable on demand, and repaid in full on August 2, 2011.

Director Independence

During the fiscal year ended June 30, 2011, the individuals named in the table above served as members of our Board of Directors. Of those individuals, Messrs. Pitlor, Major and Miles are “independent” as defined in Rule 4200(a)(15) of the NASDAQ Marketplace Rules. Our common stock (OTCQB: PEYE) is quoted on the OTCQB marketplace, the OTC market tier for companies that report to the SEC.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

Independent Registered Public Accounting Firm Fees

Our principal and only independent registered public accountant for the fiscal years ending June 30, 2011 and 2010 is Stowe & Degon LLC, or Stowe. The following table presents fees for professional audit services and other services rendered by Stowe, for the fiscal years ended June 30, 2011 and 2010:

	2011	2010
Audit Fees (1)	$72,750	$72,974
Audit-Related Fees (2)	—	—
Total Audit and Audit-Related Fees	72,750	72,974
Tax Fees (3)	7,750	7,750
All Other Fees (4)	—	—
Total Fees	$80,500	$80,724

(1)           Audit fees for fiscal 2011 are comprised of fees for professional services performed for the audit of our annual financial statements and review of the Company’s quarterly financial statements of $72,750, including direct out-of-pocket expenses in the amount of $1,750.

Audit fees for fiscal 2010 are comprised of fees for professional services performed for the audit of our annual financial statements and review of the Company’s quarterly financial statements of $72,974, including direct out-of-pocket expenses in the amount of $1,724.

(2)           Audit-related fees are comprised of fees for assurance and related attestation services that are reasonably related to the performance of the audit of the Company’s annual financial statements or the review thereof and fees for due diligence services.

(3)           Tax fees for fiscal 2011 and 2010 by Stowe are comprised of fees for professional services performed with respect to corporate tax compliance, tax planning and tax advice.

(4)           We did not incur any other fees during fiscal 2011 or 2010 for products and services provided by Stowe other than those disclosed above.

Pre-Approval Policies

Under the direction of our Audit Committee Chair, our Audit Committee pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the Audit Committee either before or after the respective services were rendered. The Audit Committee has considered the nature and amount of fees billed by Stowe and believes that the provision of services for activities unrelated to the audit is compatible with maintaining the firm’s independence.

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

a.             The following documents are filed as part of this 10-K:

1.             FINANCIAL STATEMENTS

The following documents are filed in Part II, Item 8 of this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at June 30, 2011 and 2010

Consolidated Statements of Operations for the years ended June 30, 2011 and 2010

Consolidated Statements of Stockholders’ Equity for the years ended June 30, 2011 and 2010

Consolidated Statements of Cash Flows for the years ended June 30, 2011 and 2010

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
10.17

Asset Purchase Agreement between the Company and Intuitive Surgical Operations, Inc., dated July 27, 2011 (included as Exhibit 10.1 to the Form 8-K filed August 3, 2011 and incorporated herein by reference).

10.18

Amendment to Pledge and Security Agreement by and among the Company and each investor named therein, dated July 27, 2011 (included as Exhibit 10.2 to the Form 8-K filed August 3, 2011 and incorporated herein by reference).

10.19

Endorsement to 10% Senior Secured Convertible Note by the Company, dated August 30, 2011, and accepted by Special Situations Private Equity Fund, L.P. (included as Exhibit 10.2 to the Form 8-K filed September 2, 2011 and incorporated herein by reference).

10.20

Endorsement to 10% Senior Secured Convertible Note by the Company, dated August 30, 2011, and accepted by Special Situations Fund III QP, L.P. (included as Exhibit 10.3 to the Form 8-K filed September 2,, 2011 and incorporated herein by reference).

10.21

Endorsement to 10% Senior Secured Convertible Note by the Company, dated August 30, 2011, and accepted by Arnold Schumsky (included as Exhibit 10.4 to the Form 8-K filed September 2,, 2011 and incorporated herein by reference).

10.22	Demand Note in the amount of $10,000, dated July 13, 2011, issued by the Company to Dr. Joseph N. Forkey (filed herewith).
14.1	Precision Optics Corporation, Inc. Corporate Code of Ethics and Conduct (included as Exhibit 14.1 to the Form 10-K filed September 28, 2008 and incorporated herein by reference).
21.1	Subsidiaries of the Registrant (included as Exhibit 21.1 to the Form 10-K filed September 26, 2008 and incorporated herein by reference).
23.1	Consent of Independent Registered Public Accounting Firm (filed herewith).

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 28, 2011	PRECISION OPTICS CORPORATION, INC.

	By:	/s/ Joseph N. Forkey
Joseph N. Forkey
Chairman of the Board, Chief Executive Officer, President and Treasurer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Joseph N. Forkey	Chairman of the Board, Chief Executive Officer, President and Treasurer (Principal Executive Officer)	September 28, 2011
Joseph N. Forkey

/s/ Richard E. Forkey	Director	September 28, 2011
Richard E. Forkey

/s/ Donald A. Major	Director	September 28, 2011
Donald A. Major

/s/ Richard B. Miles	Director	September 28, 2011
Richard Miles

/s/ Joel R. Pitlor	Director	September 28, 2011
Joel R. Pitlor

/s/ Jack P. Dreimiller	Senior Vice President and Chief Financial Officer	September 28, 2011
Jack P. Dreimiller	(Principal Financial Officer and Principal Accounting Officer)