Form 10-Q
period 2011-09-30
PRECISION OPTICS Corp INC
filed 2011-11-14
CIK 867840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

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

The number of shares outstanding of the issuer’s common stock, par value $0.01 per share, at November 14, 2011 was 1,245,339 shares.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30, 2011	June 30, 2011
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$1,788,473	$19,556
Accounts Receivable, net	232,169	148,824
Inventories, net	661,701	666,285
Prepaid Expenses	83,145	37,664
Total Current Assets	2,765,488	872,329
PROPERTY AND EQUIPMENT
Machinery and Equipment	2,355,968	2,355,968
Leasehold Improvements	553,596	553,596
Furniture and Fixtures	148,303	148,303
Vehicles	19,674	19,674
	3,077,541	3,077,541

Less: Accumulated Depreciation	(3,020,153)	(3,015,315)
Net Property and Equipment	57,388	62,226
OTHER ASSETS
Patents, net	-	188,260

TOTAL ASSETS	$2,822,876	$1,122,815
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
10% Senior Secured Convertible Notes	$795,833	$780,833
Accounts Payable	476,921	709,395
Customer Advances	19,779	36,292
Accrued Employee Compensation	684,712	711,015
Accrued Professional Services	4,822	54,000
Accrued Warranty Expense	25,000	25,000
Other Accrued Liabilities	-	912
Total Current Liabilities	2,007,067	2,317,447
STOCKHOLDERS’ EQUITY (DEFICIT)
Common Stock, $0.01 par value -
Authorized - 50,000,000 shares
Issued and Outstanding – 971,013 shares at September 30, 2011 and at June 30, 2011, respectively	9,710	9,710
Additional Paid-in Capital	38,271,029	38,259,029
Accumulated Deficit	(37,464,930)	(39,463,371)
Total Stockholders’ Equity (Deficit)	815,809	(1,194,632)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$2,822,876	$1,122,815

The accompanying notes are an integral part of these consolidated financial statements.

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED
SEPTEMBER 30, 2011 AND 2010
(UNAUDITED)

	Three Months Ended September 30,
	2011	2010
Revenues	$504,749	$683,902

Cost of Goods Sold	365,455	331,665

Gross Profit	139,294	352,237

Research and Development Expenses, net	151,190	227,494

Selling, General and Administrative Expenses	253,356	279,772

Gain on Sale of Assets	(2,050)	(12,053)

Total Operating Expenses	402,496	495,213

Operating Loss	(263,202)	(142,976)

Gain on Sale of Patents	2,276,286	-

Interest Income	357	130

Interest Expense	(15,000)	(15,000)

Net Income (Loss)	$1,998,441	$(157,846)

Income (Loss ) Per Share:
Basic	$2.06	$(0.15)
Diluted	$1.15	$(0.15)

Weighted Average Common Shares Outstanding:
Basic	971,013	1,018,411
Diluted	1,749,339	1,018,411

The accompanying notes are an integral part of these consolidated financial statements.

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED
SEPTEMBER 30, 2011 AND 2010
(UNAUDITED)

	Three Months Ended September 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$1,998,441	$(157,846)
Adjustments to Reconcile Net Loss to Net Cash
Used In Operating Activities -
Depreciation and Amortization	7,937	14,645
Gain on Sale of Patents	(2,276,286)	-
Gain on Sale of Assets	(2,050)	(12,053)
Stock-based Compensation Expense	12,000	3,176
Non-cash Interest Expense	15,000	15,000
Changes in Operating Assets and Liabilities-
Accounts Receivable, net	(83,345)	34,080
Inventories	4,584	21,793
Prepaid Expenses	(45,481)	(9,000)
Accounts Payable	(232,474)	11,074
Customer Advances	(16,513)	(49,500)
Accrued Expenses	(76,393)	(29,750)
Net Cash Used In Operating Activities	(694,580)	(158,381)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net Proceeds from Sale of Patents	2,463,171	-
Proceeds from Sale of Assets	2,050	12,053
Additional Patent Costs	(1,724)	(3,304)
Net Cash Provided By Investing Activities	2,463,497	8,749

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,768,917	(149,632)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	19,556	416,040

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,788,473	$266,408

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash Paid for Income Taxes	$912	$912

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

These consolidated financial statements have been prepared by the Company, without audit, and reflect normal recurring adjustments which, in the opinion of management, are necessary for a fair statement of the results of the first quarter of the Company’s fiscal year 2012. These consolidated financial statements do not include all disclosures associated with annual consolidated financial statements and, accordingly, should be read in conjunction with footnotes contained in the Company’s consolidated financial statements for the year ended June 30, 2011 together with the Report of Independent Registered Public Accounting Firm filed under cover of the Company’s 2011 Annual Report on Form 10-K.

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

Income (Loss) Per Share

Basic income (loss) per share is computed by dividing net income or net loss by the weighted average number of shares of common stock outstanding during the period. Diluted income (loss) per share is computed by dividing net income or net loss (adjusted by adding back interest expense on senior convertible notes) by the weighted average number of shares of common stock outstanding during the period, plus the number of potentially dilutive securities outstanding during the period such as stock options and warrants, shares issuable upon conversion of senior convertible notes and shares issuable to satisfy deferred compensation and consulting obligations. For the three months ended September 30, 2010, the effect of such securities was antidilutive and not included in the diluted calculation because of the net loss generated in that period.

Following is the calculation of income (loss) per share for the three months ended September 30, 2011 and 2010:

	Three Months Ended September 30,
	2011	2010

Net Income (Loss) – Basic	$1,998,441	$(157,846)
Interest Expense on Senior Convertible Notes	15,000	-
Net Income (Loss) – Diluted	$2,013,441	$(157,846)

Basic Weighted Average Shares Outstanding	971,013	1,018,411
Potentially Dilutive Securities	778,326	-
Diluted Weighted Average Shares Outstanding	1,749,339	1,018,411

Income (Loss) Per Share
Basic	$2.06	$(0.15)
Diluted	$1.15	$(0.15)

The number of shares issuable upon the exercise of outstanding stock options and warrants that were excluded from the computation as their effect was antidilutive was approximately 1,112,000 and 1,012,000 for the three months ended September 30, 2011 and 2010, respectively.

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

2. INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

	September 30, 2011	June 30, 2011
Raw Materials	$256,115	$271,608
Work-In-Progress	324,030	312,097
Finished Goods	81,556	82,580
Total Inventories	$661,701	$666,285

3. 10% SENIOR SECURED CONVERTIBLE NOTES

On June 25, 2008, the Company entered into a Purchase Agreement, as amended on December 11, 2008, with institutional and other accredited investors (the “Investors”) pursuant to which it sold a total of $600,000 of 10% Senior Secured Convertible Notes (the “Notes”) that are convertible at the Investor’s option into a total of 480,000 shares of the Company’s common stock at a conversion rate of $1.25. The Company also issued warrants to purchase a total of 316,800 shares of its common stock at an exercise price of $1.75 per share (the “Warrants”). Interest accrues on the Notes at a rate of 10% per year and is payable in cash upon the earlier of conversion or maturity of the Notes. The original maturity of the Notes was June 25, 2010 and the Warrants expire on June 25, 2015, subject to extension. By mutual agreement with the Company, the Investors have since amended the Notes on several dates to extend the “Stated Maturity Date” of the Notes. On October 31, 2011, the Investors further amended the Notes to extend the “Stated Maturity Date” to December 15, 2011. The conversion price of the Notes and the exercise price of the Warrants may be adjusted downward in the event the Company issues shares of common stock or securities convertible into common stock at a price lower than the conversion price of the Notes or exercise price of the Warrants at the time of issuance.

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

The 10% Senior Secured Convertible Notes consist of the following:
	September 30, 2011	June 30, 2011
10% Senior Secured Convertible Notes issued on June 25, 2008, convertible into common stock at $1.25 per share, bearing interest at 10% per annum. Outstanding principal and accrued interest are due at maturity, December 15, 2011	$600,000	$600,000
Accrued interest—10% coupon	195,833	180,833

	$795,833	$780,833

4.  STOCK-BASED COMPENSATION

Stock-based compensation costs recognized during each of the three month periods ended September 30, 2011 and 2010 amounted to $12,000 and $3,176, respectively, and were included in the accompanying consolidated statements of operations in: selling, general and administrative expenses (2011 - $7,500; 2010 - $0), and cost of goods sold (2011 - $4,500, 2010 - $3,176). No compensation has been capitalized because such amounts would have been immaterial. There was no net income tax benefit recognized related to such compensation for the three month periods ended September 30, 2011 and 2010  because of (1) the  availability of loss carryforwards to offset any anticipated taxable income in fiscal year 2012, and (2) the loss incurred in the first quarter of fiscal year 2011.

 The following tables summarize stock option activity during the first three months of fiscal year 2012:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Life

Outstanding at June 30, 2011	94,138	$15.97	4.50 years
Grants	40,000	0.27
Outstanding at September 30, 2011	134,138	$11.30	5.98 years

As of September 30, 2011, the unrecognized compensation costs related to options vesting will be primarily recognized over a period of approximately two years.

Information related to the stock options outstanding as of September 30, 2011 is as follows:

Range of Exercise Prices	Number of Shares	Weighted-Average Remaining Contractual Life (years)	Weighted-Average Exercise Price	Exercisable Number of Shares	Exercisable Weighted-Average Exercise Price
$0.27	40,000	9.79	$0.27	13,334	$0.27
$1.35	1,200	8.16	1.35	1,200	1.35
$1.25	1,200	7.16	1.25	1,200	1.25
$6.25	1,600	5.17	6.25	1,600	6.25
$7.75	1,200	6.16	7.75	1,200	7.75
$11.50	800	4.17	11.50	800	11.50
$13.75	50,778	4.61	13.75	50,778	13.75
$20.75	37,360	3.71	20.75	37,360	20.75
$1.25–$20.75	134,138	5.98	$11.30	107,472	$14.04

The aggregate intrinsic value of the Company’s “in-the-money” outstanding and exercisable options as of September 30, 2011 was $39,200 and $13,067, respectively.

5.  RESTRICTED STOCK

On December 3, 2010, Richard Forkey, who at the time of the agreement served as the Company’s Chief Executive Officer, agreed to reduce his annual salary to $100,000 per year, none of which would be deferred, and reduce his vacation accrual by $43,011 at his new rate of pay to $10,000.  He also entered into an agreement to convert all $474,646 of his previously deferred salary into 172,599 shares of the Company’s common stock.  One-eighth of the shares will vest on January 1, 2012, and one-eighth will vest on the first day of each quarter thereafter, commencing on April 1, 2012, until the shares are fully vested.

On December 3, 2010, Joseph Forkey, who at the time of the agreement served as the Company’s Chief Scientific Officer and currently serves as the Company’s Chief Executive Officer, agreed to reduce his vacation accrual by $4,824 at his current rate of pay, to $10,000.  Joseph Forkey’s salary will remain the same at $120,000 and none of it will be deferred.  He also agreed to convert all $29,999 of his previously deferred salary into 10,909 shares of the Company’s common stock.  One-eighth of the shares will vest on January 1, 2012, and one-eighth will vest on the first day of each quarter thereafter, commencing on April 1, 2012, until the shares are fully vested.

On December 3, 2010, the Company agreed with Joel Pitlor, one of the Company’s directors, to terminate his consulting agreement with the Company.  The Company also agreed to convert all $170,000 of the previously deferred consulting compensation owed to Mr. Pitlor into 61,818 shares of the Company’s common stock.  One-eighth of the shares will vest on January 1, 2012, and one-eighth will vest on the first day of each quarter thereafter, commencing on April 1, 2012, until the shares are fully vested.  Mr. Pitlor will remain as a director of the Company.

The shares referenced above totaling 245,326 shares of the Company’s common stock were issued in October 2011 pursuant to the 2011 Deferred Compensation Plan. The shares were registered under the Company’s registration statement on Form S-8.

The following table indicates what the effects will be on the Company’s December 31, 2011 consolidated balance sheet based upon the issuance in October 2011 of restricted stock in settlement of liabilities for deferred compensation and professional services, as indicated above:

Increase
(Decrease)
Accrued Employee Compensation	$(504,645)
Accounts Payable	$(170,000)
Total Current Liabilities	$(674,645)
Total Stockholders’ Equity (Deficit)	$674,645

6.   SALE OF ASSETS

During the quarters ended September 30, 2011 and 2010, respectively, the Company sold equipment that was previously written off for proceeds totaling $2,329 and $12,053, respectively, and recorded a gain of $2,050 and $12,053, respectively, which is included within operating expenses in the accompanying consolidated statements of operations.

7.   SALE OF PATENTS

On July 28, 2011, the Company entered into an asset purchase agreement with Intuitive Surgical Operations, Inc. (“Intuitive Surgical”), in which it received gross proceeds of $2,500,000 (less transaction expenses of  $36,829) in connection with the sale of certain intellectual property. Pursuant to the agreement, the Company agreed to assign to Intuitive Surgical all of its currently issued and non-expired patents and pending patent applications, and Intuitive Surgical agreed to grant back to the Company a royalty-free, worldwide license to the patents in all fields outside of medical robotics, except in certain exceptional circumstances.

In connection with this agreement, the Company recorded a gain on the sale of such intellectual property of $2,276,286 in the quarter ended September 30, 2011.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Important Factors Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties.  You should not place undue reliance on these forward-looking statements.  Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including the risks described in this report, the risks described in our Annual Report on Form 10-K for the year ended June 30, 2011 and other reports we file with the Securities and Exchange Commission.  Although we believe the expectations reflected in the forward-looking statements are reasonable, they relate only to events as of the date on which the statements are made.  We do not intend to update any of the forward-looking statements after the date of this report to conform these statements to actual results or to changes in our expectations, except as required by law.

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

There have been no significant changes in the critical accounting policies disclosed in our Annual Report on Form 10-K for the year ended June 30, 2011.

Results of Operations

Our total revenues for the quarter ended September 30, 2011, the first quarter of our fiscal year 2012, were $504,749, as compared to $683,902 for the same period last year, a decrease of $179,153, or 26.2%. The decrease in revenues for the current quarter was due principally to lower unit volume sales of micro optics, prisms and the advanced surgical visualization system used in spinal surgery.

Revenues from our largest customers, as a percentage of total revenues, for the three months ended September 30, 2011 and 2010, were as follows:

	2011	2010
Customer A	32%	25%
Customer B	14	28
Customer C	6	23
All Others	48	24
	100%	100%

No other customer accounted for more than 10% of our revenues during those periods.

Gross profit for the quarter ended September 30, 2011 was $139,294, as compared to $352,237 for the same period last year, which reflects a decrease of $212,943. Gross profit for the quarter ended September 30, 2011 as a percentage of revenues was 27.6%, a decrease from 51.5% for the quarter ended September 30, 2010. The decrease in our gross profit percentage was due primarily to lower overall unit sales volume and less favorable product mix in the quarter ended September 30, 2011 compared to the same period last year. Our quarterly gross profit and gross profit percentage depend on a number of factors, including overall sales volume and mix of products sold among others and therefore vary from quarter to quarter.

Research and development expenses were $151,190 for the quarter ended September 30, 2011, compared to $227,494 for the same period last year, a decrease of $76,304, or 33.5%.  The decrease in the current quarter compared to last year was due primarily to lower labor and materials costs incurred on product development activities, partially offset by decreased reimbursements received from customers for such activities. Quarterly research and development expenses depend on our assessment of new product opportunities and available resources. Research and development expenses were net of reimbursement of related costs of $15,378 and $54,631 during the quarters ended September 30, 2011 and 2010, respectively.

Selling, general and administrative expenses were $253,356 for the quarter ended September 30, 2011, compared to $279,772 for the same period last year, a decrease of $26,416, or 9.4%.  The decrease in the current quarter compared to last year was due primarily to lower consulting and salaries expenses.

No income tax provision was recorded in the first quarter of fiscal year 2012 or 2011 because of (1) the availability of loss carryforwards to offset any anticipated taxable income in fiscal year 2012, and (2) the loss incurred in the first quarter of fiscal year 2011.

Liquidity and Capital Resources

In July 2011, we received $2,500,000 (less $36,829 in transaction expenses) in connection with an asset purchase agreement with Intuitive Surgical Operations, Inc.  We have immediate use of the net proceeds of $2,463,171. This influx of capital will allow us to retire all outstanding long term debt, as necessary, and to satisfy our immediate cash requirements as we move forward with our business objectives to increase sales of newly developed products.

Moving forward, we intend to build upon recent successes in technology development and new product introductions. We believe the following technology areas continue to represent significant opportunities for future sales growth:

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

We have traditionally funded working capital needs through product sales, management of working capital components of our business, and by cash received from public and private offerings of our common stock, warrants to purchase shares of our common stock and convertible notes. Additionally, in July 2011, we received $2,500,000 in connection with an asset purchase agreement with Intuitive Surgical Operations, Inc. We have incurred quarter to quarter operating losses during our efforts to develop current products including endoscopes, image couplers, night vision and micro-optic lenses, prisms and assemblies for various applications utilizing a number of proprietary and patented technologies including Lenslock™ endoscope and micro-precision™ lens technologies. Our management expects that such operating losses will continue through fiscal year 2012 and until sales increase to breakeven and profitable levels. Our management also believes that the opportunities represented by these products have the potential to generate sales increases to achieve breakeven and profitable results.

We have sustained recurring net losses for several years. During the year ended June 30, 2011, we incurred a net loss of $1,052,613 and used cash in operations of $413,525. For the quarter ended September 30, 2011, we used cash in operations of $694,580 and our operating loss for the quarter was $263,202. As of September 30, 2011, cash and cash equivalents were $1,788,473, accounts receivable were $232,169, and current liabilities were $2,007,067. Deferred officers’ salaries and director consulting expenses accrued at September 30, 2011 were settled by the issuance in October 2011 of 245,326 shares of common stock rather than by cash payments. These deferred amounts included in current liabilities at September 30, 2011 total $674,645.

Contractual cash commitments for the fiscal years subsequent to September 30, 2011 are summarized as follows:

	2012	2013	Thereafter	Total
Operating Leases	$23,515	$388	$—	$23,903
Principal & Interest (1)	795,833	—	—	795,833
Totals	$819,348	$388	$—	$819,736

(1) This amount may be reduced to the extent the holders of the Senior Secured Convertible Notes elect to convert the principal on the Notes into our common stock.

We have contractual cash commitments related to open purchase orders for fiscal year 2012 of approximately $75,000.

Trends and Uncertainties That May Affect Future Results

During fiscal year 2010 after implementing a number of changes to reduce cash usage and increase sales and profitability, our cash flow was positive for the first time in many years. In fiscal year 2011, the major focus of our senior management was shifted to finding a long-term solution to our obligations under the 10% Senior Secured Convertible Notes which initially became due just before the beginning of fiscal year 2011. While we have continued to work to advance product development and sales and marketing efforts, the requirement to find a solution for the Notes while simultaneously continuing operations of our Company with limited capital resources resulted in an overall reduction in sales volume and delay of business plans. With the consummation of an asset purchase agreement with Intuitive Surgical Operations, Inc. in July 2011, we received sufficient cash to retire the Notes if and when necessary, and to provide working capital for our Company. Moving forward, the major focus of our senior management is to recover the business plan. We intend to increase sales of our existing and new technologies, and to achieve profitability.

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

During the past year, we have developed and began to manufacture a new stereo endoscope with high definition quality imaging and 10 mm diameter for use in general laparoscopic surgery. This next generation 3D endoscope has been evaluated by a number of medical professionals and has been received enthusiastically. We believe that with the advent of commercially available high quality flat panel 3D displays, stereo endoscopy represents an opportunity for significant sales growth for our Company.

The $600,000 principal and $195,833 interest, as of September 30, 2011, on the 10% Senior Secured Convertible Notes are due December 15, 2011. This amount may be reduced to the extent the holders of the Notes elect to convert some or all of the principal on the Notes into our common stock.

Off-Balance Sheet Transactions

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and our Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures, including internal control over financial reporting, were not effective as of September 30, 2011, to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended (i) is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are intended to be designed to provide reasonable assurance that such information is accumulated and communicated to our management.

Our disclosure controls and procedures include components of our internal control over financial reporting. In designing and evaluating our disclosure controls and procedures management recognizes that any controls, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within our Company have been detected.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting as of September 30, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our evaluation, our management concluded that our internal control over financial reporting was not effective as of September 30, 2011.

The following is a description of two material weaknesses in our internal control over financial reporting:

Segregation of Duties: As previously disclosed in our Annual Reports on Form 10-K for the fiscal years ended June 30, 2008, 2009, 2010 and 2011, our management identified a control deficiency during the 2008 fiscal year because we lacked sufficient staff to segregate accounting duties. We believe the control deficiency resulted primarily because we have the equivalent of one and one-half persons performing all accounting-related on-site duties. As a result, we did not maintain adequate segregation of duties within our critical financial reporting applications, the related modules and financial reporting processes. This control deficiency could result in a misstatement of balance sheet and income statement accounts in our interim or annual consolidated financial statements that would not be detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

To address and remediate the material weakness in internal control over financial reporting described above, beginning with the quarter ended September 30, 2008, we instituted a procedure whereby our President, our Executive Vice President and other members of our Board of Directors perform a higher level review of the quarterly and annual reports on Form 10-Q and Form 10-K prior to filing.

We believe that the step outlined above strengthens our internal control over financial reporting and mitigates the material weakness described above. As part of our 2012 assessment of internal control over financial reporting, our management has evaluated this additional control and has determined that it is operating effectively.

Inventory Valuation: As previously disclosed in our Annual Reports on Form 10-K for the fiscal years ended June 30, 2009, 2010 and 2011, we reported a material weakness with respect to the valuation of our inventories. Specifically, the amounts used to value our inventory at June 30, 2009 with respect to overhead rates and purchased items were often inconsistent with the supporting documentation, due to year-to-year changes in overhead rates and costs of purchased items that were not properly reflected in inventory valuation. Accordingly, management had determined that this control deficiency constituted a material weakness as of June 30, 2009. One audit adjustment of approximately $58,000 to our audited financial statements as of June 30, 2011 was necessary as a result of this condition.

To address and remediate the material weakness in internal control over financial reporting described above, beginning in the quarter ended September 30, 2009 and continuing through the quarter ended September 30, 2011, we implemented procedures to improve our inventory controls and documentation surrounding inventory valuation for overhead rates, and performed procedures to ensure that the pricing of inventory items was consistent with the supporting documentation. We believe that the step outlined above strengthens our internal control over financial reporting and mitigates the material weakness described above.

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

Item 1A. Risk Factors.

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2011, as filed with the SEC on September 28, 2011.

Items 2. Unregistered Sales of Equity Securities and Use of Proceeds.

We did not issue any unregistered equity securities during the quarter ended September 30, 2011.

Item 3. Defaults Upon Senior Securities.

As of September 30, 2011, we are not in default with respect to any indebtedness.

Item 4. Removed and Reserved.

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

10.19
Demand Note in the amount of $10,000, dated July 13, 2011, issued by the Company to Dr. Joseph N. Forkey (filed as Exhibit 10.22 to the Form 10-K filed September 28, 2011, and incorporated herein by reference.)

10.20	Precision Optics Corporation, Inc. 2011 Equity Incentive Plan, dated October 13, 2011 (included as Exhibit 10.2 to Form S-8 filed October 14, 2011, and incorporated herein by reference.)

10.21	Precision Optics Corporation, Inc. 2011 Deferred Compensation Plan, dated October 13, 2011 (included as Exhibit 10.3 to Form S-8 filed October 14, 2011, and incorporated herein by reference.)

10.22
Side Letter Agreement to the Compensation Agreement with Richard E. Forkey, dated October 14, 2011(included as Exhibit 10.4 to the Form 8-K filed October 19, 2011 and incorporated herein by reference).

10.23	Side Letter Agreement to the Compensation Agreement with Joseph N. Forkey, dated October 14, 2011(included as Exhibit 10.5 to the Form 8-K filed October 19, 2011 and incorporated herein by reference).
10.24	Side Letter Agreement to the Compensation Agreement with Joel N. Pitlor, dated October 14, 2011(included as Exhibit 10.6 to the Form 8-K filed October 19, 2011 and incorporated herein by reference).

10.25
Endorsement to 10% Senior Secured Convertible Note by the Company, dated October 31, 2011, and accepted by Special Situations Private Equity Fund, L.P. (included as Exhibit 10.2 to the Form 8-K filed November 3, 2011 and incorporated herein by reference).

10.26
Endorsement to 10% Senior Secured Convertible Note by the Company, dated October 31, 2011, and accepted by Special Situations Fund III QP, L.P. (included as Exhibit 10.3 to the Form 8-K filed November 3, 2011 and incorporated herein by reference).

10.27
Endorsement to 10% Senior Secured Convertible Note by the Company, dated October 31, 2011, and accepted by Arnold Schumsky (included as Exhibit 10.4 to the Form 8-K filed November 3, 2011 and incorporated herein by reference).

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRECISION OPTICS CORPORATION, INC.

Date: November 14, 2011	By:	/s/ Joseph N. Forkey
Joseph N. Forkey
Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2011	By:	/s/ Jack P. Dreimiller
Jack P. Dreimiller
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)