Form 10-Q
period 2011-12-31
PRECISION OPTICS Corp INC
filed 2012-02-14
CIK 867840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

or

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

The number of shares outstanding of the issuer’s common stock, par value $0.01 per share, at February 14, 2012 was 1,245,339 shares.

PRECISION OPTICS CORPORATION, INC.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	December 31, 2011	June 30, 2011
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$786,726	$19,556
Accounts Receivable, net	162,911	148,824
Inventories, net	622,397	666,285
Prepaid Expenses	48,224	37,664
Total Current Assets	1,620,258	872,329
PROPERTY AND EQUIPMENT
Machinery and Equipment	2,355,968	2,355,968
Leasehold Improvements	553,596	553,596
Furniture and Fixtures	148,303	148,303
Vehicles	19,674	19,674
	3,077,541	3,077,541

Less: Accumulated Depreciation	(3,025,297)	(3,015,315)
Net Property and Equipment	52,244	62,226
OTHER ASSETS
Patents, net	-	188,260

TOTAL ASSETS	$1,672,502	$1,122,815
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
10% Senior Secured Convertible Notes	$67,569	$780,833
Accounts Payable	212,259	709,395
Customer Advances	28,579	36,292
Accrued Employee Compensation	156,533	711,015
Accrued Professional Services	11,083	54,000
Accrued Warranty Expense	25,000	25,000
Other Accrued Liabilities	-	912
Total Current Liabilities	501,023	2,317,447
STOCKHOLDERS’ EQUITY (DEFICIT)
Common Stock, $0.01 par value - Authorized - 50,000,000 shares Issued and Outstanding –1,245,339 shares at December 31, 2011 and 971,013 shares at June 30, 2011	12,453	9,710
Additional Paid-in Capital	38,948,831	38,259,029
Accumulated Deficit	(37,789,805)	(39,463,371)
Total Stockholders’ Equity (Deficit)	1,171,479	(1,194,632)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$1,672,502	$1,122,815

The accompanying notes are an integral part of these consolidated financial statements.

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED
DECEMBER 31, 2011 AND 2010
(UNAUDITED)

	Three Months Ended December 31,		Six Months Ended December 31,
	2011	2010	2011	2010
Revenues	$493,774	$435,770	$998,523	$1,119,672

Cost of Goods Sold	382,454	342,980	747,909	674,645
Gross Profit	111,320	92,790	250,614	445,027

Research and Development Expenses, net	149,044	246,093	300,234	473,587

Selling, General and Administrative Expenses	274,718	180,657	528,074	460,429

Gain on Sale of Assets	(99)	(17,938)	(2,149)	(29,991)
Total Operating Expenses	423,663	408,812	826,159	904,025

Operating Loss	(312,343)	(316,022)	(575,545)	(458,998)

Gain on Sale of Patents	-	-	2,276,286	-

Interest Income	176	72	533	202

Interest Expense	(12,708)	(15,000)	(27,708)	(30,000)

Net Income (Loss)	$(324,875)	$(330,950)	$1,673,566	$(488,796)

Income (Loss) Per Share:
Basic	$(0.27)	$(0.33)	$1.55	$(0.48)
Diluted	$(0.27)	$(0.33)	$1.47	$(0.48)

Weighted Average Common Shares Outstanding:
Basic	1,191,138	1,017,896	1,081,075	1,018,153
Diluted	1,191,138	1,017,896	1,160,355	1,018,153

The accompanying notes are an integral part of these consolidated financial statements.

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED
DECEMBER 31, 2011 AND 2010
(UNAUDITED)

	Six Months Ended December 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$1,673,566	$(488,796)
Adjustments to Reconcile Net Loss to Net Cash Used In Operating Activities -
Depreciation and Amortization	13,081	29,394
Gain on Sale of Patents	(2,276,286)	-
Gain on Sale of Assets	(2,149)	(29,991)
Stock-based Compensation Expense	17,900	7,185
Non-cash Interest Expense	27,708	30,000
Changes in Operating Assets and Liabilities -
Accounts Receivable, net	(14,087)	234,255
Inventories	43,888	35,097
Prepaid Expenses	(10,560)	(18,158)
Accounts Payable	(327,136)	15,006
Customer Advances	(7,713)	(65,076)
Accrued Expenses	(93,666)	(88,736)
Net Cash Used In Operating Activities	(955,454)	(339,820)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net Proceeds from Sale of Patents	2,463,171	-
Proceeds from Sale of Assets	2,149	29,991
Additional Patent Costs	(1,724)	(6,149)
Net Cash Provided By Investing Activities	2,463,596	23,842

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of principal and interest on 10% Senior Convertible Notes	(740,972)	-
Purchase of treasury stock (47,398 shares)	-	(474)
Net Cash Used In Financing Activities	(740,972)	(474)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	767,170	(316,452)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	19,556	416,040

CASH AND CASH EQUIVALENTS, END OF PERIOD	$786,726	$99,588

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash Paid for Income Taxes	$912	$912

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock to satisfy deferred compensation obligations (245,326 shares)	$674,645	$-

The accompanying notes are an integral part of these consolidated financial statements.

PRECISION OPTICS CORPORATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Operations

The accompanying consolidated financial statements include the accounts of Precision Optics Corporation, Inc. and its wholly-owned subsidiaries (the “Company”). All significant intercompany accounts and transactions have been eliminated in consolidation.

These consolidated financial statements have been prepared by the Company, without audit, and reflect normal recurring adjustments which, in the opinion of management, are necessary for a fair statement of the results of the second quarter of the Company’s fiscal year 2012. These consolidated financial statements do not include all disclosures associated with annual consolidated financial statements and, accordingly, should be read in conjunction with footnotes contained in the Company’s consolidated financial statements for the year ended June 30, 2011 together with the Report of Independent Registered Public Accounting Firm filed under cover of the Company’s 2011 Annual Report on Form 10-K, filed with the Securities and Exchange Commission on September 28, 2011.

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

Income (Loss) Per Share

Basic income (loss) per share is computed by dividing net income or net loss by the weighted average number of shares of common stock outstanding during the period. Diluted income (loss) per share is computed by dividing net income or net loss (adjusted by adding back interest expense on senior convertible notes) by the weighted average number of shares of common stock outstanding during the period, plus the number of potentially dilutive securities outstanding during the period such as stock options and warrants and shares issuable upon conversion of senior convertible notes. For the three months ended December 31, 2011 and for the three and six months ended December 31, 2010, the effect of such securities was antidilutive and not included in the diluted calculation because of the net loss generated in those periods.

The following is the calculation of income (loss) per share for the three and six months ended December 31, 2011 and 2010:

	Three Months Ended December 31		Six Months Ended December 31
	2011	2010	2011	2010

Net Income (Loss) – Basic	$(324,875)	$(330,950)	$1,673,566	$(488,796)
Interest Expense on Senior Convertible Notes	-	-	27,708	-
Net Income (Loss) – Diluted	$(324,875)	$(330,950)	$1,701,274	$(488,796)

Basic Weighted Average Shares Outstanding	1,191,138	1,017,896	1,081,075	1,018,153
Potentially Dilutive Securities	-	-	79,280	-
Diluted Weighted Average Shares Outstanding	1,191,138	1,017,896	1,160,355	1,018,153

Income (Loss) Per Share
Basic	$(0.27)	$(0.33)	$1.55	$(0.48)
Diluted	$(0.27)	$(0.33)	$1.47	$(0.48)

The number of shares issuable upon the exercise of outstanding stock options and warrants that were excluded from the computation as their effect was antidilutive was approximately 1,050,000 and 1,112,000 for the three months ended December 31, 2011 and 2010, respectively, and approximately 1,012,000 and 1,112,000 for the six months ended December 31, 2011 and 2010, respectively.

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

2.  INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

	December 31, 2011	June 30, 2011
Raw Materials	$246,427	$271,608
Work-In-Progress	294,282	312,097
Finished Goods	81,688	82,580
Total Inventories	$622,397	$666,285

3.  10% SENIOR SECURED CONVERTIBLE NOTES

On June 25, 2008, the Company entered into a Purchase Agreement, as amended on December 11, 2008, with institutional and other accredited investors (the “Investors”) pursuant to which it sold a total of $600,000 of 10% Senior Secured Convertible Notes (the “Notes”) that are convertible at the Investor’s option into a total of 480,000 shares of the Company’s common stock at a conversion rate of $1.25. The Company also issued warrants to purchase a total of 316,800 shares of its common stock at an exercise price of $1.75 per share (the “Warrants”). Interest accrues on the Notes at a rate of 10% per year and is payable in cash upon the earlier of conversion or maturity of the Notes. The original maturity of the Notes was June 25, 2010 and the Warrants expire on June 25, 2015, subject to extension. By mutual agreement with the Company, the Investors amended the Notes on several dates to extend the “Stated Maturity Date” of the Notes. The conversion price of the Notes and the exercise price of the Warrants may be adjusted downward in the event the Company issues shares of common stock or securities convertible into common stock at a price lower than the conversion price of the Notes or exercise price of the Warrants at the time of issuance.

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

Pursuant to a Registration Rights Agreement entered into with the Investors on June 25, 2008, the Company agreed to file a registration statement with the Securities and Exchange Commission by the earlier of (i) two days following the effectiveness of the amendment to implement a reverse stock split, and (ii) December 15, 2008, to register the resale of the common stock issuable upon the conversion of the Notes and the exercise of the Warrants. The Company agreed to keep the registration statement effective until the earlier of (i) the date on which all the securities have been sold, and (ii) the date on which all the securities may be sold without restriction pursuant to Rule 144 of the Securities Act of 1933.

The Notes contain covenants binding on the Company and certain events of default, including but not limited, to:

●	the failure of the Company to make a scheduled payment;

●
the failure of the Company to make payments in excess of $100,000 on any liability or obligation, or if there is an acceleration of the stated maturity of any liability or obligation in excess of $100,000; or

●	the Company entering bankruptcy.

If an event of default occurs and is uncured within the allowable grace period, if any, the Investors may declare all amounts under the Notes immediately due and payable and may pursue any other available remedies.

On December 15, 2011, the Company repaid Special Situations Fund III QP, L.P. a principal repayment of $275,000 and accrued interest of $95,486, for a total payment of $370,486. On December 15, 2011, the Company repaid Special Situations Private Equity Fund, L.P. a principal repayment of $275,000 and accrued interest of $95,486, for a total payment of $370,486. The Notes held by Special Situations Fund III QP, L.P. and Special Situations Private Equity Fund, L.P. have been satisfied in full and the obligations thereunder have been terminated.

On January 31, 2012, one of the Investors, Arnold Schumsky, further amended his remaining Note to extend the “Stated Maturity Date” to March 31, 2012.

The 10% Senior Secured Convertible Notes consist of the following:

	December 31, 2011	June 30, 2011
10% Senior Secured Convertible Notes issued on June 25, 2008, convertible into common stock at $1.25 per share, bearing interest at 10% per annum. Outstanding principal and accrued interest are due at maturity, March 31, 2012	$50,000	$600,000
Accrued interest—10% coupon	17,569	180,833

	$67,569	$780,833

4.  STOCK-BASED COMPENSATION

Stock-based compensation costs recognized during the quarters ended December 31, 2011 and 2010 amounted to $13,400 and $4,009, respectively, and the costs were included in the accompanying consolidated statements of operations in: selling, general and administrative expenses (2011 - $12,500; 2010 - $833), and cost of goods sold (2011 - $900; 2010 - $3,176). Stock-based compensation costs recognized during  the six month periods ended December 31, 2011 and 2010 amounted to $17,900 and $7,185, respectively, and were included in the accompanying consolidated statements of operations in: selling, general and administrative expenses (2011 - $12,500; 2010 - $833), and cost of goods sold (2011 - $5,400, 2010 - $6,352). No compensation has been capitalized because such amounts would have been immaterial.  No income tax provision was recorded in the second quarter or first six months of fiscal years 2012 or 2011 because of the availability of loss carryforwards to offset any anticipated taxable income in fiscal year 2012 and fiscal year 2011.

The following tables summarize stock option activity during the first six months of fiscal year 2012:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Life

Outstanding at June 30, 2011	94,138	$15.97	4.50 years
Grants	40,000	0.27
Cancellations	(271)	13.75
Outstanding at December 31, 2011	133,867	$11.30	5.73 years

As of December 31, 2011, the unrecognized compensation costs related to options vesting will be primarily recognized over a period of approximately 1.75 years.

Information related to the stock options outstanding as of December 31, 2011 is as follows:

Range of Exercise Prices	Number of Shares	Weighted-Average Remaining Contractual Life (years)	Weighted-Average Exercise Price	Exercisable Number of Shares	Exercisable Weighted-Average Exercise Price
$0.27	40,000	9.54	$0.27	13,334	$0.27
$1.35	1,200	7.90	1.35	1,200	1.35
$1.25	1,200	6.91	1.25	1,200	1.25
$6.25	1,600	4.92	6.25	1,600	6.25
$7.75	1,200	5.91	7.75	1,200	7.75
$11.50	800	3.92	11.50	800	11.50
$13.75	50,507	4.36	13.75	50,507	13.75
$20.75	37,360	3.46	20.75	37,360	20.75
$1.25–$20.75	133,867	5.73	$11.30	107,201	$14.04

The aggregate intrinsic value of the Company’s “in-the-money” outstanding and exercisable options as of December 31, 2011 was $43,320 and $14,521, respectively.

5.  RESTRICTED STOCK

On December 3, 2010, Richard Forkey, who at the time of the agreement served as the Company’s Chief Executive Officer, agreed to reduce his annual salary to $100,000 per year, none of which would be deferred, and reduce his vacation accrual by $43,011, at his new rate of pay, to $10,000.  He also entered into an agreement on December 3, 2010, as amended on October 14, 2011, to convert all $474,646 of his previously deferred salary into 172,599 shares of the Company’s common stock. One-eighth of the shares vested on January 1, 2012, and one-eighth will vest on the first day of each quarter thereafter, commencing on April 1, 2012, until the shares are fully vested.

On December 3, 2010, Joseph Forkey, who at the time of the agreement served as the Company’s Chief Scientific Officer and currently serves as the Company’s Chief Executive Officer, agreed to reduce his vacation accrual by $4,824, at his current rate of pay, to $10,000.  Joseph Forkey’s salary will remain the same at $120,000 and none of it will be deferred. He also entered into an agreement on December 3, 2010, as amended on October 14, 2011, to convert all $29,999 of his previously deferred salary into 10,909 shares of the Company’s common stock. One-eighth of the shares vested on January 1, 2012, and one-eighth will vest on the first day of each quarter thereafter, commencing on April 1, 2012, until the shares are fully vested.

On December 3, 2010, the Company agreed with Joel Pitlor, one of the Company’s directors, to terminate his consulting agreement with the Company. The Company also agreed on December 3, 2010, as amended on October 14, 2011, to convert all $170,000 of the previously deferred consulting compensation owed to Mr. Pitlor into 61,818 shares of the Company’s common stock. One-eighth of the shares vested on January 1, 2012, and one-eighth will vest on the first day of each quarter thereafter, commencing on April 1, 2012, until the shares are fully vested.  Mr. Pitlor will remain as a director of the Company.

The shares referenced above totaling 245,326 shares of the Company’s common stock were issued in October 2011 pursuant to the Company’s 2011 Deferred Compensation Plan. The shares were registered under the Company’s registration statement on Form S-8 filed October 14, 2011.

The following table indicates the effects on the Company’s December 31, 2011 consolidated balance sheet based upon the issuance of restricted stock in settlement of liabilities for deferred compensation and professional services in October 2011, as indicated above:

Increase (Decrease)
Accrued Employee Compensation	$(504,645)
Accounts Payable	$(170,000)
Total Current Liabilities	$(674,645)
Total Stockholders’ Equity (Deficit)	$674,645

6.  SALE OF ASSETS

During the six months ended December 31, 2011 and 2010, respectively, the Company sold equipment that was previously written off for proceeds totaling $2,149 and $29,991, respectively, and recorded a gain of $2,149 and $29,991, respectively, which is included within operating expenses in the accompanying consolidated statements of operations.

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

8.  SUBSEQUENT EVENT

On February 9, 2012, the Company agreed to issue a total of 258,800 options to purchase common stock to officers, directors, employees and consultants of the Company, and 6,000 shares of unregistered common stock for consulting services.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and notes to those statements included elsewhere in this Quarterly Report on Form 10-Q for the quarter ended December 31, 2011 and our audited consolidated financial statements for the year ended June 30, 2011 included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on September 28, 2011.

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.When used in this report, the words “expects,” “anticipates,” “suggests,” “believes,” “intends,” “estimates,” “plans,” “projects,” “continue,” “ongoing,” “potential,” “expect,” “predict,” “believe,” “intend,” “may,” “will,” “should,” “could,” “would” and similar expressions are intended to identify forward-looking statements. You should not place undue reliance on these forward-looking statements.  Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including the risks described in this report, the risks described in our Annual Report on Form 10-K for the year ended June 30, 2011 and other reports we file with the Securities and Exchange Commission.  Although we believe the expectations reflected in the forward-looking statements are reasonable, they relate only to events as of the date on which the statements are made.  We do not intend to update any of the forward-looking statements after the date of this report to conform these statements to actual results or to changes in our expectations, except as required by law.

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

We are registered to the ISO 9001:2008 and ISO 13485:2003 and Canadian Medical Devices Conformity Assessment System, or CMDCAS, Quality Standards and comply with the FDA Good Manufacturing Practices and the European Union Medical Device Directive for CE marking of our medical products. Our internet website is www.poci.com. Information on our website is not intended to be integrated into this report.

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

Since the 1990s, we have maintained a Hong Kong subsidiary to support business and quality control activities as required throughout Asia. We believe the cost savings from such production are essential to our ability to compete on a price basis in the medical products area in particular and to our profitability in general.

We believe that competition for sales of our medical products and services, which have been principally sold to original equipment manufacturer, or OEM, customers, is based on performance and other technical features, as well as other factors, such as scheduling and reliability, in addition to competitive price.

We believe our future success depends to a large degree on our ability to continue to conceive and to develop new optical products and services to enhance the performance characteristics and methods of manufacture of existing products. Accordingly, we expect to continue to seek to obtain product-related design and development contracts with customers and to selectively invest our own funds on research and development.

Critical Accounting Policies and Estimates

General

This management’s discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America, referred to as U.S. GAAP. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

There have been no significant changes in our critical accounting policies as disclosed in our Annual Report on Form 10-K for the year ended June 30, 2011, filed September 28, 2011.

Results of Operations

Our total revenues for the quarter ended December 31, 2011, the second quarter of our fiscal year 2012, were $493,774, as compared to $435,770 for the same period in the prior year, an increase of $58,004, or 13.3%. The increase in revenues for the quarter ended December 31, 2011was primarily due to higher unit volume sales of endoscopes, partially offset by lower unit volume sales of micro optics and lower unit volume sales of the advanced surgical visualization system used in spinal surgery. Our total revenues for the six months ended December 31, 2011 were $998,523, as compared to $1,119,672 for the same period in the prior year, a decrease of $121,149, or 10.8%. The decrease in revenues for the six month period was primarily due to lower unit volume sales of micro optics and lower unit volume sales of the advanced surgical visualization system used in spinal surgery, partially offset by higher sales of endoscopes.

Revenues from our largest customers, as a percentage of our total revenues, for the six months ended December 31, 2011 and 2010, were as follows:

	2011	2010
Customer A	36%	22%
Customer B	14	2
Customer C	12	23
Customer D	4	21
All Others	34	32
	100%	100%

No other customer accounted for more than 10% of our revenues during those periods.

Gross profit for the quarter ended December 31, 2011 was $111,320, as compared to $92,790 for the same period in the prior year, which reflects an increase of $18,530. Gross profit for the quarter ended December 31, 2011 as a percentage of our revenues was 22.5%, an increase from the gross profit percentage of 21.3% for the same period in the prior year. The increase in our gross profit percentage was due primarily to higher overall unit sales volume in the quarter ended December 31, 2011 compared to the same period in the prior year. Gross profit for the six months ended December 31, 2011 was $250,614, as compared to $445,027 for the same period in the prior year, which reflects a decrease of $194,413. Gross profit for the six months ended December 31, 2011 as a percentage of our revenues was 25.1%, a decrease from the gross profit percentage of 39.7% for the same period in the prior year. The decrease in our gross profit percentage was primarily due to lower overall unit sales volume and less favorable product mix in the six months ended December 31, 2011 compared to the same period in the prior year. Our quarterly gross profit and gross profit percentage depend on a number of factors, including overall sales volume and mix of products sold among others, and therefore vary from quarter to quarter.

Research and development expenses were $149,044 for the quarter ended December 31, 2011, compared to $246,093 for the same period in the prior year, a decrease of $97,049, or 39.4%. The decrease in the quarter ended December 31, 2011 compared to same period in the prior year was primarily due to lower labor and materials costs incurred on product development activities, partially offset by decreased reimbursements received from customers for such activities. Quarterly research and development expenses depend on our assessment of new product opportunities and available resources. Research and development expenses were net of reimbursement of related costs of $22,052 and $53,173 during the quarters ended December 31, 2011 and 2010, respectively. Research and development expenses were $300,234 for the six months ended December 31, 2011, compared to $473,587 for the same period in the prior year, a decrease of $173,353, or 36.6%.  The decrease in the six month period ended December 31, 2011 compared to the same period in the prior year was primarily due to lower labor and materials costs incurred on product development activities, partially offset by decreased reimbursements received from customers for such activities. Research and development expenses were net of reimbursement of related costs of $37,430 and $107,804 during the six months ended December 31, 2011 and 2010, respectively.

Selling, general and administrative expenses were $274,718 for the quarter ended December 31, 2011, compared to $180,657 for the same period in the prior year, an increase of $94,061, or 52.1%. The increase in the quarter ended December 31, 2011 compared to the same period in the prior year was primarily due to a reduction in the accrued vacation liabilities for certain officers in connection with the settlement of deferred compensation liabilities recorded in the quarter ended December 31, 2010, partially offset by lower salaries expense in the quarter ended December 31, 2011. Selling, general and administrative expenses were $528,074 for the six months ended December 31, 2011, compared to $460,429 for the same period in the prior year, an increase of $67,645, or 14.7%. The increase in the six month period ended December 31, 2011 compared to the same period in the prior year was primarily due to a reduction in the accrued vacation liabilities for certain officers in connection with the settlement of deferred compensation liabilities mentioned above, partially offset by lower salary expenses.

No income tax provision was recorded in the second quarter or first six months of fiscal years 2012 or 2011 because of the availability of loss carryforwards to offset any anticipated taxable income in fiscal year 2012 and fiscal year 2011.

Liquidity and Capital Resources

In July 2011, we received $2,500,000 (less $36,829 in transaction expenses) in connection with an asset purchase agreement with Intuitive Surgical Operations, Inc.  We had immediate use of the net proceeds of $2,463,171. This influx of capital allowed us to retire all outstanding long term debt as necessary, and to satisfy our immediate cash requirements as we move forward with our business objectives to increase sales of newly developed products.

On December 15, 2011, we repaid Special Situations Fund III QP, L.P. a principal repayment of $275,000 and accrued interest of $95,486, for a total payment of $370,486. On December 15, 2011, we repaid Special Situations Private Equity Fund, L.P. a principal repayment of $275,000 and accrued interest of $95,486, for a total payment of $370,486. The Notes held by Special Situations Fund III QP, L.P. and Special Situations Private Equity Fund, L.P. have been satisfied in full and the obligations thereunder have been terminated. On January 31, 2012, one of the Investors, Arnold Schumsky, further amended his remaining Note to extend the “Stated Maturity Date” to March 31, 2012.

Moving forward, we intend to build upon recent successes in technology development and new product introductions. We believe the following technology areas continue to represent significant opportunities for future sales growth:

●	Lenslock™ endoscopes and other minimally invasive surgical devices which provide significant benefits to surgeons and hospitals through better image quality and reduced lifetime ownership costs;
●	Microprecision™ optical elements and assemblies with sizes less than 1 mm that enable the introduction of imaging capabilities in locations in the body previously inaccessible; and
●	next generation handheld stereoendoscopes that provide high definition 3D images for use in minimally invasive surgery

We compete in a highly technical, very competitive and, in most cases, price driven segment of the medical instrument marketplace where products can take years to develop and introduce to distributors and end users. Furthermore, research and development, manufacturing, marketing and distribution activities are strictly regulated by the U.S. Food and Drug Administration, International Organization for Standardization, and other regulatory bodies that, while intended to enhance the ultimate quality and functionality of products produced, can contribute to the significant cost and time needed to maintain existing products and develop and introduce product enhancements and new product innovations.

We have traditionally funded working capital needs through product sales, management of working capital components of our business, and by cash received from public and private offerings of our common stock, warrants to purchase shares of our common stock and convertible notes. In July 2011, we received proceeds of $2,500,000 in connection with the execution of an asset purchase agreement with Intuitive Surgical Operations, Inc. We have incurred quarter to quarter operating losses during our efforts to develop current products including endoscopes, image couplers, night vision and micro-optic lenses, prisms and assemblies for various applications utilizing a number of proprietary and patented technologies including Lenslock™ endoscope and micro-precision™ lens technologies. Our management expects that such operating losses will continue through fiscal year 2012 and until sales increase to breakeven and profitable levels. Our management also believes that the opportunities represented by these products have the potential to generate sales increases to achieve breakeven and profitable results.

If these additional revenues are not achieved on a timely basis, we will be required to pursue several options to manage cash flow and raise capital, including issuing debt or equity or entering into a strategic alliance. The sale of additional equity or convertible debt securities would result in additional dilution to our stockholders, and debt financing, if available, may involve restrictive covenants that could restrict our operations or finances. Financing may not be available in amounts or on terms acceptable to us, if at all. If we cannot raise funds on acceptable terms or achieve positive cash flow, we may not be able to continue to conduct operations, develop new products, grow market share, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements, any of which would negatively impact our business, operating results and financial condition.

We have sustained recurring net losses for several years. During the year ended June 30, 2011, we incurred a net loss of $1,052,613 and used cash in operations of $413,525. For the quarter ended December 31, 2011, we used cash in operations of $260,874 and our operating loss for the quarter was $312,343. As of December 31, 2011, cash and cash equivalents were $786,726, accounts receivable were $162,911, and current liabilities were $501,023. Deferred officers’ salaries and director consulting expenses accrued as of September 30, 2011 were settled by the issuance in October 2011 of 245,326 shares of common stock rather than by cash payments. These deferred amounts included in current liabilities at September 30, 2011 totaled $674,645.

Contractual cash commitments for the fiscal years subsequent to December 31, 2011 are summarized as follows:

	2012	2013		Thereafter	Total
Operating Leases	$12,076	$	---	$—	$12,076
Principal & Interest (1)	67,569		—	—	67,569
Totals	$79,645	$	----	$—	$79,645

(1) This amount may be reduced to the extent the holder of the Senior Secured Convertible Note elects to convert the principal on the Note into our common stock.

We have contractual cash commitments related to open purchase orders for fiscal year 2012 of approximately $178,000.

Trends and Uncertainties That May Affect Future Results

During fiscal year 2010 after implementing a number of changes to reduce cash usage and increase sales and profitability, our cash flow was positive for the first time in many years. In fiscal year 2011, the major focus of our senior management was shifted to finding a long-term solution to our obligations under the 10% Senior Secured Convertible Notes (the “Notes) which initially became due just before the beginning of fiscal year 2011. While we have continued to work to advance product development and sales and marketing efforts, the requirement to find a solution for the Notes while simultaneously continuing operations of our Company with limited capital resources resulted in an overall reduction in sales volume and delay of business plans. With the consummation of an asset purchase agreement with Intuitive Surgical Operations, Inc. in July 2011, we received sufficient cash to retire the Notes and to provide working capital for our Company. Moving forward, the major focus of our senior management in fiscal year 2012 is to recover the business plan. We intend to increase sales of our existing and new technologies, and to achieve profitability.

Due to the introductory stage of many of our products and the unpredictable timing of orders from customers, it is difficult to predict with certainty the detailed rate of future revenue growth. However, we expect that current discussions with existing and new potential customers could lead to increases in our revenues. To continue to support these and future discussions, we intend to continue to develop and commercialize new products and technical innovations, in particular:

●	a new generation of endoscopes that incorporate patented Lenslock™ technology and associated custom products for minimally invasive surgery;
●	new components and instruments utilizing our new patented micro-precision™ lens technology for optical components and endoscopes under 1 mm; and
●	new handheld stereo endoscopes that provide high definition 3D images for use in minimally invasive surgery.

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

During the past year, we developed and began to manufacture a new stereo endoscope with high definition quality imaging and 10 mm diameter for use in general laparoscopic surgery. This next generation 3D endoscope has been evaluated by a number of medical professionals and has been received enthusiastically. We believe that with the advent of commercially available high quality flat panel 3D displays, stereo endoscopy represents an opportunity for significant sales growth for our Company.

The $50,000 principal and $17,569 interest, as of December 31, 2011, on the 10% Senior Secured Convertible Note payable to Mr. Arnold Schumsky are due March 31, 2012. This amount may be reduced to the extent the holder of the Note elects to convert some or all of the principal on his Note into our common stock.

Off-Balance Sheet Transactions

We currently have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, as defined by Rule 12b-2 of the Exchange Act and in Item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this Item.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and our Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures, including internal control over financial reporting, were not effective as of  December 31, 2011, to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended (i) is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are intended to be designed to provide reasonable assurance that such information is accumulated and communicated to our management. Based on our evaluation, our management concluded that our internal control over financial reporting was not effective as of December 31, 2011.

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

To address and remediate the material weakness in internal control over financial reporting described above, beginning with the quarter ended September 30, 2008, we instituted a procedure whereby our President and other members of our Board of Directors perform a higher level review of the quarterly reports on Form 10-Q and annual reports on Form 10-K prior to filing.

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

To address and remediate the material weakness in internal control over financial reporting described above, beginning in the quarter ended September 30, 2009 and continuing through the quarter ended December 31, 2011, we implemented procedures to improve our inventory controls and documentation surrounding inventory valuation for overhead rates, and performed procedures to ensure that the pricing of inventory items was consistent with the supporting documentation. We believe that the step outlined above strengthens our internal control over financial reporting and mitigates the material weakness described above.

We intend to continue to remediate material weaknesses and enhance our internal controls but cannot guarantee that our efforts will result in remediation of our material weaknesses or that new issues will not be exposed in this process.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2011, which is covered by this Quarterly Report on Form 10-Q, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

Our Company, on occasion, may be involved in legal matters arising in the ordinary course of our business. While management believes that such matters are currently insignificant, matters arising in the ordinary course of business for which we are or could become involved in litigation may have a material adverse effect on our business, financial condition or results of operations. We are not aware of any pending or threatened litigation against us or our officers and directors in their capacity as such that could have a material impact on our operations or finances.

Item 1A.  Risk Factors.

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2011, as filed with the SEC on September 28, 2011.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On October 31, 2011, we issued 25,000 unregistered shares of our common stock to Landmark Financial Corp. as consideration for consulting services, and such shares were valued at $7,500.

On February 9, 2012, we issued 6,000 unregistered shares of our common stock to Orin Hirschman, or his designee, as consideration for consulting services, and such shares were valued at $3,300.

With respect to the issuances of securities described above, we relied on the Section 4(2) exemption from securities registration under the federal securities laws for transactions not involving any public offering. No advertising or general solicitation was employed in offering the securities. The securities were issued to accredited investors. The securities were offered for investment purposes only and not for the purpose of resale or distribution, and the transfers thereof were appropriately restricted by us.

Item 3.  Defaults Upon Senior Securities.

As of December 31, 2011, we are not in default with respect to any indebtedness.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.

Appointment of Executive Vice President for Corporate Development

On February 9, 2012, our Board of Directors appointed Donald A. Major as our Executive Vice President for Corporate Development. In this newly formed position, Mr. Major will assist in various corporate activities, including strategic planning, evaluating opportunities for strategic partnerships, and interaction with existing and potential new investors in our Company.

Mr. Major has served as a member of our Board of Directors since 2005. He has been employed as an independent consultant since October 2007, and most recently, provided companies with interim management, turnaround, restructuring and reorganization services as well as sourcing services for a private equity firm. From October 2006 to May 2007, he served as Vice President of Corporate Development of Advanced Duplication Services LLC. From February 2002 to late 2008, Mr. Major served as Vice President and Treasurer of Anderson Entertainment, LLC (formerly Digital Excellence LLC), which was owned by a private equity firm and sold to Advanced Duplication Services LLC. He earned his B.A. in Accounting in 1984 from Michigan State University. He is a Certified Public Accountant (inactive) and has experience in the field of public accounting and in financial officer positions in publicly held and start-up medical device companies. We, along with our Board of Directors, have determined that Mr. Major’s extensive experience in finance, accounting and management provide him with the skills necessary to serve as an officer of our Company. He will remain a member of our Board.

Mr. Major will be compensated for his services as our Executive Vice President for Corporate Development in the amount of $2,500 per month. In the event he provides more than 40 hours of service per month to our Company, he will be compensated additional amounts on an hourly basis up to a maximum cap of $7,500 per month. On February 9, 2012, the Board agreed to pay Mr. Major $11,606 as compensation for these services rendered to the Company previously. Additionally, we granted Mr. Major options to purchase 20,000 shares of our common stock at an exercise price equal to the closing price of our common stock on February 9, 2012. The options have a ten year term and shall vest 25%, or 5,000 shares, on the first day of each quarter, beginning on April 1, 2012, until all shares are fully vested.
Amendments to Compensatory Agreement with Chief Executive Officer and Chief Financial Officer

On February 9, 2012, our Board of Directors adopted a cash bonus plan for our Chief Executive Officer, Dr. Joseph N. Forkey.

The cash bonus plan is intended to provide Dr. Forkey with an incentive for Company performance and to reward his contributions towards goals consistent with our business strategy. The cash bonus plan is administered by the Board of Directors, which has full authority and sole discretion to set bonus amounts and fix performance targets. The plan provides for the payment of a cash bonus of up to $60,000, which amount can be adjusted in the Board’s discretion, based upon the Board’s determination of Dr. Forkey’s achievement of performance objectives and the cash needs of the Company.

Additionally, we granted Dr. Forkey options to purchase 150,000 shares of our common stock at an exercise price equal to the closing price of our common stock on February 9, 2012. The options have a ten year term and shall vest in increments of 25,000 shares on the first day of each quarter, beginning on January 1, 2013, until all shares are fully vested. Dr. Forkey’s base salary will remain unmodified.

On February 9, 2012, we granted our Chief Financial Officer, Jack P. Dreimiller, options to purchase 15,000 shares of our common stock at an exercise price equal to the closing price of our common stock on February 9, 2012. The options have a ten year term. One-third of such options (5,000 shares) vested immediately, one-third of such options (5,000 shares) shall vest on February 9, 2013, and one-third of such options (5,000 shares) shall vest on February 9, 2014. Mr. Dreimiller’s base salary will remain unmodified.

Amendment to Non-Employee Director Compensation Plan, Option Grants to Non-Employee Directors

On February 9, 2012, we amended our compensation plan for non-employee directors whereby, commencing on the first business day in January 2013, each non-employee director will receive an automatic annual grant of options to purchase 3,000 shares of our common stock at an exercise price equal to the closing price of our common stock on the date of grant. The stock options will be fully vested as of the date of grant. Additionally, each non-employee director will continue to receive $250 in cash per Board or Committee meeting.

On February 9, 2012, we granted Mr. Richard Miles, Mr. Joel Pitlor, and Mr. Donald Major options to purchase 7,600 shares of our common stock at an exercise price equal to the closing price of our common stock on February 9, 2012. The stock options are fully vested as of the date of grant and have a ten year term. These grants are to compensate our non-employee directors for their prior service on the Board.

Other Events.

On June 25, 2008, we entered into a purchase agreement, as amended on December 11, 2008, with certain accredited investors (the “Investors”) pursuant to which we sold an aggregate of $600,000 of 10% Senior Secured Convertible Notes (the “Notes”).  The Investors amended the Notes on several dates to extend the “Stated Maturity Date” of the Notes. On December 15, 2011, we repaid Special Situations Fund III QP, L.P. a principal repayment of $275,000 and accrued interest of $95,486, for a total payment of $370,486. On December 15, 2011, we repaid Special Situations Private Equity Fund, L.P. a principal repayment of $275,000 and accrued interest of $95,486, for a total payment of $370,486. The Notes held by Special Situations Fund III QP, L.P. and Special Situations Private Equity Fund, L.P. have been satisfied in full and the obligations thereunder have been terminated. On January 31, 2012, one of the Investors, Arnold Schumsky, further amended his remaining $50,000 Note to extend the “Stated Maturity Date” to March 31, 2012. We believe Mr. Schumsky will continue to work with us to reach a positive outcome on the Note repayment.

Item 6.  Exhibits.

Exhibit	Description

2.1	Asset Purchase Agreement between the Company and Optometrics Corporation, dated January 18, 2008 (included as Exhibit 2.1 to the Form 8-K filed January 25, 2008 and incorporated herein by reference).

3.1	Articles of Organization of Precision Optics Corporation, Inc., as amended (included as Exhibit 3.1 to the Form SB-2 filed March 16, 2007 and incorporated herein by reference).

3.2	Bylaws of Precision Optics Corporation, Inc. (included as Exhibit 3.2 to the Form S-1 filed December 18, 2008 and incorporated herein by reference).

3.3
Articles of Amendment to the Articles of Organization of Precision Optics Corporation, Inc., dated November 25, 2008 and effective December 11, 2008 (included as Exhibit 3.1 to the Form 8-K filed December 11, 2008 and incorporated herein by reference).

4.1
Registration Rights Agreement by and among the Company and each investor named therein, dated March 17, 2000 (included as Exhibit 4.4 to the Form S-3 filed April 28, 2000 and incorporated herein by reference).

4.2
Registration Rights Agreement, dated June 30, 1998 by and among the Company, Special Situations Private Equity Fund, L.P. and Special Situations Technology Fund, L.P. (included as Exhibit 4.9 to the Form 10-KSB filed September 29, 1998 and incorporated herein by reference).

4.3
Registration Rights Agreement by and among the Company, Special Situations Cayman Fund, L.P., Special Situations Fund III, L.P., Special Situations Private Equity Fund, L.P. and Special Situations Technology Fund, L.P., dated August 5, 1999 (included as Exhibit 4.7 to the Form 10-KSB filed September 28, 1999 and incorporated herein by reference).

4.4
Registration Rights Agreement by and among the Company and each investor named therein, dated February 1, 2007 (included as Exhibit 4.1 to the Form 8-K filed February 2, 2007 and incorporated herein by reference).

4.5	Form of Warrant to Purchase Shares of Common Stock (included as Exhibit 4.2 to the Form 8-K filed February 2, 2007 and incorporated herein by reference).

4.6
Registration Rights Agreement by and among the Company and each investor named therein, dated June 25, 2008 (included as Exhibit 4.1 to the Form 8-K filed June 27, 2008 and incorporated herein by reference).

4.7	Form of Warrant to Purchase Shares of Common Stock, dated June 25, 2008 (included as Exhibit 4.2 to the Form 8-K filed June 27, 2008 and incorporated herein by reference).

4.8	Form of 10% Senior Secured Convertible Note, dated June 25, 2008 (included as Exhibit 4.3 to the Form 8-K filed June 27, 2008 and incorporated herein by reference).

10.1	Precision Optics Corporation, Inc. 1997 Incentive Plan, as amended and restated (included as Exhibit 10.1 to the Form 10-QSB filed November 13, 2003 and incorporated herein by reference).

10.2
Securities Purchase Agreement by and among the Company and each purchaser named therein, dated March 13, 2000 (included as Exhibit 2.1 to the Form S-3 filed April 28, 2000 and incorporated herein by reference).

10.3	Form of Securities Purchase Agreement between the Company and investors (included as Exhibit 10.1 to the Form 8-K filed April 19, 2006 and incorporated herein by reference).

10.4	Precision Optics Corporation, Inc. 2006 Equity Incentive Plan (included as Exhibit 99.1 to the Form 8-K filed December 4, 2006 and incorporated herein by reference).

10.5
Purchase Agreement by and among the Company and each investor named therein, dated February 1, 2007 (included as Exhibit 10.1 to the Form 8-K filed February 2, 2007 and incorporated herein by reference).

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

10.11
Side Letter Agreement between the Company and the investors signatory to the Purchase Agreement, dated November 25, 2008 (included as Exhibit 10.1 to the Form 8-K filed December 11, 2008 and incorporated herein by reference).

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

10.27	Endorsement to 10% Senior Secured Convertible Note by the Company, dated January 31, 2012, and accepted by Arnold Schumsky (filed herewith).

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101.INS	XBRL Instance Document (filed herewith).
101.SCH	XBRL Taxonomy Extension Schema (filed herewith).
101.CAL	XBRL Taxonomy Extension Calculation Linkbase (filed herewith).
101.DEF	XBRL Taxonomy Extension Definition Linkbase (filed herewith).
101.LAB	XBRL Taxonomy Extension Label Linkbase (filed herewith).
101.PRE	XBRL Taxonomy Extension Presentation Linkbase (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRECISION OPTICS CORPORATION, INC.

Date: February 14, 2012	By:	/s/ Joseph N. Forkey
Joseph N. Forkey
Chief Executive Officer (Principal Executive Officer)

Date: February 14, 2012	By:	/s/ Jack P. Dreimiller
Jack P. Dreimiller
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)