Form 10-Q
period 2012-03-31
PRECISION OPTICS Corp INC
filed 2012-05-15
CIK 867840

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

The number of shares outstanding of the issuer’s common stock, par value $0.01 per share, at May 9, 2012 was 1,251,339 shares.

PRECISION OPTICS CORPORATION, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31, 2012	June 30, 2011
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$436,219	$19,556
Accounts Receivable, net	119,479	148,824
Inventories, net	698,350	666,285
Prepaid Expenses	38,419	37,664
Total Current Assets	1,292,467	872,329
PROPERTY AND EQUIPMENT
Machinery and Equipment	2,355,968	2,355,968
Leasehold Improvements	553,596	553,596
Furniture and Fixtures	148,303	148,303
Vehicles	19,674	19,674
	3,077,541	3,077,541

Less: Accumulated Depreciation	(3,030,440)	(3,015,315)
Net Property and Equipment	47,101	62,226
OTHER ASSETS
Patents, net	-	188,260

TOTAL ASSETS	$1,339,568	$1,122,815
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
10% Senior Secured Convertible Notes	$68,819	$780,833
Accounts Payable	294,781	709,395
Customer Advances	22,619	36,292
Accrued Employee Compensation	189,988	711,015
Accrued Professional Services	24,760	54,000
Accrued Warranty Expense	25,000	25,000
Other Accrued Liabilities	-	912
Total Current Liabilities	625,967	2,317,447
STOCKHOLDERS’ EQUITY (DEFICIT)
Common Stock, $0.01 par value - Authorized - 50,000,000 shares Issued and Outstanding - 1,245,339 shares at March 31, 2012 and 971,013 shares at June 30, 2011	12,453	9,710
Additional Paid-in Capital	38,983,092	38,259,029
Accumulated Deficit	(38,281,944)	(39,463,371)
Total Stockholders’ Equity (Deficit)	713,601	(1,194,632)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$1,339,568	$1,122,815

The accompanying notes are an integral part of these consolidated interim financial statements.

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED

MARCH 31, 2012 AND 2011

(UNAUDITED)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2012	2011	2012	2011
Revenues	$382,264	$495,423	$1,380,787	$1,615,096

Cost of Goods Sold	371,941	361,017	1,119,850	1,035,663
Gross Profit	10,323	134,406	260,937	579,433

Research and Development Expenses, net	198,608	163,672	498,842	637,259

Selling, General and Administrative Expenses	309,913	264,493	837,987	724,923

Gain on Sale of Assets and Other	(7,308)	(6,443)	(9,457)	(36,434)
Total Operating Expenses	501,213	421,722	1,327,372	1,325,748

Operating Loss	(490,890)	(287,316)	(1,066,435)	(746,315)

Gain on Sale of Patents	-	-	2,276,286	-

Interest Income	1	4	534	206

Interest Expense	(1,250)	(15,000)	(28,958)	(45,000)

Net Income (Loss)	$(492,139)	$(302,312)	$1,181,427	$(791,109)

Income (Loss) Per Share:
Basic	$(0.40)	$(0.31)	$1.04	$(0.79)
Diluted	$(0.40)	$(0.31)	$0.97	$(0.79)

Weighted Average Common Shares Outstanding:
Basic	1,245,339	971,013	1,135,432	1,002,669
Diluted	1,245,339	971,013	1,243,527	1,002,669

The accompanying notes are an integral part of these consolidated interim financial statements.

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED

MARCH 31, 2012 AND 2011

(UNAUDITED)

	Nine Months Ended March 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$1,181,427	$(791,109)
Adjustments to Reconcile Net Loss to Net Cash Used In Operating Activities -
Depreciation and Amortization	18,225	43,961
Gain on Sale of Patents	(2,276,286)	-
Gain on Sale of Assets	(9,457)	(32,883)
Stock-based Compensation Expense and Consulting Expense	52,160	15,361
Non-cash Interest Expense	28,958	45,000
Changes in Operating Assets and Liabilities -
Accounts Receivable, net	29,345	245,040
Inventories	(32,065)	(37,158)
Prepaid Expenses	(755)	(16,058)
Accounts Payable	(414,614)	226,905
Customer Advances	(13,673)	(65,076)
Accrued Expenses	123,466	(26,835)
Net Cash Used In Operating Activities	(1,313,269)	(392,852)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net Proceeds from Sale of Patents	2,463,171	-
Proceeds from Sale of Assets	9,457	32,883
Additional Patent Costs	(1,724)	(16,027)
Net Cash Provided By Investing Activities	2,470,904	16,856

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of principal and interest on 10% Senior Convertible Notes	(740,972)	-
Purchase of treasury stock (47,398 shares)	-	(474)
Net Cash Used In Financing Activities	(740,972)	(474)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	416,663	(376,470)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	19,556	416,040

CASH AND CASH EQUIVALENTS, END OF PERIOD	$436,219	$39,570

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash Paid for Income Taxes	$912	$912

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock to satisfy deferred compensation obligations (245,326 shares)	$674,645	$-

The accompanying notes are an integral part of these consolidated interim financial statements.

PRECISION OPTICS CORPORATION, INC.

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Operations

The accompanying consolidated financial statements include the accounts of Precision Optics Corporation, Inc. and its wholly-owned subsidiaries (the “Company”). All significant intercompany accounts and transactions have been eliminated in consolidation.

These consolidated financial statements have been prepared by the Company, without audit, and reflect normal recurring adjustments which, in the opinion of management, are necessary for a fair statement of the results of the third quarter of the Company’s fiscal year 2012. These consolidated financial statements do not include all disclosures associated with annual consolidated financial statements and, accordingly, should be read in conjunction with footnotes contained in the Company’s consolidated financial statements for the year ended June 30, 2011 together with the Report of Independent Registered Public Accounting Firm filed under cover of the Company’s 2011 Annual Report on Form 10-K, filed with the Securities and Exchange Commission on September 28, 2011.

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

Income (Loss) Per Share

Basic income (loss) per share is computed by dividing net income or net loss by the weighted average number of shares of common stock outstanding during the period. Diluted income (loss) per share is computed by dividing net income or net loss (adjusted by adding back interest expense on senior convertible notes) by the weighted average number of shares of common stock outstanding during the period, plus the number of potentially dilutive securities outstanding during the period such as stock options and warrants and shares issuable upon conversion of senior convertible notes. For the three months ended March 31, 2012 and for the three and nine months ended March 31, 2011, the effect of such securities was antidilutive and not included in the diluted calculation because of the net loss generated in those periods.

The following is the calculation of income (loss) per share for the three and nine months ended March 31, 2012 and 2011:

	Three Months Ended March 31		Nine Months Ended March 31
	2012	2011	2012	2011

Net Income (Loss) – Basic	$(492,139)	$(302,312)	$1,181,427	$(791,109)
Interest Expense on Senior Convertible Notes	-	-	28,958	-
Net Income (Loss) – Diluted	$(492,139)	$(302,312)	$1,210,385	$(791,109)

Basic Weighted Average Shares Outstanding	1,245,339	971,013	1,135,432	1,002,669
Potentially Dilutive Securities	-	-	108,095	-
Diluted Weighted Average Shares Outstanding	1,245,339	971,013	1,243,527	1,002,669

Income (Loss) Per Share
Basic	$(0.40)	$(0.31)	$1.04	$(0.79)
Diluted	$(0.40)	$(0.31)	$0.97	$(0.79)

The number of shares issuable upon the exercise of outstanding stock options and warrants that were excluded from the computation as their effect was antidilutive was approximately 811,000 and 1,112,000 for the three months ended March 31, 2012 and 2011, respectively, and approximately 620,000 and 1,112,000 for the nine months ended March 31, 2012 and 2011, respectively.

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

2.    INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

	March 31, 2012	June 30, 2011
Raw Materials	$261,080	$271,608
Work-In-Progress	317,631	312,097
Finished Goods	119,639	82,580
Total Inventories	$698,350	$666,285

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

On March 31, 2012, the remaining Investor, Arnold Schumsky, further amended his remaining Note to extend the “Stated Maturity Date” of the principal to July 31, 2012 and to modify the Note such that all accrued and unpaid interest on the Note up to and including March 31, 2012 shall be due on or before April 13, 2012, on the condition that the Company issue to him a warrant for 5,000 shares of common stock with an exercise price of $1.20 per share and a term of three years. On April 13, 2012, the Company repaid Mr. Schumsky a payment of the accrued interest of $18,819, and such payment included all accrued and unpaid interest on the Note up to and including March 31, 2012. On May 8, 2012, the Company issued Mr. Schumsky the warrant according to the terms described in the amended Note.

The 10% Senior Secured Convertible Notes consist of the following:

	March 31, 2012	June 30, 2011
10% Senior Secured Convertible Notes issued on June 25, 2008, convertible into common stock at $1.25 per share, bearing interest at 10% per annum. Outstanding principal and accrued interest are due at maturity, July 31, 2012	$50,000	$600,000
Accrued interest—10% coupon due on April 13, 2012	18,819	180,833

	$68,819	$780,833

 4.    STOCK-BASED COMPENSATION

On February 9, 2012, the Company granted an aggregate of 51,000 options to purchase shares of common stock at an exercise price of $0.55 per share to certain employees, and agreed to issue 6,000 unregistered shares of common stock to a consultant, or his designee, as consideration for consulting services provided to the Company. On March 2, 2012, the Company granted an aggregate of 207,800 options to purchase shares of common stock at an exercise price of $1.20 per share to certain officers and directors of the Company.

Stock-based compensation costs recognized during the quarters ended March 31, 2012 and 2011 amounted to $34,260 and $8,176, respectively, and the costs were included in the accompanying consolidated statements of operations in: selling, general and administrative expenses (2012 - $33,360; 2011 - $5,000), and cost of goods sold (2012 - $900; 2011 - $3,176). Stock-based compensation costs recognized during  the nine month periods ended March 31, 2012 and 2011 amounted to $52,160 and $15,361, respectively, and were included in the accompanying consolidated statements of operations in: selling, general and administrative expenses (2012 - $45,860; 2011 - $5,833), and cost of goods sold (2012 - $6,300, 2011 - $9,528). No compensation has been capitalized because such amounts would have been immaterial.  No income tax provision was recorded in the third quarter or first nine months of fiscal years 2012 or 2011 because of the availability of loss carryforwards to offset any anticipated taxable income in fiscal year 2012 and fiscal year 2011.

The following tables summarize stock option activity during the first nine months of fiscal year 2012:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Life

Outstanding at June 30, 2011	94,138	$15.97	4.50 years
Grants	506,600	0.27-1.20
Cancellations	(208,151)	0.55-13.75
Outstanding at March 31, 2012	392,587	$0.27-13.75	8.40 years

As of March 31, 2012, the unrecognized compensation costs related to options vesting of $248,550 will be recognized over a period of approximately 2.25 years.

Information related to the stock options outstanding as of March 31, 2012 is as follows:

Range of Exercise Prices	Number of Shares	Weighted-Average Remaining Contractual Life (years)	Weighted-Average Exercise Price	Exercisable Number of Shares	Exercisable Weighted-Average Exercise Price
$1.20	207,800	9.93	$1.20	27,800	$1.20
$0.55	51,000	9.87	0.55	-	0.55
$0.27	40,000	9.29	0.27	13,334	0.27
$1.35	1,200	7.65	1.35	1,200	1.35
$1.25	1,200	6.66	1.25	1,200	1.25
$6.25	1,600	4.67	6.25	1,600	6.25
$7.75	1,200	5.66	7.75	1,200	7.75
$11.50	800	3.67	11.50	800	11.50
$13.75	50,427	4.11	13.75	50,427	13.75
$20.75	37,360	3.21	20.75	37,360	20.75
$0.27–$20.75	392,587	8.40	$4.56	134,921	$11.15

The aggregate intrinsic value of the Company’s “in-the-money” outstanding and exercisable options as of March 31, 2012 was $52,150 and $9,734, respectively.

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

The following table indicates the effects on the Company’s March 31, 2012 consolidated balance sheet based upon the issuance of restricted stock in settlement of liabilities for deferred compensation and professional services in October 2011, as indicated above:

Increase (Decrease)
Accrued Employee Compensation	$(504,645)
Accounts Payable	$(170,000)
Total Current Liabilities	$(674,645)
Total Stockholders’ Equity (Deficit)	$674,645

6.    SALE OF ASSETS

During the nine months ended March 31, 2012 and 2011, respectively, the Company sold equipment that was previously written off for proceeds totaling $9,457 and $32,883, respectively, and recorded a gain of $9,457 and $32,883, respectively, which is included within operating expenses in the accompanying consolidated statements of operations.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and notes to those statements included elsewhere in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 and our audited consolidated financial statements for the year ended June 30, 2011 included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on September 28, 2011.

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this report, the words “expects,” “anticipates,” “suggests,” “believes,” “intends,” “estimates,” “plans,” “projects,” “continue,” “ongoing,” “potential,” “expect,” “predict,” “believe,” “intend,” “may,” “will,” “should,” “could,” “would” and similar expressions are intended to identify forward-looking statements. You should not place undue reliance on these forward-looking statements.  Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including the risks described in this report, the risks described in our Annual Report on Form 10-K for the year ended June 30, 2011 and other reports we file with the Securities and Exchange Commission.  Although we believe the expectations reflected in the forward-looking statements are reasonable, they relate only to events as of the date on which the statements are made.  We do not intend to update any of the forward-looking statements after the date of this report to conform these statements to actual results or to changes in our expectations, except as required by law.

Overview

We have been a developer and manufacturer of advanced optical instruments since 1982. We design and produce high-quality micro-optics, medical instruments and other advanced optical systems. Our medical instrumentation line includes laparoscopes, arthroscopes and endocouplers and a world-class product line of 3-D endoscopes for use in minimally invasive surgical procedures.

We are currently developing specialty instruments incorporating our patented Lenslock™ technology that ensures lower cost, easier reparability and enhanced durability as compared to other design approaches used in the industry. We are also aggressively pursuing the development of ultra-small instruments, some with lenses less than 1 mm in diameter, utilizing our patented microprecision™ lens technology. By combining our microprecision™ lens technology with recently introduced micro complementary metal–oxide–semiconductor, or CMOS, image sensors, we are now able to produce single-use, micro-medical cameras with diameters of approximately one millimeter.

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

Results of Operations

Our total revenues for the quarter ended March 31, 2012, the third quarter of our fiscal year 2012, were $382,264, as compared to $495,423 for the same period in the prior year, a decrease of $113,159, or 22.8%. The decrease in revenues for the quarter ended March 31, 2012 was primarily due to lower unit volume sales of micro optics and lower unit volume sales of the advanced surgical visualization system used in spinal surgery, partially offset by higher sales of endoscopes. Our total revenues for the nine months ended March 31, 2012 were $1,380,787, as compared to $1,615,096 for the same period in the prior year, a decrease of $234,309, or 14.5%. The decrease in revenues for the nine month period was primarily due to lower unit volume sales of micro optics and lower unit volume sales of the advanced surgical visualization system used in spinal surgery, partially offset by higher sales of endoscopes.

Revenues from our largest customers, as a percentage of our total revenues, for the nine months ended March 31, 2012 and 2011, were as follows:

	2012	2011
Customer A	36%	20%
Customer B	15	26
Customer C	11	2
Customer D	3	20
All Others	35	32
	100%	100%

No other customer accounted for more than 10% of our revenues during those periods.

Gross profit for the quarter ended March 31, 2012 was $10,323, as compared to $134,406 for the same period in the prior year, which reflects a decrease of $124,083. Gross profit for the quarter ended March 31, 2012 as a percentage of our revenues was 2.7%, a decrease from the gross profit percentage of 27.1% for the same period in the prior year. The decrease in our gross profit percentage was due primarily to lower overall unit sales volume in the quarter ended March 31, 2012 compared to the same period in the prior year. Gross profit for the nine months ended March 31, 2012 was $260,937, as compared to $579,433 for the same period in the prior year, which reflects a decrease of $318,496. Gross profit for the nine months ended March 31, 2012 as a percentage of our revenues was 18.9%, a decrease from the gross profit percentage of 35.9% for the same period in the prior year. The decrease in our gross profit percentage was primarily due to lower overall unit sales volume and less favorable product mix in the nine months ended March 31, 2012 compared to the same period in the prior year. Our quarterly gross profit and gross profit percentage depend on a number of factors, including overall sales volume and mix of products sold among others, and therefore vary from quarter to quarter.

Research and development expenses were $198,608 for the quarter ended March 31, 2011, compared to $163,672 for the same period in the prior year, an increase of $34,936, or 21.3%. The increase in the quarter ended March 31, 2012 compared to same period in the prior year was primarily due to lower labor and materials costs incurred on product development activities, which more than offset the decreased reimbursements we received from customers for such activities. Quarterly research and development expenses depend on our assessment of new product opportunities and available resources. Research and development expenses were net of reimbursement of related costs of $11,822 and $70,541 during the quarters ended March 31, 2012 and 2011, respectively. Research and development expenses were $498,842 for the nine months ended March 31, 2012, compared to $637,259 for the same period in the prior year, a decrease of $138,417, or 21.7%.  The decrease in the nine month period ended March 31, 2012 compared to the same period in the prior year was primarily due to lower labor and materials costs incurred on product development activities, partially offset by decreased reimbursements received from customers for such activities. Research and development expenses were net of reimbursement of related costs of $49,252 and $178,345 during the nine months ended March 31, 2012 and 2011, respectively.

Selling, general and administrative expenses were $309,913 for the quarter ended March 31, 2012, compared to $264,493 for the same period in the prior year, an increase of $45,420, or 17.2%. The increase in the quarter ended March 31, 2012 compared to the same period in the prior year was primarily due to higher noncash stock compensation expenses related to stock options issued in the quarter ended March 31, 2012. Selling, general and administrative expenses were $837,987 for the nine months ended March 31, 2012, compared to $724,923 for the same period in the prior year, an increase of $113,064, or 15.6%. The increase in the nine month period ended March 31, 2012 compared to the same period in the prior year was primarily due to a reduction in the accrued vacation liabilities for certain officers in connection with the settlement of deferred compensation liabilities recorded in the quarter ended December 31, 2010 and higher noncash stock compensation expenses primarily recorded in the quarter ended March 31, 2012.

No income tax provision was recorded in the third quarter or first nine months of fiscal years 2012 or 2011 because of the availability of loss carryforwards to offset any anticipated taxable income in fiscal year 2012 and fiscal year 2011.

Liquidity and Capital Resources

In July 2011, we received $2,500,000 (less $36,829 in transaction expenses) in connection with an asset purchase agreement with Intuitive Surgical Operations, Inc.  We had immediate use of the net proceeds of $2,463,171. This influx of capital allowed us to retire outstanding long term debt as necessary, and to satisfy our immediate cash requirements as we move forward with our business objectives to increase sales of newly developed products.

On December 15, 2011, we repaid Special Situations Fund III QP, L.P. a principal repayment of $275,000 and accrued interest of $95,486, for a total payment of $370,486. On December 15, 2011, we repaid Special Situations Private Equity Fund, L.P. a principal repayment of $275,000 and accrued interest of $95,486, for a total payment of $370,486. The Notes held by Special Situations Fund III QP, L.P. and Special Situations Private Equity Fund, L.P. have been satisfied in full and the obligations thereunder have been terminated. On March 31, 2012, the remaining Investor, Arnold Schumsky, further amended his remaining Note to extend the “Stated Maturity Date” of the principal to July 31, 2012 and to modify the Note such that all accrued and unpaid interest on the Note up to and including March 31, 2012 shall be due on or before April 13, 2012, on the condition that we issue to him a warrant for 5,000 shares of common stock with an exercise price of $1.20 per share and a term of three years. On April 13, 2012, we repaid Mr. Schumsky a payment of the accrued interest of $18,819, and such payment included all accrued and unpaid interest on the Note up to and including March 31, 2012. On May 8, 2012, we issued Mr. Schumsky the warrant according to the terms described in the amended Note.

Moving forward, we intend to build upon recent successes in technology development and new product introductions. We believe the following technology areas continue to represent significant opportunities for future sales growth:

●	Lenslock™ endoscopes and other minimally invasive surgical devices which provide significant benefits to surgeons and hospitals through better image quality and reduced lifetime ownership costs;
●	Microprecision™ optical elements and assemblies with sizes less than 1 mm that enable the introduction of imaging capabilities in locations in the body previously inaccessible. We believe the combination of our microprecision™ lens technology with recently introduced micro CMOS image sensors will make possible the fabrication of micro-medical cameras in high volume quantities for single-use applications; and
●	next generation handheld stereoendoscopes that provide high definition 3D images for use in minimally invasive surgery.

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

We have traditionally funded working capital needs through product sales, management of working capital components of our business, and by cash received from public and private offerings of our common stock, warrants to purchase shares of our common stock and convertible notes. In July 2011, we received proceeds of $2,500,000 in connection with the execution of an asset purchase agreement with Intuitive Surgical Operations, Inc. We have incurred quarter to quarter operating losses during our efforts to develop current products including endoscopes, image couplers, night vision and micro-optic lenses, prisms and assemblies for various applications utilizing a number of proprietary and patented technologies including Lenslock™ endoscope and microprecision™ lens technologies. Our management expects that such operating losses will continue through fiscal year 2012 and until sales increase to breakeven and profitable levels. Our management also believes that the opportunities represented by these products have the potential to generate sales increases to achieve breakeven and profitable results.

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

We have sustained recurring net losses for several years. During the year ended June 30, 2011, we incurred a net loss of $1,052,613 and used cash in operations of $413,525. For the quarter ended March 31, 2012, we used cash in operations of $357,815 and our operating loss for the quarter was $490,890. As of March 31, 2012, cash and cash equivalents were $436,219, accounts receivable were $119,479, and current liabilities were $625,967. Deferred officers’ salaries and director consulting expenses accrued as of September 30, 2011 were settled by the issuance in October 2011 of 245,326 shares of common stock rather than by cash payments. These deferred amounts included in current liabilities at September 30, 2011 totaled $674,645.

Contractual cash commitments for the fiscal years subsequent to March 31, 2012 are summarized as follows:

	2012	2013		Thereafter	Total
Operating Leases	$6,038	$	---	$—	$6,038
Principal & Interest (1)	68,819		—	—	68,819
Totals	$74,857	$	----	$—	$74,857

(1) This amount may be reduced to the extent the holder of the Senior Secured Convertible Note elects to convert the principal on the Note into our common stock.

We have contractual cash commitments related to open purchase orders for fiscal year 2012 of approximately $215,000.

Trends and Uncertainties That May Affect Future Results

During fiscal year 2010 after implementing a number of changes to reduce cash usage and increase sales and profitability, our cash flow was positive for the first time in many years. In fiscal year 2011, the major focus of our senior management was shifted to finding a long-term solution to our obligations under the 10% Senior Secured Convertible Notes (the “Notes”) which initially became due just before the beginning of fiscal year 2011. While we continued to work to advance product development and sales and marketing efforts, the requirement to find a solution for the Notes while simultaneously continuing operations of our Company with limited capital resources resulted in an overall reduction in sales volume and delay of business plans. With the consummation of an asset purchase agreement with Intuitive Surgical Operations, Inc. in July 2011, we received sufficient cash to retire the Notes and to provide working capital for our Company. Moving forward, the major focus of our senior management in fiscal year 2012 is to recover the business plan. We intend to increase sales of our existing and new technologies, and to achieve profitability.

Due to the introductory stage of many of our products and the unpredictable timing of orders from customers, it is difficult to predict with certainty the detailed rate of future revenue growth. However, we expect that current discussions with existing and new potential customers could lead to increases in our revenues. To continue to support these and future discussions, we intend to continue to develop and commercialize new products and technical innovations, in particular:

●	a new generation of endoscopes that incorporate patented Lenslock™ technology and associated custom products for minimally invasive surgery;
●	new components and instruments utilizing our new patented microprecision™ lens technology for optical components and endoscopes under 1 mm, and in particular, the combination of our microprecision™ lens technology with micro CMOS image sensors to produce single-use, micro-medical cameras; and
●	new handheld stereo endoscopes that provide high definition 3D images for use in minimally invasive surgery.

Over the past few years, we have implemented significant changes in new product and technology development by shifting the emphasis of research and development efforts from developing underlying technologies to commercializing the applications of these new technologies. These efforts have already been realized to some degree in a number of areas. Over the past two to three years, our efforts have produced revenues from our new microprecision™ lens products and new Lenslock™ endoscopes. Our research and development efforts have also resulted in the combination of our microprecision™ lens technology with recently introduced micro CMOS image sensors to create single-use, micro-medical cameras with diameters of approximately 1 millimeter, a product which we believe could address customer opportunities in numerous medical applications not possible with currently available optics instrumentation.

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

In April 2012, we accepted an order from a customer to purchase endoscopes for a total purchase amount of $1,032,000. Fabrication of these endoscopes will rely heavily on our microprecision™ small lens technology. The purchase order is contingent upon execution of a supply agreement to specify, among other items, the delivery schedule of the products, and demonstration that the endoscopes meet the customer’s requirements. We are responsible for all testing and validation of the products.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and our Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures, including internal control over financial reporting, were not effective as of  March 31, 2012, to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended (i) is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are intended to be designed to provide reasonable assurance that such information is accumulated and communicated to our management. Based on this evaluation, our management concluded that our internal control over financial reporting was not effective as of March 31, 2012.

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

To address and remediate the material weakness in internal control over financial reporting described above, beginning with the quarter ended September 30, 2008, we instituted a procedure whereby our Chief Executive Officer and other members of our Board of Directors perform a higher level review of the quarterly reports on Form 10-Q and annual reports on Form 10-K prior to filing.

We believe that the step outlined above strengthens our internal control over financial reporting and mitigates the material weakness described above. As part of our assessment of internal control over financial reporting for the quarter ended March 31, 2012, our management has evaluated this additional control and has determined that it is operating effectively.

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

To address and remediate the material weakness in internal control over financial reporting described above, beginning in the quarter ended September 30, 2009 and continuing through the quarter ended March 31, 2012, we implemented procedures to improve our inventory controls and documentation surrounding inventory valuation for overhead rates, and performed procedures to ensure that the pricing of inventory items was consistent with the supporting documentation. We believe that the step outlined above strengthens our internal control over financial reporting and mitigates the material weakness described above.

We intend to continue to remediate material weaknesses and enhance our internal controls but cannot guarantee that our efforts will result in remediation of our material weaknesses or that new issues will not be exposed in this process.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2012, which is covered by this quarterly report on Form 10-Q, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

There have been no material changes from the risk factors previously disclosed in our annual report on Form 10-K for the fiscal year ended June 30, 2011, as filed with the Securities and Exchange Commission on September 28, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On April 30, 2012, we issued 6,000 unregistered shares of our common stock to the designee of Orin Hirschman, as consideration for consulting services, and such shares were valued at $6,600. The Board approved such issuance on February 9, 2012.

With respect to the issuance of securities described above, we relied on the Section 4(2) exemption from securities registration under the federal securities laws for transactions not involving any public offering. No advertising or general solicitation was employed in offering the securities. The securities were issued to an accredited investor. The securities were offered for investment purposes only and not for the purpose of resale or distribution, and the transfers thereof were appropriately restricted by us.

Item 3. Defaults Upon Senior Securities.

As of March 31, 2012, we are not in default with respect to any indebtedness.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit	Description

2.1	Asset Purchase Agreement between the Company and Optometrics Corporation, dated January 18, 2008 (included as Exhibit 2.1 to the Form 8-K filed January 25, 2008 and incorporated herein by reference).

3.1	Articles of Organization of Precision Optics Corporation, Inc., as amended (included as Exhibit 3.1 to the Form SB-2 filed March 16, 2007 and incorporated herein by reference).

3.2	Bylaws of Precision Optics Corporation, Inc. (included as Exhibit 3.2 to the Form S-1 filed December 18, 2008 and incorporated herein by reference).

3.3	Articles of Amendment to the Articles of Organization of Precision Optics Corporation, Inc., dated November 25, 2008 and effective December 11, 2008 (included as Exhibit 3.1 to the Form 8-K filed December 11, 2008 and incorporated herein by reference).

4.1	Registration Rights Agreement by and among the Company and each investor named therein, dated March 17, 2000 (included as Exhibit 4.4 to the Form S-3 filed April 28, 2000 and incorporated herein by reference).

4.2	Registration Rights Agreement, dated June 30, 1998 by and among the Company, Special Situations Private Equity Fund, L.P. and Special Situations Technology Fund, L.P. (included as Exhibit 4.9 to the Form 10-KSB filed September 29, 1998 and incorporated herein by reference).

4.3	Registration Rights Agreement by and among the Company, Special Situations Cayman Fund, L.P., Special Situations Fund III, L.P., Special Situations Private Equity Fund, L.P. and Special Situations Technology Fund, L.P., dated August 5, 1999 (included as Exhibit 4.7 to the Form 10-KSB filed September 28, 1999 and incorporated herein by reference).

4.4	Registration Rights Agreement by and among the Company and each investor named therein, dated February 1, 2007 (included as Exhibit 4.1 to the Form 8-K filed February 2, 2007 and incorporated herein by reference).

4.5	Form of Warrant to Purchase Shares of Common Stock (included as Exhibit 4.2 to the Form 8-K filed February 2, 2007 and incorporated herein by reference).

4.6	Registration Rights Agreement by and among the Company and each investor named therein, dated June 25, 2008 (included as Exhibit 4.1 to the Form 8-K filed June 27, 2008 and incorporated herein by reference).

4.7	Form of Warrant to Purchase Shares of Common Stock, dated June 25, 2008 (included as Exhibit 4.2 to the Form 8-K filed June 27, 2008 and incorporated herein by reference).

4.8	Form of 10% Senior Secured Convertible Note, dated June 25, 2008 (included as Exhibit 4.3 to the Form 8-K filed June 27, 2008 and incorporated herein by reference).

10.1	Precision Optics Corporation, Inc. 1997 Incentive Plan, as amended and restated (included as Exhibit 10.1 to the Form 10-QSB filed November 13, 2003 and incorporated herein by reference).

10.2	Securities Purchase Agreement by and among the Company and each purchaser named therein, dated March 13, 2000 (included as Exhibit 2.1 to the Form S-3 filed April 28, 2000 and incorporated herein by reference).

10.3	Form of Securities Purchase Agreement between the Company and investors (included as Exhibit 10.1 to the Form 8-K filed April 19, 2006 and incorporated herein by reference).

10.4	Precision Optics Corporation, Inc. 2006 Equity Incentive Plan (included as Exhibit 99.1 to the Form 8-K filed December 4, 2006 and incorporated herein by reference).

10.5	Purchase Agreement by and among the Company and each investor named therein, dated February 1, 2007 (included as Exhibit 10.1 to the Form 8-K filed February 2, 2007 and incorporated herein by reference).

10.6	Form of Incentive Stock Option Certificate (included as Exhibit 10.1 to the Form 10-QSB filed February 14, 2007 and incorporated herein by reference).

10.7	Form of Nonstatutory Stock Option Certificate (included as Exhibit 10.2 to the Form 10-QSB filed February 14, 2007 and incorporated herein by reference).

10.8	Purchase Agreement by and among the Company and each investor named therein, dated June 25, 2008 (included as Exhibit 10.1 to the Form 8-K filed June 27, 2008 and incorporated herein by reference).

10.9	Pledge and Security Agreement by and among the Company and each investor named therein, dated June 25, 2008 (included as Exhibit 10.2 to the Form 8-K filed June 27, 2008 and incorporated herein by reference).

10.10	Consulting Agreement between the Company and Jack P. Dreimiller, dated August 15, 2008 (included as Exhibit 10.1 to the Form 8-K filed August 18, 2008 and incorporated herein by reference).

10.11	Side Letter Agreement between the Company and the investors signatory to the Purchase Agreement, dated November 25, 2008 (included as Exhibit 10.1 to the Form 8-K filed December 11, 2008 and incorporated herein by reference).

10.12	Side Letter Agreement between the Company and the holders signatory to the 10% Senior Secured Convertible Note, dated December 11, 2008 (included as Exhibit 10.15 to the Form S-1 filed December 18, 2008 and incorporated herein by reference).

10.13	Side Letter Agreement between the Company and the holders signatory to the 10% Senior Secured Convertible Note, dated April 2, 2009 (included as Exhibit 10.16 to the Form S-1/A filed April 6, 2009 and incorporated herein by reference).

10.14	Compensation Agreement with Richard E. Forkey, dated December 3, 2010 (filed as Exhibit 10.11 to the Form 8-K filed December 6, 2010 and incorporated herein by reference).

10.15	Compensation Agreement with Joseph N. Forkey, dated December 3, 2010 (filed as Exhibit 10.12 to the Form 8-K filed December 6, 2010 and incorporated herein by reference).

10.16	Compensation Agreement with Joel R. Pitlor, dated December 3, 2010 (filed as Exhibit 10.13 to the Form 8-K filed December 6, 2010 and incorporated herein by reference).

10.17	Asset Purchase Agreement between the Company and Intuitive Surgical Operations, Inc., dated July 27, 2011 (included as Exhibit 10.1 to the Form 8-K filed August 3, 2011 and incorporated herein by reference).

10.18	Amendment to Pledge and Security Agreement by and among the Company and each investor named therein, dated July 27, 2011 (included as Exhibit 10.2 to the Form 8-K filed August 3, 2011 and incorporated herein by reference).

10.19	Demand Note in the amount of $10,000, dated July 13, 2011, issued by the Company to Dr. Joseph N. Forkey (filed as Exhibit 10.22 to the Form 10-K filed September 28, 2011, and incorporated herein by reference.)

10.20	Precision Optics Corporation, Inc. 2011 Equity Incentive Plan, dated October 13, 2011 (included as Exhibit 10.2 to Form S-8 filed October 14, 2011, and incorporated herein by reference.)

10.21	Precision Optics Corporation, Inc. 2011 Deferred Compensation Plan, dated October 13, 2011 (included as Exhibit 10.3 to Form S-8 filed October 14, 2011, and incorporated herein by reference.)

10.22	Side Letter Agreement to the Compensation Agreement with Richard E. Forkey, dated October 14, 2011(included as Exhibit 10.4 to the Form 8-K filed October 19, 2011 and incorporated herein by reference).

10.23	Side Letter Agreement to the Compensation Agreement with Joseph N. Forkey, dated October 14, 2011(included as Exhibit 10.5 to the Form 8-K filed October 19, 2011 and incorporated herein by reference).

10.24	Side Letter Agreement to the Compensation Agreement with Joel N. Pitlor, dated October 14, 2011(included as Exhibit 10.6 to the Form 8-K filed October 19, 2011 and incorporated herein by reference).

10.25	Endorsement to 10% Senior Secured Convertible Note by the Company, dated October 31, 2011, and accepted by Special Situations Private Equity Fund, L.P. (included as Exhibit 10.2 to the Form 8-K filed November 3, 2011 and incorporated herein by reference).

10.26	Endorsement to 10% Senior Secured Convertible Note by the Company, dated October 31, 2011, and accepted by Special Situations Fund III QP, L.P. (included as Exhibit 10.3 to the Form 8-K filed November 3, 2011 and incorporated herein by reference).

10.27	Endorsement to 10% Senior Secured Convertible Note by the Company, dated March 31, 2012, and accepted by Arnold Schumsky (filed herewith).

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101.INS	XBRL Instance Document (filed herewith).
101.SCH	XBRL Taxonomy Extension Schema (filed herewith).
101.CAL	XBRL Taxonomy Extension Calculation Linkbase (filed herewith).
101.DEF	XBRL Taxonomy Extension Definition Linkbase (filed herewith).
101.LAB	XBRL Taxonomy Extension Label Linkbase (filed herewith).
101.PRE	XBRL Taxonomy Extension Presentation Linkbase (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRECISION OPTICS CORPORATION, INC.

Date: May 15, 2012	By:	/s/ Joseph N. Forkey
Joseph N. Forkey
Chief Executive Officer (Principal Executive Officer)

Date: May 15, 2012	By:	/s/ Jack P. Dreimiller
Jack P. Dreimiller
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

