Form 10-K
period 2012-06-30
PRECISION OPTICS Corp INC
filed 2012-10-15
CIK 867840

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant on December 30, 2011 was approximately $410,820 based on a total of 293,443 shares of the registrant’s common stock held by non-affiliates on December 31, 2011, at the closing price of $1.40 per share as reported on the OTCQB market.

The number of shares of outstanding common stock of the registrant as of October 15, 2012 was 4,029,134.

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

ITEM 1.  BUSINESS.

OVERVIEW

We have been developing and manufacturing advanced optical instruments since 1982. Today, the vast majority of our business is the design and manufacture of high-quality medical devices and approximately 10% of our business is design and manufacture of military and industrial products. Our medical instrumentation line includes traditional endoscopes and endocouplers as well as other custom imaging and illumination products for use in minimally invasive surgical procedures. Much of our recent development efforts have been targeted at the development of next generation endoscopes. For the last ten years, we have funded internal research and development programs to develop next generation capabilities for designing and manufacturing 3D endoscopes and very small Microprecision™ lenses, anticipating future requirements as the surgical community continues to demand smaller and more enhanced imaging systems for minimally invasive surgery. Our unique proprietary technology in these areas, combined with recent developments in the areas of 3D displays and millimeter sized image sensors, has allowed us to begin commercialization of these technologies. We believe that new products based on these technologies provide enhanced imaging for existing surgical procedures and can enable development of many new procedures. While we have continued to provide custom optics solutions to our medical device company customers, we simultaneously focused significant development efforts on further advancement of proprietary technology for 3D endoscopy and Microprecision™ optical components and micro medical camera assemblies.

We incorporated in Massachusetts in December 1982 and have been publicly-owned since November 1990. References to our Company contained herein include our two wholly-owned subsidiaries, Precise Medical, Inc. and Wood’s Precision Optics Corporation, Limited, except where the context otherwise requires. Our website is www.poci.com. Information contained on our website does not constitute part of this report.

Principal Products and Services

Our Current Core Business:  Since 1982, we have manufactured medical products such as endoscopes and endocouplers. We have developed and sold endoscopes incorporating various optical technologies including our proprietary Lenslock™ technology, for use in a variety of minimally invasive surgical and diagnostic procedures. Today, we produce endoscopes for various applications, which are CE marked and therefore certified for sale throughout the European Economic Area. Since 1985, we have developed, manufactured and sold a proprietary product line of endocouplers. We also design and manufacture custom optical medical devices to satisfy our customers’ specific requirements. In addition to medical devices, we also manufacture and sell components and assemblies specially designed for industrial and military use.

Microprecision™ Lenses and Micro Medical Cameras: While the size of endoscopes has gradually decreased over time, the widespread use of very small endoscopes, with diameters of one millimeter or smaller, has been limited in part, we believe, by the inability of traditional lens fabrication methods to support these smaller sizes with good image quality and acceptable manufacturing costs. We believe our Microprecision™ optics technology provides a solution to this problem. Combined with recent advances by other companies in complementary metal-oxide-semiconductor (CMOS) image sensor fabrication techniques, our Microprecision™ lenses and proprietary manufacturing techniques enable the manufacture of micro medical cameras at low prices and with sizes on the order of one millimeter or less, characteristics that make them well suited to medical applications. While we have manufactured Microprecision™ components for the last few years, we only recently received production orders for endoscopes and camera assemblies that use Microprecision™ technology.

3D Endoscopes: Our 3D endoscopes provide next generation optical imaging for minimally invasive surgical procedures that utilize hand-held rigid endoscopes by using the brain’s natural ability to perceive depth (the third dimension) by viewing one’s environment through two eyes. Utilizing our proprietary technology to provide independent images to right and left eyes enables surgeons to view the operative field with 3D perception. We are currently demonstrating prototype versions of our hand-held 3D endoscopes to potential customers.

Competition and Markets

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

We believe that, while our resources are substantially more limited than those of some of our competitors, we can compete successfully in this market on the bases of product quality, price, delivery and innovation. Our success will depend in part on our ability to maintain a technological advantage over our competitors. To this end, we intend to continue to aggressively support and augment our internal engineering, research and development resources and to aggressively pursue patent protection for existing and new technology. We believe that our unique technical capabilities in the areas of Microprecision™ optics and micro medical cameras, as well as 3D endoscopes currently represent competitive advantages for us in the minimally invasive surgical device market.

Market Opportunities

Microprecision™ lenses and Micro Medical Cameras: While other approaches exist for the manufacture of camera lenses, we believe that none on the market today has the combination of low cost, small size, range of optical specifications and high image quality required for many medical applications. By enabling the production of millimeter sized and smaller cameras with low manufacturing costs, we believe this technology opens the possibility to replace existing re-sterilizable endoscopes with a single-use alternative. Also, the small size of our Microprecision™ lenses and micro medical cameras can provide visualization for existing procedures that are currently performed blind or with sub-optimal imaging, and we believe can facilitate the development of new surgical procedures that are currently impractical without sub-mm visualization instrumentation.

3D Endoscopes: 3D endoscopes have been used for many years as part of robotic surgery systems partly because the market price of robotic surgery systems is high enough to support the cost of a high quality custom 3D display. However, we believe the use of 3D endoscopes in hand-held (non-robotic) systems has been limited in the past by the high cost of good quality 3D display systems. Recently, the cost of high quality 3D display systems has dropped dramatically, driven by demand in the consumer market. Now, low cost, high quality 3D display systems (i.e. 3D televisions) are newly available in the market, which we believe enables the development of 3D hand-held endoscopy and creates a new market opportunity for our 3D endoscopes. To take advantage of this developing market, we have designed and built a high definition 3D endoscope for use in hand-held 3D endoscopy systems. We are now demonstrating this prototype to potential customers.

Sales and Marketing

We market our 3D endoscopes, Microprecision™ optical components and micro medical cameras by leveraging our existing relationships with major medical device companies – many of which are current customers. We intend to make our existing and future technologies available to our customers for use in their current and newly developed minimally invasive surgical products and to eventually develop and market our own proprietary products, which incorporate these new technologies. In addition to direct sales channels through our existing customer relationships, we also develop new sales opportunities through our website, email mailings, and attendance at market specific tradeshows.

International Business

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

Research and Development

We believe that our future success depends to a large degree on our ability to continue to conceive and develop new optical products and technologies to enhance the performance characteristics and methods of manufacture of existing and new products. Research and development expenses are incurred on our own proprietary products and technology such as Microprecision™ optics, micro medical cameras and 3D endoscopes, as well as on custom projects on behalf of customers. Accordingly, we expect to continue to seek to obtain product-related design and development contracts with customers and to invest our own funds on research and development. For the years ended June 30, 2012 and 2011, research and development expenses, net amounted to $664,696 and $825,033, respectively.

Raw Materials and Principal Suppliers

A key raw material component for our products is precision grade optical glass, which we obtain from a few suppliers, principally SCHOTT North America, Inc. and Ohara Corporation. For optical thin film coatings, the basic raw materials we utilize are metals and dielectric compounds, which we obtain from a variety of chemical suppliers. Certain of the thin film coatings utilized in our products are currently procured from an outside supplier, but most thin film coatings are produced in-house. We believe that our demand for these raw materials and thin film coating services is small relative to the total supply, and that the materials and services required for the production of our products are currently available in sufficient production quantities and will remain available for fiscal year 2013.

Patents and Trademarks

We rely, in part, upon patents, trade secrets and proprietary knowledge as well as personnel policies and employee confidentiality agreements concerning inventions and other creative efforts to develop and to maintain our competitive position. We plan to file for patents, copyrights and trademarks in the United States and in other appropriate countries to protect our intellectual property rights to the extent practicable. We currently hold rights to fourteen United States patents, and have five patent applications pending, including applications for our new generation of micro medical cameras and 3D endoscopes. Our current patent portfolio includes patents, rights to patents and patent applications that cover various aspects of our technology in the following areas:

—	Medical Devices: 8 issued, 1 pending
—	3-D endoscopes: 3 issued, 2 pending
—	Microprecision™ lenses and micro medical cameras: 2 issued, 2 pending
—	Military Products: 1 issued

The patents contained in our current patent portfolio have expiration dates ranging from November 2011 to August 2026. We are not aware of any infringements of these patents. While we believe that our pending applications relate to patentable devices or concepts, these patents may not ultimately be issued and we may not be able to successfully defend these patents or effectively limit the development of competitive products and services.

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

We intend to continue to innovate and extend our technological capabilities in the areas of 3-D endoscopy Microprecision™ optics and micro medical cameras and to aggressively pursue patent protection for such developments.

Employees

As of June 30, 2012, we had 28 employees, 25 of which were full-time employees. There were 14 employees in manufacturing, 5 in engineering/research and development, 1 in sales and marketing and 8 in finance and administration. We are not a party to any collective bargaining agreements. We believe our relations with our employees are good.

Customers

Revenues from our largest customers, as a percentage of total revenues, for fiscal years 2012 and 2011 were as follows:

	2012	2011
Customer A	34%	22%
Customer B	22	24
Customer C	3	17
All others	41	37
	100%	100%

No other customer accounted for more than 10% of our revenues in fiscal years 2012 and 2011. At June 30, 2012, receivables from our two largest customers were 31% and 27%, respectively, of total accounts receivable.

Environmental Matters

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

We previously notified the FDA of our intent to market our endoscopes, image couplers, beamsplitters, adapters and video ophthalmoscopes, and the FDA has determined that we may market such devices, subject to the general control provisions of the Food, Drug and Cosmetic Act. We obtained this FDA permission without the need to undergo a lengthy and expensive approval process due to the FDA’s determination that such devices met the regulatory standard of being substantially equivalent to existing FDA-approved devices.

In the future, we plan to market additional medical devices that may require the FDA’s permission to market such products. We may also develop additional products or seek to sell some of our current or future medical products in a manner that requires us to obtain the permission of the FDA to market such products, as well as the regulatory approval or license of other federal, state and local agencies or similar agencies in other countries. The FDA has authority to conduct detailed inspections of manufacturing plants in order to assure that “good manufacturing practices” are being followed in the manufacture of medical devices, to require periodic reporting of product defects to the FDA and to prohibit the sale of devices which do not comply with law.

Foreign Requirements. Sales of medical device products outside the United States are subject to foreign regulatory requirements that may vary from country to country. Our failure to comply with foreign regulatory requirements would jeopardize our ability to market and sell our products in foreign jurisdictions. The regulatory environment in the European Union member countries of the European Economic Area for medical device products differs from that in the United States. Medical devices sold in the European Economic Area must bear the CE mark. Devices are classified by manufacturers according to the risks they represent, with a classification of Class III representing the highest risk devices and Class I representing the lowest risk devices. Once a device has been classified, the manufacturer can follow one of a series of conformity assessment routes, typically through a registered quality system, and demonstrate compliance to a “European Notified Body.” The CE mark may then be applied to the device. Maintenance of the system is ensured through annual on-site audits by the notified body and a post-market surveillance system requiring the manufacturer to submit serious complaints to the appropriate governmental authority. All of our medical products are CE mark certified.

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

If the economic downturn continues, our customers may delay, reduce or cancel their purchases of our products, particularly if they or their customers have difficulty obtaining credit, which could then reduce our revenues. The economic downturn could increase competition which could have the effect of reducing our prices. We could incur losses if a customer’s business fails and they are unable to pay us, or pay us on a timely basis. Likewise, if our suppliers have difficulty in obtaining credit or in operating their businesses, they may not be able to provide us with the materials we use to manufacture our products. These actions could result in reduced revenues and higher operating costs, and have an adverse effect on our results of operations and financial condition.

We rely on a small number of customers who may not consistently purchase our products in the future and if we lose any one of these customers, our revenues may decline.

In the fiscal year ended June 30, 2012, our two largest customers represented approximately 34% and 22%, respectively, of our total revenues. In the fiscal year ended June 30, 2011, our three largest customers represented approximately 24%, 22% and 17%, respectively, of our total revenues. No other customer accounted for more than 10% of our revenues during those periods. At June 30, 2012, receivables from our two largest customers were 31% and 27%, respectively, of the total accounts receivable.

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

At June 30, 2012, receivables from our two largest customers were 31% and 27%, respectively, of the total accounts receivable. While we believe we have a varied customer base and have experienced strong collections in the past, if current economic conditions fail to improve we may experience changes in our customer base, including reductions in purchasing commitments, which could also have a material adverse effect on our revenues and liquidity. We have not purchased insurance on our accounts receivable balances.

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

We may lose the FDA’s permission to market our current products or may not obtain the necessary regulatory permission, approvals or licenses for the marketing of any of our future products. Also, we cannot predict the impact on our business of FDA regulations or determinations arising from future legislation or administrative action. If we lose the FDA’s permission to market our current products or we do not obtain regulatory permission to market our future products, our revenues may decline and our business may be harmed.

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

We require certain key supplies to develop and manufacture our products, in particular precision grade optical glass, which is available from only a few sources, each of which is located outside the United States. Additionally, we rely on outside vendors to grind and polish certain of our lenses and other optical components, such as prisms and windows. Based upon our ordering experience to date, we believe the materials and services required for the production of our products are currently available in sufficient quantities. Our requirements are small relative to the total supply, and we are not currently encountering problems with availability. However, this does not mean that we will continue to have timely access to adequate supplies of essential materials and services in the future or that supplies of these materials and services will be available on satisfactory terms when the need arises. Our business could be severely damaged if we become unable to procure these essential materials and services in adequate quantities and at acceptable prices.

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

Like any manufacturer, we are and always have been exposed to liability claims resulting from the use of our products. We maintain product liability insurance to cover us in the event of liability claims, and as of October 5, 2012, no such claims have been asserted or threatened against us. However, our insurance may not be sufficient to cover all possible future product liabilities.

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

Our quarterly operating results may vary significantly depending upon factors such as:

—	the timing of completion of significant customer orders;

—	the timing and amount of our research and development expenditures;

—	the costs of initial product production in connection with new products;

—	the timing of new product introductions—both by us and by our competitors;

—	the timing and level of market acceptance of new products or enhanced versions of our existing products;

—	our ability to retain existing customers and customers’ continued demand for our products and services;

—	our customers’ inventory levels, and levels of demand for our customers’ products and services; and

—	competitive pricing pressures.

We may not be able to grow or sustain revenues or achieve or maintain profitability on a quarterly or annual basis and levels of revenue and/or profitability may vary from one such period to another.

Some of our competitors are large, well-financed companies who have research and marketing capabilities that are superior to ours.

The industries in which we operate are highly competitive. Many of our existing and potential competitors have greater financial resources and manufacturing capabilities, more established and larger marketing and sales organizations and larger technical staffs than we have. Other companies, some with greater experience in the optics, semiconductor or medical products industries, are seeking to produce products and services that compete with our products and services.

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

Additionally, the price of our common stock may be volatile as a result of a number of factors, including, but not limited to, the following:

—	our ability to successfully conceive and to develop new products and services to enhance the performance characteristics and methods of manufacture of existing products;

—	our ability to retain existing customers and customers’ continued demand for our products and services;

—	the timing of our research and development expenditures and of new product introductions;

—	the timing and level of acceptance of new products or enhanced versions of our existing products; and

—	price and volume fluctuations in the stock market at large which do not relate to our operating performance.

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

As of June 30, 2012, there were 392,587 shares of our common stock issuable upon exercise of stock options outstanding, at a weighted average exercise price of $4.56 per share. A total of 117,200 shares and 43,698 shares, respectively, of our common stock, including shares rolled forward from the 1997 Incentive Plan, are reserved for issuance under our 2011 and 2006 Equity Incentive Plans as of June 30, 2012. As of June 30, 2012, there are also warrants outstanding for the issuance of an aggregate of an additional 418,621 shares of our common stock, at a weighted average exercise price of $1.56 per share. The foregoing information gives effect to a 1 for 25 reverse stock split effective December 11, 2008. Moreover, we expect to issue additional shares and options to purchase shares of our common stock to compensate employees, consultants and directors, and we may issue additional shares to raise capital. Any such issuances will have the effect of further diluting the interest of the holders of our securities.

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

ITEM 3.  LEGAL PROCEEDINGS.

We may be involved from time to time in ordinary litigation, negotiation and settlement matters that we believe will not have a material effect on our operations or finances. We are not aware of any pending or threatened litigation against us or our officers and directors in their capacity as such that could have a material impact on our operations or finances.

ITEM 4.  MINE SAFETY DISCLOSURES.

Not applicable.

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

	High	Low
For the Fiscal Year Ended June 30, 2011
First Quarter ended September 30, 2010	$3.60	$0.02
Second Quarter ended December 31, 2010	$1.50	$0.10
Third Quarter ended March 31, 2011	$0.27	$0.15
Fourth Quarter ended June 30, 2011	$0.30	$0.20

For the Fiscal Year Ended June 30, 2012
First Quarter ended September 30, 2011	$1.35	$1.25
Second Quarter ended December 31, 2011	$1.45	$1.25
Third Quarter ended March 31, 2012	$1.45	$0.13
Fourth Quarter ended June 30, 2012	$2.01	$1.10

For the Fiscal Year Ended June 30, 2013
First Quarter ended September 30, 2012	$1.50	$0.85
Second Quarter ended December 31, 2012 (through October 12, 2012)	$1.09	$0.95

Holders

As of October 5, 2012, we had approximately 100 holders of record of our common stock. Holders of record include nominees who may hold shares on behalf of multiple owners.

Dividends

We have not declared any dividends during the last two fiscal years. At present, we intend to retain our earnings, if any, to finance research and development and expansion of our business.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

Other than as previously disclosed, we did not issue any unregistered equity securities during the quarter ended June 30, 2012.

Securities Authorized for Issuance under Equity Compensation Plans

The following table summarizes information about our equity compensation plans as of June 30, 2012.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	184,787	$ 8.34	43,698
Equity compensation plans not approved by security holders	207,800	$ 1.20	117,200
Total	392,587	$ 4.56	160,898

2006 Equity Incentive Plan

On November 28, 2006, our stockholders approved the Precision Optics Corporation, Inc. 2006 Equity Incentive Plan (the “2006 Plan”), which succeeded the Precision Optics Corporation, Inc. Amended and Restated 1997 Equity Incentive Plan (the “1997 Plan”). No further awards have been or will be granted under the 1997 Plan. The 2006 Plan allows for the grant of stock options to selected employees, directors and other persons who provide services to us or our affiliates.

2011 Equity Incentive Plan

The Precision Optics Corporation, Inc. 2011 Equity Incentive Plan (the “2011 Plan”) was adopted by our Board of Directors on October 13, 2011. The 2011 Plan allows for the grant of stock options to selected employees, directors and other persons who provide services to us or our affiliates.

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

Overview

We have been a developer and manufacturer of advanced optical instruments since 1982. We design and produce high-quality micro-optics, medical instruments and other advanced optical systems. Our medical instrumentation line includes endoscopes and endocouplers as well as next generation Microprecision™ optics, micro medical cameras, and 3D endoscopes, for use in minimally invasive surgical procedures.

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

We believe that our future success depends to a large degree on our ability to continue to conceive and to develop new optical products and services to enhance the performance characteristics and methods of manufacture of existing products. Accordingly, we expect to continue to seek to obtain product-related design and development contracts with customers and to selectively invest our own funds on research and development, particularly in the areas of Microprecision™ optics, micro medical cameras and 3D endoscopes.

Critical Accounting Policies and Estimates

Our critical accounting policies are included in the Notes to our Financial Statements contained in this Annual Report on Form 10-K.

Results of Operations for the Fiscal Year Ended June 30, 2012 Compared to the Fiscal Year Ended June 30, 2011

Total revenues for fiscal year 2012 were $2,152,396, a decrease of $92,741, or 4.1%, from fiscal year 2011 revenues of $2,245,137. The decrease in revenues was due to lower unit volume sales of micro optics and lower unit volume sales of the advanced surgical visualization system used in spinal surgery, partially offset by higher sales of endoscopes. The reduction in unit volume sales was accompanied by decreases in average product prices totaling approximately $25,000.

Revenues from our largest customers, as a percentage of total revenues, were as follows:

	2012	2011
Customer A	34%	22%
Customer B	22	24
Customer C	3	17
All others	41	37
	100%	100%

No other customer accounted for more than 10% of our revenues in fiscal years 2012 and 2011.

Gross profit for fiscal year 2012 of $557,406 reflected a decrease of $194,710 compared to fiscal year 2011 gross profit of $752,116. Gross profit as a percentage of revenues decreased from 33.5% in fiscal year 2011 to 25.9% in fiscal year 2012. The decrease in our gross profit percentage was due primarily to lower overall unit sales volume, unfavorable product mix, and by higher provisions for slow-moving and obsolete inventories in fiscal year 2012 compared to fiscal year 2011.

Research and development expenses, net were $664,696 for fiscal year 2012 compared to $825,033 for fiscal year 2011. The decrease of $160,337 , or 19.4%, was due primarily to lower spending on R&D related efforts, partially offset by lower reimbursements of related costs from customers, which decreased by $115,653, or 59.1%, in fiscal year 2012 compared to fiscal year 2011. Research and development expenses depend on our assessment of new product opportunities and available resources. Research and development expenses were net of reimbursement of related costs of $80,023 during fiscal year 2012 and $195,676 during fiscal year 2011.

Selling, general and administrative expenses increased by $229,156, or 23.9%, to $1,187,665 for fiscal year 2012 compared to $958,509 for fiscal year 2011. The increase was primarily due to a reduction in the accrued vacation liabilities for certain officers in connection with the settlement of deferred compensation liabilities recorded in fiscal year 2011, higher legal and accounting expenses, and higher noncash stock compensation expenses primarily recorded in the quarter ended March 31, 2012.

The gain on sale of patents of $2,276,286 in fiscal year 2012 reflects gross proceeds of $2,500,000 (less transaction expenses of  $36,829 and book value of patents of $186,885) in connection with the sale of certain intellectual property to Intuitive Surgical. See Note 8 in Notes to Consolidated Financial Statements.

The gain on sale of assets and other in fiscal years 2012 and 2011 of $10,226 and $39,518, respectively, represents primarily the sale of previously written off assets for proceeds of $10,226 and $39,518, respectively.

Interest expense decreased by $29,792 during fiscal year 2012 to $30,208 compared to the fiscal year 2011 total of $60,000. The decrease was due to a partial repayment of $740,972 of the 10% senior convertible notes in December 2011.

The income tax provisions in fiscal years 2012 and 2011 represent the minimum statutory state income tax liability.

Liquidity and Capital Resources

In July 2011, we received $2.5 million in connection with an asset purchase agreement with Intuitive Surgical Operations, Inc. This influx of capital allowed us to retire a substantial portion of outstanding long term debt and to satisfy operating cash requirements through September 2012.

On September 28, 2012, we closed on agreements with accredited investors (the “Investors”) for the sale and purchase of units consisting of an aggregate of (i) 2,777,795 shares of our common stock, and (ii) warrants to purchase an aggregate of 1,944,475 shares of common stock, at a per unit price of $0.90. Each unit consisted of one share of common stock and 70% warrant coverage. The warrants have an exercise price of $1.25 per share, subject to adjustment and a call provision if certain market price targets are reached, will expire five years from September 28, 2012, and are exercisable in whole or in part, at any time prior to expiration. We received $2.5 million in gross proceeds from the offering. Certain directors and officers participated in the offering and purchased a total aggregate amount of approximately $80,000 of units in the offering.

In conjunction with the offering, we also entered into a registration rights agreement dated September 28, 2012 with the Investors, whereby we are obligated to file a registration statement with the Securities and Exchange Commission (the “SEC”) on or before thirty calendar days after September 28, 2012 to register the resale by the Investors of the 2,777,795 shares of the common stock purchased in the offering, and the 1,944,475 shares of common stock underlying the warrants purchased in the offering. If a registration statement covering the securities is not filed with the SEC prior to the 30th day filing deadline (the “Filing Deadline”), we will have to pay an amount equal to 1.0% of the aggregate amount invested by each Investor each month as liquidated damages, subject to certain conditions. We are also obligated to use all commercially reasonable efforts to have the registration statement declared effective by the SEC within 60 days after the registration statement is filed, or 90 days if we receive comments on the registration statement from the SEC. If there is not an effective registration statement in place by the 60th day after the Filing Deadline, or the 90th day after the Filing Deadline if we receive comments from the SEC, we will have to pay an amount equal to 1.0% of the aggregate amount invested by each Investor each month as liquidated damages, subject to certain conditions.

We intend to build upon recent successes in operational results, technology development and new product introductions. We believe the following technology areas continue to represent significant opportunities for future sales growth:

—	Microprecision™ optical elements and micro medical camera assemblies with sizes on the order of 1 mm and smaller, that enable the introduction of imaging capabilities in locations in the body previously inaccessible; and

—	next generation handheld 3D endoscopes that provide high definition 3D images for use in minimally invasive surgery

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

We have traditionally funded working capital needs through product sales, management of working capital components of our business, and by cash received from public and private offerings of our common stock, warrants to purchase shares of our common stock and convertible notes. We have incurred quarter to quarter operating losses during our efforts to develop current products including Microprecision™ optical elements, micro medical camera assemblies and 3D endoscopes. Our management expects that such operating losses will continue until sales increase to breakeven and profitable levels. Our management also believes that the opportunities represented by these products have the potential to generate sales increases to achieve breakeven and profitable results.

We have sustained recurring net operating losses for several years. During the year ended June 30, 2012, we incurred a net loss from operations of $1,284,729 and used cash in operations of $1,585,515. For the quarter ended June 30, 2012, cash used for operating activities was $270,069, and our operating loss for the quarter was $218,294. As of June 30, 2012, cash and cash equivalents were $145,923, accounts receivable were $341,900, and current liabilities were $705,522.

Capital equipment expenditures during fiscal year 2012 and 2011 were $0. Future capital equipment expenditures will be dependent upon future sales and success of on-going research and development efforts.

Contractual cash commitments for the fiscal years subsequent to June 30, 2012 are summarized as follows:

	2013	2014	Thereafter	Total
Operating Leases	$31,353	$2,910	$–	$34,263
Principal & Interest (1)	51,250	–	–	51,250
Totals	$82,603	$2,910	$–	$85,513

(1)	This amount may be reduced to the extent the holder of the Senior Secured Convertible Notes elects to convert the principal on the Notes into our common stock.

We have contractual cash commitments related to open purchase orders for fiscal year 2013 of approximately $74,000.

Trends and Uncertainties That May Affect Future Results

During fiscal year 2010 after implementing a number of changes to reduce cash usage and increase sales and profitability, our cash flow was positive for the first time in many years. In fiscal year 2011, the major focus of our senior management shifted to finding a long-term solution to our obligations under the 10% Senior Secured Convertible Notes which initially became due just before the beginning of fiscal year 2011. While we continued to work during fiscal year 2011 to advance product development and sales and marketing efforts, the requirement to find a solution for the Notes while simultaneously continuing operations of our Company with limited capital resources resulted in an overall reduction in sales volume and delay of business plans. With the consummation of an asset purchase agreement with Intuitive Surgical in July 2011, we received sufficient cash to retire the Notes, and to provide working capital for our Company. With renewed focus on sales of existing and new products, our sales volume for the fourth quarter of fiscal year 2012 was the highest of any quarter in the previous two years.

Due to the introductory stage of many of our new products and the unpredictable timing of orders from customers, it is difficult to predict with certainty the detailed rate of future revenue growth. However, during the last 12 months, we have received significant new orders for a number of new products including an approximate $1 million order for small endoscopes and an approximate $250,000 order for micro medical camera assemblies, both of which rely on our Microprecision™ lens technology. Also, we expect that current discussions with existing and new potential customers could lead to increases in our revenues. To continue to support orders for new products as well as ongoing and future discussions, we intend to continue to develop and commercialize new products and technical innovations, in particular:

—	new components and instruments utilizing our patented Microprecision™ lens technology for optical components and micro medical camera assemblies with sizes on the order of 1 mm and smaller; and

—	new handheld 3D endoscopes for use in minimally invasive surgery.

Over the past few years, we have implemented significant changes in new product and technology development by shifting the emphasis of research and development efforts from developing underlying technologies to commercializing the applications of these new technologies. These efforts have already been realized to some degree in the area of Microprecision™ lenses with ongoing shipments now in place and with shipments against new orders already received for micro medical camera assemblies expected to begin during fiscal year 2013. Recent initiatives in the area of Microprecision™ lenses address specific customer opportunities in different medical and military applications.

We have developed and manufactured prototypes of a new 3D endoscope with high definition quality imaging and 10 mm diameter for use in general laparoscopic surgery. This next generation 3D endoscope has been evaluated by a number of medical professionals and has been received enthusiastically. We believe that with the advent of commercially available high quality flat panel 3D displays, hand-held 3D endoscopy represents an opportunity for sales growth for our Company.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

Precision Optics Corporation, Inc.:

We have audited the accompanying consolidated balance sheets of Precision Optics Corporation, Inc. and subsidiaries (the Company) as of June 30, 2012 and 2011 and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Precision Optics Corporation, Inc. and subsidiaries as of June 30, 2012 and 2011 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Stowe & Degon LLC

Westborough, Massachusetts

October 1, 2012

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

Consolidated Balance Sheets at June 30, 2012 and 2011

	2012	2011
ASSETS
Current Assets:
Cash and cash equivalents	$145,923	$19,556
Accounts receivable (net of allowance for doubtful accounts of $11,446 in 2012 and 2011)	341,900	148,824
Inventories	682,900	666,285
Prepaid expenses	33,719	37,664
Total current assets	1,204,442	872,329
Fixed Assets:
Machinery and equipment	2,355,968	2,355,968
Leasehold improvements	553,596	553,596
Furniture and fixtures	148,303	148,303
Vehicles	19,674	19,674
	3,077,541	3,077,541
Less—Accumulated depreciation and amortization	3,035,584	3,015,315
Net fixed assets	41,957	62,226
Patents, net	–	188,260
	$1,246,399	$1,122,815
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
10% Senior secured convertible notes	$51,250	$780,833
Accounts payable	410,316	709,395
Customer advances	6,387	36,292
Accrued employee compensation	171,205	711,015
Accrued professional services	62,000	54,000
Accrued warranty expense	25,000	25,000
Other accrued liabilities	912	912
Total current liabilities	727,070	2,317,447
Commitments (Note 3)
Stockholders’ Equity (Deficit):
Common stock, $0.01 par value: 50,000,000 shares authorized; 1,251,339 and 971,013 shares issued and outstanding at June 30, 2012 and June 30, 2011, respectively	12,513	9,710
Additional paid-in capital	39,009,215	38,259,029
Accumulated deficit	(38,502,399)	(39,463,371)

Total stockholders’ equity (deficit)	519,329	(1,194,632)
	$1,246,399	$1,122,815

The accompanying notes are an integral part of these consolidated financial statements.

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

for the Years Ended June 30, 2012 and 2011

	2012	2011
Revenues	$2,152,396	$2,245,137
Cost of Goods Sold	1,594,990	1,493,021
Gross profit	557,406	752,116
Research and Development Expenses, net	664,696	825,033
Selling, General and Administrative Expenses	1,187,665	958,509
Gain on Sale of Assets and Other	(10,226)	(39,518)
Total operating expenses	1,842,135	1,744,024
Operating loss	(1,284,729)	(991,908)
Gain on Sale of Patents	2,276,286	–
Interest Income	535	207
Interest Expense	(30,208)	(60,000)
Income (Loss) before provision for income taxes	961,884	(1,051,701)
Provision for Income Taxes	912	912
Net Income (loss)	$960,972	$(1,052,613)
Income (Loss) Per Share:
Basic	$0.83	$(1.06)
Diluted	$0.78	$(1.06)

Weighted Average Common Shares Outstanding:
Basic	1,163,775	994,777
Diluted	1,275,938	994,777

The accompanying notes are an integral part of these consolidated financial statements.

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

for the Years Ended June 30, 2012 and 2011

	Number of Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)

Balance, July 1, 2010	1,018,411	$10,184	$38,236,325	$(38,410,758)	$(164,249)
Purchase of treasury stock	(47,398)	(474)			(474)
Stock-based compensation	–	–	22,704	–	22,704
Net loss	–	–	–	(1,052,613)	(1,052,613)
Balance, June 30, 2011	971,013	$9,710	$38,259,029	$(39,463,371)	$(1,194,632)
Restricted stock issued to officers and directors	245,326	2,453	672,192		674,645
Stock-based compensation	35,000	350	77,994	–	78,344
Net income	–	–	–	960,972	960,972
Balance, June 30, 2012	1,251,339	$12,513	$39,009,215	$(38,502,399)	$519,329

The accompanying notes are an integral part of these consolidated financial statements.

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows for the

Years Ended June 30, 2012 and 2011

	2012	2011
Cash Flows from Operating Activities:
Net income (loss)	960,972	$(1,052,613)
Adjustments to reconcile net loss to net cash used in operating activities-
Depreciation and amortization	23,368	57,605
Gain on sale of patents	(2,276,286)	–
Gain on sale of assets	(10,226)	(35,967)
Provision (benefit) for inventory write-down	14,033	(10,363)
Stock-based compensation expense	78,344	22,704
Non-cash interest expense	30,208	60,000
Changes in operating assets and liabilities-
Accounts receivable, net	(193,076)	356,376
Inventories	(30,648)	28,399
Prepaid expenses	3,945	(4,165)
Accounts payable	(129,079)	260,501
Customer advances	(29,905)	(64,776)
Accrued expenses and other	(27,165)	(31,226)
Net cash provided by (used in) in operating activities	(1,585,515)	(413,525)

Cash Flows from Investing Activities:
Net proceeds from sale of patents	2,463,171	–
Proceeds from sale of assets	10,226	35,967
Additional patent costs	(1,724)	(18,452)
Net cash provided by investing activities	2,471,673	17,515

Cash Flows from Financing Activities:
Payment of principal and interest on 10% Senior Convertible Notes	(759,791)	–
Purchase of treasury stock (47,398 shares)	–	(474)
Net cash used in financing activities	(759,791)	(474)
Net increase (decrease) in cash and cash equivalents	126,367	(396,484)
Cash and cash equivalents, beginning of year	19,556	416,040
Cash and cash equivalents, end of year	$145,923	$19,556

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for income taxes	$912	$912

Supplemental Disclosure of Noncash Investing and Financing Activities:
Issuance of common stock to satisfy deferred compensation obligations (245,326 shares)	$674,645	$–

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

(b)           Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its two wholly-owned subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation. All shares and per share data reflect the effects of a 1-for-25 reverse stock split that became effective on December 11, 2008.

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

Revenues for industrial and medical products sold in the normal course of business are recognized upon shipment when delivery terms are FOB shipping point and all other revenue recognition criteria have been met. Gross shipping charges reimbursable from customers, to deliver product, are insignificant and are included in “Revenues” section of the Consolidated Statement of Operations, while shipping costs are classified in the “Selling, General and Administrative Expenses” section of the Consolidated Statement of Operations.

(d)           Cash and Cash Equivalents

The Company includes in cash equivalents all highly liquid investments with original maturities of three months or less at the time of acquisition. Cash and cash equivalents of $145,923 and $19,556 at June 30, 2012 and 2011, respectively, consist primarily of cash at banks and money market funds. The Company maintains its cash and cash equivalents in bank deposit accounts that, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on its cash and cash equivalents.

(e)           Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and include material, labor and manufacturing overhead. The components of inventories at June 30, 2012 and 2011 are as follows:

	2012	2011
Raw material	$277,392	$271,608
Work-in-progress	289,748	312,097
Finished goods	115,760	82,580
	$682,900	$666,285

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

During fiscal year 2012, the Company recorded a pre-tax non-cash provision for slow-moving and obsolete inventories of $14,033. During fiscal year 2011, the Company recorded a pre-tax non-cash benefit for slow-moving and obsolete inventories of $10,363.

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

Depreciation expense was $20,269 and $23,874 for the years ended June 30, 2012 and 2011, respectively.

(g)           Significant Customers and Concentration of Credit Risk

Financial instruments that subject the Company to credit risk consist primarily of cash equivalents and trade accounts receivable. The Company places its investments with highly rated financial institutions. The Company has not experienced any losses on these investments to date. At June 30, 2012, receivables from the Company’s two largest customers were 31% and 27% of the total accounts receivable. At June 30, 2011, receivables from the Company’s five largest customers were 26%, 16%, 15%, 14% and 10% of the total accounts receivable. No other customer accounted for more than 10% of the Company’s receivables as of June 30, 2012 and 2011. The Company has not experienced any material losses related to accounts receivable from individual customers. The Company generally does not require collateral or other security as a condition of sale rather relying on credit approval, balance limitation and monitoring procedures to control credit risk of trade account financial instruments. Management believes that allowances for doubtful accounts, which are established based upon review of specific account balances and historical experience, are adequate.

Revenues from the Company’s largest customers, as a percentage of total revenues, were as follows:

	2012	2011
Customer A	34%	22%
Customer B	22	24
Customer C	3	17
All others	41	37
	100%	100%

No other customer accounted for more than 10% of the Company’s revenues in fiscal years 2012 and 2011.

(h)          Income (Loss) per Share

Basic income (loss) per share is computed by dividing net income or net loss by the weighted average number of shares of common stock outstanding during the period. Diluted income (loss) per share is computed by dividing net income or net loss (adjusted by adding back interest expense on senior convertible notes) by the weighted average number of shares of common stock outstanding during the period, plus the number of potentially dilutive securities outstanding during the period such as stock options and warrants and shares issuable upon conversion of senior convertible notes. For the year ended June 30, 2011, the effect of such securities was antidilutive and not included in the diluted calculation because of the net loss generated in that period.

The following is the calculation of income (loss) per share for the years ended June 30, 2012 and 2011:

	Year Ended June 30
	2012	2011

Net Income (Loss) – Basic	$960,972	$(1,052,613)
Interest Expense on Senior Convertible Notes	30,208	–
Net Income (Loss) – Diluted	$991,180	$(1,052,613)

Basic Weighted Average Shares Outstanding	1,163,775	994,777
Potentially Dilutive Securities	112,114	–
Diluted Weighted Average Shares Outstanding	1,275,889	994,777

Income (Loss) Per Share
Basic	$0.83	$(1.06)
Diluted	$0.78	$(1.06)

The number of shares issuable upon the exercise of outstanding stock options and warrants that were excluded from the computation as their effect was antidilutive was approximately 620,000 and 1,112,000 for the years ended June 30, 2012 and 2011, respectively.

(i)            Stock-Based Compensation

The measurement and recognition of all compensation costs for all stock-based awards made to employees and the Board of Directors are based upon fair value over the requisite service period for awards expected to vest. The Company estimates the fair value of share-based awards on the date of grant using the Black-Scholes option-pricing model. Stock-based compensation costs recognized for the years ended June 30, 2012 and 2011 amounted to $78,344 and $22,704, respectively.

(j)            Patents

Patents are carried at cost less accumulated amortization of $0 and $718,684 at June 30, 2012 and June 30, 2011, respectively. Such costs are amortized using the straight-line method over the shorter of their legal or estimated useful lives, generally five to ten years. Amortization expense was $3,099 and $33,731 for the years ended June 30, 2012 and 2011, respectively.

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

(m)          Warranty Costs

The Company does not incur future performance obligations in the normal course of business other than providing a standard one-year warranty on materials and workmanship to its customers. The Company provides for estimated warranty costs at the time product revenue is recognized. Warranty costs have been included as a component of cost of goods sold in the accompanying consolidated statements of operations. The following tables summarize warranty reserve activity for the years ended June 30, 2012 and 2011:

	2012	2011
Balance at beginning of period	$25,000	$25,000
Provision for warranty claims	1,321	2,658
Warranty claims incurred	(1,321)	(2,658)
Balance at end of period	$25,000	$25,000

(n)           Research and Development

Research and development expenses are charged to operations as incurred. The Company groups development and prototype costs and related reimbursements in research and development. For the years ended June 30, 2012 and 2011, research and development expense is shown net of reimbursements of $80,023 and $195,676, respectively, in the accompanying statements of operations.

(o)           Comprehensive Income

Comprehensive income or loss is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owners sources. The Company’s comprehensive loss for the years ended June 30, 2012 and 2011 was equal to its net loss for the same periods.

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

(s)         Recent Accounting Pronouncements

In December 2011, the FASB issued an accounting standard update requiring enhanced disclosure about certain financial instruments and derivative instruments that are offset in the balance sheet or subject to an enforceable master netting arrangement or similar agreement. The disclosure requirement becomes effective retrospectively in the first quarter of the Company's fiscal year ending June 30, 2014. The Company does not expect that the requirement will have an impact on its financial position, results of operations or cash flows as it is disclosure-only in nature.

In September 2011, the FASB issued an accounting standard update intended to simplify testing goodwill for impairment. The amendment allows an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. An entity will no longer be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that the fair value of the reporting unit is less than its carrying amount. The amendment becomes effective for annual and interim goodwill impairment tests performed for the Company's fiscal year ending June 30, 2013, and early adoption is permitted. The Company does not expect that the requirement will have an impact on its financial position, results of operations or cash flows as it is disclosure-only in nature.

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

On March 31, 2012, the remaining Investor, Arnold Schumsky, further amended his remaining Note to extend the “Stated Maturity Date” of the principal to July 31, 2012 and to modify the Note such that all accrued and unpaid interest on the Note up to and including March 31, 2012 shall be due on or before April 13, 2012, on the condition that the Company issue to him a warrant for 5,000 shares of common stock with an exercise price of $1.20 per share and a term of three years. On April 13, 2012, the Company repaid Mr. Schumsky a payment of the accrued interest of $18,819, and such payment included all accrued and unpaid interest on the Note up to and including March 31, 2012. On May 8, 2012, the Company issued Mr. Schumsky the warrant according to the terms described in the amended Note. On July 31, 2012, Mr. Schumsky further amended his remaining Note to extend the “Stated Maturity Date” of the principal to August 31, 2012. On August 31, 2012, Mr. Schumsky further amended his remaining Note to extend the “Stated Maturity Date” of the principal to September 30, 2012

The 10% Senior Secured Convertible Notes consist of the following:

	June 30, 2012	June 30, 2011
10% Senior Secured Convertible Notes issued on June 25, 2008, convertible into common stock at $1.25 per share, bearing interest at 10% per annum. Outstanding principal and accrued interest are due at maturity, September 30, 2012	$50,000	$600,000
Accrued interest—10% coupon due on September 30, 2012	1,250	180,833

	$51,250	$780,833

On September 28, 2012, the Company repaid Mr. Schumsky the outstanding and accrued interest of $2,500 due under his Note and such payment satisfied its obligations in regards to the accrued interest due on the Note in full. On that same date, Mr. Schumsky presented the outstanding principal balance of the Note to the Company and agreed to exchange the $50,000 principal balance of his Note for participation in the Company’s September 2012 financing transaction (as described in further detail in Note 9, Subsequent Event) and was awarded units consisting of 55,555 shares of common stock and 38,889 warrants upon the same terms as the units sold in the September 2012 financing transaction. Accordingly, the Note held by Mr. Schumsky has been satisfied in full and the obligations thereunder have been terminated.

(3)           COMMITMENTS

(a)           Related Party Transactions

The Company leases one of its facilities from a corporation owned by an officer-director-shareholder of the Company. The Company is currently a tenant-at-will, paying rent of $9,000 per month. Total rent expense paid or accrued to related parties was $108,000 in each of fiscal years 2012 and 2011, and is included in the accompanying consolidated statements of operations.

The Company incurred fees to two directors totaling $20,000 and $25,000 in fiscal years 2012 and 2011, respectively, for consulting services.

(b)           Operating Lease Commitments

The Company has entered into operating leases for its office space and equipment that expire at various dates through fiscal year 2014. Total future minimum rental payments under all non-cancelable operating leases are $31,353 in fiscal year 2013 and $388 in the fiscal years thereafter.

Rent expense on operating leases, excluding the related party rent described above, was $45,896 and $46,335 for the years ended June 30, 2012 and 2011, respectively.

(4)           STOCKHOLDERS’ EQUITY

(a)           Stock Options

Stock-based compensation costs recognized during the year ended June 30, 2012 and 2011 amounted to $78,344 and $22,704, respectively, and were included in the accompanying consolidated statements of operations in: selling, general and administrative expenses (2012 — $64,910; 2011 — $10,000), cost of goods sold (2012 — $11,234; 2011 — $12,704), and research and development expenses, net (2012 — $2,200; 2011 — $0). No compensation has been capitalized because such amounts would have been immaterial. There was no net income tax benefit recognized related to such compensation for the years ended June 30, 2012 or 2011, as the Company is currently in a loss position. There were 298,800 stock options granted (net) during the year ended June 30, 2012 and no stock options granted during the year ended June 30, 2011.

As of June 30, 2012, the unrecognized compensation costs related to options vesting in the future is $228,966. The Company uses the Black-Scholes option-pricing model as the most appropriate method for determining the estimated fair value for the stock awards. The Black-Scholes method of valuation requires several assumptions: (1) the expected term of the stock award; (2) the expected future stock volatility over the expected term; and (3) risk-free interest rate. The expected term represents the expected period of time the Company believes the options will be outstanding based on historical information. Estimates of expected future stock price volatility are based on the historic volatility of the Company’s common stock and the risk free interest rate is based on the U.S. Zero-Bond rate. The Company utilizes a forfeiture rate based on an analysis of the Company’s actual experience. The fair value of options at date of grant was estimated with the following assumptions for options granted in fiscal 2012:

Year Ended
June 30, 2012
Assumptions:
Option life	5.3 years
Risk-free interest rate	3.00%
Stock volatility	480%
Dividend yield	0
Weighted average fair value of grants	$1.07

Stock Option and Other Compensation Plans:

The type of share-based payments currently utilized by the Company is stock options.

The Company has various stock option and other compensation plans for directors, officers, and employees. The Company has the following stock option plans outstanding as of June 30, 2012: the Precision Optics Corporation, Inc. 2011 Equity Incentive Plan (the “2011 Plan”); the Precision Optics Corporation, Inc. 2006 Equity Incentive Plan (the “2006 Plan”), and the Precision Optics Corporation, Inc. Amended and Restated 1997 Incentive Plan (the “1997 Plan”). Vesting periods under the 2011 Plan, the 2006 Plan, and the 1997 Plan are at the discretion of the Board of Directors and typically average three to five years. Options under these Plans are granted at fair market value on the date of grant and have a term of ten years from the date of grant.

The 2011 Plan, which provides eligible participants (certain employees, directors, consultants, etc.) the opportunity to receive a broad variety of equity based and cash awards. Options granted vest and are exercisable for periods determined by the Board of Directors, not to exceed 10 years from the date of grant. A total of 325,000 shares of common stock, including shares rolled forward from the 1997 Plan, have been reserved for issuance under the 2011 Plan. At June 30, 2012, a total of 207,800 stock options are outstanding and 117,200 shares of common stock were available for future grants under the 2011 Plan.

The 2006 Plan, which provides eligible participants (certain employees, directors, consultants, etc.) the opportunity to receive a broad variety of equity based and cash awards. Options granted vest and are exercisable for periods determined by the Board of Directors, not to exceed 10 years from the date of grant. A total of 139,898 shares of common stock, including shares rolled forward from the 1997 Plan, have been reserved for issuance under the 2006 Plan. At June 30, 2012, a total of 96,200 stock options are outstanding and 43,698 shares of common stock were available for future grants under the 2006 Plan.

The 1997 Plan provided eligible participants (certain employees, directors, consultants, etc.) the opportunity to receive a broad variety of equity based and cash awards. Options granted vested and were exercisable for periods determined by the Board of Directors, not to exceed 10 years from the date of grant. Options for a total of 88,938 shares of common stock were outstanding at June 30, 2012 under the 1997 Plan, as amended and restated in fiscal year 2006. Prior to the adoption of the 2006 Plan, 9,000 stock options were granted in fiscal year 2007 under the 1997 Plan. Upon the adoption of the 2006 Plan, no new awards were granted under the 1997 Plan. No shares are available for future grants under the 1997 Plan.

The following tables summarize stock option activity for the two years ended June 30, 2012:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Life
Outstanding at July 1, 2010	94,378	$15.98	5.49 years
Cancellations	(240)	13.75
Outstanding at June 30, 2011	94,138	$15.97	4.50 years
Grants	506,600	0.27-1.20
Cancellations	(208,151)	0.55-13.75
Outstanding at June 30, 2012	392,587	$4.56	8.15 years

Information related to the stock options outstanding as of June 30, 2012 is as follows:

Range of Exercise Prices	Number of Shares	Weighted-Average Remaining Contractual Life (years)	Weighted-Average Exercise Price	Exercisable Number of Shares	Exercisable Weighted-Average Exercise Price
$1.20	207,800	9.68	$1.20	32,800	$1.20
$0.55	51,000	9.62	0.55	20,334	0.55
$0.27	40,000	9.04	0.27	13,333	0.27
$1.35	1,200	7.41	1.35	1,200	1.35
$1.25	1,200	6.41	1.25	1,200	1.25
$6.25	1,600	4.42	6.25	1,600	6.25
$7.75	1,200	5.41	7.75	1,200	7.75
$11.50	800	3.42	11.50	800	11.50
$13.75	50,427	3.86	13.75	50,427	13.75
$20.75	37,360	2.96	20.75	37,360	20.75
$0.27–$20.75	392,587	8.15	$4.56	160,254	$9.38

The aggregate intrinsic value of the Company’s “in-the-money” outstanding and exercisable options as of June 30, 2012 and 2011 was $145,410 and $0, respectively.

(b)           Warrants

On June 25, 2008, the Company entered into a Purchase Agreement, as amended on December 11, 2008, with institutional and other accredited investors pursuant to which it sold a total of $600,000 of 10% Senior Secured Convertible Notes (the “Notes”) that are convertible at the investor’s option into a total of 480,000 shares of the Company’s common stock at a conversion rate of $1.25. On March 31, 2012, the remaining Investor, Arnold Schumsky, further amended his remaining Note to extend the “Stated Maturity Date” of the principal to July 31, 2012 and to modify the Note such that all accrued and unpaid interest on the Note up to and including March 31, 2012 shall be due on or before April 13, 2012, on the condition that the Company issue to him a warrant for 5,000 shares of common stock with an exercise price of $1.20 per share and a term of three years. On April 13, 2012, the Company repaid Mr. Schumsky a payment of the accrued interest of $18,819, and such payment included all accrued and unpaid interest on the Note up to and including March 31, 2012. On May 8, 2012, the Company issued Mr. Schumsky the warrant according to the terms described in the amended Note.

During the quarter ended December 31, 2010, the Company issued warrants to purchase 100,000 shares of common stock at an exercise price of $1.00 per share to several consultants to the Company. The warrants are exercisable beginning six months after December 16, 2010 (the issue date) and expire on December 16, 2013. The Black-Scholes option pricing model was used to calculate the fair value of the warrants, which was estimated to be $0.10 per share, or $10,000 in total. The expense associated with issuing the warrants was recognized ratably over the six-month vesting period. A non-cash charge of $10,000 was recorded in “Selling, General and Administrative Expenses” in the year ended June 30, 2011 in the accompanying Consolidated Statements of Operations.

In conjunction with the sale of the Notes on June 25, 2008 mentioned above, the Company issued warrants to purchase an aggregate of 316,800 shares of common stock at an exercise price of $1.75 per share.  In conjunction with the issuance of warrants to purchase 100,000 shares of common stock in December 2010, certain anti-dilution provisions of the existing warrants were triggered. As a result, the number of existing warrants was increased from 316,800 to 318,621 and the related exercise price was decreased from $1.75 per share to $1.74 per share. In conjunction with the issuance of warrants to purchase 1,944,475 shares of common stock in September 2012, certain anti-dilution provisions of the existing warrants were triggered. As a result, the number of existing warrants was increased from 318,621 to 469,831 and the related exercise price was decreased from $1.74 per share to $1.18 per share. These warrants expire on June 25, 2015.

In February 2007, the Company completed a private placement with institutional and other accredited investors pursuant to which it sold an aggregate of 400,000 shares of common stock, at a price of $6.25 per share and warrants to purchase an aggregate of 400,000 shares of common stock at an exercise price of $8.00 per share. In conjunction with the issuance by the Company of the Notes and warrants on June 25, 2008 and the issuance of warrants to purchase 100,000 shares of common stock in December 2010, certain anti-dilution provisions of the existing warrants were triggered. As a result, the number of existing warrants was increased from 400,000 to 599,254 and the related exercise price was decreased from $8.00 per share to $5.34 per share. These warrants expired on February 1, 2012.

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

The following table indicates the effects on the Company’s consolidated balance sheet upon the issuance of restricted stock in settlement of liabilities for deferred compensation and professional services, as indicated above:

Increase (Decrease)
Accrued Employee Compensation	$(504,645)
Accounts Payable	$(170,000)
Total Current Liabilities	$(674,645)
Total Stockholders’ Equity (Deficit)	$674,645

(5)            INCOME TAXES

We have identified our federal tax return and our state tax return in Massachusetts as “major” tax jurisdictions. The periods subject to examination for our federal and state income tax returns are the years ended in 2009 and thereafter. We believe our income tax filing positions and deductions will be sustained on audit and we do not anticipate any adjustments that would result in a material change to our financial position. Therefore, no liabilities for uncertain income tax positions have been recorded.

The provision for income taxes in the accompanying consolidated statements of operations consists of the minimum statutory state income tax liability of $912 and $912 for the years ended June 30, 2012 and 2011, respectively.

A reconciliation of the federal statutory rate to the Company’s effective tax rate for the two years ended June 30 is as follows:

	2012	2011
Income tax expense (benefit) at federal statutory rate	34.0%	(34.0%)
Increase (decrease) in tax resulting from:
State taxes, net of federal benefit	6.3	(6.3)
Change in valuation allowance	(94.3)	46.1
Nondeductible items	1.7	1.0
Prior-year tax adjustments	48.8	1.5
Other	3.6	(8.2)
Effective tax rate	0.1%	0.1%

The components of deferred tax assets and liabilities at June 30, 2012 and 2011 are approximately as follows:

	2012	2011
Deferred tax assets:
Net operating loss carry forwards	$1,913,000	$2,735,000
Tax credit carry forwards	362,000	347,000
Reserves and accruals not yet deducted for tax purposes	451,000	549,000
Total deferred tax assets	2,726,000	3,631,000
Valuation allowance	(2,726,000)	(3,631,000)
Net deferred tax asset	$–	$–

The Company has provided a valuation allowance to reduce the net deferred tax asset to an amount the Company believes is “more likely than not” to be realized. The valuation allowance decreased in fiscal 2012 by approximately $905,000. The decrease in the valuation allowance was due primarily to adjustments to net operating loss carryforwards of prior years and utilization of loss carryforwards to offset taxable income in fiscal year 2012.

At June 30, 2012, the Company had federal and state net operating loss carry forwards of approximately $4,200,000 and $2,200,000, respectively, which will, if not used, expire at various dates from 2013 through 2031. In addition, the Company had net operating loss carry forwards from its Hong Kong operations of approximately $1,900,000, which carry forward indefinitely.

(6)            PROFIT SHARING PLAN

The Company has a defined contribution 401(k) profit sharing plan. Employer profit sharing and matching contributions to the plan are discretionary. No employer profit sharing or matching contributions were made to the plan in fiscal years 2012 and 2011.

(7)            SALE OF ASSETS

In fiscal year 2012, the Company sold equipment that was previously written off for proceeds totaling $10,226 and recorded a gain of $10,226.  In fiscal year 2011, the Company sold equipment that was previously written off for proceeds totaling $35,967 and recorded a gain of $35,967. These gains are included within operating expenses in the accompanying consolidated statements of operations.

(8)           SALE OF PATENTS

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

(9)            SUBSEQUENT EVENT

On September 28, 2012, the Company closed on agreements with accredited investors (the “Investors”) for the sale and purchase of units consisting of an aggregate of (i) 2,777,795 shares of the Company’s common stock, and (ii) warrants to purchase an aggregate of 1,944,475 shares of common stock, at a per unit price of $0.90. Each unit consisted of one share of common stock and 70% warrant coverage. The warrants have an exercise price of $1.25 per share, subject to adjustment and a call provision if certain market price targets are reached, will expire five years from September 28, 2012, and are exercisable in whole or in part, at any time prior to expiration. Certain directors and officers participated in the offering and purchased a total aggregate amount of approximately $80,000 of units in the offering.

The Company received $2.5 million in gross proceeds from the offering. The Company retained Loewen, Ondaatje, McCutcheon USA LTD as the exclusive placement agent for the offering. In addition to the payment of certain cash fees upon closing of the offering, the Company issued a warrant to the placement agent to purchase up to 194,446 shares of common stock on substantially similar terms to the warrants issued in the offering, except that the placement agent warrant has an exercise price of $0.95 per share. The Company anticipates using the net proceeds from the offering to fund start-up costs associated with the previously-announced order for micro endoscopes as well as other recently received orders for new products in addition to working capital needs and for general corporate purposes.

In conjunction with the offering, the Company also entered into a registration rights agreement dated September 28, 2012 with the Investors, whereby it is obligated to file a registration statement with the Securities and Exchange Commission (the “SEC”) on or before thirty calendar days after September 28, 2012 to register the resale by the Investors of the 2,777,795 shares of the common stock purchased in the offering, and the 1,944,475 shares of common stock underlying the warrants purchased in the offering. If a registration statement covering the securities is not filed with the SEC prior to the 30th day filing deadline (the “Filing Deadline”), the Company will have to pay an amount equal to 1.0% of the aggregate amount invested by each Investor each month as liquidated damages, subject to certain conditions. The Company is also obligated to use all commercially reasonable efforts to have the registration statement declared effective by the SEC within 60 days after the registration statement is filed, or 90 days if the Company receives comments on the registration statement from the SEC. If there is not an effective registration statement in place by the 60th day after the Filing Deadline, or the 90th day after the Filing Deadline if the Company receives comments from the SEC, the Company will have to pay an amount equal to 1.0% of the aggregate amount invested by each Investor each month as liquidated damages, subject to certain conditions.

Pursuant to the Tax Reform Act of 1986, the utilization of net operating loss carryforwards and other tax benefits are subject to an annual limitation if a cumulative change of ownership of more than 50% occurs over a three-year period. As a result of the September 2012 private placement of the Company’s common stock, the Company believes it may have triggered significant limitations on the utilization of those tax attributes. The limitations, if triggered, would allow the use of the value of approximately $34,000 of Federal carryforward losses annually for the next twenty years, and the same amount for state purposes for 20 years.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.  CONTROLS AND PROCEDURES.

Management’s Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and our Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures, including internal control over financial reporting, were not effective, as of June 30, 2012, to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended (i) is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are intended to be designed to provide reasonable assurance that such information is accumulated and communicated to our management.

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

A “material weakness” is defined as a significant deficiency, or a combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. A “significant deficiency” is a control deficiency, or a combination of control deficiencies, that adversely affects a company’s ability to initiate, authorize, record, process, or report external financial data reliably in accordance with generally accepted accounting principles such that there is more than a remote likelihood that a misstatement of the annual or interim financial statements that is more than inconsequential will not be prevented or detected.

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting as of June 30, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our evaluation, our management concluded that our internal control over financial reporting was not effective as of June 30, 2012.

The following is a description of two material weaknesses in our internal control over financial reporting:

Segregation of Duties: As previously disclosed in our Annual Reports on Form 10-K for the fiscal years ended June 30, 2008, 2009, 2010, and 2011, our management identified a control deficiency during the 2008 fiscal year because we lacked sufficient staff to segregate accounting duties. We believe the control deficiency resulted primarily because we have the equivalent of one and one-half persons performing all accounting-related on-site duties. As a result, we did not maintain adequate segregation of duties within our critical financial reporting applications, the related modules and financial reporting processes. This control deficiency could result in a misstatement of balance sheet and income statement accounts in our interim or annual consolidated financial statements that would not be detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

To address and remediate the material weakness in internal control over financial reporting described above, beginning with the quarter ended September 30, 2008, we instituted a procedure whereby our Chief Executive Officer, our Chief Financial Officer and other members of our Board of Directors perform a higher level review of the quarterly and annual reports on Form 10-Q and Form 10-K prior to filing.

We believe that the step outlined above strengthens our internal control over financial reporting and mitigates the material weakness described above. As part of our 2012 assessment of internal control over financial reporting, our management has evaluated this additional control and has determined that it is operating effectively.

Inventory Valuation: As previously disclosed in our Annual Reports on Form 10-K for the fiscal years ended June 30, 2009, 2010, and 2011, we reported a material weakness with respect to the valuation of our inventories. Specifically, the amounts used to value our inventory at June 30, 2009 with respect to overhead rates and purchased items were often inconsistent with the supporting documentation, due to year-to-year changes in overhead rates and costs of purchased items that were not properly reflected in inventory valuation. Accordingly, management had determined that this control deficiency constituted a material weakness as of June 30, 2009. One audit adjustment of approximately $58,000 to our audited financial statements as of June 30, 2011 was necessary as a result of this condition.

To address and remediate the material weakness in internal control over financial reporting described above, beginning in the quarter ended September 30, 2009 and continuing through the year ended June 30, 2012, we implemented procedures to improve our inventory controls and documentation surrounding inventory valuation for overhead rates, and performed procedures to ensure that the pricing of inventory items was consistent with the supporting documentation. We believe that the step outlined above strengthens our internal control over financial reporting and mitigates the material weakness described above.

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

ITEM 9B.  OTHER INFORMATION.

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Identification of Directors and Executive Officers

Set forth below is certain information with respect to the individuals who are our directors and executive officers as of June 30, 2012.

Name	Age	Position(s) or Office(s) Held
Joseph N. Forkey	44	Chairman of the Board of Directors, Chief Executive Officer, President and Treasurer
Jack P. Dreimiller	64	Senior Vice President and Chief Financial Officer
Donald A. Major	51	Executive Vice President for Corporate Development and Director
Richard E. Forkey	72	Director, Advisor to the Chief Executive Officer
Richard B. Miles	69	Director
Joel R. Pitlor	74	Director

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

Biographies and Qualifications of Our Executive Officers and Directors. The biographies of our executive officers and directors and certain information regarding each director’s experience, attributes, skills and/or qualifications that led to the conclusion that the individual should be serving as an executive officer and/or director of our Company are as follows:

Dr. Joseph N. Forkey

Dr. Joseph N. Forkey, son of Richard E. Forkey, has served as Chairman of our Board of Directors, Chief Executive Officer, President and Treasurer since February 8, 2011. Dr. Forkey has been a director since 2006.  He served as our Executive Vice President and Chief Scientific Officer from April 2006 to February 2011 and held the position of our Chief Scientist from September 2003 to April 2006. Since joining us, he has been involved in general technical and management activities of our Company, as well as investigations of opportunities that leverage our newly developed technologies. Dr. Forkey holds B.A. degrees in Mathematics and Physics from Cornell University, and a Ph.D. in Mechanical and Aerospace Engineering from Princeton University. Prior to joining us, Dr. Forkey spent seven years at the University of Pennsylvania Medical School as a postdoctoral fellow and research staff member. Dr. Forkey is a valuable member of our Board due to his depth of scientific, operating, strategic, transactional, and senior management experience in our industry. Additionally, Dr. Forkey has held positions of increasing responsibility at our Company and holds an intimate knowledge of our Company due to his longevity in the industry and with us.

Jack P. Dreimiller

Mr. Jack P. Dreimiller has served as our Senior Vice President, Finance and Chief Financial Officer since August 15, 2008. Prior to that time, he served as our Senior Vice President, Finance and Chief Financial Officer from April 1992 until June 2005, and as an independent consultant to our Company from June 2005 to December 2005. Since June 2005, he has served as an independent consultant serving various roles as financial/accounting executive, including interim Chief Financial Officer, for a number of companies. Mr. Dreimiller is a Certified Public Accountant (inactive) and holds a BS in Business Administration from the University of Buffalo. He has over twenty-five years experience in various senior financial management positions, including audit and consulting experience with an international accounting firm, and Controller and VP Finance experience with both small firms and multi-national corporations.

Donald A. Major

Effective February 9, 2012, our Board of Directors appointed Mr. Donald A. Major as our Executive Vice President for Corporate Development, in addition to his ongoing role as a member of our Board. He has served as a member of our Board of Directors since 2005. Mr. Major is co-founder & Chief Manager of Window2Decor, LLC, a start-up e-commerce retailer of window coverings and complimentary home accent products, and has been employed as an independent consultant since October 2007, providing companies with interim management, turnaround, restructuring and reorganization services as well as sourcing services for a private equity firm. From October 2006 to May 2007, he served as Vice President of Corporate Development of Advanced Duplication Services LLC. From February 2002 to late 2008, Mr. Major served as Vice President and Treasurer of Anderson Entertainment, LLC (formerly Digital Excellence LLC), which was owned by a private equity firm and sold to Advanced Duplication Services LLC. He earned his B.A. in Accounting in 1984 from Michigan State University. He is a Certified Public Accountant (inactive) and has experience in the field of public accounting and in financial officer positions in publicly held and start-up medical device companies. Mr. Major is a valuable member of our Board due to his depth of operating, financial, accounting, management, and corporate efficiency experience.

Richard E. Forkey

Effective February 8, 2011, Mr. Richard E. Forkey resigned as Chief Executive Officer, President, and Treasurer of our Company. He had served in that position since he founded our Company in 1982. Mr. Forkey remains a director of our Company, as he has since our inception in 1982, and also holds the executive position of Advisor to the Chief Executive Officer. Mr. Forkey is a valuable member of our Board due to his depth of operating, strategic, commercial, and senior management experience in our industry and his intimate knowledge of our Company as he was our original founder and served as our Chief Executive Officer for nearly thirty years.

Richard B. Miles

Professor Richard B. Miles has been a member of the faculty at Princeton University since 1972, and serves as the Director of the Applied Physics Group in Princeton University’s Mechanical and Aerospace Engineering Department. Professor Miles is a valuable member of our Board due to his depth of scientific experience and familiarity with the field of our technologies, the academic community, and the latest developments in science and technology.

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, executive officers and persons who own more than 10% of a registered class of our securities to file reports of beneficial ownership and changes in beneficial ownership with the Securities and Exchange Commission on Forms 3 (Initial Statement of Beneficial Ownership), 4 (Statement of Changes of Beneficial Ownership of Securities) and 5 (Annual Statement of Beneficial Ownership of Securities). Officers, directors and greater than 10% beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.

Based solely upon a review of reports provided to us by our officers and directors, we believe that, during the fiscal year ended June 30, 2012, no person required to file reports under Section 16(a) of the Securities Exchange Act of 1934 failed to file such reports on a timely basis during such fiscal year.

Code of Ethics

We previously adopted a Corporate Code of Ethics and Conduct that applies to all employees, officers and directors of our Company, including our principal executive officer, principal financial officer and principal accounting officer or controller, or persons performing similar functions, a copy of which was filed as Exhibit 14.1 to our Annual Report on Form 10-K filed September 28, 2008. A copy of our Corporate Code of Ethics and Conduct can be obtained free of charge by contacting our Secretary, c/o Precision Optics Corporation, Inc., 22 East Broadway, Gardner, Massachusetts 01440.

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

Committees of the Board of Directors

The Board of Directors has the responsibility for establishing broad corporate policies and reviewing our overall performance rather than day-to-day operations. The Board's primary responsibility is to oversee management of our Company and, in so doing, serve the best interests of our Company and our stockholders.

Our Board of Directors has the ability to establish, or disband, such committees as necessary or appropriate to serve the needs of our Company. In February 2012, our Board of Directors made the determination to restructure and unanimously voted to disband its committees, including its Audit Committee. Our full Board of Directors performs all of the functions normally designated to an audit committee, compensation committee and nominating committee.

Audit Committee and Audit Committee Financial Expert

As of February 2012, the Board of Directors no longer has a separately designated audit committee. Now, the functions of the audit committee are conducted by the entire Board, whose members are named above. We do not currently have an “audit committee financial expert,” as defined in Item 407(d)(5)(ii) of Regulation S-K.

Mr. Major, whom formerly served as Chair of the Audit Committee and was determined by the Board to qualifies as an audit committee financial expert, no longer meets the criteria set forth in Item 407(d)(5) of Regulation S-K as he is employed by our Company as an executive officer and therefore is not “independent” as independence for audit committee members is defined in the NASDAQ Listing Rules. We believe that each member of our Board is financially literate and possesses sufficient experience, both professionally and by virtue of his service on our Board, to be fully capable of discharging his duties as a member of our Board performing audit committee functions. However, the Board believes that Mr. Major’s professional background and services assist the Board when additional financial expertise is warranted.

ITEM 11.  EXECUTIVE COMPENSATION.

Executive and Director Compensation

Summary Compensation

The following table sets forth all compensation for the last two completed fiscal years ended June 30, 2012 and 2011 awarded to, earned by, or paid to our Principal Executive Officer and our most highly compensated employee, referred to herein as the “Named Executive Officers.” No other executive officer earned over $100,000 in the last completed fiscal year.

Summary Compensation Table for the Fiscal Years Ended June 30, 2012 and 2011

Name and Principal Position (a)	Year June 30, (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f) (1)	All other compensation ($) (i)	Total ($) (j)
Joseph N. Forkey (2)	2012	120,000	0	(3)	180,000	0	300,000
Chairman of the Board of Directors, Chief Executive Officer, President and Treasurer	2011	120,000	0	(3)	0	0	120,000
Richard G. Cyr	2012	112,300	1,000	0	10,800	0	124,100
Optical Shop Manager	2011	114,018	500	0	0	0	114,518

(1)	Represents the aggregate grant date fair value of stock option awards granted in the respective fiscal year as computed in accordance with FASB ASC Topic 718, Compensation — Stock Compensation. The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option valuation model. A discussion of the assumptions used in calculating the amounts in this column may be found in Note 4(a) to our audited consolidated financial statements for the year ended June 30, 2012 set forth in this Annual Report on Form 10-K. These amounts do not represent the actual amounts paid to or realized by the Named Executive Officers during the fiscal year ended June 30, 2012 or 2011.

(2)	Effective February 8, 2011, Dr. Joseph N. Forkey was appointed to serve as our Chief Executive Officer and Chairman of the Board of Directors. Dr. Forkey served as our Executive Vice President and Chief Scientific Officer from April 2006 to February 2011.

(3)	Based upon a compensation arrangement approved by the Board of Directors on April 15, 2008, Dr. Forkey agreed to defer a portion of his salary. On December 3, 2010, we executed a compensation agreement where we agreed to pay Dr. Forkey $29,999, representing all deferred salary due to Dr. Forkey as of the date of the agreement. On October 14, 2011, we amended the compensation agreement to extend the deadline by which we were required to issue the shares of common stock. In return for Dr. Forkey’s consent to forgive the deferred salary owed to him by us, we issued him 10,909 shares of our restricted common stock in October 2011. The aggregate grant date fair value of the stock was reflected in the respective fiscal years it was earned by Dr. Forkey even though it was received by Dr. Forkey in FY 2012.

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

Repricing of Certain Director and Officer Option Grants

On February 9, 2012, our Board of Directors granted options to purchase common stock to our directors and officers. Following our Company’s longstanding policy and consistent with the terms of our qualified stock option plans, the options were granted with an exercise price set at the price of our common stock at the close of business on the grant date.

After the Board approved these grants, but before the market closed on February 9, 2012, a trade occurred in our common stock resulting in a closing stock price of $0.55, which was significantly lower than recent historical and subsequent market prices, and lower than originally anticipated by the Board of Directors in regards to the stock option grants.

In order to recover the original intent of the Board of Directors, each of our directors and officers to whom options were granted on February 9, 2012 agreed to cancel the options granted on that day and to accept an equal number of replacement options granted on March 2, 2012, with an exercise price of $1.20, which was the closing stock price on the replacement grant date.

As a result, on March 2, 2012, the Board granted the following options:

—	7,600 options to Richard Miles, for his service on our Board of Directors;
—	7,600 options to Joel Pitlor, for his service on our Board of Directors;
—	27,600 options to Donald A. Major, consisting of 20,000 options as compensation for services provided to us, and 7,600 options for his prior service on our Board of Directors;
—	150,000 options to Dr. Joseph N. Forkey, as compensation for services provided to us; and
—	15,000 options to Jack P. Dreimiller, as compensation for services provided to us.

Outstanding Equity Awards at Fiscal Year-End Table for the Fiscal Year Ended June 30, 2012

The following table shows grants of options outstanding on June 30, 2012, the last day of our fiscal year, to each of the Named Executive Officers named in the Summary Compensation Table.

Option Awards

Name (a)	Number of securities underlying unexercised options exercisable (#) (b)	Number of securities underlying unexercised options unexercisable (#) (c)	Option exercise price ($) (e)	Option expiration date (f)
Joseph N. Forkey	600	0	13.75	05/09/2016
	11,208	0	13.75	06/13/2015
	22,416	0	20.75	06/13/2015
	0	150,000 (1)	1.20	03/02/2022

Richard G. Cyr	10,200	0	13.75	05/09/2016
	13,333	26,667	0.27	07/14/2021

(1)	Options with an expiration date of March 2, 2022 begin to vest 25,000 shares per quarter beginning January 1, 2013.

Profit Sharing and 401(k) Plan

We have a defined contribution 401(k) profit sharing plan. Employer profit sharing and matching contributions to the plan are discretionary. No employer profit sharing contributions were made to the plan in fiscal years 2012 and 2011. No employer matching contributions were made to the plan in fiscal years 2012 and 2011.

Director Compensation

The following table sets forth cash amounts and the value of other compensation paid to our directors, but does include the compensation of Dr. Joseph N. Forkey, our Chairman of the Board of Directors, Chief Executive Officer, President and Treasurer, as his compensation is reflected in the Summary Compensation Table.

Director Compensation Table for the Fiscal Year Ended June 30, 2012

Name of Director (a)	Fees earned or paid in cash ($) (b) (1)	Stock awards ($) (c)	Option awards ($) (d) (2)	All other compensation ($) (g)	Total ($) (h)
Richard E. Forkey (3)	(1)	(5)	0	55,597 (6)	55,597 (6)
Donald A. Major (4)	5,750 (1), (7)	5,000 (8)	33,120 (9)	42,283 (10)	86,153
Richard B. Miles (11)	1,750	0	9,120	0	10,870
Joel R. Pitlor (12)	1,000	0	9,120	0	10,120

(1)	Under our director compensation plan, each director receives $250 per board or committee meeting that the director attends. We also reimburse our directors for travel expenses. As Dr. Joseph N. Forkey and Mr. Richard E. Forkey are employees, the Board determined that Dr. Forkey and Mr. Forkey would not earn any fees related to service on our Board of Directors.

(2)	Represents the aggregate grant date fair value of stock option awards granted in the respective fiscal year as computed in accordance with FASB ASC Topic 718, Compensation — Stock Compensation. The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option valuation model. A discussion of the assumptions used in calculating the amounts in this column may be found in Note 4(a) to our audited consolidated financial statements for the year ended June 30, 2012 set forth in this Annual Report on Form 10-K. These amounts do not represent the actual amounts paid to or realized by the directors during the fiscal year ended June 30, 2012.

(3)	Mr. Richard E. Forkey holds the executive position of Advisor to the Chief Executive Officer, in addition to his continued service as a member of our Board of Directors. Mr. Forkey served as our Chief Executive Officer until February 8, 2011.

(4)	Mr. Donald A. Major was appointed to serve as our Executive Vice President for Corporate Development on February 9, 2012, in addition to his continued service as a member of our Board of Directors.

(5)	Based upon a compensation arrangement approved by the Board of Directors on April 15, 2008, Mr. Forkey agreed to defer a portion of his salary. On December 3, 2010, we executed a compensation agreement where we agreed to pay Mr. Forkey $474,646, representing all deferred salary due to Mr. Forkey as of the date of the agreement. On October 14, 2011, we amended the compensation agreement to extend the deadline by which we were required to issue the shares of common stock. In return for Mr. Forkey’s consent to forgive the deferred salary owed to him by us, we issued him 172,599 shares of our restricted common stock. The aggregate grant date fair value of the stock was reflected in the respective fiscal years it was earned by Mr. Forkey, even though it was received by Mr. Forkey in FY 2012.

(6)	Mr. Forkey’s FY 2012 compensation consisted of: a) $36,488, earned as salary compensation for his services in the executive position of Advisor to the Chief Executive Officer, and b) $19,109, which represents the value of premiums for a life insurance and disability insurance policy we paid on Mr. Forkey’s behalf. On July 25, 2012, our Board of Directors approved an arrangement with Mr. Forkey, whereby a payment of $40,000 will be made to Mr. Forkey in exchange for canceling Mr. Forkey’s life insurance policy, on which we had been paying the policy premiums. Such payment will be reflected in Mr. Forkey’s FY 2013 compensation.

(7)	Mr. Major received the standard compensation set forth under our director compensation plan paid to directors of our Board of Directors for their services, and also received additional compensation of $500 per month for his services as Chair of the Audit Committee. Therefore, in total, Mr. Major received $5,750 for his services as a director and in his capacity as Chair of the Audit Committee.

(8)	Mr. Major received $5,000 in restricted stock as compensation for consulting services provided to us prior to his appointment as an executive officer of our Company in February 2012.

(9)	On March 2, 2012, we granted Mr. Major an aggregate of 27,600 options, consisting of options to purchase 7,600 shares of our common stock with an exercise price of $1.20 as prior compensation for service on our Board and options to purchase 20,000 shares of our common stock with an exercise price of $1.20 as compensation for services provided to us.

(10)	Mr. Major’s FY 2012 compensation also consisted of: a) $26,606, earned as compensation for consulting services provided to us prior to his appointment as an executive officer of our Company in February 2012, and b) $15,677, earned as salary compensation for his role as Executive Vice President for Corporate Development of our Company beginning in February 2012.

(11)	For the fiscal year ended June 30, 2012, Mr. Miles earned $1,750 for his services as a director. On March 2, 2012, we granted Mr. Miles options to purchase 7,600 shares of our common stock with an exercise price of $1.20 as prior compensation for service on our Board.

(12)	For the fiscal year ended June 30, 2012, Mr. Pitlor earned $1,000 for his services as a director. On March 2, 2012, we granted Mr. Pitlor options to purchase 7,600 shares of our common stock with an exercise price of $1.20 as prior compensation for service on our Board.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners and Management

The following tables set forth information regarding our common stock owned as of the close of business on October 4, 2012 by the following persons: (i) each person who is known by us to own beneficially more than 5% of our common stock, (ii) each of our directors who beneficially owns our common stock, (iii) each of our Named Executive Officers who beneficially own our common stock and (iv) all executive officers and directors, as a group, who beneficially own our common stock. The information on beneficial ownership in the table and footnotes thereto is based upon data furnished to us by, or on behalf of, the persons listed in the table.

We have determined beneficial ownership in accordance with the rules of the SEC. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons and entities named in the table below have sole voting and investment power with respect to all shares of common stock that they beneficially own, subject to applicable community property laws.

In computing the number of shares of common stock beneficially owned by a person and the percentage ownership of that person, we deemed outstanding shares of common stock subject to options held by that person that are currently exercisable or exercisable within 60 days after October 4, 2012. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person.

Stockholders Known by Us to Own Over 5% of Our Common Stock

	Amount of beneficial ownership (1)			Percent of
Name and Address of Beneficial Owner	Shares Owned	Shares – Rights to Acquire	Total Number	Shares Beneficially Owned (2)
Austin W. Marxe (3) c/o Special Situations Funds 527 Madison Avenue, Suite 2600 New York, NY 10022	931,113	858,661	1,789,774	36.6%
David M. Greenhouse (4) c/o Special Situations Funds 527 Madison Avenue, Suite 2600 New York, NY 10022	931,113	858,457	1,789,570	36.6%
Arnold Schumsky (5) 145 East 27th Street New York, New York 10016	120,430	89,886	210,316	5.1%
MHW Partners, L.P. (6) 150 East 52nd St. New York, New York 10022	222,223	155,557	377,780	9.0%
DAFNA Capital Management LLC (7) 10990 Wilshire Blvd. Los Angeles, CA 90024	388,889	272,223	661,112	15.4%
Alpha Capital Anstalt (8) 150 Central Park South New York, New York 10019	277,778	194,445	472,223	11.2%

(1)	Represents shares with respect to which each beneficial owner listed has or will have, upon acquisition of such shares upon exercise or conversion of options, warrants, conversion privileges or other rights exercisable within sixty days, sole voting and investment power. Amounts listed have been adjusted to reflect a 1-for-25 reverse split, effective December 11, 2008. For the purposes of this table, we have not assumed the limitations on exercise set forth in certain warrants, which limit the number of shares of common stock that the holder, together with all other shares of common stock beneficially owned by such person, does not exceed 4.999% of the total outstanding shares of common stock.

(2)	As of October 4, 2012, there were 4,029,134 shares of our common stock issued and outstanding. Percentages are calculated on the basis of the amount of issued and outstanding common stock plus, for each person or group, any securities that such person or group has the right to acquire within 60 days pursuant to options, warrants, conversion privileges or other rights.

(3)

We relied, in part, on a Schedule 13D/A jointly filed with the SEC on October 9, 2012 by Austin W. Marxe and David M. Greenhouse for this information.

Messrs. Marxe and Greenhouse are the controlling principals of AWM Investment Company, Inc., the general partner of and investment adviser to Special Situations Cayman Fund, L.P. AWM Investment Company also serves as the general partner of MGP Advisers Limited Partnership, the general partner of Special Situations Fund III QP, L.P. Messrs. Marxe and Greenhouse are also members of MG Advisers L.L.C., the general partner of Special Situations Private Equity Fund, L.P. AWM Investment Company serves as the investment adviser to Special Situations Fund III QP and Special Situations Private Equity Fund.

Special Situations Cayman Fund owns 1 share of common stock. Special Situations Fund III QP owns 771,112 shares of common stock, 3,630,000 warrants to purchase 572,979 shares of common stock plus warrants to purchase an additional 70,139 shares of common stock as a result of an anti-dilution feature in the warrants. Special Situations Private Equity Fund owns 160,000 shares of common stock, 3,630,000 warrants to purchase 145,200 shares of common stock plus warrants to purchase an additional 70,139 shares of common stock as a result of an anti-dilution feature in the warrants. Messrs. Marxe and Greenhouse share the power to vote and direct the disposition of all shares of common stock owned by Special Situations Cayman Fund, Special Situations Fund III QP, and Special Situations Private Equity Fund.

Messrs. Marxe and Greenhouse are deemed to beneficially own a total of 931,113 shares of common stock, 7,260,000 warrants to purchase 718,179 shares of common stock plus warrants to purchase an additional 140,278 shares of common stock as a result of an anti-dilution feature in the warrants. However, the aggregate number of shares of common stock into which 427,779 warrants of the total warrants held by Special Situations Fund III QP are exercisable, and which Messrs. Marxe and Greenhouse have the right to acquire beneficial ownership, is limited to the number of shares of common stock that, together with all other shares of common stock beneficially owned by Messrs. Marxe and Greenhouse, does not exceed 4.999% of the total outstanding shares of common stock. Accordingly, 427,779 warrants are not currently exercisable into common stock until the actual shares of common stock held by Messrs. Marxe and Greenhouse is less than 4.999% of the total outstanding shares of common stock. Special Situations Fund III QP may waive this 4.999% restriction with 61 days notice to us.

Mr. Marxe additionally holds an additional 204 shares of common stock that may be acquired by Mr. Marxe as an individual upon the exercise of outstanding stock options.

(4)

We relied, in part, on a Schedule 13D/A jointly filed with the SEC on October 9, 2012 by Austin W. Marxe and David M. Greenhouse for this information.

Messrs. Marxe and Greenhouse are the controlling principals of AWM Investment Company, Inc., the general partner of and investment adviser to Special Situations Cayman Fund, L.P. AWM Investment Company also serves as the general partner of MGP Advisers Limited Partnership, the general partner of Special Situations Fund III QP, L.P. Messrs. Marxe and Greenhouse are also members of MG Advisers L.L.C., the general partner of Special Situations Private Equity Fund, L.P. AWM Investment Company serves as the investment adviser to Special Situations Fund III QP and Special Situations Private Equity Fund.

Special Situations Cayman Fund owns 1 share of common stock. Special Situations Fund III QP owns 771,112 shares of common stock, 3,630,000 warrants to purchase 572,979 shares of common stock plus warrants to purchase an additional 70,139 shares of common stock as a result of an anti-dilution feature in the warrants. Special Situations Private Equity Fund owns 160,000 shares of common stock, 3,630,000 warrants to purchase 145,200 shares of common stock plus warrants to purchase an additional 70,139 shares of common stock as a result of an anti-dilution feature in the warrants. Messrs. Marxe and Greenhouse share the power to vote and direct the disposition of all shares of common stock owned by Special Situations Cayman Fund, Special Situations Fund III QP, and Special Situations Private Equity Fund.

Messrs. Marxe and Greenhouse are deemed to beneficially own a total of 931,113 shares of common stock, 7,260,000 warrants to purchase 718,179 shares of common stock plus warrants to purchase an additional 140,278 shares of common stock as a result of an anti-dilution feature in the warrants. However, the aggregate number of shares of common stock into which 427,779 warrants of the total warrants held by Special Situations Fund III QP are exercisable, and which Messrs. Marxe and Greenhouse have the right to acquire beneficial ownership, is limited to the number of shares of common stock that, together with all other shares of common stock beneficially owned by Messrs. Marxe and Greenhouse, does not exceed 4.999% of the total outstanding shares of common stock. Accordingly, 427,779 warrants are not currently exercisable into common stock until the actual shares of common stock held by Messrs. Marxe and Greenhouse is less than 4.999% of the total outstanding shares of common stock. Special Situations Fund III QP may waive this 4.999% restriction with 61 days notice to us.

(5)	We relied, in part, on a Schedule 13D filed with the SEC on June 6, 2007 by Arnold Schumsky for this information. Mr. Schumsky beneficially owns a total of 210,316 shares of common stock. His ownership consists of (i) 120,430 shares of common stock owned of record by Mr. Schumsky, and (ii) 89,886 shares that may be acquired upon the exercise of outstanding warrants which are immediately exercisable. However, the aggregate number of shares of common stock into which 58,334 warrants of the total warrants held by Mr. Schumsky are exercisable, and which Mr. Schumsky has the right to acquire beneficial ownership, is limited to the number of shares of common stock that, together with all other shares of common stock beneficially owned by Mr. Schumsky, does not exceed 4.999% of the total outstanding shares of common stock. Accordingly, 58,334 warrants are not currently exercisable into common stock until the actual shares of common stock held by Mr. Schumsky is less than 4.999% of the total outstanding shares of common stock. Mr. Schumsky may waive this 4.999% restriction with 61 days notice to us.

(6)	MHW Partners, L.P. beneficially owns 222,223 shares of common stock, and 155,557 shares that may be acquired upon the exercise of outstanding warrants. However, the aggregate number of shares of common stock into which such warrants are exercisable, and which MHW Partners, L.P. has the right to acquire beneficial ownership, is limited to the number of shares of common stock that, together with all other shares of common stock beneficially owned by MHW Partners, L.P., does not exceed 4.999% of the total outstanding shares of common stock. Accordingly, such warrants are not currently exercisable into common stock until the actual shares of common stock held by MHW Partners, L.P. is less than 4.999% of the total outstanding shares of common stock. MHW Partners, L.P. may waive this 4.999% restriction with 61 days notice to us. Peter Woodward is the managing member and general partner of MHW Partners, L.P. and in such capacity, Mr. Woodward holds the power to vote and direct the disposition of all shares of common stock owned by MHW Partners, L.P.

(7)	DAFNA Capital Management beneficially owns 388,889 shares of common stock, in the aggregate. DAFNA Capital Management holds common stock purchase warrants exercisable into 272,223 shares of common stock, in the aggregate. DAFNA LifeScience Market Neutral, Ltd. owns 77,778 shares of common stock and 54,445 shares that be acquired upon the exercise of outstanding warrants. DAFNA LifeScience Select, Ltd. owns 200,000 shares of common stock and 140,000 shares that be acquired upon the exercise of outstanding warrants. DAFNA LifeScience, Ltd. owns 111,111 shares of common stock and 77,778 shares that be acquired upon the exercise of outstanding warrants. However, the aggregate number of shares of common stock into which such warrants are exercisable, and which DAFNA Capital Management has the right to acquire beneficial ownership, is limited to the number of shares of common stock that, together with all other shares of common stock beneficially owned by DAFNA Capital Management, does not exceed 4.999% of the total outstanding shares of common stock. Accordingly, such warrants are not currently exercisable into common stock until the actual shares of common stock held by DAFNA Capital Management is less than 4.999% of the total outstanding shares of common stock. DAFNA LifeScience Market Neutral, Ltd., DAFNA LifeScience Select, Ltd., and DAFNA LifeScience, Ltd. may waive this 4.999% restriction with 61 days notice to us. Nathan Fischel, in his capacity as managing member of DAFNA Capital Management, may be deemed to beneficially own the securities owned by DAFNA LifeScience Market Neutral, DAFNA LifeScience Select, and DAFNA LifeScience.

(8)	Alpha Capital Anstalt beneficially owns 277,778 shares of common stock and 194,445 shares that may be acquired upon the exercise of outstanding warrants. However, the aggregate number of shares of common stock into which such warrants are exercisable, and which Alpha Capital Anstalt has the right to acquire beneficial ownership, is limited to the number of shares of common stock that, together with all other shares of common stock beneficially owned by Alpha Capital Anstalt, does not exceed 4.999% of the total outstanding shares of common stock. Accordingly, such warrants are not currently exercisable into common stock until the actual shares of common stock held by Alpha Capital Anstalt is less than 4.999% of the total outstanding shares of common stock. Alpha Capital Anstalt may waive this 4.999% restriction with 61 days notice to us.

Officers and Directors

		Amount of beneficial ownership (2)			Percent of
Name and address of beneficial owner (1)	Nature of beneficial ownership	Shares Owned	Shares – Rights to Acquire	Total Number	Shares Beneficially Owned(3)
Joseph N. Forkey (4)	Chairman of the Board of Directors, Chief Executive Officer, President and Treasurer	33,620	49,781	83,401	2.0%
Jack P. Dreimiller (5)	Senior Vice President and Chief Financial Officer	583	5,000	5,583	*
Donald A. Major (6)	Executive Vice President for Corporate Development and Director	35,778	44,445	80,223	2.0%
Richard E. Forkey (7)	Advisor to the Chief Executive Officer and Director	212,993	49,333	262,326	6.4%
Richard B. Miles (8)	Director	15,112	17,379	32,491	*
Joel R. Pitlor (9)	Director	195,395	9,978	205,373	5.1%
Richard Cyr (10)	Optical Shop Manager	0	23,533	23,533	*
All directors and executive officers as a group (7 persons)		493,481	199,449	692,930	16.4%

_________________

* Percentage of shares beneficially owned does not exceed one percent of issued and outstanding shares of stock.

(1)	Unless otherwise stated, the address of each beneficial owners listed on the table is c/o Precision Optics Corporation, Inc., 22 East Broadway, Gardner, MA 01440.

(2)	Represents shares with respect to which each beneficial owner listed has or will have, upon acquisition of such shares upon exercise or conversion of options, warrants, conversion privileges or other rights exercisable within sixty days, sole voting and investment power. Amounts listed have been adjusted to reflect a 1-for-25 reverse split, effective December 11, 2008.

(3)	As of October 4, 2012, we had 4,029,134 shares of our common stock issued and outstanding. Percentages are calculated on the basis of the amount of issued and outstanding common stock plus, for each person or group, any securities that such person or group has the right to acquire within 60 days pursuant to options, warrants, conversion privileges or other rights.

(4)	Dr. Forkey is Chairman of our Board of Directors and serves as our Chief Executive Officer, President and Treasurer. Dr. Forkey beneficially owns 49,781 shares of common stock which may be acquired within 60 days of October 4, 2012 upon the exercise of outstanding stock options and warrants. Dr. Forkey also beneficially owns 33,620 shares of common stock through joint ownership with his wife, Heather C. Forkey, with whom he shares voting and dispositive control.

(5)	Mr. Dreimiller is our Senior Vice President and Chief Financial Officer. Mr. Dreimiller beneficially owns 583 shares of common stock and 5,000 shares of common stock which may be acquired within 60 days of October 4, 2012 upon the exercise of outstanding stock options.

(6)	Mr. Major is our Executive Vice President for Corporate Development and a member of our Board of Directors. Mr. Major beneficially owns 35,778 shares of common stock and 44,445 shares of common stock which may be acquired within 60 days of October 4, 2012 upon the exercise of outstanding stock options and warrants.

(7)	Mr. Forkey holds the executive position of Advisor to the Chief Executive Officer and is a member of our Board of Directors. He also served as our Chief Executive Officer until February 8, 2011. Mr. Forkey beneficially owns 212,993 shares of common stock and 49,333 shares of common stock which may be acquired within 60 days of October 4, 2012 upon the exercise of outstanding stock options and warrants.

(8)	Mr. Miles is a member of our Board of Directors. Mr. Miles beneficially owns 15,112 shares of common stock and 17,379 shares of common stock which may be acquired within 60 days of October 4, 2012 upon the exercise of outstanding stock options.

(9)	Mr. Pitlor is a member of our Board of Directors. Mr. Pitlor beneficially owns 195,395 shares of common stock, and 9,978 shares which may be acquired within 60 days of October 4, 2012 upon the exercise of outstanding stock options.

(10)	Mr. Cyr is our Optical Shop Manager and is considered a “named executive officer” as defined in Item 402(a)(3) of Regulation S-K for the purposes of this report. Mr. Cyr beneficially owns 23,533 shares of common stock which may be acquired within 60 days of October 4, 2012 upon the exercise of outstanding stock options.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Certain Relationships and Related Transactions

We lease our facility in Gardner, Massachusetts from Equity Assets, Inc., a company wholly-owned by Mr. Richard E. Forkey, our current director and former President, Chief Executive Officer, and Treasurer. We are currently a tenant-at-will, paying rent of $9,000 per month, or an aggregate of $108,000 per year, for each of fiscal years 2012 and 2011.

On September 28, 2012, we closed on agreements with investors for the sale and purchase of units consisting of an aggregate of (i) 2,777,795 shares of our common stock, and (ii) warrants to purchase an aggregate of 1,944,475 shares of common stock, at a per unit price of $0.90. Each unit consisted of one share of common stock and 70% warrant coverage. The warrants have an exercise price of $1.25 per share, subject to adjustment and a call provision if certain market price targets are reached, will expire five years from September 28, 2012, and are exercisable in whole or in part, at any time prior to expiration. We received $2.5 million in gross proceeds from the offering. Certain of our directors and officers participated in the offering and purchased a total aggregate amount of approximately $80,000 of units in the offering.

Director Independence

During the fiscal year ended June 30, 2012, the Board of Directors has made the determination that Mr. Richard B. Miles and Mr. Joel R. Pitlor are “independent” as defined under the standards of independence set forth in the NASDAQ Listing Rules and the rules under the Securities Exchange Act of 1934.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

Independent Registered Public Accounting Firm Fees

Our principal and sole independent registered public accounting firm for the fiscal years ending June 30, 2012 and 2011 is Stowe & Degon LLC (“Stowe”). The following table presents fees for professional audit services and other services rendered by Stowe, for the fiscal years ended June 30, 2012 and 2011:

	2012	2011
Audit Fees (1)	$72,000	$72,750
Audit-Related Fees (2)	–	–
Total Audit and Audit-Related Fees	72,000	72,750
Tax Fees (3)	14,135	7,750
All Other Fees (4)	–	–
Total Fees	$86,135	$80,500

(1)	Audit fees for fiscal 2012 are comprised of fees for professional services performed for the audit of our annual financial statements and review of our quarterly financial statements of $72,000, including direct out-of-pocket expenses in the amount of $1,500. Audit fees for fiscal 2011 are comprised of fees for professional services performed for the audit of our annual financial statements and review of our quarterly financial statements of $72,750, including direct out-of-pocket expenses in the amount of $1,750.

(2)	Audit-related fees are comprised of fees for assurance and related attestation services that are reasonably related to the performance of the audit of our annual financial statements or the review thereof and fees for due diligence services.

(3)	Tax fees for fiscal 2012 and 2011 by Stowe are comprised of fees for professional services performed with respect to corporate tax compliance, tax planning and tax advice.

(4)	We did not incur any other fees during fiscal 2012 or 2011 for products and services provided by Stowe other than those disclosed above.

Pre-Approval Policies

Under the direction of our Chief Executive Officer, our Board of Directors pre-approves all services provided by our independent registered public accounting firm. 100% of the above services and fees were reviewed and approved by the Board of Directors either before or after the respective services were rendered. The Board of Directors has considered the nature and amount of fees billed by Stowe and believes that the provision of services for activities unrelated to the audit is compatible with maintaining the firm’s independence.

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

a.             The following documents are filed as part of this 10-K:

1.             FINANCIAL STATEMENTS

The following documents are filed in Part II, Item 8 of this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at June 30, 2012 and 2011

Consolidated Statements of Operations for the years ended June 30, 2012 and 2011

Consolidated Statements of Stockholders’ Equity for the years ended June 30, 2012 and 2011

Consolidated Statements of Cash Flows for the years ended June 30, 2012 and 2011

Notes to Consolidated Financial Statements

2.             FINANCIAL STATEMENT SCHEDULES

All financial statement schedules have been omitted as they are not required, not applicable, or the required information is otherwise included.

3.             EXHIBITS

The exhibits listed below are filed with or incorporated by reference in this report.

Exhibit	Description

2.1	Asset Purchase Agreement between the Company and Optometrics Corporation, dated January 18, 2008 (included as Exhibit 2.1 to the Form 8-K filed January 25, 2008 and incorporated herein by reference).

3.1	Articles of Organization of Precision Optics Corporation, Inc., as amended (included as Exhibit 3.1 to the Form SB-2 filed March 16, 2007 and incorporated herein by reference).

3.2	Bylaws of Precision Optics Corporation, Inc. (included as Exhibit 3.2 to the Form S-1 filed December 18, 2008 and incorporated herein by reference).

3.3	Articles of Amendment to the Articles of Organization of Precision Optics Corporation, Inc., dated November 25, 2008 and effective December 11, 2008 (included as Exhibit 3.1 to the Form 8-K filed December 11, 2008 and incorporated herein by reference).

4.1	Registration Rights Agreement by and among the Company and each investor named therein, dated March 17, 2000 (included as Exhibit 4.4 to the Form S-3 filed April 28, 2000 and incorporated herein by reference).

4.2	Registration Rights Agreement, dated June 30, 1998 by and among the Company, Special Situations Private Equity Fund, L.P. and Special Situations Technology Fund, L.P. (included as Exhibit 4.9 to the Form 10-KSB filed September 29, 1998 and incorporated herein by reference).

4.3	Registration Rights Agreement by and among the Company, Special Situations Cayman Fund, L.P., Special Situations Fund III, L.P., Special Situations Private Equity Fund, L.P. and Special Situations Technology Fund, L.P., dated August 5, 1999 (included as Exhibit 4.7 to the Form 10-KSB filed September 28, 1999 and incorporated herein by reference).

4.4	Registration Rights Agreement by and among the Company and each investor named therein, dated February 1, 2007 (included as Exhibit 4.1 to the Form 8-K filed February 2, 2007 and incorporated herein by reference).

4.5	Form of Warrant to Purchase Shares of Common Stock (included as Exhibit 4.2 to the Form 8-K filed February 2, 2007 and incorporated herein by reference).

4.6	Registration Rights Agreement by and among the Company and each investor named therein, dated June 25, 2008 (included as Exhibit 4.1 to the Form 8-K filed June 27, 2008 and incorporated herein by reference).

4.7	Form of Warrant to Purchase Shares of Common Stock, dated June 25, 2008 (included as Exhibit 4.2 to the Form 8-K filed June 27, 2008 and incorporated herein by reference).

4.8	Form of 10% Senior Secured Convertible Note, dated June 25, 2008 (included as Exhibit 4.3 to the Form 8-K filed June 27, 2008 and incorporated herein by reference).

4.9	Form of Warrant to Purchase Shares of Common Stock, dated September 28, 2012 (included as Exhibit 4.1 to the Form 8-K filed October 2, 2012 and incorporated herein by reference).

4.10	Registration Rights Agreement by and among the Company and each investor named therein, dated September 28, 2012 (included as Exhibit 4.2 to the Form 8-K filed October 2, 2012 and incorporated herein by reference).

4.11	Warrant to Purchase Shares of Common Stock issued to Loewen, Ondaatje, McCutcheon USA LTD, dated September 28, 2012 (included as Exhibit 4.3 to the Form 8-K filed October 2, 2012 and incorporated herein by reference).

10.1	Precision Optics Corporation, Inc. 1997 Incentive Plan, as amended and restated (included as Exhibit 10.1 to the Form 10-QSB filed November 13, 2003 and incorporated herein by reference).

10.2	Securities Purchase Agreement by and among the Company and each purchaser named therein, dated March 13, 2000 (included as Exhibit 2.1 to the Form S-3 filed April 28, 2000 and incorporated herein by reference).

10.3	Form of Securities Purchase Agreement between the Company and investors (included as Exhibit 10.1 to the Form 8-K filed April 19, 2006 and incorporated herein by reference).

10.4	Precision Optics Corporation, Inc. 2006 Equity Incentive Plan (included as Exhibit 99.1 to the Form 8-K filed December 4, 2006 and incorporated herein by reference).

10.5	Purchase Agreement by and among the Company and each investor named therein, dated February 1, 2007 (included as Exhibit 10.1 to the Form 8-K filed February 2, 2007 and incorporated herein by reference).

10.6	Form of Incentive Stock Option Certificate (included as Exhibit 10.1 to the Form 10-QSB filed February 14, 2007 and incorporated herein by reference).

10.7	Form of Nonstatutory Stock Option Certificate (included as Exhibit 10.2 to the Form 10-QSB filed February 14, 2007 and incorporated herein by reference).

10.8	Purchase Agreement by and among the Company and each investor named therein, dated June 25, 2008 (included as Exhibit 10.1 to the Form 8-K filed June 27, 2008 and incorporated herein by reference).

10.9	Pledge and Security Agreement by and among the Company and each investor named therein, dated June 25, 2008 (included as Exhibit 10.2 to the Form 8-K filed June 27, 2008 and incorporated herein by reference).

10.10	Consulting Agreement between the Company and Jack P. Dreimiller, dated August 15, 2008 (included as Exhibit 10.1 to the Form 8-K filed August 18, 2008 and incorporated herein by reference).

10.11	Side Letter Agreement between the Company and the investors signatory to the Purchase Agreement, dated November 25, 2008 (included as Exhibit 10.1 to the Form 8-K filed December 11, 2008 and incorporated herein by reference).

10.12	Side Letter Agreement between the Company and the holders signatory to the 10% Senior Secured Convertible Note, dated December 11, 2008 (included as Exhibit 10.15 to the Form S-1 filed December 18, 2008 and incorporated herein by reference).

10.13	Side Letter Agreement between the Company and the holders signatory to the 10% Senior Secured Convertible Note, dated April 2, 2009 (included as Exhibit 10.16 to the Form S-1/A filed April 6, 2009 and incorporated herein by reference).

10.14	Compensation Agreement with Richard E. Forkey, dated December 3, 2010 (filed as Exhibit 10.11 to the Form 8-K filed December 6, 2010 and incorporated herein by reference).

10.15	Compensation Agreement with Joseph N. Forkey, dated December 3, 2010 (filed as Exhibit 10.12 to the Form 8-K filed December 6, 2010 and incorporated herein by reference).

10.16	Compensation Agreement with Joel R. Pitlor, dated December 3, 2010 (filed as Exhibit 10.13 to the Form 8-K filed December 6, 2010 and incorporated herein by reference).

10.17	Asset Purchase Agreement between the Company and Intuitive Surgical Operations, Inc., dated July 27, 2011 (included as Exhibit 10.1 to the Form 8-K filed August 3, 2011 and incorporated herein by reference).

10.18	Amendment to Pledge and Security Agreement by and among the Company and each investor named therein, dated July 27, 2011 (included as Exhibit 10.2 to the Form 8-K filed August 3, 2011 and incorporated herein by reference).

10.19	Demand Note in the amount of $10,000, dated July 13, 2011, issued by the Company to Dr. Joseph N. Forkey (filed as Exhibit 10.22 to the Form 10-K filed September 28, 2011, and incorporated herein by reference.)

10.20	Precision Optics Corporation, Inc. 2011 Equity Incentive Plan, dated October 13, 2011 (included as Exhibit 10.2 to Form S-8 filed October 14, 2011, and incorporated herein by reference.)

10.21	Precision Optics Corporation, Inc. 2011 Deferred Compensation Plan, dated October 13, 2011 (included as Exhibit 10.3 to Form S-8 filed October 14, 2011, and incorporated herein by reference.)

10.22	Side Letter Agreement to the Compensation Agreement with Richard E. Forkey, dated October 14, 2011 (included as Exhibit 10.4 to the Form 8-K filed October 19, 2011 and incorporated herein by reference).

10.23	Side Letter Agreement to the Compensation Agreement with Joseph N. Forkey, dated October 14, 2011 (included as Exhibit 10.5 to the Form 8-K filed October 19, 2011 and incorporated herein by reference).

10.24	Side Letter Agreement to the Compensation Agreement with Joel N. Pitlor, dated October 14, 2011 (included as Exhibit 10.6 to the Form 8-K filed October 19, 2011 and incorporated herein by reference).

10.25	Endorsement to 10% Senior Secured Convertible Note by the Company, dated October 31, 2011, and accepted by Special Situations Private Equity Fund, L.P. (included as Exhibit 10.2 to the Form 8-K filed November 3, 2011 and incorporated herein by reference).

10.26	Endorsement to 10% Senior Secured Convertible Note by the Company, dated October 31, 2011, and accepted by Special Situations Fund III QP, L.P. (included as Exhibit 10.3 to the Form 8-K filed November 3, 2011 and incorporated herein by reference).

10.27	Endorsement to 10% Senior Secured Convertible Note by the Company, dated July 31, 2012, and accepted by Arnold Schumsky (filed herewith).

10.28	Endorsement to 10% Senior Secured Convertible Note by the Company, dated August 31, 2012, and accepted by Arnold Schumsky (filed herewith).

10.29	Notice of Repayment of 10% Senior Secured Convertible Note in Full by the Company, dated September 28, 2012, and accepted by Arnold Schumsky (filed herewith).

10.30	Purchase Agreement by and among the Company and each investor named therein, dated September 28, 2012 (included as Exhibit 10.1 to the Form 8-K filed October 2, 2012 and incorporated herein by reference).

14.1	Precision Optics Corporation, Inc. Corporate Code of Ethics and Conduct (included as Exhibit 14.1 to the Form 10-K filed September 28, 2008 and incorporated herein by reference).

21.1	Subsidiaries of the Registrant (included as Exhibit 21.1 to the Form 10-K filed September 26, 2008 and incorporated herein by reference).

23.1	Consent of Independent Registered Public Accounting Firm (filed herewith).

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Pursuant to Rule 405(a)(2) of Regulation S-T, the Company will furnish the XBRL Interactive Data Files with detailed footnote tagging as Exhibit 101 in an amendment to this Form 10-K within the permitted 30-day grace period for the period in which detailed footnote tagging is required after the filing date of this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRECISION OPTICS CORPORATION, INC.

Date: October 15, 2012	By:	/s/ Joseph N. Forkey
Joseph N. Forkey President and Chief Executive Officer
(Principal Executive Officer)

Date: October 15, 2012	By:	/s/ Jack P. Dreimiller
Jack P. Dreimiller Senior Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Joseph N. Forkey Joseph N. Forkey	Chairman of the Board, Chief Executive Officer, President, and Treasurer (Principal Executive Officer)	October 15, 2012

/s/ Jack P. Dreimiller Jack P. Dreimiller	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	October 15, 2012

/s/ Donald A. Major	Executive Vice President for Corporate Development and Director	October 15, 2012
Donald A. Major
/s/ Richard E. Forkey	Director	October 15, 2012
Richard E. Forkey
/s/ Richard B. Miles	Director	October 15, 2012
Richard B. Miles
/s/ Joel R. Pitlor	Director	October 15, 2012
Joel R. Pitlor

