Form 10-K/A
period 2012-06-30
PRECISION OPTICS Corp INC
filed 2012-10-26
CIK 867840

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Amendment No. 1 to

FORM 10-K

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

The number of shares of outstanding common stock of the registrant as of October 22, 2012 was 4,029,134.

DOCUMENTS INCORPORATED BY REFERENCE:  None.

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 to Precision Optics Corporation, Inc.’s Annual Report on Form 10-K for the fiscal year ended June 30, 2012 (the “Form 10-K”) is to furnish the interactive data files as required by Rule 405 of Regulation S-T. Exhibit 101 to this Amendment No. 1 provides the following materials from the Form 10-K formatted in XBRL (eXtensible Business Reporting Language) with detailed footnote tagging: (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) consolidated statements of stockholders’ equity, (iv) consolidated statements of cash flows, and (v) notes to consolidated financial statements. This Amendment is an exhibit-only filing.

Except as set forth above, no other changes have been made to the Form 10-K, and this Amendment No. 1 does not amend, update or change any other items or disclosure found in the Form 10-K. Further, this Amendment No. 1 does not reflect subsequent events occurring after the original filing date of the Form 10-K or modify or update in any way disclosures made in the Form 10-K.

2

Item 6. Exhibits

Exhibit
Number	Description

101.INS*	XBRL Instance Document
101.SCH*	XBRL Schema Document
101.CAL*	XBRL Calculation Linkbase Document
101.DEF*	XBRL Definition Linkbase Document
101.LAB*	XBRL Label Linkbase Document
101.PRE*	XBRL Presentation Linkbase Document

* Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

3

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRECISION OPTICS CORPORATION, INC.

Date: October 26, 2012	By:	/s/ Joseph N. Forkey
Joseph N. Forkey President and Chief Executive Officer
(Principal Executive Officer)

Date: October 26, 2012	By:	/s/ Jack P. Dreimiller
Jack P. Dreimiller Senior Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

4