Form 10-Q
period 2012-09-30
PRECISION OPTICS Corp INC
filed 2012-11-14
CIK 867840

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

The number of shares outstanding of the issuer’s common stock, par value $0.01 per share, at November 14, 2012 was 4,029,134 shares.

PRECISION OPTICS CORPORATION, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30, 2012	June 30, 2012
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$2,337,694	$145,923
Accounts Receivable, net	298,621	341,900
Inventories, net	659,603	682,900
Prepaid Expenses	51,501	33,719
Total Current Assets	3,347,419	1,204,442
PROPERTY AND EQUIPMENT
Machinery and Equipment	2,355,968	2,355,968
Leasehold Improvements	553,596	553,596
Furniture and Fixtures	148,303	148,303
Vehicles	19,674	19,674
	3,077,541	3,077,541

Less: Accumulated Depreciation	(3,040,668)	(3,035,584)
Net Property and Equipment	36,873	41,957

TOTAL ASSETS	$3,384,292	$1,246,399
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
10% Senior Secured Convertible Notes	$–	$51,250
Accounts Payable	691,428	410,316
Customer Advances	3,500	6,387
Accrued Employee Compensation	193,732	171,205
Accrued Professional Services	70,567	62,000
Accrued Warranty Expense	25,000	25,000
Other Accrued Liabilities	–	912
Total Current Liabilities	984,227	727,070
STOCKHOLDERS’ EQUITY (DEFICIT)
Common Stock, $0.01 par value - Authorized - 50,000,000 shares; Issued and Outstanding – 4,029,134 shares at September 30, 2012 and 1,251,339 shares at June 30, 2012	40,291	12,513
Additional Paid-in Capital	41,220,267	39,009,215
Accumulated Deficit	(38,860,493)	(38,502,399)
Total Stockholders’ Equity (Deficit)	2,400,065	519,329

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$3,384,292	$1,246,399

The accompanying notes are an integral part of these consolidated interim financial statements.

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED

SEPTEMBER 30, 2012 AND 2011

(UNAUDITED)

	Three Months Ended September 30,
	2012	2011
Revenues	$563,398	$504,749

Cost of Goods Sold	433,925	365,455

Gross Profit	129,473	139,294

Research and Development Expenses, net	207,291	151,190

Selling, General and Administrative Expenses	280,964	253,356

Gain on Sale of Assets	(1,938)	(2,050)

Total Operating Expenses	486,317	402,496

Operating Loss	(356,844)	(263,202)

Gain on Sale of Patents	–	2,276,286

Interest Income	–	357

Interest Expense	(1,250)	(15,000)

Net Income (Loss)	$(358,094)	$1,998,441

Income (Loss) Per Share:
Basic	$(0.27)	$2.06
Diluted	$(0.27)	$1.15

Weighted Average Common Shares Outstanding:
Basic	1,341,919	971,013
Diluted	1,341,919	1,749,339

The accompanying notes are an integral part of these consolidated interim financial statements.

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED

SEPTEMBER 30, 2012 AND 2011

(UNAUDITED)

	Three Months Ended September 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$(358,094)	$1,998,441
Adjustments to Reconcile Net Loss to Net Cash Used In Operating Activities -
Depreciation and Amortization	5,084	7,937
Gain on Sale of Patents	–	(2,276,286)
Gain on Sale of Assets	(1,938)	(2,050)
Stock-based Compensation Expense	10,508	12,000
Non-cash Interest Expense	1,250	15,000
Changes in Operating Assets and Liabilities -
Accounts Receivable, net	43,279	(83,345)
Inventories	23,297	4,584
Prepaid Expenses	(17,782)	(45,481)
Accounts Payable	38,975	(232,474)
Customer Advances	(2,887)	(16,513)
Accrued Expenses	30,182	(76,393)
Net Cash Used In Operating Activities	(228,126)	(694,580)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net Proceeds from Sale of Patents	–	2,463,171
Additional Patent Costs	–	(1,724)
Proceeds from Sale of Assets	1,938	2,050
Net Cash Provided By Investing Activities	1,938	2,463,497

CASH FLOWS FROM FINANCING ACTIVITIES:
Gross Proceeds from September 2012 Private Placement of Common Stock and Warrants	2,500,015	–
Private Placement Expenses Incurred and Paid as of September 30, 2012	(29,556)	–
Payment of principal and interest on 10% Senior Convertible Notes	(52,500)	–
Net Cash Provided by Financing Activities	2,417,959	–

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,191,771	1,768,917
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	145,923	19,556

CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,337,694	$1,788,473

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash Paid for Income Taxes	$912	$912
SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Private Placement Expenses Incurred But Not Yet Paid as of September 30, 2012	$242,137	$–

The accompanying notes are an integral part of these consolidated interim financial statements.

PRECISION OPTICS CORPORATION, INC.

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Operations

The accompanying consolidated financial statements include the accounts of Precision Optics Corporation, Inc. and its wholly-owned subsidiaries (the “Company”). All significant intercompany accounts and transactions have been eliminated in consolidation.

These consolidated financial statements have been prepared by the Company, without audit, and reflect normal recurring adjustments which, in the opinion of management, are necessary for a fair statement of the results of the first quarter of the Company’s fiscal year 2013. These consolidated financial statements do not include all disclosures associated with annual consolidated financial statements and, accordingly, should be read in conjunction with footnotes contained in the Company’s consolidated financial statements for the year ended June 30, 2012 together with the Report of Independent Registered Public Accounting Firm filed under cover of the Company’s 2012 Annual Report on Form 10-K, filed with the Securities and Exchange Commission on October 15, 2012 and amended on October 26, 2012 to furnish Exhibit 101 to the Form 10-K, which contains the XBRL (eXtensible Business Reporting Language) Interactive Data File for the financial statements and notes included thereto.

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

Income (Loss) Per Share

Basic income (loss) per share is computed by dividing net income or net loss by the weighted average number of shares of common stock outstanding during the period. Diluted income (loss) per share is computed by dividing net income or net loss (adjusted by adding back interest expense on senior convertible notes) by the weighted average number of shares of common stock outstanding during the period, plus the number of potentially dilutive securities outstanding during the period such as stock options and warrants, shares issuable upon conversion of senior convertible notes and shares issuable to satisfy deferred compensation and consulting obligations. For the three months ended September 30, 2012, the effect of such securities was antidilutive and not included in the diluted calculation because of the net loss generated in that period.

The following is the calculation of income (loss) per share for the three months ended September 30, 2012 and 2011:

	Three Months Ended September 30,
	2012	2011

Net Income (Loss) – Basic	$(358,094)	$1,998,441
Interest Expense on Senior Convertible Notes	–	15,000
Net Income (Loss) – Diluted	$(358,094)	$2,013,441

Basic Weighted Average Shares Outstanding	1,341,919	971,013
Potentially Dilutive Securities	–	778,326
Diluted Weighted Average Shares Outstanding	1,341,919	1,749,339

Income (Loss) Per Share
Basic	$(0.27)	$2.06
Diluted	$(0.27)	$1.15

The number of shares issuable upon the exercise of outstanding stock options and warrants that were excluded from the computation as their effect was antidilutive was approximately 3,106,000 and 1,112,000 for the three months ended September 30, 2012 and 2011, respectively.

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

2.	INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

	September 30, 2012	June 30, 2012
Raw Materials	$269,878	$277,392
Work-In-Progress	295,056	289,748
Finished Goods	94,669	115,760
Total Inventories	$659,603	$682,900

3.	10% SENIOR SECURED CONVERTIBLE NOTES

The 10% Senior Secured Convertible Notes (the “Notes”) consist of the following:

	September 30, 2012	June 30, 2012
10% Senior Secured Convertible Notes issued on June 25, 2008, convertible into common stock at $1.25 per share, bearing interest at 10% per annum. Outstanding principal and accrued interest due at maturity, September 30, 2012	$–	$50,000
Accrued interest—10% coupon due on September 30, 2012	–	1,250

	$–	$51,250

On September 28, 2012, the Company repaid Mr. Schumsky the outstanding and accrued interest of $2,500 due under his Note and such payment satisfied its obligations in regards to the accrued interest due on the Note in full. On that same date, Mr. Schumsky presented the outstanding principal balance of the Note to the Company and agreed to exchange the $50,000 principal balance of his Note for participation in the Company’s September 2012 financing transaction (as described in further detail in Note 5, Sale of Stock) and was issued units consisting of 55,555 shares of common stock and 38,889 warrants upon the same terms as the units sold in the September 2012 financing transaction. Accordingly, the Note held by Mr. Schumsky has been satisfied in full and the obligations thereunder have been terminated.

4.	STOCK-BASED COMPENSATION

Stock-based compensation costs recognized during the quarters ended September 30, 2012 and 2011 amounted to $10,508 and $12,000, respectively, and the costs were included in the accompanying consolidated statements of operations in: selling, general and administrative expenses (2012 - $8,050; 2011 - $7,500), cost of goods sold (2012 - $1,908; 2011 - $4,500), and research & development expenses (2012 - $550, 2011 - $0). No stock-based compensation has been capitalized because such amounts would have been immaterial.

There were no stock option grants or cancellations during the quarter ended September 30, 2012.

As of September 30, 2012, the unrecognized compensation costs related to options vesting of $218,458 will be recognized over a period of approximately 1.75 years.

Information related to the stock options outstanding as of September 30, 2012 is as follows:

Range of Exercise Prices	Number of Shares	Weighted-Average Remaining Contractual Life (years)	Weighted-Average Exercise Price	Exercisable Number of Shares	Exercisable Weighted-Average Exercise Price
$1.20	207,800	9.42	$1.20	32,800	$1.20
$0.55	51,000	9.37	0.55	20,334	0.55
$0.27	40,000	8.79	0.27	20,000	0.27
$1.35	1,200	7.15	1.35	1,200	1.35
$1.25	1,200	6.16	1.25	1,200	1.25
$6.25	1,600	4.16	6.25	1,600	6.25
$7.75	1,200	5.16	7.75	1,200	7.75
$11.50	800	3.16	11.50	800	11.50
$13.75	50,427	3.61	13.75	50,427	13.75
$20.75	37,360	2.71	20.75	37,360	20.75
$0.27–$20.75	392,587	7.90	$4.56	166,921	$9.32

The aggregate intrinsic value of the Company’s “in-the-money” outstanding and exercisable options as of September 30, 2012 was $47,600 and $21,734, respectively.

5.	SALE OF STOCK

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

In conjunction with the offering, the Company also entered into a registration rights agreement dated September 28, 2012 with the Investors, whereby it is obligated to file a registration statement with the Securities and Exchange Commission (the “SEC”) on or before thirty calendar days after September 28, 2012 to register the resale by the Investors of the 2,777,795 shares of the common stock purchased in the offering, and the 1,944,475 shares of common stock underlying the warrants purchased in the offering. If a registration statement covering the securities is not filed with the SEC prior to the 30th day filing deadline (the “Filing Deadline”), the Company will have to pay an amount equal to 1.0% of the aggregate amount invested by each Investor each month as liquidated damages, subject to certain conditions. The Company is also obligated to use all commercially reasonable efforts to have the registration statement declared effective by the SEC within 60 days after the registration statement is filed, or 90 days if the Company receives comments on the registration statement from the SEC. If there is not an effective registration statement in place by the 60th day after the Filing Deadline, or the 90th day after the Filing Deadline if the Company receives comments from the SEC, the Company will have to pay an amount equal to 1.0% of the aggregate amount invested by each Investor each month as liquidated damages, subject to certain conditions. The Company filed the registration statement with the SEC on October 26, 2012, prior to the Filing Deadline.

In conjunction with the offering, certain anti-dilution provisions of the warrants issued in conjunction with the June 25, 2008 financing transaction were triggered. As a result, the number of existing June 25, 2008 warrants increased from 318,621 to 469,831 and the related exercise price of the warrants decreased from $1.74 per share to $1.18 per share. The June 25, 2008 warrants expire on June 25, 2015.

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

6.	SALE OF ASSETS

During the quarter ended September 30, 2012 and 2011, respectively, the Company sold equipment that was previously written off for proceeds totaling $1,938 and $2,050, respectively, and recorded a gain of $1,938 and $2,050, respectively, which is included within operating expenses in the accompanying consolidated statements of operations.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and notes to those statements included elsewhere in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 and our audited consolidated financial statements for the year ended June 30, 2012 included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on October 15, 2012 and amended on October 26, 2012 to furnish Exhibit 101 to the Form 10-K, which contains the XBRL (eXtensible Business Reporting Language) Interactive Data File for the financial statements and notes included thereto.

This Quarterly Report on Form 10-Q contains forward-looking statements. When used in this report, the words “expects,” “anticipates,” “suggests,” “believes,” “intends,” “estimates,” “plans,” “projects,” “continue,” “ongoing,” “potential,” “expect,” “predict,” “believe,” “intend,” “may,” “will,” “should,” “could,” “would” and similar expressions are intended to identify forward-looking statements. You should not place undue reliance on these forward-looking statements.  Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including the risks described in this report, the risks described in our Annual Report on Form 10-K for the year ended June 30, 2012 and other reports we file with the Securities and Exchange Commission.  Although we believe the expectations reflected in the forward-looking statements are reasonable, they relate only to events as of the date on which the statements are made.  We do not intend to update any of the forward-looking statements after the date of this report to conform these statements to actual results or to changes in our expectations, except as required by law.

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

Critical Accounting Policies and Estimates

General

This management’s discussion and analysis of financial condition and results of operations are based upon our unaudited consolidated financial statements, which have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

There have been no significant changes in our critical accounting policies as disclosed in the Notes to our Financial Statements contained in our Annual Report on Form 10-K for the year ended June 30, 2012 filed with the Securities and Exchange Commission on October 15, 2012 and amended on October 26, 2012 to furnish Exhibit 101 to the Form 10-K, which contains the XBRL (eXtensible Business Reporting Language) Interactive Data File for the financial statements and notes included thereto.

Results of Operations

Our total revenues for the quarter ended September 30, 2012, the first quarter of our fiscal year 2013, were $563,398, as compared to $504,749 for the same period in the prior year, an increase of $58,649, or 11.6%. The increase in revenues for the quarter ended September 30, 2012 was primarily due to higher unit volume sales of the advanced surgical visualization system used in spinal surgery, including deliveries of a new extension of the product line, partially offset by lower sales of micro optics, endoscopes and endocouplers.

Revenues from our largest customers, as a percentage of our total revenues, for the quarters ended September 30, 2012 and 2011, were as follows:

	2012	2011
Customer A	54%	14%
Customer B	21	32
All Others	25	54
	100%	100%

No other customer accounted for more than 10% of our revenues during those quarters.

Gross profit for the quarter ended September 30, 2012 was $129,473, as compared to $139,294 for the same period in the prior year, which reflects a decrease of $9,821. Gross profit for the quarter ended September 30, 2012 as a percentage of our revenues was 23.0%, a decrease from the gross profit percentage of 27.6% for the same period in the prior year. The decrease in our gross profit percentage was due primarily to higher consulting expenses, less favorable product mix and certain nonrecurring manufacturing startup expenses related to the introduction of new products in the quarter ended September 30, 2012 compared to the same period in the prior year. Our quarterly gross profit and gross profit percentage depend on a number of factors, including overall sales volume and mix of products sold among others, and therefore vary from quarter to quarter.

Research and development expenses were $207,291 for the quarter ended September 30, 2012, compared to $151,190 for the same period in the prior year, an increase of $56,101, or 37.1%. The increase in the quarter ended September 30, 2012 compared to same period in the prior year was primarily due to higher labor and materials costs incurred on product development activities. Quarterly research and development expenses depend on our assessment of new product opportunities and available resources. Research and development expenses were net of reimbursement of related costs of $17,252 and $15,378 during the quarters ended September 30, 2012 and 2011, respectively.

Selling, general and administrative expenses were $280,964 for the quarter ended September 30, 2012, compared to $253,356 for the same period in the prior year, an increase of $27,608, or 10.9%. The increase in the quarter ended September 30, 2012 compared to the same period in the prior year was primarily due to higher consulting and insurance expenses.

The gain on sale of patents of $2,276,286 reflected in the quarter ended September 30, 2011 represents the gain on the sale of certain intellectual property to Intuitive Surgical Operations, Inc. in July 2011.

No income tax provision was recorded in the first quarter of fiscal year 2012 because of the availability of loss carryforwards to offset taxable income in fiscal year 2012.

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

In conjunction with the offering, we also entered into a registration rights agreement dated September 28, 2012 with the Investors, whereby we are obligated to file a registration statement with the Securities and Exchange Commission (the “SEC”) on or before thirty calendar days after September 28, 2012 to register the resale by the Investors of the 2,777,795 shares of the common stock purchased in the offering, and the 1,944,475 shares of common stock underlying the warrants purchased in the offering. If a registration statement covering the securities is not filed with the SEC prior to the 30th day filing deadline (the “Filing Deadline”), we will have to pay an amount equal to 1.0% of the aggregate amount invested by each Investor each month as liquidated damages, subject to certain conditions. We are also obligated to use all commercially reasonable efforts to have the registration statement declared effective by the SEC within 60 days after the registration statement is filed, or 90 days if we receive comments on the registration statement from the SEC. If there is not an effective registration statement in place by the 60th day after the Filing Deadline, or the 90th day after the Filing Deadline if we receive comments from the SEC, we will have to pay an amount equal to 1.0% of the aggregate amount invested by each Investor each month as liquidated damages, subject to certain conditions. We filed the registration statement with the SEC on October 26, 2012, prior to the Filing Deadline.

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

During the quarter ended September 30, 2012, we incurred a net loss from operations of $356,844 and used cash in operating activities of $228,126. As of September 30, 2012, cash and cash equivalents were $2,337,694, accounts receivable were $298,621, and current liabilities were $984,227.

Capital equipment expenditures during the first quarter of fiscal year 2013 and fiscal year 2012 were $0. Future capital equipment expenditures will be dependent upon future sales and success of on-going research and development efforts.

Contractual cash commitments for the fiscal years subsequent to September 30, 2012 are summarized as follows:

	2013	2014	Thereafter	Total
Operating Leases	$28,914	$9,176	$2,134	$40,224

We have contractual cash commitments related to open purchase orders for fiscal year 2013 of approximately $119,000.

Trends and Uncertainties That May Affect Future Results

During fiscal year 2010 after implementing a number of changes to reduce cash usage and increase sales and profitability, our cash flow was positive for the first time in many years. In fiscal year 2011, the major focus of our senior management shifted to finding a long-term solution to our obligations under the 10% Senior Secured Convertible Notes which initially became due just before the beginning of fiscal year 2011. While we continued to work during fiscal year 2011 to advance product development and sales and marketing efforts, the requirement to find a solution for the Notes while simultaneously continuing operations of our Company with limited capital resources resulted in an overall reduction in sales volume and delay of business plans. With the consummation of an asset purchase agreement with Intuitive Surgical in July 2011, we received sufficient cash to retire the Notes, and to provide working capital for our Company. On September 28, 2012, we received $2.5 million in connection with the private placement of stock and warrants, which we anticipate will be used for working capital purposes and for the development of new products.

For the quarter ended September 30, 2012, revenues from our largest customer were 54% of total sales. This percentage increase resulted in part from a significant increase in sales to this customer compared to the quarter ended September 30, 2011. The concentration of sales to certain significant customers may fluctuate depending on factors such as the magnitude and the timing of receipt and fulfillment of customer orders, and may vary significantly from quarter to quarter.

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

Item 4. Controls and Procedures.

Management’s Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and our Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures, including internal control over financial reporting, were not effective, as of September 30, 2012, to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended (i) is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are intended to be designed to provide reasonable assurance that such information is accumulated and communicated to our management. Based on this evaluation, our management concluded that our internal control over financial reporting was not effective as of September 30, 2012.

The following is a description of two material weaknesses in our internal control over financial reporting:

Segregation of Duties: As previously disclosed in our annual reports on Form 10-K for the fiscal years ended June 30, 2008, 2009, 2010, 2011, and 2012, our management identified a control deficiency during the 2008 fiscal year because we lacked sufficient staff to segregate accounting duties. We believe the control deficiency resulted primarily because we have the equivalent of one and one-half persons performing all accounting-related on-site duties. As a result, we did not maintain adequate segregation of duties within our critical financial reporting applications, the related modules and financial reporting processes. This control deficiency could result in a misstatement of balance sheet and income statement accounts in our interim or annual consolidated financial statements that would not be detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

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

We believe that the step outlined above strengthens our internal control over financial reporting and mitigates the material weakness described above. As part of our assessment of internal control over financial reporting for the quarter ended September 30, 2012, our management has evaluated this additional control and has determined that it is operating effectively.

Inventory Valuation: As previously disclosed in our annual reports on Form 10-K for the fiscal years ended June 30, 2009, 2010, 2011 and 2012, we reported a material weakness with respect to the valuation of our inventories. Specifically, the amounts used to value our inventory at June 30, 2009 with respect to overhead rates and purchased items were often inconsistent with the supporting documentation, due to year-to-year changes in overhead rates and costs of purchased items that were not properly reflected in inventory valuation. Accordingly, management had determined that this control deficiency constituted a material weakness as of June 30, 2009. One audit adjustment of approximately $58,000 to our audited financial statements as of June 30, 2011 was necessary as a result of this condition.

To address and remediate the material weakness in internal control over financial reporting described above, beginning in the quarter ended September 30, 2009 and continuing through the quarter ended September 30, 2012, we implemented procedures to improve our inventory controls and documentation surrounding inventory valuation for overhead rates, and performed procedures to ensure that the pricing of inventory items was consistent with the supporting documentation. We believe that the step outlined above strengthens our internal control over financial reporting and mitigates the material weakness described above.

We intend to continue to remediate material weaknesses and enhance our internal controls but cannot guarantee that our efforts will result in remediation of our material weaknesses or that new issues will not be exposed in this process.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2012, which is covered by this quarterly report on Form 10-Q, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

There have been no material changes from the risk factors previously disclosed in our annual report on Form 10-K for the fiscal year ended June 30, 2012, as filed with the Securities and Exchange Commission on October 15, 2012 and amended on October 26, 2012 to furnish Exhibit 101 to the Form 10-K, which contains the XBRL (eXtensible Business Reporting Language) Interactive Data File for the financial statements and notes included thereto.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

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

Certain of our directors and officers participated in the offering on the same terms as the other investors and purchased a total aggregate amount of approximately $80,000 of units in the offering, in such amounts as follows:

Name of Purchaser	Company Affiliation	Securities Purchased in Offering		Unit Price	Subscription Amount
		Shares of Common Stock	Warrants
Forkey, Richard E.	Director	27,778	19,445	$0.90	$25,000.20
Joseph N. Forkey and Heather C. Forkey JTTEN	Chairman of the Board, Chief Executive Officer, President, and Treasurer	22,223	15,557	$0.90	$20,000.70
Major, Donald A.	Executive Vice President for Corporate Development and Director	27,778	19,445	$0.90	$25,000.20
Miles, Richard	Director	11,112	7,779	$0.90	$10,000.80

In addition to the payment of certain cash fees upon the closing of the September 2012 offering, on September 28, 2012, we also issued a warrant to Loewen, Ondaatje, McCutcheon USA LTD, our exclusive placement agent for the offering. The warrant to purchase up to 194,446 shares of common stock was issued as part of its compensation and on similar terms to the warrants issued in the offering, except that the placement agent warrant has an exercise price of $0.95 per share.

On May 8, 2012, we issued Arnold Schumsky a warrant to purchase an aggregate of 5,000 shares of common stock in exchange for Mr. Schumsky’s agreement to further amend his remaining 10% Senior Secured Convertible Note to extend the “Stated Maturity Date” of the principal amount of the Note to July 31, 2012 and to modify the Note such that all accrued and unpaid interest on the Note up to and including March 31, 2012 shall be due on or before April 13, 2012. The warrants have an exercise price of $1.20 per share and a term of three years.

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

Item 3. Defaults Upon Senior Securities.

As of September 30, 2012, we are not in default with respect to any indebtedness.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit	Description

2.1	Asset Purchase Agreement between the Company and Optometrics Corporation, dated January 18, 2008 (included as Exhibit 2.1 to the Form 8-K filed January 25, 2008 and incorporated herein by reference).

3.1	Articles of Organization of Precision Optics Corporation, Inc., as amended (included as Exhibit 3.1 to the Form SB-2 filed March 16, 2007 and incorporated herein by reference).

3.2	Bylaws of Precision Optics Corporation, Inc. (included as Exhibit 3.2 to the Form S-1 filed December 18, 2008 and incorporated herein by reference).

3.3	Articles of Amendment to the Articles of Organization of Precision Optics Corporation, Inc., dated November 25, 2008 and effective December 11, 2008 (included as Exhibit 3.1 to the Form 8-K filed December 11, 2008 and incorporated herein by reference).

4.1	Registration Rights Agreement by and among the Company and each investor named therein, dated March 17, 2000 (included as Exhibit 4.4 to the Form S-3 filed April 28, 2000 and incorporated herein by reference).

4.2	Registration Rights Agreement, dated June 30, 1998 by and among the Company, Special Situations Private Equity Fund, L.P. and Special Situations Technology Fund, L.P. (included as Exhibit 4.9 to the Form 10-KSB filed September 29, 1998 and incorporated herein by reference).

4.3	Registration Rights Agreement by and among the Company, Special Situations Cayman Fund, L.P., Special Situations Fund III, L.P., Special Situations Private Equity Fund, L.P. and Special Situations Technology Fund, L.P., dated August 5, 1999 (included as Exhibit 4.7 to the Form 10-KSB filed September 28, 1999 and incorporated herein by reference).

4.4	Registration Rights Agreement by and among the Company and each investor named therein, dated February 1, 2007 (included as Exhibit 4.1 to the Form 8-K filed February 2, 2007 and incorporated herein by reference).

4.5	Form of Warrant to Purchase Shares of Common Stock (included as Exhibit 4.2 to the Form 8-K filed February 2, 2007 and incorporated herein by reference).

4.6	Registration Rights Agreement by and among the Company and each investor named therein, dated June 25, 2008 (included as Exhibit 4.1 to the Form 8-K filed June 27, 2008 and incorporated herein by reference).

4.7	Form of Warrant to Purchase Shares of Common Stock, dated June 25, 2008 (included as Exhibit 4.2 to the Form 8-K filed June 27, 2008 and incorporated herein by reference).

4.8	Form of 10% Senior Secured Convertible Note, dated June 25, 2008 (included as Exhibit 4.3 to the Form 8-K filed June 27, 2008 and incorporated herein by reference).

4.9	Form of Warrant to Purchase Shares of Common Stock, dated September 28, 2012 (included as Exhibit 4.1 to the Form 8-K filed October 2, 2012 and incorporated herein by reference).

4.10	Registration Rights Agreement by and among the Company and each investor named therein, dated September 28, 2012 (included as Exhibit 4.2 to the Form 8-K filed October 2, 2012 and incorporated herein by reference).

4.11	Warrant to Purchase Shares of Common Stock issued to Loewen, Ondaatje, McCutcheon USA LTD, dated September 28, 2012 (included as Exhibit 4.3 to the Form 8-K filed October 2, 2012 and incorporated herein by reference).

10.1	Precision Optics Corporation, Inc. 1997 Incentive Plan, as amended and restated (included as Exhibit 10.1 to the Form 10-QSB filed November 13, 2003 and incorporated herein by reference).

10.2	Securities Purchase Agreement by and among the Company and each purchaser named therein, dated March 13, 2000 (included as Exhibit 2.1 to the Form S-3 filed April 28, 2000 and incorporated herein by reference).

10.3	Form of Securities Purchase Agreement between the Company and investors (included as Exhibit 10.1 to the Form 8-K filed April 19, 2006 and incorporated herein by reference).

10.4	Precision Optics Corporation, Inc. 2006 Equity Incentive Plan (included as Exhibit 99.1 to the Form 8-K filed December 4, 2006 and incorporated herein by reference).

10.5	Purchase Agreement by and among the Company and each investor named therein, dated February 1, 2007 (included as Exhibit 10.1 to the Form 8-K filed February 2, 2007 and incorporated herein by reference).

10.6	Form of Incentive Stock Option Certificate (included as Exhibit 10.1 to the Form 10-QSB filed February 14, 2007 and incorporated herein by reference).

10.7	Form of Nonstatutory Stock Option Certificate (included as Exhibit 10.2 to the Form 10-QSB filed February 14, 2007 and incorporated herein by reference).

10.8	Purchase Agreement by and among the Company and each investor named therein, dated June 25, 2008 (included as Exhibit 10.1 to the Form 8-K filed June 27, 2008 and incorporated herein by reference).

10.9	Pledge and Security Agreement by and among the Company and each investor named therein, dated June 25, 2008 (included as Exhibit 10.2 to the Form 8-K filed June 27, 2008 and incorporated herein by reference).

10.10	Consulting Agreement between the Company and Jack P. Dreimiller, dated August 15, 2008 (included as Exhibit 10.1 to the Form 8-K filed August 18, 2008 and incorporated herein by reference).

10.11	Side Letter Agreement between the Company and the investors signatory to the Purchase Agreement, dated November 25, 2008 (included as Exhibit 10.1 to the Form 8-K filed December 11, 2008 and incorporated herein by reference).

10.12	Side Letter Agreement between the Company and the holders signatory to the 10% Senior Secured Convertible Note, dated December 11, 2008 (included as Exhibit 10.15 to the Form S-1 filed December 18, 2008 and incorporated herein by reference).

10.13	Side Letter Agreement between the Company and the holders signatory to the 10% Senior Secured Convertible Note, dated April 2, 2009 (included as Exhibit 10.16 to the Form S-1/A filed April 6, 2009 and incorporated herein by reference).

10.14	Compensation Agreement with Richard E. Forkey, dated December 3, 2010 (included as Exhibit 10.11 to the Form 8-K filed December 6, 2010 and incorporated herein by reference).

10.15	Compensation Agreement with Joseph N. Forkey, dated December 3, 2010 (included as Exhibit 10.12 to the Form 8-K filed December 6, 2010 and incorporated herein by reference).

10.16	Compensation Agreement with Joel R. Pitlor, dated December 3, 2010 (included as Exhibit 10.13 to the Form 8-K filed December 6, 2010 and incorporated herein by reference).

10.17	Asset Purchase Agreement between the Company and Intuitive Surgical Operations, Inc., dated July 27, 2011 (included as Exhibit 10.1 to the Form 8-K filed August 3, 2011 and incorporated herein by reference).

10.18	Amendment to Pledge and Security Agreement by and among the Company and each investor named therein, dated July 27, 2011 (included as Exhibit 10.2 to the Form 8-K filed August 3, 2011 and incorporated herein by reference).

10.19	Demand Note in the amount of $10,000, dated July 13, 2011, issued by the Company to Dr. Joseph N. Forkey (included as Exhibit 10.22 to the Form 10-K filed September 28, 2011, and incorporated herein by reference.)

10.20	Precision Optics Corporation, Inc. 2011 Equity Incentive Plan, dated October 13, 2011 (included as Exhibit 10.2 to Form S-8 filed October 14, 2011, and incorporated herein by reference.)

10.21	Precision Optics Corporation, Inc. 2011 Deferred Compensation Plan, dated October 13, 2011 (included as Exhibit 10.3 to Form S-8 filed October 14, 2011, and incorporated herein by reference.)

10.22	Side Letter Agreement to the Compensation Agreement with Richard E. Forkey, dated October 14, 2011 (included as Exhibit 10.4 to the Form 8-K filed October 19, 2011 and incorporated herein by reference).

10.23	Side Letter Agreement to the Compensation Agreement with Joseph N. Forkey, dated October 14, 2011 (included as Exhibit 10.5 to the Form 8-K filed October 19, 2011 and incorporated herein by reference).

10.24	Side Letter Agreement to the Compensation Agreement with Joel N. Pitlor, dated October 14, 2011 (included as Exhibit 10.6 to the Form 8-K filed October 19, 2011 and incorporated herein by reference).

10.25	Endorsement to 10% Senior Secured Convertible Note by the Company, dated October 31, 2011, and accepted by Special Situations Private Equity Fund, L.P. (included as Exhibit 10.2 to the Form 8-K filed November 3, 2011 and incorporated herein by reference).

10.26	Endorsement to 10% Senior Secured Convertible Note by the Company, dated October 31, 2011, and accepted by Special Situations Fund III QP, L.P. (included as Exhibit 10.3 to the Form 8-K filed November 3, 2011 and incorporated herein by reference).

10.27	Endorsement to 10% Senior Secured Convertible Note by the Company, dated July 31, 2012, and accepted by Arnold Schumsky (included as Exhibit 10.27 to the Form 10-K filed October 15, 2012, and incorporated herein by reference.)

10.28	Endorsement to 10% Senior Secured Convertible Note by the Company, dated August 31, 2012, and accepted by Arnold Schumsky (included as Exhibit 10.28 to the Form 10-K filed October 15, 2012, and incorporated herein by reference.)

10.29	Notice of Repayment of 10% Senior Secured Convertible Note in Full by the Company, dated September 28, 2012, and accepted by Arnold Schumsky (included as Exhibit 10.29 to the Form 10-K filed October 15, 2012, and incorporated herein by reference.)

10.30	Purchase Agreement by and among the Company and each investor named therein, dated September 28, 2012 (included as Exhibit 10.1 to the Form 8-K filed October 2, 2012 and incorporated herein by reference).

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101.INS	XBRL Instance Document (filed herewith).
101.SCH	XBRL Taxonomy Extension Schema (filed herewith).
101.CAL	XBRL Taxonomy Extension Calculation Linkbase (filed herewith).
101.DEF	XBRL Taxonomy Extension Definition Linkbase (filed herewith).
101.LAB	XBRL Taxonomy Extension Label Linkbase (filed herewith).
101.PRE	XBRL Taxonomy Extension Presentation Linkbase (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRECISION OPTICS CORPORATION, INC.

Date: November 14, 2012	By:	/s/ Joseph N. Forkey
Joseph N. Forkey
Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2012	By:	/s/ Jack P. Dreimiller
Jack P. Dreimiller
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

