Form 10-Q
period 2012-12-31
PRECISION OPTICS Corp INC
filed 2013-02-14
CIK 867840

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

or

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

The number of shares outstanding of the issuer’s common stock, par value $0.01 per share, at February 11, 2013 was 4,079,134 shares.

PRECISION OPTICS CORPORATION, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	December 31, 2012	June 30, 2012
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$1,635,422	$145,923
Accounts Receivable, net	224,382	341,900
Inventories, net	692,139	682,900
Prepaid Expenses	90,152	33,719
Total Current Assets	2,642,095	1,204,442
PROPERTY AND EQUIPMENT
Machinery and Equipment	2,359,518	2,355,968
Leasehold Improvements	553,596	553,596
Furniture and Fixtures	148,303	148,303
Vehicles	19,674	19,674
	3,081,091	3,077,541

Less: Accumulated Depreciation	(3,046,019)	(3,035,584)
Net Property and Equipment	35,072	41,957

TOTAL ASSETS	$2,677,167	$1,246,399
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
10% Senior Secured Convertible Notes	$–	$51,250
Accounts Payable	252,320	410,316
Customer Advances	26,783	6,387
Accrued Employee Compensation	159,698	171,205
Accrued Professional Services	58,620	62,000
Accrued Claims for Liquidated Damages	629,000	-
Accrued Warranty Expense	25,000	25,000
Other Accrued Liabilities	8,860	912
Total Current Liabilities	1,160,281	727,070
STOCKHOLDERS’ EQUITY
Common Stock, $0.01 par value - Authorized - 50,000,000 shares; Issued and Outstanding – 4,079,134 shares at December 31, 2012 and 1,251,339 shares at June 30, 2012	40,791	12,513
Additional Paid-in Capital	41,243,072	39,009,215
Accumulated Deficit	(39,766,977)	(38,502,399)
Total Stockholders’ Equity	1,516,886	519,329

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,677,167	$1,246,399

The accompanying notes are an integral part of these consolidated interim financial statements.

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED

DECEMBER 31, 2012 AND 2011

(UNAUDITED)

	Three Months Ended December 31,		Six Months Ended December 31,
	2012	2011	2012	2011
Revenues	$498,667	$493,774	$1,062,065	$998,523

Cost of Goods Sold	418,329	382,454	852,254	747,909

Gross Profit	80,338	111,320	209,811	250,614

Research and Development Expenses, net	166,661	149,044	373,952	300,234

Selling, General and Administrative Expenses	268,916	274,718	549,880	528,074

Gain on Sale of Assets	(1,764)	(99)	(3,702)	(2,149)

Total Operating Expenses	433,813	423,663	920,130	826,159

Operating Loss	(353,475)	(312,343)	(710,319)	(575,545)

Gain on Sale of Patents	-	-	-	2,276,286

Non-cash Provision for Claims for Liquidated Damages	(629,000)	-	(629,000)	-

Other Income	76,149	176	76,149	533

Interest Expense	(158)	(12,708)	(1,408)	(27,708)

Net Income (Loss)	$(906,484)	$(324,875)	$(1,264,578)	$1,673,566

Income (Loss) Per Share:
Basic	$(0.22)	$(0.27)	$(0.47)	$1.55
Diluted	$(0.22)	$(0.27)	$(0.47)	$1.47

Weighted Average Common Shares Outstanding:
Basic	4,035,656	1,191,138	2,688,788	1,081,075
Diluted	4,035,656	1,191,138	2,688,788	1,160,355

The accompanying notes are an integral part of these consolidated interim financial statements.

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE AND SIX MONTHS ENDED

DECEMBER 31, 2012 AND 2011

(UNAUDITED)

	Six Months Ended December 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$(1,264,578)	$1,673,566
Adjustments to Reconcile Net Loss to Net Cash Used In Operating Activities -
Depreciation and Amortization	10,435	13,081
Gain on Sale of Patents	-	(2,276,286)
Gain on Sale of Assets	(3,702)	(2,149)
Gain on Settlement of Accounts Payable	(76,149)	-
Stock-based Compensation Expense	21,016	17,900
Non-cash Provision for Settlement of Claims for Liquidated Damages	629,000	-
Non-cash Interest Expense	1,250	27,708
Changes in Operating Assets and Liabilities -
Accounts Receivable, net	117,518	(14,087)
Inventories	(9,239)	43,888
Prepaid Expenses	(56,433)	(10,560)
Accounts Payable	(96,243)	(327,136)
Customer Advances	20,396	(7,713)
Accrued Expenses	(6,939)	(93,666)
Net Cash Used In Operating Activities	(713,668)	(955,454)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net Proceeds from Sale of Patents	-	2,463,171
Purchases of Property and Equipment	(3,550)	-
Additional Patent Costs	-	2,149
Proceeds from Sale of Assets	3,702	(1,724)
Net Cash Provided By Investing Activities	152	2,463,596

CASH FLOWS FROM FINANCING ACTIVITIES:
Gross Proceeds from September 2012 Private Placement of Common Stock and Warrants	2,500,015	-
Private Placement Expenses Incurred and Paid as of December 31, 2012	(294,500)	-
Proceeds From Exercise of Warrants to Purchase Common Stock (50,000 Shares)	50,000	-
Payment of Principal and Interest on 10% Senior Convertible Notes	(52,500)	(740,972)
Net Cash Provided by Financing Activities	2,203,015	(740,972)

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,489,499	767,170
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	145,923	19,556

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,635,422	$786,726

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash Paid for Income Taxes	$912	$912

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Private Placement Expenses Incurred but not yet Paid as of December 31, 2012	$14,396	$-
Issuance of Common Stock to Satisfy Deferred Compensation Obligations (245,326 shares)	$-	$674,645

The accompanying notes are an integral part of these consolidated interim financial statements.

PRECISION OPTICS CORPORATION, INC.

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Operations

The accompanying consolidated financial statements include the accounts of Precision Optics Corporation, Inc. and its wholly-owned subsidiaries (the “Company”). All significant intercompany accounts and transactions have been eliminated in consolidation.

These consolidated financial statements have been prepared by the Company, without audit, and reflect normal recurring adjustments which, in the opinion of management, are necessary for a fair statement of the results of the second quarter of the Company’s fiscal year 2013. These consolidated financial statements do not include all disclosures associated with annual consolidated financial statements and, accordingly, should be read in conjunction with footnotes contained in the Company’s consolidated financial statements for the year ended June 30, 2012 together with the Report of Independent Registered Public Accounting Firm filed under cover of the Company’s 2012 Annual Report on Form 10-K, filed with the Securities and Exchange Commission on October 15, 2012 and amended on October 26, 2012 to furnish Exhibit 101 to the Form 10-K, which contains the XBRL (eXtensible Business Reporting Language) Interactive Data File for the financial statements and notes included thereto.

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

Income (Loss) Per Share

Basic income (loss) per share is computed by dividing net income or net loss by the weighted average number of shares of common stock outstanding during the period. Diluted income (loss) per share is computed by dividing net income or net loss (adjusted by adding back interest expense on the Company’s 10% Senior Secured Convertible Notes issued on June 25, 2008) by the weighted average number of shares of common stock outstanding during the period, plus the number of potentially dilutive securities outstanding during the period such as stock options and warrants and shares issuable upon conversion of the 10% Senior Secured Convertible Notes. For the three months ended December 31, 2012 and 2011 and for the six months ended December 31, 2012, the effect of such securities was antidilutive and not included in the diluted calculation because of the net loss generated in those periods.

The following is the calculation of income (loss) per share for the three and six months ended December 31, 2012 and 2011:

	Three Months Ended December 31		Six Months Ended December 31
	2012	2011	2012	2011

Net Income (Loss) – Basic	$(906,484)	$(324,875)	$(1,264,578)	$1,673,566
Interest Expense on Senior Convertible Notes	-	-	-	27,708
Net Income (Loss) – Diluted	$(906,484)	$(324,875)	$(1,264,578)	$1,701,274

Basic Weighted Average Shares Outstanding	4,035,656	1,191,138	2,688,788	1,081,075
Potentially Dilutive Securities	-	-	-	79,280
Diluted Weighted Average Shares Outstanding	4,035,656	1,191,138	2,688,788	1,160,355

Income (Loss) Per Share
Basic	$(0.22)	$(0.27)	$(0.47)	$1.55
Diluted	$(0.22)	$(0.27)	$(0.47)	$1.47

The number of shares issuable upon the exercise of outstanding stock options and warrants that were excluded from the computation as their effect was antidilutive was approximately 3,056,000 and 1,150,000 for the three months ended December 31, 2012 and 2011, respectively, and approximately 3,056,000 and 1,012,000 for the six months ended December 31, 2012 and 2011, respectively.

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

2.	INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

	December 31, 2012	June 30, 2012
Raw Materials	$321,320	$277,392
Work-In-Progress	283,654	289,748
Finished Goods	87,165	115,760
Total Inventories	$692,139	$682,900

3.	10% SENIOR SECURED CONVERTIBLE NOTES

On June 25, 2008, the Company entered into a purchase agreement, as amended on December 11, 2008, with institutional and other accredited investors (the “Investors”) pursuant to which it sold a total of $600,000 of 10% Senior Secured Convertible Notes (the “Notes”). The Company repaid the outstanding principal and accrued interest respectively owed to Special Situations Fund III QP, L.P. and Special Situations Private Equity Fund, L.P. on December 15, 2011, and repaid the outstanding obligations owed to Mr. Arnold Schumsky under his Note on September 28, 2012. As of September 28, 2012, the Notes held by the Investors have been satisfied in full and the obligations thereunder have been terminated.

The Notes consisted of the following:

	December 31, 2012	June 30, 2012
10% Senior Secured Convertible Notes issued on June 25, 2008, convertible into common stock at $1.25 per share, bearing interest at 10% per annum. Outstanding principal and accrued interest were due at maturity, September 30, 2012	$–	$50,000
Accrued interest—10% coupon due on September 30, 2012	–	1,250
	$–	$51,250

4.	STOCK-BASED COMPENSATION

Stock-based compensation costs recognized during the quarters ended December 31, 2012 and 2011 amounted to $10,508 and $13,400, respectively, and the costs were included in the accompanying consolidated statements of operations in: selling, general and administrative expenses (2012 - $8,050; 2011 - $12,500), research and development expenses (2012 - $550; 2011 - $0) and cost of goods sold (2012 - $1,908; 2011 - $900). Stock-based compensation costs recognized during  the six month periods ended December 31, 2012 and 2011 amounted to $21,016 and $17,900, respectively, and were included in the accompanying consolidated statements of operations in: selling, general and administrative expenses (2012 - $16,100; 2011 - $12,500), research and development expenses (2012 - $1,100; 2011 - $0) and cost of goods sold (2012 - $3,816; 2011 - $5,400). No compensation has been capitalized because such amounts would have been immaterial.  No income tax provision was recorded in the second quarter or first six months of fiscal years 2013 or 2012 because of the losses generated or the availability of loss carryforwards to offset any anticipated taxable income.

There were no stock option grants or cancellations during the quarter ended December 31, 2012.

As of December 31, 2012, the unrecognized compensation costs related to options vesting of $207,950 will be recognized over a period of approximately 1.5 years.

Information related to the stock options outstanding as of December 31, 2012 is as follows:

Range of Exercise Prices	Number of Shares	Weighted-Average Remaining Contractual Life (years)	Weighted-Average Exercise Price	Exercisable Number of Shares	Exercisable Weighted-Average Exercise Price
$1.20	207,800	9.17	$1.20	32,800	$1.20
$0.55	51,000	9.12	0.55	20,334	0.55
$0.27	40,000	8.54	0.27	20,000	0.27
$1.35	1,200	6.90	1.35	1,200	1.35
$1.25	1,200	5.90	1.25	1,200	1.25
$6.25	1,600	3.91	6.25	1,600	6.25
$7.75	1,200	4.91	7.75	1,200	7.75
$11.50	800	2.91	11.50	800	11.50
$13.75	50,427	3.36	13.75	50,427	13.75
$20.75	37,360	2.46	20.75	37,360	20.75
$0.27–$20.75	392,587	7.65	$4.56	166,921	$9.32

The aggregate intrinsic value of the Company’s “in-the-money” outstanding and exercisable options as of December 31, 2012 was $38,500 and $17,700, respectively.

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

In conjunction with the offering, the Company also entered into a registration rights agreement dated September 28, 2012 with the Investors, whereby it was obligated to file a registration statement with the Securities and Exchange Commission (the “SEC”) on or before thirty calendar days after September 28, 2012 to register the resale by the Investors of the 2,777,795 shares of common stock purchased in the offering, and the 1,944,475 shares of common stock underlying the warrants purchased in the offering. If a registration statement covering the securities was not filed with the SEC prior to the 30th day filing deadline (the “Filing Deadline”), the Company would have to pay, subject to the terms set forth in the registration rights agreement, an amount equal to 1.0% of the aggregate amount invested by each Investor each month as liquidated damages, subject to certain conditions. The Company filed the registration statement with the SEC on October 26, 2012, prior to the Filing Deadline. The registration statement became effective on December 14, 2012. The Company is obligated to continue to keep the securities registered and, in the event the Company does not comply with such provision of the registration rights agreement, it may have to pay damages to the Investors.

In conjunction with the offering, certain anti-dilution provisions of the warrants issued in conjunction with the Company’s June 25, 2008 financing transaction were triggered. As a result, the number of existing June 25, 2008 warrants increased from 318,621 to 469,831 and the related exercise price of the warrants decreased from $1.74 per share to $1.18 per share. The June 25, 2008 warrants expire on June 25, 2015.

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

In December 2012, stock purchase warrants with an exercise price of $1.00 per share for 50,000 shares of the Company’s common stock were exercised, and accordingly, 50,000 shares of restricted common stock were issued.

6.	SALE OF ASSETS

During the six months ended December 31, 2012 and 2011, respectively, the Company sold equipment that was previously written off for proceeds totaling $3,702 and $2,149, respectively, and recorded a gain of $3,702 and $2,149, respectively, which is included within operating expenses in the accompanying consolidated statements of operations.

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

8.	SETTLEMENT OF ACCOUNTS PAYABLE

In December 2012, the Company settled $106,149 of accounts payable with a vendor for a negotiated payment of $30,000, and recorded a pre-tax gain of $76,149. The gain is included within other income in the accompanying consolidated statements of operations.

9.	CLAIMS FOR LIQUIDATED DAMAGES

Settlement Agreement with Special Situations Fund III QP, L.P. and Special Situations Private Equity Fund, L.P.

On January 17, 2013, the Company received a demand letter from two of its stockholders, Special Situations Fund III QP, L.P. and Special Situations Private Equity Fund, L.P. (along with Special Situations Fund III QP, L.P., “Special Situations”). The letter alleged that the Company failed to maintain a current registration statement for the sale of stock purchased by Special Situations pursuant to registration rights agreements entered into with the Company on February 1, 2007 and June 25, 2008, and sought prompt payment of $719,100 as liquidated damages and an amendment to the terms of certain warrants purchased in 2008. A registration statement covering the shares in question is currently effective.

On February 12, 2013, the Company entered into a settlement agreement with Special Situations (the “Settlement Agreement”). Without agreeing to the alleged damages, the Company entered into this settlement in order to resolve the claim without requiring a cash payment or extended distraction of its resources away from operational activities. Under the terms of the Settlement Agreement, Special Situations agreed to forego their claims for cash damages. The Company agreed to: (a) issue an aggregate of (i) 350,000 shares of common stock, and (ii) warrants to purchase an aggregate of 350,000 shares of common stock (the “Securities”), and (b) amend the expiration date of the warrants issued to Special Situations in conjunction with the Company’s June 25, 2008 private placement (the “2008 Warrants”), as payment in full of the alleged damages sought by Special Situations. The expiration date of the 2008 Warrants shall be amended from June 25, 2015 to May 11, 2017. The new warrants to be issued in connection with the Settlement Agreement will have an exercise price of $1.50 per share, subject to adjustment, will expire three years from February 12, 2013, and are exercisable in whole or in part, at any time prior to expiration.

In conjunction with the Settlement Agreement, the Company also entered into a registration rights agreement dated February 12, 2013 with Special Situations, whereby it is obligated to register the resale by Special Situations of the Securities, consisting of 350,000 shares of common stock and the 350,000 shares of common stock underlying the new warrants.

Settlement Agreement with Joel Pitlor

On February 12, 2013, the Company entered into a settlement agreement with one of its directors and stockholders, Joel Pitlor (the “Pitlor Settlement Agreement”). Under the terms of the Pitlor Settlement Agreement, the Company agreed to issue 10,000 shares of common stock and warrants to purchase 10,000 shares of common stock as payment in full of any amounts due to Mr. Pitlor under the registration rights agreement the Company entered into with Mr. Pitlor, and other parties, on February 1, 2007. The warrants to be issued in connection with the Pitlor Settlement Agreement will have an exercise price of $1.50 per share, subject to adjustment, will expire three years from February 12, 2013, and are exercisable in whole or in part, at any time prior to expiration. There are no registration rights associated with the securities being acquired pursuant to the Pitlor Settlement Agreement.

By virtue of Mr. Pitlor’s directorship with the Company, he is considered a related party of the Company under federal securities law. The Company’s Board of Directors has acknowledged that Mr. Pitlor’s entry into the Pitlor Settlement Agreement is a related party transaction and has approved such transaction.

Settlement Agreement with Arnold Schumsky

On February 12, 2013, the Company also entered into a settlement agreement with one of its stockholders, Arnold Schumsky (the “Schumsky Settlement Agreement”). The terms of the Schumsky Settlement Agreement and the accompanying Form of Warrant are substantially similar to the terms of the Pitlor Settlement Agreement and the accompanying Form of Warrant. Under the terms of the Schumsky Settlement Agreement, the Company agreed to issue 10,000 shares of common stock and warrants to purchase 10,000 shares of common stock as payment in full of any amounts due to Mr. Schumsky under the registration rights agreement the Company entered into with Mr. Schumsky, and other parties, on February 1, 2007 and under the registration rights agreement the Company entered into with Mr. Schumsky, and other parties, on June 25, 2008. The warrants to be issued in connection with the Schumsky Settlement Agreement will have an exercise price of $1.50 per share, subject to adjustment, will expire three years from February 12, 2013, and are exercisable in whole or in part, at any time prior to expiration. There are no registration rights associated with the securities being acquired pursuant to the Schumsky Settlement Agreement.

The Company has estimated the fair value of the non-cash consideration exchanged for settlement of claims on February 12, 2013 to be $629,000 as of December 31, 2012, and has recorded this amount as a non-cash expense and current liability in its consolidated financial statements as of December 31, 2012, and for the quarter and six months then ended.

The Company used the Black-Scholes option-pricing model for determining the estimated fair value of the new warrants to be issued and for the extension of the maturity date of the 2008 Warrants. The Company’s common stock to be issued was valued as of the closing price of the stock at December 31, 2012, which was $0.85 per share.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and notes to those statements included elsewhere in this Quarterly Report on Form 10-Q for the quarter ended December 31, 2012 and our audited consolidated financial statements for the year ended June 30, 2012 included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on October 15, 2012 and amended on October 26, 2012 to furnish Exhibit 101 to the Form 10-K, which contains the XBRL (eXtensible Business Reporting Language) Interactive Data File for the financial statements and notes included thereto.

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

Overview

We have been developing and manufacturing advanced optical instruments since 1982. Today, the vast majority of our business is the design and manufacture of high-quality medical devices and approximately 10% of our business is the design and manufacture of military and industrial products. Our medical instrumentation line includes traditional endoscopes and endocouplers as well as other custom imaging and illumination products for use in minimally invasive surgical procedures. Much of our recent development efforts have been targeted at the development of next generation endoscopes. For the last ten years, we have funded internal research and development programs to develop next generation capabilities for designing and manufacturing 3D endoscopes and very small Microprecision™ lenses, anticipating future requirements as the surgical community continues to demand smaller and more enhanced imaging systems for minimally invasive surgery. Our unique proprietary technology in these areas, combined with recent developments in the areas of 3D displays and millimeter sized image sensors, has allowed us to begin commercialization of these technologies. We believe that new products based on these technologies provide enhanced imaging for existing surgical procedures and can enable development of many new procedures. While we have continued to provide custom optics solutions to our medical device company customers, we have simultaneously focused significant development efforts on further advancement of proprietary technology for 3D endoscopy and Microprecision™ optical components and micro medical camera assemblies.

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

Results of Operations

Our total revenues for the quarter ended December 31, 2012, the second quarter of our fiscal year 2013, were $498,667, as compared to $493,774 for the same period in the prior year, an increase of $4,893, or 1.0%. Our revenues for the quarter ended December 31, 2012 as compared to the same period in the prior year remained relatively the same. Our total revenues for the six months ended December 31, 2012 were $1,062,065, as compared to $998,523 for the same period in the prior year, which reflects an increase of $63,542, or 6.4%. The increase in revenues for the six months ended December 31, 2012 as compared to the same period in the prior year was primarily due to higher unit volume sales of the advanced surgical visualization system used in spinal surgery, partially offset by lower unit volume sales of endoscopes, endocouplers and micro optics.

Revenues from our largest customers, as a percentage of our total revenues, for the six months ended December 31, 2012 and 2011, were as follows:

	2012	2011
Customer A	52%	12%
Customer B	22	36
Customer C	-	14
All Others	26	38
	100%	100%

No other customer accounted for more than 10% of our revenues during those periods.

Gross profit for the quarter ended December 31, 2012 was $80,338, as compared to $111,320 for the same period in the prior year, which reflects a decrease of $30,982. Gross profit for the quarter ended December 31, 2012 as a percentage of our revenues was 16.1%, a decrease from the gross profit percentage of 22.5% for the same period in the prior year. Gross profit for the six months ended December 31, 2012 was $209,811, as compared to $250,614 for the same period in the prior year, which reflects a decrease of $40,803. Gross profit for the six months ended December 31, 2012 as a percentage of our revenues was 19.8%, a decrease from the gross profit percentage of 25.1% for the same period in the prior year. The decreases in our gross profit percentages for the quarter and six months ended December 31, 2012 were primarily due to higher consulting expenses, less favorable product mix and certain nonrecurring manufacturing startup expenses related to the introduction of new products as compared to the same periods in the prior year. Our quarterly gross profit and gross profit percentage depend on a number of factors, including overall sales volume and mix of products sold among others, and therefore vary from quarter to quarter.

Research and development expenses were $166,661 for the quarter ended December 31, 2012, as compared to $149,044 for the same period in the prior year, which reflects an increase of $17,617, or 11.8%. The increase in research and development expenses for the quarter ended December 31, 2012 as compared to same period in the prior year was primarily due to higher labor and materials costs incurred on product development activities, partially offset by increased reimbursements received from customers for research and development activities. Quarterly research and development expenses depend on our assessment of new product opportunities and available resources. Research and development expenses were net of reimbursement of related costs of $43,728 and $22,052 during the quarters ended December 31, 2012 and 2011, respectively. Research and development expenses were $373,952 for the six months ended December 31, 2012, as compared to $300,234 for the same period in the prior year, which reflects an increase of $73,718, or 24.6%.  The increase in the six month period ended December 31, 2012 as compared to the same period in the prior year was primarily due to higher labor and materials costs incurred on product development activities, partially offset by increased reimbursements received from customers for such activities. Research and development expenses were net of reimbursement of related costs of $60,980 and $37,430 during the six months ended December 31, 2012 and 2011, respectively.

Selling, general and administrative expenses were $268,916 for the quarter ended December 31, 2012, as compared to $274,718 for the same period in the prior year, which reflects a decrease of $5,802, or 2.1%.  Selling, general and administrative expenses for the quarter ended December 31, 2012 remained relatively flat as compared to the same period in the prior year. Selling, general and administrative expenses were $549,880 for the six months ended December 31, 2012, as compared to $528,074 for the same period in the prior year, which reflects an increase of $21,806, or 4.1%. The increase in the six month period ended December 31, 2012 as compared to the same period in the prior year was primarily due to higher consulting and insurance expenses.

In December 2012, we settled $106,149 of accounts payable with a vendor for a negotiated payment of $30,000, and recorded a pre-tax gain of $76,149. The gain is included within other income in the quarter and six months ended December 31, 2012 in the accompanying consolidated statements of operations.

No income tax provision was recorded in the second quarter or six months of fiscal years 2013 or 2012 because of the availability of loss carryforwards to offset any anticipated taxable income in those fiscal years.

Liquidity and Capital Resources

In July 2011, we received $2.5 million in connection with our entry into an asset purchase agreement with Intuitive Surgical Operations, Inc. This influx of capital allowed us to retire a substantial portion of outstanding long term debt and to satisfy operating cash requirements through September 2012.

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

We intend to build upon recent successes in operational results, technology development and new product introductions. We believe the following technology areas continue to represent significant opportunities for future sales growth of our Company:

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

During the quarter ended December 31, 2012, we incurred a net loss from operations of $353,475 and used cash in operating activities of $485,542. As of December 31, 2012, cash and cash equivalents were $1,635,422, accounts receivable were $224,382, and current liabilities were $1,160,281.

Capital equipment expenditures during the six months ended December 31, 2012 were $3,550. Future capital equipment expenditures will be dependent upon future sales and success of on-going research and development efforts.

Contractual cash commitments for the fiscal years subsequent to December 31, 2012 are summarized as follows:

	2013	2014	Thereafter	Total
Operating Leases	$32,916	$17,180	$6,136	$56,232

We have contractual cash commitments related to open purchase orders for fiscal year 2013 of approximately $157,000.

Trends and Uncertainties That May Affect Future Results

During fiscal year 2010 after implementing a number of changes to reduce cash usage and increase sales and profitability, our cash flow was positive for the first time in many years. In fiscal year 2011, the major focus of our senior management shifted to finding a long-term solution to our obligations under the 10% Senior Secured Convertible Notes (the “Notes”) issued on June 25, 2008, which initially became due just before the beginning of fiscal year 2011. While we continued to work during fiscal year 2011 to advance product development and sales and marketing efforts, the requirement to find a solution for the Notes while simultaneously continuing operations of our Company with limited capital resources resulted in an overall reduction in sales volume and delay of business plans. With the consummation of an asset purchase agreement with Intuitive Surgical in July 2011, we received sufficient cash to retire the Notes, and to provide working capital for our Company. On September 28, 2012, we received $2.5 million in connection with our completion of an offering of stock and warrants and we anticipate the proceeds will be used for working capital purposes and for the development of new products.

For the six months ended December 31, 2012, revenues from our largest customer were 52% of total sales, as compared to 12% of total sales for the same period in the prior year. The concentration of sales to certain significant customers may fluctuate depending on factors such as the magnitude and the timing of receipt and fulfillment of customer orders, and may vary significantly from period to period.

We are excited about the continued development, commercialization, and market acceptance of our new products and technical innovations based upon our unique proprietary technology. As previously disclosed in our Current Report on Form 8-K filed with the Securities and Exchange Commission on April 18, 2012, we accepted an order from a customer to purchase endoscopes for a total purchase amount of $1,032,000 (the “April 2012 Order”). We are continuing to complete pre-production activities to enable shipments against our previously announced orders, including the April 2012 Order, for products incorporating Microprecision™ technology for very small endoscopes and micro medical cameras with diameters on the order of 1 millimeter and smaller. Nearly all validation testing has been successfully completed in connection with the pre-production requirements for the April 2012 Order for small endoscopes. We expect production shipments of this product to begin within the upcoming months.

We have also focused recent operational efforts on sales and marketing activities intended to broaden awareness of the benefits of our new technology platforms, which we believe are ready for general application to medical device projects requiring surgery-grade visualization from sub-millimeter sized devices and handheld 3D endoscopy. During the last two weeks of January, we visited two large medical device companies who are existing customers of ours and conducted successful demonstrations of our latest technology and products. From February 5 through February 7, 2013, we attended the SPIE Photonics West Conference in San Francisco, California, where we exhibited our latest technology, and from February 12 through February 14, 2013, we exhibited our technology at the Medical Design & Manufacturing (MD&M) West show located in Anaheim, California. Our new technology has been well received during these recent customer visits and trade shows, which have already resulted in follow on discussions with a number of existing and new potential customers.

Due to the introductory stage of many of our new products and the unpredictable timing of orders from customers, it is difficult to predict with certainty the detailed rate of future revenue growth. However, during the last 12 months, we have received significant new orders for a number of new products including the April 2012 Order for small endoscopes and an approximate $250,000 order for micro medical camera assemblies, both of which rely on our Microprecision™ lens technology. We believe these orders will help to increase our revenues in future quarters. Also, we expect that current discussions with existing and new potential customers could lead to increases in our revenues. To continue to support orders for new products as well as ongoing and future discussions, we intend to continue to develop and commercialize new products and technical innovations, including:

—	new components and instruments utilizing our patented Microprecision™ lens technology for optical components and micro medical camera assemblies with sizes on the order of 1 mm and smaller; and

—	new handheld 3D endoscopes for use in minimally invasive surgery.

Over the past few years, we have implemented significant changes in new product and technology development by shifting the emphasis of research and development efforts from developing underlying technologies to commercializing the applications of these new technologies. These efforts have already been realized to some degree in the area of Microprecision™ lenses with ongoing shipments now in place and with shipments against new orders already received for micro medical camera assemblies expected to begin during fiscal year 2013. Our recent research and development initiatives in the area of Microprecision™ lenses address specific customer opportunities in different medical and military applications.

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

Item 4. Controls and Procedures.

Management’s Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and our Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures, including internal control over financial reporting, were not effective, as of December 31, 2012, to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended (i) is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are intended to be designed to provide reasonable assurance that such information is accumulated and communicated to our management. Based on this evaluation, our management concluded that our internal control over financial reporting was not effective as of December 31, 2012.

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

We believe that the step outlined above strengthens our internal control over financial reporting and mitigates the material weakness described above. As part of our assessment of internal control over financial reporting for the quarter ended December 31, 2012, our management has evaluated this additional control and has determined that it is operating effectively.

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

To address and remediate the material weakness in internal control over financial reporting described above, beginning in the quarter ended September 30, 2009 and continuing through the quarter ended December 31, 2012, we implemented procedures to improve our inventory controls and documentation surrounding inventory valuation for overhead rates, and performed procedures to ensure that the pricing of inventory items was consistent with the supporting documentation. We believe that the step outlined above strengthens our internal control over financial reporting and mitigates the material weakness described above.

We intend to continue to remediate material weaknesses and enhance our internal controls but cannot guarantee that our efforts will result in remediation of our material weaknesses or that new issues will not be exposed in this process.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2012, which is covered by this quarterly report on Form 10-Q, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

Settlement Agreement with Special Situations Fund III QP, L.P. and Special Situations Private Equity Fund, L.P.

As previously disclosed in our Current Report on Form 8-K filed with the Securities and Exchange Commission on January 24, 2013, we received a demand letter from two of our stockholders, Special Situations Fund III QP, L.P. and Special Situations Private Equity Fund, L.P. (along with Special Situations Fund III QP, L.P., “Special Situations”) on January 17, 2013. The letter alleged that we failed to maintain a current registration statement for the sale of stock purchased by Special Situations pursuant to registration rights agreements entered into with us on February 1, 2007 and June 25, 2008, and sought prompt payment of $719,100 as liquidated damages and an amendment to the terms of certain warrants purchased in 2008. A registration statement covering the shares in question is currently effective.

On February 12, 2013, we entered into a settlement agreement with Special Situations (the “Settlement Agreement”). Without agreeing to the alleged damages, we entered into this settlement in order to resolve the claim without requiring a cash payment or extended distraction of our resources away from operational activities. Under the terms of the Settlement Agreement, Special Situations agreed to forego their claims for cash damages. We agreed to: (a) issue an aggregate of (i) 350,000 shares of our common stock, and (ii) warrants to purchase an aggregate of 350,000 shares of our common stock (the “Securities”), and (b) amend the expiration date of the warrants issued to Special Situations in conjunction with our June 25, 2008 private placement (the “2008 Warrants”), as payment in full of the alleged damages sought by Special Situations. The expiration date of the 2008 Warrants shall be amended from June 25, 2015 to May 11, 2017. The new warrants to be issued in connection with the Settlement Agreement will have an exercise price of $1.50 per share, subject to adjustment, will expire three years from February 12, 2013, and are exercisable in whole or in part, at any time prior to expiration.

In conjunction with the Settlement Agreement, we also entered into a registration rights agreement dated February 12, 2013 with Special Situations, whereby we are obligated to register the resale by Special Situations of the Securities, consisting of 350,000 shares of our common stock and the 350,000 shares of our common stock underlying the new warrants.

Our Company, on occasion, may also be involved in other legal matters arising in the ordinary course of our business. While management believes that such matters are currently insignificant, matters arising in the ordinary course of business for which we are or could become involved in litigation may have a material adverse effect on our business, financial condition or results of operations. We are not aware of any pending or threatened litigation against us or our officers and directors in their capacity as such that could have a material impact on our operations or finances, other than as set forth above.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On February 12, 2013, we entered into a settlement agreement with two of our stockholders, Special Situations Fund III QP, L.P. and Special Situations Private Equity Fund, L.P. (along with Special Situations Fund III QP, L.P., “Special Situations”). Under the terms of the settlement agreement, we agreed to: (a) issue an aggregate of (i) 350,000 shares of our common stock, and (ii) warrants to purchase an aggregate of 350,000 shares of our common stock (the “Securities”), and (b) amend the expiration date of the warrants issued to Special Situations in conjunction with our June 25, 2008 private placement (the “2008 Warrants”), as payment in full of the alleged damages sought by Special Situations. The expiration date of the 2008 Warrants shall be amended from June 25, 2015 to May 11, 2017. The new warrants to be issued in connection with the settlement agreement will have an exercise price of $1.50 per share, subject to adjustment, will expire three years from February 12, 2013, and are exercisable in whole or in part, at any time prior to expiration. We valued the securities issued to Special Situations at $595,000.

On February 12, 2013, we entered into a settlement agreement with one of our directors and stockholders, Joel Pitlor (the “Pitlor Settlement Agreement”). Under the terms of the Pitlor Settlement Agreement, we agreed to issue 10,000 shares of our common stock and warrants to purchase 10,000 shares of our common stock as payment in full of any amounts due to Mr. Pitlor under the registration rights agreement we entered into with Mr. Pitlor, and other parties, on February 1, 2007. The warrants to be issued in connection with the Pitlor Settlement Agreement will have an exercise price of $1.50 per share, subject to adjustment, will expire three years from February 12, 2013, and are exercisable in whole or in part, at any time prior to expiration. We valued the securities issued to Mr. Pitlor at $17,000.

On February 12, 2013, we also entered into a settlement agreement with one of our stockholders, Arnold Schumsky (the “Schumsky Settlement Agreement”). The terms of the Schumsky Settlement Agreement and the accompanying Form of Warrant are substantially similar to the terms of the Pitlor Settlement Agreement and the accompanying Form of Warrant. Under the terms of the Schumsky Settlement Agreement, we have agreed to issue 10,000 shares of our common stock and warrants to purchase 10,000 shares of our common stock as payment in full of any amounts due to Mr. Schumsky under the registration rights agreement we entered into with Mr. Schumsky, and other parties, on February 1, 2007 and under the registration rights agreement we entered into with Mr. Schumsky, and other parties, on June 25, 2008. The warrants to be issued in connection with the Schumsky Settlement Agreement will have an exercise price of $1.50 per share, subject to adjustment, will expire three years from February 12, 2013, and are exercisable in whole or in part, at any time prior to expiration. We valued the securities issued to Mr. Schumsky at $17,000.

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

Item 3. Defaults Upon Senior Securities.

As of December 31, 2012, we are not in default with respect to any indebtedness.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit	Description

2.1	Asset Purchase Agreement between the Company and Optometrics Corporation, dated January 18, 2008 (included as Exhibit 2.1 to the Form 8-K filed January 25, 2008 and incorporated herein by reference).

3.1	Articles of Organization of Precision Optics Corporation, Inc., as amended (included as Exhibit 3.1 to the Form SB-2 filed March 16, 2007 and incorporated herein by reference).

3.2	Bylaws of Precision Optics Corporation, Inc. (included as Exhibit 3.2 to the Form S-1 filed December 18, 2008 and incorporated herein by reference).

3.3	Articles of Amendment to the Articles of Organization of Precision Optics Corporation, Inc., dated November 25, 2008 and effective December 11, 2008 (included as Exhibit 3.1 to the Form 8-K filed December 11, 2008 and incorporated herein by reference).

4.1	Registration Rights Agreement by and among the Company and each investor named therein, dated February 1, 2007 (included as Exhibit 4.1 to the Form 8-K filed February 2, 2007 and incorporated herein by reference).

4.2	Form of Warrant to Purchase Shares of Common Stock (included as Exhibit 4.2 to the Form 8-K filed February 2, 2007 and incorporated herein by reference).

4.3	Registration Rights Agreement by and among the Company and each investor named therein, dated June 25, 2008 (included as Exhibit 4.1 to the Form 8-K filed June 27, 2008 and incorporated herein by reference).

4.4	Form of Warrant to Purchase Shares of Common Stock, dated June 25, 2008 (included as Exhibit 4.2 to the Form 8-K filed June 27, 2008 and incorporated herein by reference).

4.5	Form of 10% Senior Secured Convertible Note, dated June 25, 2008 (included as Exhibit 4.3 to the Form 8-K filed June 27, 2008 and incorporated herein by reference).

4.6	Form of Warrant to Purchase Shares of Common Stock, dated September 28, 2012 (included as Exhibit 4.1 to the Form 8-K filed October 2, 2012 and incorporated herein by reference).

4.7	Registration Rights Agreement by and among the Company and each investor named therein, dated September 28, 2012 (included as Exhibit 4.2 to the Form 8-K filed October 2, 2012 and incorporated herein by reference).

4.8	Warrant to Purchase Shares of Common Stock issued to Loewen, Ondaatje, McCutcheon USA LTD, dated September 28, 2012 (included as Exhibit 4.3 to the Form 8-K filed October 2, 2012 and incorporated herein by reference).

4.9	Form of Warrant to Purchase Shares of Common Stock (Special Situations Settlement), dated February 12, 2013 (included as Exhibit 4.1 to the Form 8-K filed February 13, 2013 and incorporated herein by reference).

4.10	Registration Rights Agreement by and among the Company, Special Situations Fund III QP, L.P. and Special Situations Private Equity Fund, L.P., dated February 12, 2013 (included as Exhibit 4.2 to the Form 8-K filed February 13, 2013 and incorporated herein by reference).

4.11	Form of Warrant to Purchase Shares of Common Stock (Pitlor and Schumsky Settlement), dated February 12, 2013 (included as Exhibit 4.3 to the Form 8-K filed February 13, 2013 and incorporated herein by reference).

10.1	Precision Optics Corporation, Inc. 1997 Incentive Plan, as amended and restated (included as Exhibit 10.1 to the Form 10-QSB filed November 13, 2003 and incorporated herein by reference).

10.2	Precision Optics Corporation, Inc. 2006 Equity Incentive Plan (included as Exhibit 99.1 to the Form 8-K filed December 4, 2006 and incorporated herein by reference).

10.3	Purchase Agreement by and among the Company and each investor named therein, dated February 1, 2007 (included as Exhibit 10.1 to the Form 8-K filed February 2, 2007 and incorporated herein by reference).

10.4	Form of Incentive Stock Option Certificate (included as Exhibit 10.1 to the Form 10-QSB filed February 14, 2007 and incorporated herein by reference).

10.5	Form of Nonstatutory Stock Option Certificate (included as Exhibit 10.2 to the Form 10-QSB filed February 14, 2007 and incorporated herein by reference).

10.6	Purchase Agreement by and among the Company and each investor named therein, dated June 25, 2008 (included as Exhibit 10.1 to the Form 8-K filed June 27, 2008 and incorporated herein by reference).

10.7	Pledge and Security Agreement by and among the Company and each investor named therein, dated June 25, 2008 (included as Exhibit 10.2 to the Form 8-K filed June 27, 2008 and incorporated herein by reference).

10.8	Consulting Agreement between the Company and Jack P. Dreimiller, dated August 15, 2008 (included as Exhibit 10.1 to the Form 8-K filed August 18, 2008 and incorporated herein by reference).

10.9	Side Letter Agreement between the Company and the investors signatory to the Purchase Agreement, dated November 25, 2008 (included as Exhibit 10.1 to the Form 8-K filed December 11, 2008 and incorporated herein by reference).

10.10	Side Letter Agreement between the Company and the holders signatory to the 10% Senior Secured Convertible Note, dated December 11, 2008 (included as Exhibit 10.15 to the Form S-1 filed December 18, 2008 and incorporated herein by reference).

10.11	Side Letter Agreement between the Company and the holders signatory to the 10% Senior Secured Convertible Note, dated April 2, 2009 (included as Exhibit 10.16 to the Form S-1/A filed April 6, 2009 and incorporated herein by reference).

10.12	Compensation Agreement with Richard E. Forkey, dated December 3, 2010 (included as Exhibit 10.11 to the Form 8-K filed December 6, 2010 and incorporated herein by reference).

10.13	Compensation Agreement with Joseph N. Forkey, dated December 3, 2010 (included as Exhibit 10.12 to the Form 8-K filed December 6, 2010 and incorporated herein by reference).

10.14	Compensation Agreement with Joel R. Pitlor, dated December 3, 2010 (included as Exhibit 10.13 to the Form 8-K filed December 6, 2010 and incorporated herein by reference).

10.15	Asset Purchase Agreement between the Company and Intuitive Surgical Operations, Inc., dated July 27, 2011 (included as Exhibit 10.1 to the Form 8-K filed August 3, 2011 and incorporated herein by reference).

10.16	Amendment to Pledge and Security Agreement by and among the Company and each investor named therein, dated July 27, 2011 (included as Exhibit 10.2 to the Form 8-K filed August 3, 2011 and incorporated herein by reference).

10.17	Demand Note in the amount of $10,000, dated July 13, 2011, issued by the Company to Dr. Joseph N. Forkey (included as Exhibit 10.22 to the Form 10-K filed September 28, 2011, and incorporated herein by reference.)

10.18	Precision Optics Corporation, Inc. 2011 Equity Incentive Plan, dated October 13, 2011 (included as Exhibit 10.2 to Form S-8 filed October 14, 2011, and incorporated herein by reference.)

10.19	Precision Optics Corporation, Inc. 2011 Deferred Compensation Plan, dated October 13, 2011 (included as Exhibit 10.3 to Form S-8 filed October 14, 2011, and incorporated herein by reference.)

10.20	Side Letter Agreement to the Compensation Agreement with Richard E. Forkey, dated October 14, 2011 (included as Exhibit 10.4 to the Form 8-K filed October 19, 2011 and incorporated herein by reference).

10.21	Side Letter Agreement to the Compensation Agreement with Joseph N. Forkey, dated October 14, 2011 (included as Exhibit 10.5 to the Form 8-K filed October 19, 2011 and incorporated herein by reference).

10.22	Side Letter Agreement to the Compensation Agreement with Joel N. Pitlor, dated October 14, 2011 (included as Exhibit 10.6 to the Form 8-K filed October 19, 2011 and incorporated herein by reference).

10.23	Endorsement to 10% Senior Secured Convertible Note by the Company, dated October 31, 2011, and accepted by Special Situations Private Equity Fund, L.P. (included as Exhibit 10.2 to the Form 8-K filed November 3, 2011 and incorporated herein by reference).

10.24	Endorsement to 10% Senior Secured Convertible Note by the Company, dated October 31, 2011, and accepted by Special Situations Fund III QP, L.P. (included as Exhibit 10.3 to the Form 8-K filed November 3, 2011 and incorporated herein by reference).

10.25	Endorsement to 10% Senior Secured Convertible Note by the Company, dated July 31, 2012, and accepted by Arnold Schumsky (included as Exhibit 10.27 to the Form 10-K filed October 15, 2012, and incorporated herein by reference.)

10.26	Endorsement to 10% Senior Secured Convertible Note by the Company, dated August 31, 2012, and accepted by Arnold Schumsky (included as Exhibit 10.28 to the Form 10-K filed October 15, 2012, and incorporated herein by reference.)

10.27	Notice of Repayment of 10% Senior Secured Convertible Note in Full by the Company, dated September 28, 2012, and accepted by Arnold Schumsky (included as Exhibit 10.29 to the Form 10-K filed October 15, 2012, and incorporated herein by reference.)

10.28	Purchase Agreement by and among the Company and each investor named therein, dated September 28, 2012 (included as Exhibit 10.1 to the Form 8-K filed October 2, 2012 and incorporated herein by reference).

10.29	Settlement Agreement by and among the Company, Special Situations Fund III QP, L.P. and Special Situations Private Equity Fund, L.P., dated February 12, 2013 (included as Exhibit 10.1 to the Form 8-K filed February 13, 2013 and incorporated herein by reference).

10.30	Settlement Agreement by and between the Company and Joel Pitlor, dated February 12, 2013 (included as Exhibit 10.2 to the Form 8-K filed February 13, 2013 and incorporated herein by reference).

10.31	Settlement Agreement by and between the Company and Arnold Schumsky, dated February 12, 2013 (included as Exhibit 10.3 to the Form 8-K filed February 13, 2013 and incorporated herein by reference).

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

99.1	Statement of Reliance upon the Temporary Hardship Exemption of Section 232.201(c) of Regulation S-T (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRECISION OPTICS CORPORATION, INC.

Date: February 14, 2013	By:	/s/ Joseph N. Forkey
Joseph N. Forkey
Chief Executive Officer (Principal Executive Officer)

Date: February 14, 2013	By:	/s/ Jack P. Dreimiller
Jack P. Dreimiller
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

