Form 10-Q/A
period 2012-12-31
PRECISION OPTICS Corp INC
filed 2013-02-15
CIK 867840

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Amendment No. 1 to

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

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 to the Quarterly Report on Form 10-Q of Precision Optics Corporation, Inc. (the “Company”) for the quarter ended December 31, 2012, originally filed with the Securities and Exchange Commission on February 14, 2013 (the “Form 10-Q”) is to furnish the interactive data files as required by Rule 405 of Regulation S-T. Exhibit 101 to this Amendment No. 1 provides the following materials from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language) with detailed footnote tagging: (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) consolidated statements of cash flows, and (iv) notes to consolidated financial statements. This Amendment is an exhibit-only filing.

The Company is filing Exhibit 101 in accordance with the temporary hardship exemption provided by Rule 201 of Regulation S-T, which extended the date by which the Interactive Data File is required to be submitted by six business days.

Except as set forth above, no other changes have been made to the Form 10-Q, and this Amendment No. 1 does not amend, update or change any other items or disclosure found in the Form 10-Q. Further, this Amendment No. 1 does not reflect subsequent events occurring after the original filing date of the Form 10-Q or modify or update in any way disclosures made in the Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, these Interactive Data Files are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

2

Item 6. Exhibits.

Exhibit	Description

2.1	Asset Purchase Agreement between the Company and Optometrics Corporation, dated January 18, 2008 (included as Exhibit 2.1 to the Form 8-K filed January 25, 2008 and incorporated herein by reference).

3.1	Articles of Organization of Precision Optics Corporation, Inc., as amended (included as Exhibit 3.1 to the Form SB-2 filed March 16, 2007 and incorporated herein by reference).

3.2	Bylaws of Precision Optics Corporation, Inc. (included as Exhibit 3.2 to the Form S-1 filed December 18, 2008 and incorporated herein by reference).

3.3	Articles of Amendment to the Articles of Organization of Precision Optics Corporation, Inc., dated November 25, 2008 and effective December 11, 2008 (included as Exhibit 3.1 to the Form 8-K filed December 11, 2008 and incorporated herein by reference).

4.1	Registration Rights Agreement by and among the Company and each investor named therein, dated February 1, 2007 (included as Exhibit 4.1 to the Form 8-K filed February 2, 2007 and incorporated herein by reference).

4.2	Form of Warrant to Purchase Shares of Common Stock (included as Exhibit 4.2 to the Form 8-K filed February 2, 2007 and incorporated herein by reference).

4.3	Registration Rights Agreement by and among the Company and each investor named therein, dated June 25, 2008 (included as Exhibit 4.1 to the Form 8-K filed June 27, 2008 and incorporated herein by reference).

4.4	Form of Warrant to Purchase Shares of Common Stock, dated June 25, 2008 (included as Exhibit 4.2 to the Form 8-K filed June 27, 2008 and incorporated herein by reference).

4.5	Form of 10% Senior Secured Convertible Note, dated June 25, 2008 (included as Exhibit 4.3 to the Form 8-K filed June 27, 2008 and incorporated herein by reference).

4.6	Form of Warrant to Purchase Shares of Common Stock, dated September 28, 2012 (included as Exhibit 4.1 to the Form 8-K filed October 2, 2012 and incorporated herein by reference).

4.7	Registration Rights Agreement by and among the Company and each investor named therein, dated September 28, 2012 (included as Exhibit 4.2 to the Form 8-K filed October 2, 2012 and incorporated herein by reference).

4.8	Warrant to Purchase Shares of Common Stock issued to Loewen, Ondaatje, McCutcheon USA LTD, dated September 28, 2012 (included as Exhibit 4.3 to the Form 8-K filed October 2, 2012 and incorporated herein by reference).

4.9	Form of Warrant to Purchase Shares of Common Stock (Special Situations Settlement), dated February 12, 2013 (included as Exhibit 4.1 to the Form 8-K filed February 13, 2013 and incorporated herein by reference).

4.10	Registration Rights Agreement by and among the Company, Special Situations Fund III QP, L.P. and Special Situations Private Equity Fund, L.P., dated February 12, 2013 (included as Exhibit 4.2 to the Form 8-K filed February 13, 2013 and incorporated herein by reference).

4.11	Form of Warrant to Purchase Shares of Common Stock (Pitlor and Schumsky Settlement), dated February 12, 2013 (included as Exhibit 4.3 to the Form 8-K filed February 13, 2013 and incorporated herein by reference).

10.1	Precision Optics Corporation, Inc. 1997 Incentive Plan, as amended and restated (included as Exhibit 10.1 to the Form 10-QSB filed November 13, 2003 and incorporated herein by reference).

10.2	Precision Optics Corporation, Inc. 2006 Equity Incentive Plan (included as Exhibit 99.1 to the Form 8-K filed December 4, 2006 and incorporated herein by reference).

10.3	Purchase Agreement by and among the Company and each investor named therein, dated February 1, 2007 (included as Exhibit 10.1 to the Form 8-K filed February 2, 2007 and incorporated herein by reference).
3

10.4	Form of Incentive Stock Option Certificate (included as Exhibit 10.1 to the Form 10-QSB filed February 14, 2007 and incorporated herein by reference).

10.5	Form of Nonstatutory Stock Option Certificate (included as Exhibit 10.2 to the Form 10-QSB filed February 14, 2007 and incorporated herein by reference).

10.6	Purchase Agreement by and among the Company and each investor named therein, dated June 25, 2008 (included as Exhibit 10.1 to the Form 8-K filed June 27, 2008 and incorporated herein by reference).

10.7	Pledge and Security Agreement by and among the Company and each investor named therein, dated June 25, 2008 (included as Exhibit 10.2 to the Form 8-K filed June 27, 2008 and incorporated herein by reference).

10.8	Consulting Agreement between the Company and Jack P. Dreimiller, dated August 15, 2008 (included as Exhibit 10.1 to the Form 8-K filed August 18, 2008 and incorporated herein by reference).

10.9	Side Letter Agreement between the Company and the investors signatory to the Purchase Agreement, dated November 25, 2008 (included as Exhibit 10.1 to the Form 8-K filed December 11, 2008 and incorporated herein by reference).

10.10	Side Letter Agreement between the Company and the holders signatory to the 10% Senior Secured Convertible Note, dated December 11, 2008 (included as Exhibit 10.15 to the Form S-1 filed December 18, 2008 and incorporated herein by reference).

10.11	Side Letter Agreement between the Company and the holders signatory to the 10% Senior Secured Convertible Note, dated April 2, 2009 (included as Exhibit 10.16 to the Form S-1/A filed April 6, 2009 and incorporated herein by reference).

10.12	Compensation Agreement with Richard E. Forkey, dated December 3, 2010 (included as Exhibit 10.11 to the Form 8-K filed December 6, 2010 and incorporated herein by reference).

10.13	Compensation Agreement with Joseph N. Forkey, dated December 3, 2010 (included as Exhibit 10.12 to the Form 8-K filed December 6, 2010 and incorporated herein by reference).

10.14	Compensation Agreement with Joel R. Pitlor, dated December 3, 2010 (included as Exhibit 10.13 to the Form 8-K filed December 6, 2010 and incorporated herein by reference).

10.15	Asset Purchase Agreement between the Company and Intuitive Surgical Operations, Inc., dated July 27, 2011 (included as Exhibit 10.1 to the Form 8-K filed August 3, 2011 and incorporated herein by reference).

10.16	Amendment to Pledge and Security Agreement by and among the Company and each investor named therein, dated July 27, 2011 (included as Exhibit 10.2 to the Form 8-K filed August 3, 2011 and incorporated herein by reference).

10.17	Demand Note in the amount of $10,000, dated July 13, 2011, issued by the Company to Dr. Joseph N. Forkey (included as Exhibit 10.22 to the Form 10-K filed September 28, 2011, and incorporated herein by reference.)

10.18	Precision Optics Corporation, Inc. 2011 Equity Incentive Plan, dated October 13, 2011 (included as Exhibit 10.2 to Form S-8 filed October 14, 2011, and incorporated herein by reference.)

10.19	Precision Optics Corporation, Inc. 2011 Deferred Compensation Plan, dated October 13, 2011 (included as Exhibit 10.3 to Form S-8 filed October 14, 2011, and incorporated herein by reference.)

10.20	Side Letter Agreement to the Compensation Agreement with Richard E. Forkey, dated October 14, 2011 (included as Exhibit 10.4 to the Form 8-K filed October 19, 2011 and incorporated herein by reference).

10.21	Side Letter Agreement to the Compensation Agreement with Joseph N. Forkey, dated October 14, 2011 (included as Exhibit 10.5 to the Form 8-K filed October 19, 2011 and incorporated herein by reference).

10.22	Side Letter Agreement to the Compensation Agreement with Joel N. Pitlor, dated October 14, 2011 (included as Exhibit 10.6 to the Form 8-K filed October 19, 2011 and incorporated herein by reference).
4

10.23	Endorsement to 10% Senior Secured Convertible Note by the Company, dated October 31, 2011, and accepted by Special Situations Private Equity Fund, L.P. (included as Exhibit 10.2 to the Form 8-K filed November 3, 2011 and incorporated herein by reference).

10.24	Endorsement to 10% Senior Secured Convertible Note by the Company, dated October 31, 2011, and accepted by Special Situations Fund III QP, L.P. (included as Exhibit 10.3 to the Form 8-K filed November 3, 2011 and incorporated herein by reference).

10.25	Endorsement to 10% Senior Secured Convertible Note by the Company, dated July 31, 2012, and accepted by Arnold Schumsky (included as Exhibit 10.27 to the Form 10-K filed October 15, 2012, and incorporated herein by reference.)

10.26	Endorsement to 10% Senior Secured Convertible Note by the Company, dated August 31, 2012, and accepted by Arnold Schumsky (included as Exhibit 10.28 to the Form 10-K filed October 15, 2012, and incorporated herein by reference.)

10.27	Notice of Repayment of 10% Senior Secured Convertible Note in Full by the Company, dated September 28, 2012, and accepted by Arnold Schumsky (included as Exhibit 10.29 to the Form 10-K filed October 15, 2012, and incorporated herein by reference.)

10.28	Purchase Agreement by and among the Company and each investor named therein, dated September 28, 2012 (included as Exhibit 10.1 to the Form 8-K filed October 2, 2012 and incorporated herein by reference).

10.29	Settlement Agreement by and among the Company, Special Situations Fund III QP, L.P. and Special Situations Private Equity Fund, L.P., dated February 12, 2013 (included as Exhibit 10.1 to the Form 8-K filed February 13, 2013 and incorporated herein by reference).

10.30	Settlement Agreement by and between the Company and Joel Pitlor, dated February 12, 2013 (included as Exhibit 10.2 to the Form 8-K filed February 13, 2013 and incorporated herein by reference).

10.31	Settlement Agreement by and between the Company and Arnold Schumsky, dated February 12, 2013 (included as Exhibit 10.3 to the Form 8-K filed February 13, 2013 and incorporated herein by reference).

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (previously filed as Exhibit 31.1 to the Form 10-Q filed February 14, 2013).

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (previously filed as Exhibit 31.2 to the Form 10-Q filed February 14, 2013).

32.1	Certification of Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (previously filed as Exhibit 32.1 to the Form 10-Q filed February 14, 2013).

101.INS*#	XBRL Instance Document (filed herewith).
101.SCH*#	XBRL Taxonomy Extension Schema (filed herewith).
101.CAL*#	XBRL Taxonomy Extension Calculation Linkbase (filed herewith).
101.DEF*#	XBRL Taxonomy Extension Definition Linkbase (filed herewith).
101.LAB*#	XBRL Taxonomy Extension Label Linkbase (filed herewith).
101.PRE*#	XBRL Taxonomy Extension Presentation Linkbase (filed herewith).

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

#	The Company is filing Exhibit 101 in accordance with the temporary hardship exemption provided by Rule 201 of Regulation S-T, which extended the date by which the Interactive Data File is required to be submitted by six business days.

5

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRECISION OPTICS CORPORATION, INC.

Date: February 15, 2013	By:	/s/ Joseph N. Forkey
Joseph N. Forkey
Chief Executive Officer (Principal Executive Officer)

Date: February 15, 2013	By:	/s/ Jack P. Dreimiller
Jack P. Dreimiller
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

6