Form 10-Q
period 2013-03-31
PRECISION OPTICS Corp INC
filed 2013-05-15
CIK 867840

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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

The number of shares outstanding of the issuer’s common stock, par value $0.01 per share, at April 24, 2013 was 4,455,134 shares.

PRECISION OPTICS CORPORATION, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31, 2013	June 30, 2012
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$1,278,384	$145,923
Accounts Receivable, net	283,074	341,900
Inventories, net	843,275	682,900
Prepaid Expenses	72,255	33,719
Total Current Assets	2,476,988	1,204,442
PROPERTY AND EQUIPMENT
Machinery and Equipment	2,359,518	2,355,968
Leasehold Improvements	553,596	553,596
Furniture and Fixtures	148,303	148,303
Vehicles	19,674	19,674
	3,081,091	3,077,541

Less: Accumulated Depreciation	(3,051,369)	(3,035,584)
Net Property and Equipment	29,722	41,957

TOTAL ASSETS	$2,506,710	$1,246,399
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
10% Senior Secured Convertible Notes	$–	$51,250
Accounts Payable	371,836	410,316
Customer Advances	3,300	6,387
Accrued Employee Compensation	188,441	171,205
Accrued Professional Services	57,984	62,000
Accrued Warranty Expense	25,000	25,000
Other Accrued Liabilities	11,360	912
Total Current Liabilities	657,921	727,070
STOCKHOLDERS’ EQUITY
Common Stock, $0.01 par value - Authorized - 50,000,000 shares; Issued and Outstanding – 4,455,134 shares at March 31, 2013 and 1,251,339 shares at June 30, 2012	44,551	12,513
Additional Paid-in Capital	41,921,209	39,009,215
Accumulated Deficit	(40,116,971)	(38,502,399)
Total Stockholders’ Equity	1,848,789	519,329

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,506,710	$1,246,399

The accompanying notes are an integral part of these consolidated interim financial statements.

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED

MARCH 31, 2013 AND 2012

(UNAUDITED)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2013	2012	2013	2012
Revenues	$655,341	$382,264	$1,717,406	$1,380,787

Cost of Goods Sold	496,580	371,941	1,348,834	1,119,850

Gross Profit	158,761	10,323	368,572	260,937

Research and Development Expenses, net	159,472	198,608	533,424	498,842

Selling, General and Administrative Expenses	350,180	309,913	900,060	837,987

Gain on Sale of Assets	(897)	(7,308)	(4,599)	(9,457)

Total Operating Expenses	508,755	501,213	1,428,885	1,327,372

Operating Loss	(349,994)	(490,890)	(1,060,313)	(1,066,435)

Gain on Sale of Patents	–	–	–	2,276,286

Non-cash Provision for Claims for Liquidated Damages	–	–	(629,000)		-

Other Income	–	1	76,149	534

Interest Expense	–	(1,250)	(1,408)	(28,958)

Net Income (Loss)	$(349,994)	$(492,139)	$(1,614,572)	$1,181,427

Income (Loss) Per Share:
Basic	$(0.08)	$(0.40)	$(0.50)	$1.04
Diluted	$(0.08)	$(0.40)	$(0.50)	$0.97

Weighted Average Common Shares Outstanding:
Basic	4,279,467	1,245,339	3,211,274	1,135,432
Diluted	4,279,467	1,245,339	3,211,274	1,243,527

The accompanying notes are an integral part of these consolidated interim financial statements.

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED

MARCH 31, 2013 AND 2012

(UNAUDITED)

	Nine Months Ended March 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$(1,614,572)	$1,181,427
Adjustments to Reconcile Net Loss to Net Cash Used In Operating Activities -
Depreciation and Amortization	15,785	18,225
Gain on Sale of Patents	–	(2,276,286)
Gain on Sale of Assets	(4,599)	(9,457)
Gain on Settlement of Accounts Payable	(76,149)	–
Stock-based Compensation Expense	73,913	52,160
Non-cash Provision for Settlement of Claims for Liquidated Damages	629,000	–
Non-cash Interest Expense	1,250	28,958
Changes in Operating Assets and Liabilities -
Accounts Receivable, net	58,826	29,345
Inventories	(160,375)	(32,065)
Prepaid Expenses	(38,536)	(755)
Accounts Payable	37,669	(414,614)
Customer Advances	(3,087)	(13,673)
Accrued Expenses	23,668	123,466
Net Cash Used In Operating Activities	(1,057,207)	(1,313,269)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net Proceeds from Sale of Patents	–	2,463,171
Purchases of Property and Equipment	(3,550)	–
Additional Patent Costs	–	(1,724)
Proceeds from Sale of Assets	4,599	9,457
Net Cash Provided By Investing Activities	1,049	2,470,904

CASH FLOWS FROM FINANCING ACTIVITIES:
Gross Proceeds from September 2012 Private Placement of Common Stock and Warrants	2,500,015	–
Private Placement Expenses Incurred and Paid as of March 31, 2013	(308,896)	–
Proceeds From Exercise of Warrants to Purchase Common Stock (50,000 Shares)	50,000	–
Payment of Principal and Interest on 10% Senior Convertible Notes	(52,500)	(740,972)
Net Cash Provided by (Used In) Financing Activities	2,188,619	(740,972)

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,132,461	416,663
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	145,923	19,556

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,278,384	$436,219

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash Paid for Income Taxes	$912	$912

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Issuance of Common Stock and Warrants for Settlement of Claims for Liquidated Damages (370,000 shares and 370,000 warrants)	$629,000	$–
Issuance of Common Stock to Satisfy Deferred Compensation Obligations (245,326 shares)	$–	$674,645

The accompanying notes are an integral part of these consolidated interim financial statements.

PRECISION OPTICS CORPORATION, INC.

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Operations

The accompanying consolidated financial statements include the accounts of Precision Optics Corporation, Inc. and its wholly-owned subsidiaries (the “Company”). All significant intercompany accounts and transactions have been eliminated in consolidation.

These consolidated financial statements have been prepared by the Company, without audit, and reflect normal recurring adjustments which, in the opinion of management, are necessary for a fair statement of the results of the third quarter of the Company’s fiscal year 2013. These consolidated financial statements do not include all disclosures associated with annual consolidated financial statements and, accordingly, should be read in conjunction with footnotes contained in the Company’s consolidated financial statements for the year ended June 30, 2012, together with the Report of Independent Registered Public Accounting Firm filed under cover of the Company’s 2012 Annual Report on Form 10-K, filed with the Securities and Exchange Commission on October 15, 2012 and amended on October 26, 2012 to furnish Exhibit 101 to the Form 10-K, which contains the XBRL (eXtensible Business Reporting Language) Interactive Data File for the financial statements and notes included thereto.

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

Income (Loss) Per Share

Basic income (loss) per share is computed by dividing net income or net loss by the weighted average number of shares of common stock outstanding during the period. Diluted income (loss) per share is computed by dividing net income or net loss (adjusted by adding back interest expense on the Company’s 10% Senior Secured Convertible Notes issued on June 25, 2008, if applicable) by the weighted average number of shares of common stock outstanding during the period, plus the number of potentially dilutive securities outstanding during the period such as stock options, warrants and shares issuable upon conversion of the 10% Senior Secured Convertible Notes. For the three months ended March 31, 2013 and 2012 and for the nine months ended March 31, 2013, the effect of such securities was anti-dilutive and not included in the diluted calculation because of the net loss generated in those periods.

The following is the calculation of income (loss) per share for the three and nine months ended March 31, 2013 and 2012:

	Three Months Ended March 31		Nine Months Ended March 31
	2013	2012	2013	2012

Net Income (Loss) – Basic	$(349,994)	$(492,139)	$(1,614,572)	$1,181,427
Interest Expense on Senior Convertible Notes	–	–	–	28,958
Net Income (Loss) – Diluted	$(349,994)	$(492,139)	$(1,614,572)	$1,210,385

Basic Weighted Average Shares Outstanding	4,279,467	1,245,339	3,211,274	1,135,432
Potentially Dilutive Securities	–	–	–	108,095
Diluted Weighted Average Shares Outstanding	4,279,467	1,245,339	3,211,274	1,243,527

Income (Loss) Per Share
Basic	$(0.08)	$(0.40)	$(0.50)	$1.04
Diluted	$(0.08)	$(0.40)	$(0.50)	$0.97

The number of shares issuable upon the exercise of outstanding stock options and warrants that were excluded from the computation as their effect was antidilutive was approximately 3,435,000 and 811,000 for the three months ended March 31, 2013 and 2012, respectively, and approximately 3,435,000 and 620,000 for the nine months ended March 31, 2013 and 2012, respectively.

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

2.	INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

	March 31, 2013	June 30, 2012
Raw Materials	$298,244	$277,392
Work-In-Progress	348,588	289,748
Finished Goods	196,443	115,760
Total Inventories	$843,275	$682,900

3.	10% SENIOR SECURED CONVERTIBLE NOTES

On June 25, 2008, the Company entered into a purchase agreement, as amended on December 11, 2008, with institutional and other accredited investors (the “Investors”) pursuant to which it sold a total of $600,000 of 10% Senior Secured Convertible Notes (the “Notes”). The Company repaid the outstanding principal and accrued interest respectively owed to Special Situations Fund III QP, L.P. and Special Situations Private Equity Fund, L.P. on December 15, 2011, and repaid the outstanding obligations owed to Mr. Arnold Schumsky on September 28, 2012. As of September 28, 2012, the Notes held by the Investors have been satisfied in full and the obligations thereunder have been terminated.

The Notes consisted of the following:

	March 31, 2013	June 30, 2012
10% Senior Secured Convertible Notes issued on June 25, 2008, convertible into common stock at $1.25 per share, bearing interest at 10% per annum. Outstanding principal and accrued interest were due at maturity, September 30, 2012	$–	$50,000
Accrued interest—10% coupon due on September 30, 2012	–	1,250
	$–	$51,250

4.	STOCK-BASED COMPENSATION

Stock-based compensation costs recognized during the quarters ended March 31, 2013 and 2012 amounted to $52,898 and $34,260, respectively, and the costs were included in the accompanying consolidated statements of operations in: selling, general and administrative expenses (2013 - $50,440; 2012 - $33,360), research and development expenses (2013 - $550; 2012 - $0) and cost of goods sold (2013 - $1,908; 2012 - $900). Stock-based compensation costs recognized during the nine month periods ended March 31, 2013 and 2012 amounted to $73,913 and $52,160, respectively, and were included in the accompanying consolidated statements of operations in: selling, general and administrative expenses (2013 - $66,539; 2012 - $45,860), research and development expenses (2013 - $1,650; 2012 - $0) and cost of goods sold (2013 - $5,724; 2012 - $6,300). No compensation has been capitalized because such amounts would have been immaterial.  No income tax provision was recorded in the third quarter or first nine months of fiscal years 2013 or 2012 because of the losses generated or the availability of loss carryforwards to offset any anticipated taxable income.

There were no stock option grants or cancellations during the quarter ended March 31, 2013.

As of March 31, 2013, the unrecognized compensation costs related to options vesting of $167,442 will be recognized over a period of approximately 1.25 years.

Information related to the stock options outstanding as of March 31, 2013 is as follows:

Range of Exercise Prices	Number of Shares	Weighted-Average Remaining Contractual Life (years)	Weighted-Average Exercise Price	Exercisable Number of Shares	Exercisable Weighted-Average Exercise Price
$1.20	207,800	8.93	$1.20	57,800	$1.20
$0.85	9,000	9.76	0.85	9,000	0.85
$0.55	51,000	8.87	0.55	20,334	0.55
$0.27	40,000	8.29	0.27	20,000	0.27
$1.35	1,200	6.65	1.35	1,200	1.35
$1.25	1,200	5.66	1.25	1,200	1.25
$6.25	1,600	3.67	6.25	1,600	6.25
$7.75	1,200	4.66	7.75	1,200	7.75
$11.50	800	2.67	11.50	800	11.50
$13.75	50,427	3.11	13.75	50,427	13.75
$20.75	37,360	2.21	20.75	37,360	20.75
$0.27–$20.75	401,587	7.46	$4.48	200,921	$7.93

The aggregate intrinsic value of the Company’s “in-the-money” outstanding and exercisable options as of March 31, 2013 was $11,200 and $5,600, respectively.

5.	SALE OF STOCK

On September 28, 2012, the Company closed on agreements with accredited investors (the “Investors”) for the sale and purchase of units consisting of an aggregate of (i) 2,777,795 shares of the Company’s common stock, and (ii) warrants to purchase an aggregate of 1,944,475 shares of common stock, at a per unit price of $0.90. Each unit consisted of one share of common stock and 70% warrant coverage. The warrants have an exercise price of $1.25 per share, subject to adjustment and a call provision if certain market price targets are reached, an expiration date of September 28, 2017, and are exercisable in whole or in part, at any time prior to expiration. Certain directors and officers participated in the offering and purchased a total aggregate amount of approximately $80,000 of units in the offering.

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

In conjunction with the offering, the Company also entered into a registration rights agreement dated September 28, 2012 with the Investors, whereby it was obligated to file a registration statement with the Securities and Exchange Commission (the “SEC”) on or before thirty calendar days after September 28, 2012 to register the resale by the Investors of the 2,777,795 shares of common stock purchased in the offering, and the 1,944,475 shares of common stock underlying the warrants purchased in the offering. The Company filed a registration statement with the SEC on October 26, 2012, prior to the filing deadline. The registration statement became effective on December 14, 2012. The Company is obligated to continue to keep the securities registered and, in the event the Company does not comply with such provision of the registration rights agreement, it may have to pay damages to the Investors.

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

During the nine months ended March 31, 2013 and 2012, respectively, the Company sold equipment that was previously written off for proceeds totaling $4,599 and $9,457, respectively, and recorded a gain of $4,599 and $9,457, respectively, which is included within operating expenses in the accompanying consolidated statements of operations.

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

In December 2012, the Company settled $106,149 of accounts payable with a vendor for a negotiated payment of $30,000, and recorded a gain of $76,149. The gain is included within other income for the nine months ended March 31, 2013 in the accompanying consolidated statements of operations.

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

On February 12, 2013, the Company entered into a settlement agreement with Special Situations (the “Settlement Agreement”). Without agreeing to the alleged damages, the Company entered into the Settlement Agreement in order to resolve the claim without requiring a cash payment or extended distraction of its resources away from operational activities. Under the terms of the Settlement Agreement, Special Situations agreed to forego their claims for cash damages. In return, the Company agreed to: (a) issue an aggregate of (i) 350,000 shares of common stock, and (ii) warrants to purchase an aggregate of 350,000 shares of common stock (the “Securities”), and (b) amend the expiration date of the warrants issued to Special Situations in conjunction with the Company’s June 25, 2008 private placement (the “2008 Warrants”), as payment in full of the alleged damages sought by Special Situations. The Securities were issued on February 12, 2013. The expiration date of the 2008 Warrants was amended from June 25, 2015 to May 11, 2017. The new warrants issued in connection with the Settlement Agreement have an exercise price of $1.50 per share, subject to adjustment, expire three years from February 12, 2013, and are exercisable in whole or in part, at any time prior to expiration.

In conjunction with the Settlement Agreement, the Company also entered into a registration rights agreement dated February 12, 2013 with Special Situations, whereby it is obligated to register the resale by Special Situations of the Securities, consisting of 350,000 shares of common stock and the 350,000 shares of common stock underlying the warrants issued on February 12, 2013. A registration statement covering the Securities was declared effective on April 26, 2013.

Letter From one of the Company’s Stockholders

On March 21, 2013, the Company received a letter from one of its stockholders demanding either (i) return of its capital investment in the Company and rescission of the purchase agreement entered into by the Company and the stockholder in September 2012, or (ii) compensation for its alleged damages in the amount of $179,316. The stockholder claims that the Company’s settlement agreement with Special Situations Fund III QP, L.P. and Special Situations Private Equity Fund, L.P., disclosed in the Company’s Current Report on Form 8-K filed February 13, 2013, prompted the stockholder’s letter.

To the Company’s knowledge, the stockholder has not filed a lawsuit. The Company does not believe that the stockholder’s claims have any merit. In the event the stockholder files a lawsuit, it intends to vigorously defend against any claims.

Settlement Agreement with Joel Pitlor

On February 12, 2013, the Company entered into a settlement agreement with one of its directors and stockholders, Joel Pitlor (the “Pitlor Settlement Agreement”). Under the terms of the Pitlor Settlement Agreement, the Company agreed to issue 10,000 shares of common stock and warrants to purchase 10,000 shares of common stock as payment in full of any amounts due to Mr. Pitlor under the registration rights agreement the Company entered into with Mr. Pitlor, and other parties, on February 1, 2007. The shares and warrants were issued on February 12, 2013. The warrants issued in connection with the Pitlor Settlement Agreement have an exercise price of $1.50 per share, subject to adjustment, expire three years from February 12, 2013, and are exercisable in whole or in part, at any time prior to expiration. There are no registration rights associated with the securities acquired pursuant to the Pitlor Settlement Agreement.

By virtue of Mr. Pitlor’s directorship with the Company, he is considered a related party of the Company under federal securities law. The Company’s Board of Directors has acknowledged that Mr. Pitlor’s entry into the Pitlor Settlement Agreement is a related party transaction and has approved such transaction.

Settlement Agreement with Arnold Schumsky

On February 12, 2013, the Company also entered into a settlement agreement with one of its stockholders, Arnold Schumsky (the “Schumsky Settlement Agreement”). The terms of the Schumsky Settlement Agreement and the accompanying Form of Warrant of the Schumsky Settlement Agreement are substantially similar to the terms of the Pitlor Settlement Agreement and the accompanying Form of Warrant of the Pitlor Settlement Agreement. Under the terms of the Schumsky Settlement Agreement, the Company agreed to issue 10,000 shares of common stock and warrants to purchase 10,000 shares of common stock as payment in full of any amounts due to Mr. Schumsky under the registration rights agreement the Company entered into with Mr. Schumsky, and other parties, on February 1, 2007 and under the registration rights agreement the Company entered into with Mr. Schumsky, and other parties, on June 25, 2008. The shares and warrants were issued on February 12, 2013. The warrants issued in connection with the Schumsky Settlement Agreement have an exercise price of $1.50 per share, subject to adjustment, expire three years from February 12, 2013, and are exercisable in whole or in part, at any time prior to expiration. There are no registration rights associated with the securities acquired pursuant to the Schumsky Settlement Agreement.

The Company has estimated the fair value of the non-cash consideration exchanged for settlement of claims with Special Situations, Mr. Pitlor, and Mr. Schumsky on February 12, 2013 to be a total of $629,000 as of December 31, 2012, and has recorded this amount as a non-cash expense and current liability in its consolidated financial statements as of December 31, 2012, and for the quarter and six months then ended.

The Company used the Black-Scholes option-pricing model for determining the estimated fair value of the new warrants to be issued to Special Situations, Mr. Pitlor, and Mr. Schumsky, and for determining the value of the extension of the maturity date of the 2008 Warrants held by Special Situations. The Company valued its issued common stock as of the closing price of the stock at December 31, 2012, which was $0.85 per share.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and notes to those statements included elsewhere in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 and our audited consolidated financial statements for the year ended June 30, 2012 included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on October 15, 2012 and amended on October 26, 2012 to furnish Exhibit 101 to the Form 10-K, which contains the XBRL (eXtensible Business Reporting Language) Interactive Data File for the financial statements and notes included thereto.

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

Results of Operations

Our total revenues for the quarter ended March 31, 2013, the third quarter of our fiscal year 2013, were $655,341, as compared to $382,264 for the same period in the prior year, an increase of $273,077, or 71.4%, and as compared to $498,667 for the quarter ended December 31, 2012, a sequential increase of $156,674, or 31.4%. Our total revenues for the nine months ended March 31, 2013 were $1,717,406, as compared to $1,380,787 for the same period in the prior year, which reflects an increase of $336,619, or 24.4%. The increase in revenues for the quarter and nine months ended March 31, 2013 as compared to the same periods in the prior year was primarily due to higher unit volume sales of the advanced surgical visualization system used in spinal surgery, partially offset by lower unit volume sales of endoscopes, endocouplers and micro optics.

Revenues from our largest customers, as a percentage of our total revenues, for the nine months ended March 31, 2013 and 2012, were as follows:

	2013	2012
Customer A	55%	15%
Customer B	15	36
Customer C	–	11
All Others	30	38
	100%	100%

No other customer accounted for more than 10% of our revenues during those periods.

Gross profit for the quarter ended March 31, 2013 was $158,761, as compared to $10,323 for the same period in the prior year, which reflects an increase of $148,438. Gross profit for the quarter ended March 31, 2013 as a percentage of our revenues was 24.2%, an increase from the gross profit percentage of 2.7% for the same period in the prior year. Gross profit for the nine months ended March 31, 2013 was $368,572, as compared to $260,937 for the same period in the prior year, which reflects an increase of $107,635.

Gross profit for the nine months ended March 31, 2013 as a percentage of our revenues was 21.5%, an increase from the gross profit percentage of 18.9% for the same period in the prior year. The increases in our gross profit percentages for the quarter and nine months ended March 31, 2013 were primarily due to higher overall unit sales volume, partially offset by higher consulting expenses, less favorable product mix and certain nonrecurring manufacturing startup expenses related to the introduction of new products as compared to the same periods in the prior year. Our quarterly gross profit and gross profit percentage depend on a number of factors, including overall sales volume and mix of products sold among others, and therefore vary from quarter to quarter.

Research and development expenses were $159,472 for the quarter ended March 31, 2013, as compared to $198,608 for the same period in the prior year, which reflects a decrease of $39,136, or 19.7%. The decrease in research and development expenses for the quarter ended March 31, 2013 as compared to same period in the prior year was primarily due to lower labor and materials costs incurred on product development activities, and by increased reimbursements received from customers for research and development activities. Quarterly research and development expenses depend on our assessment of new product opportunities and available resources. Research and development expenses were net of reimbursement of related costs of $15,250 and $11,822 during the quarters ended March 31, 2013 and 2012, respectively. Research and development expenses were $533,424 for the nine months ended March 31, 2013, as compared to $498,842 for the same period in the prior year, which reflects an increase of $34,582, or 6.9%.  The increase in the nine month period ended March 31, 2013 as compared to the same period in the prior year was primarily due to higher labor and materials costs incurred on product development activities, partially offset by increased reimbursements received from customers for such activities. Research and development expenses were net of reimbursement of related costs of $76,230 and $49,252 during the nine months ended March 31, 2013 and 2012, respectively.

Selling, general and administrative expenses were $350,180 for the quarter ended March 31, 2013, as compared to $309,913 for the same period in the prior year, which reflects an increase of $40,267, or 13.0%. The increase in selling, general and administrative expenses for the quarter ended March 31, 2013 as compared to the same period in the prior year was primarily due to higher stock-based compensation expenses. Selling, general and administrative expenses were $900,060 for the nine months ended March 31, 2013, as compared to $837,987 for the same period in the prior year, which reflects an increase of $62,073, or 7.4%. The increase in the nine month period ended March 31, 2013 as compared to the same period in the prior year was primarily due to higher stock-based compensation, consulting and insurance expenses.

In December 2012, we settled $106,149 of accounts payable with a vendor for a negotiated payment of $30,000, and recorded a gain of $76,149. The gain is included within other income for the nine months ended March 31, 2013 in the accompanying consolidated statements of operations.

No income tax provision was recorded in the third quarter or nine months of fiscal years 2013 or 2012 because of the availability of loss carryforwards to offset any anticipated taxable income in those fiscal years.

Liquidity and Capital Resources

In July 2011, we received $2.5 million in connection with our entry into an asset purchase agreement with Intuitive Surgical Operations, Inc. This influx of capital allowed us to retire a substantial portion of outstanding long term debt and to satisfy operating cash requirements through September 2012.

On September 28, 2012, we closed on agreements with accredited investors (the “Investors”) for the sale and purchase of units consisting of an aggregate of (i) 2,777,795 shares of our common stock, and (ii) warrants to purchase an aggregate of 1,944,475 shares of common stock, at a per unit price of $0.90. Each unit consisted of one share of common stock and 70% warrant coverage. The warrants have an exercise price of $1.25 per share, subject to adjustment and a call provision if certain market price targets are reached, an expiration date of September 28, 2017, and are exercisable in whole or in part, at any time prior to expiration. We received $2.5 million in gross proceeds from the offering. Certain directors and officers participated in the offering and purchased a total aggregate amount of approximately $80,000 of units in the offering.

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

During the quarter ended March 31, 2013, we incurred a net loss from operations of $349,994 and used cash in operating activities of $343,539, a $142,003 improvement from the cash used in operating activities of $485,542 recorded for the previous quarter ended December 31, 2012. As of March 31, 2013, cash and cash equivalents were $1,278,384, accounts receivable were $283,074, and current liabilities were $657,921.

Capital equipment expenditures during the nine months ended March 31, 2013 were $3,550. Future capital equipment expenditures will be dependent upon future sales and success of ongoing research and development efforts.

Contractual cash commitments for the fiscal years subsequent to March 31, 2013 are summarized as follows:

	2013	2014	Thereafter	Total
Operating Leases	$11,833	$17,180	$6,136	$35,149

We have contractual cash commitments related to open purchase orders as of March 31, 2013 of approximately $186,000.

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

We are excited about the continued development, commercialization, and market acceptance of our new products and technical innovations based upon our unique proprietary technology. As previously announced, we received a follow-on purchase order for $660,000 for custom-designed endoscopes to be manufactured and delivered over a sixteen-month period beginning in July 2013. The endoscopes represent two distinct designs which include various aspects of our unique proprietary MicroprecisionTM lens technology and optical visualization system expertise. As previously disclosed in our Current Report on Form 8-K filed with the Securities and Exchange Commission on April 18, 2012, we accepted an order from a customer to purchase endoscopes for a total purchase amount of $1,032,000 (the “April 2012 Order”). We are continuing to complete pre-production activities to enable shipments against our previously announced orders, including the April 2012 Order, for products incorporating Microprecision™ technology for very small endoscopes and micro medical cameras with diameters on the order of 1 millimeter and smaller. Nearly all validation testing has been successfully completed in connection with the pre-production requirements for the April 2012 Order for small endoscopes. We expect production shipments of this product to begin within the next few months.

We have also focused recent operational efforts on sales and marketing activities intended to broaden awareness of the benefits of our new technology platforms, which we believe are ready for general application to medical device projects requiring surgery-grade visualization from sub-millimeter sized devices and handheld 3D endoscopy. During January and February of 2013, we visited three large medical device companies who are existing customers of ours and conducted successful demonstrations of our latest technology and products. All three of these meetings have led to additional, ongoing discussions related to near- and long-term business opportunities, including, in all three cases, customer-initiated requests for quotations for new products based on our proprietary technology.

From February 5 through February 7, 2013, we attended the SPIE Photonics West Conference in San Francisco, California, where we exhibited our latest technology, and from February 12 through February 14, 2013, we exhibited our technology at the Medical Design & Manufacturing (MD&M) West show located in Anaheim, California. Our new technology has been well received during these recent trade shows, which have already resulted in follow on discussions with a number of existing and new potential customers.

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

Over the past few years, we have implemented significant changes in new product and technology development by shifting the emphasis of research and development efforts from developing underlying technologies to commercializing the applications of these new technologies. These efforts have already been realized to some degree in the area of Microprecision™ lenses with ongoing shipments now in place and with shipments against new orders already received for micro medical camera assemblies expected to begin in the next few months. While most of our current orders for Microprecision™ lenses support medical applications, we are now beginning to explore additional applications including those in the defense and surveillance markets.

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

For the nine months ended March 31, 2013, revenues from our largest customer were 55% of total sales, as compared to 15% of total sales for the same period in the prior year. The concentration of sales to certain significant customers may fluctuate depending on factors such as the magnitude and the timing of receipt and fulfillment of customer orders, and may vary significantly from period to period. However, we believe that the introduction of new products with new customers, including those discussed above, will reduce the influence of any one customer on sales in any specific period.

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

Item 4. Controls and Procedures.

Management’s Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and our Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures, including internal control over financial reporting, were not effective, as of March 31, 2013, to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended (i) is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are intended to be designed to provide reasonable assurance that such information is accumulated and communicated to our management. Based on this evaluation, our management concluded that our internal control over financial reporting was not effective as of March 31, 2013.

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

We believe that the step outlined above strengthens our internal control over financial reporting and mitigates the material weakness described above. As part of our assessment of internal control over financial reporting for the quarter ended March 31, 2013, our management has evaluated this additional control and has determined that it is operating effectively.

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

To address and remediate the material weakness in internal control over financial reporting described above, beginning in the quarter ended September 30, 2009 and continuing through the quarter ended March 31, 2013, we implemented procedures to improve our inventory controls and documentation surrounding inventory valuation for overhead rates, and performed procedures to ensure that the pricing of inventory items was consistent with the supporting documentation. We believe that the step outlined above strengthens our internal control over financial reporting and mitigates the material weakness described above.

We intend to continue to remediate material weaknesses and enhance our internal controls but cannot guarantee that our efforts will result in remediation of our material weaknesses or that new issues will not be exposed in this process.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2013, which is covered by this quarterly report on Form 10-Q, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On February 12, 2013, we entered into a settlement agreement with Special Situations (the “Settlement Agreement”). Without agreeing to the alleged damages, we entered into the Settlement Agreement in order to resolve the claim without requiring a cash payment or extended distraction of our resources away from operational activities. Under the terms of the Settlement Agreement, Special Situations agreed to forego their claims for cash damages. In return, we agreed to: (a) issue an aggregate of (i) 350,000 shares of our common stock, and (ii) warrants to purchase an aggregate of 350,000 shares of our common stock (the “Securities”), and (b) amend the expiration date of the warrants issued to Special Situations in conjunction with our June 25, 2008 private placement (the “2008 Warrants”), as payment in full of the alleged damages sought by Special Situations. The Securities were issued on February 12, 2013. The expiration date of the 2008 Warrants was amended from June 25, 2015 to May 11, 2017. The new warrants issued in connection with the Settlement Agreement have an exercise price of $1.50 per share, subject to adjustment, expire three years from February 12, 2013, and are exercisable in whole or in part, at any time prior to expiration.

In conjunction with the Settlement Agreement, we also entered into a registration rights agreement dated February 12, 2013 with Special Situations, whereby we were obligated to register the resale by Special Situations of the Securities, consisting of 350,000 shares of our common stock and the 350,000 shares of our common stock underlying the warrants issued on February 12, 2013. A registration statement covering the Securities was declared effective on April 26, 2013.

Letter From one of our Stockholders

On March 21, 2013, we received a letter from one of our stockholders demanding either (i) return of its capital investment in our Company and rescission of the purchase agreement entered into by us and the stockholder in September 2012, or (ii) compensation for its alleged damages in the amount of $179,316. The stockholder claims that our settlement agreement with Special Situations Fund III QP, L.P. and Special Situations Private Equity Fund, L.P., disclosed in our Current Report on Form 8-K filed February 13, 2013, prompted the stockholder’s letter.

To our knowledge, the stockholder has not filed a lawsuit. We do not believe that the stockholder’s claims have any merit. In the event the stockholder files a lawsuit, we intend to vigorously defend against any claims.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On February 15, 2013, we issued 6,000 unregistered shares of our common stock to a consultant as consideration for consulting services, and such shares were valued at $4,740.

With respect to the issuance of securities described above, we relied on the Section 4(2) exemption from securities registration under the federal securities laws for transactions not involving any public offering. No advertising or general solicitation was employed in offering the securities. The securities were issued to an accredited investor. The securities were offered for investment purposes only and not for the purpose of resale or distribution, and the transfer thereof was appropriately restricted by us.

Item 3. Defaults Upon Senior Securities.

As of March 31, 2013, we are not in default with respect to any indebtedness.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit	Description

2.1	Asset Purchase Agreement between the Company and Optometrics Corporation, dated January 18, 2008 (included as Exhibit 2.1 to the Form 8-K filed January 25, 2008 and incorporated herein by reference).

3.1	Articles of Organization of Precision Optics Corporation, Inc., as amended (included as Exhibit 3.1 to the Form SB-2 filed March 16, 2007 and incorporated herein by reference).

3.2	Bylaws of Precision Optics Corporation, Inc. (included as Exhibit 3.2 to the Form S-1 filed December 18, 2008 and incorporated herein by reference).

3.3	Articles of Amendment to the Articles of Organization of Precision Optics Corporation, Inc., dated November 25, 2008 and effective December 11, 2008 (included as Exhibit 3.1 to the Form 8-K filed December 11, 2008 and incorporated herein by reference).

4.1	Registration Rights Agreement by and among the Company and each investor named therein, dated February 1, 2007 (included as Exhibit 4.1 to the Form 8-K filed February 2, 2007 and incorporated herein by reference).

4.2	Form of Warrant to Purchase Shares of Common Stock (included as Exhibit 4.2 to the Form 8-K filed February 2, 2007 and incorporated herein by reference).

4.3	Registration Rights Agreement by and among the Company and each investor named therein, dated June 25, 2008 (included as Exhibit 4.1 to the Form 8-K filed June 27, 2008 and incorporated herein by reference).

4.4	Form of Warrant to Purchase Shares of Common Stock, dated June 25, 2008 (included as Exhibit 4.2 to the Form 8-K filed June 27, 2008 and incorporated herein by reference).

4.5	Form of 10% Senior Secured Convertible Note, dated June 25, 2008 (included as Exhibit 4.3 to the Form 8-K filed June 27, 2008 and incorporated herein by reference).

4.6	Form of Warrant to Purchase Shares of Common Stock, dated September 28, 2012 (included as Exhibit 4.1 to the Form 8-K filed October 2, 2012 and incorporated herein by reference).

4.7	Registration Rights Agreement by and among the Company and each investor named therein, dated September 28, 2012 (included as Exhibit 4.2 to the Form 8-K filed October 2, 2012 and incorporated herein by reference).

4.8	Warrant to Purchase Shares of Common Stock issued to Loewen, Ondaatje, McCutcheon USA LTD, dated September 28, 2012 (included as Exhibit 4.3 to the Form 8-K filed October 2, 2012 and incorporated herein by reference).

4.9	Form of Warrant to Purchase Shares of Common Stock (Special Situations Settlement), dated February 12, 2013 (included as Exhibit 4.1 to the Form 8-K filed February 13, 2013 and incorporated herein by reference).

4.10	Registration Rights Agreement by and among the Company, Special Situations Fund III QP, L.P. and Special Situations Private Equity Fund, L.P., dated February 12, 2013 (included as Exhibit 4.2 to the Form 8-K filed February 13, 2013 and incorporated herein by reference).

4.11	Form of Warrant to Purchase Shares of Common Stock (Pitlor and Schumsky Settlement), dated February 12, 2013 (included as Exhibit 4.3 to the Form 8-K filed February 13, 2013 and incorporated herein by reference).

10.1	Precision Optics Corporation, Inc. 1997 Incentive Plan, as amended and restated (included as Exhibit 10.1 to the Form 10-QSB filed November 13, 2003 and incorporated herein by reference).

10.2	Precision Optics Corporation, Inc. 2006 Equity Incentive Plan (included as Exhibit 99.1 to the Form 8-K filed December 4, 2006 and incorporated herein by reference).

10.3	Purchase Agreement by and among the Company and each investor named therein, dated February 1, 2007 (included as Exhibit 10.1 to the Form 8-K filed February 2, 2007 and incorporated herein by reference).

10.4	Form of Incentive Stock Option Certificate (included as Exhibit 10.1 to the Form 10-QSB filed February 14, 2007 and incorporated herein by reference).

10.5	Form of Nonstatutory Stock Option Certificate (included as Exhibit 10.2 to the Form 10-QSB filed February 14, 2007 and incorporated herein by reference).

10.6	Purchase Agreement by and among the Company and each investor named therein, dated June 25, 2008 (included as Exhibit 10.1 to the Form 8-K filed June 27, 2008 and incorporated herein by reference).

10.7	Pledge and Security Agreement by and among the Company and each investor named therein, dated June 25, 2008 (included as Exhibit 10.2 to the Form 8-K filed June 27, 2008 and incorporated herein by reference).

10.8	Consulting Agreement between the Company and Jack P. Dreimiller, dated August 15, 2008 (included as Exhibit 10.1 to the Form 8-K filed August 18, 2008 and incorporated herein by reference).

10.9	Side Letter Agreement between the Company and the investors signatory to the Purchase Agreement, dated November 25, 2008 (included as Exhibit 10.1 to the Form 8-K filed December 11, 2008 and incorporated herein by reference).

10.10	Side Letter Agreement between the Company and the holders signatory to the 10% Senior Secured Convertible Note, dated December 11, 2008 (included as Exhibit 10.15 to the Form S-1 filed December 18, 2008 and incorporated herein by reference).

10.11	Side Letter Agreement between the Company and the holders signatory to the 10% Senior Secured Convertible Note, dated April 2, 2009 (included as Exhibit 10.16 to the Form S-1/A filed April 6, 2009 and incorporated herein by reference).

10.12	Compensation Agreement with Richard E. Forkey, dated December 3, 2010 (included as Exhibit 10.11 to the Form 8-K filed December 6, 2010 and incorporated herein by reference).

10.13	Compensation Agreement with Joseph N. Forkey, dated December 3, 2010 (included as Exhibit 10.12 to the Form 8-K filed December 6, 2010 and incorporated herein by reference).

10.14	Compensation Agreement with Joel R. Pitlor, dated December 3, 2010 (included as Exhibit 10.13 to the Form 8-K filed December 6, 2010 and incorporated herein by reference).

10.15	Asset Purchase Agreement between the Company and Intuitive Surgical Operations, Inc., dated July 27, 2011 (included as Exhibit 10.1 to the Form 8-K filed August 3, 2011 and incorporated herein by reference).

10.16	Amendment to Pledge and Security Agreement by and among the Company and each investor named therein, dated July 27, 2011 (included as Exhibit 10.2 to the Form 8-K filed August 3, 2011 and incorporated herein by reference).

10.17	Demand Note in the amount of $10,000, dated July 13, 2011, issued by the Company to Dr. Joseph N. Forkey (included as Exhibit 10.22 to the Form 10-K filed September 28, 2011, and incorporated herein by reference.)

10.18	Precision Optics Corporation, Inc. 2011 Equity Incentive Plan, dated October 13, 2011 (included as Exhibit 10.2 to Form S-8 filed October 14, 2011, and incorporated herein by reference.)

10.19	Precision Optics Corporation, Inc. 2011 Deferred Compensation Plan, dated October 13, 2011 (included as Exhibit 10.3 to Form S-8 filed October 14, 2011, and incorporated herein by reference.)

10.20	Side Letter Agreement to the Compensation Agreement with Richard E. Forkey, dated October 14, 2011 (included as Exhibit 10.4 to the Form 8-K filed October 19, 2011 and incorporated herein by reference).

10.21	Side Letter Agreement to the Compensation Agreement with Joseph N. Forkey, dated October 14, 2011 (included as Exhibit 10.5 to the Form 8-K filed October 19, 2011 and incorporated herein by reference).

10.22	Side Letter Agreement to the Compensation Agreement with Joel N. Pitlor, dated October 14, 2011 (included as Exhibit 10.6 to the Form 8-K filed October 19, 2011 and incorporated herein by reference).

10.23	Endorsement to 10% Senior Secured Convertible Note by the Company, dated October 31, 2011, and accepted by Special Situations Private Equity Fund, L.P. (included as Exhibit 10.2 to the Form 8-K filed November 3, 2011 and incorporated herein by reference).

10.24	Endorsement to 10% Senior Secured Convertible Note by the Company, dated October 31, 2011, and accepted by Special Situations Fund III QP, L.P. (included as Exhibit 10.3 to the Form 8-K filed November 3, 2011 and incorporated herein by reference).

10.25	Endorsement to 10% Senior Secured Convertible Note by the Company, dated July 31, 2012, and accepted by Arnold Schumsky (included as Exhibit 10.27 to the Form 10-K filed October 15, 2012, and incorporated herein by reference.)

10.26	Endorsement to 10% Senior Secured Convertible Note by the Company, dated August 31, 2012, and accepted by Arnold Schumsky (included as Exhibit 10.28 to the Form 10-K filed October 15, 2012, and incorporated herein by reference.)

10.27	Notice of Repayment of 10% Senior Secured Convertible Note in Full by the Company, dated September 28, 2012, and accepted by Arnold Schumsky (included as Exhibit 10.29 to the Form 10-K filed October 15, 2012, and incorporated herein by reference.)

10.28	Purchase Agreement by and among the Company and each investor named therein, dated September 28, 2012 (included as Exhibit 10.1 to the Form 8-K filed October 2, 2012 and incorporated herein by reference).

10.29	Settlement Agreement by and among the Company, Special Situations Fund III QP, L.P. and Special Situations Private Equity Fund, L.P., dated February 12, 2013 (included as Exhibit 10.1 to the Form 8-K filed February 13, 2013 and incorporated herein by reference).

10.30	Settlement Agreement by and between the Company and Joel Pitlor, dated February 12, 2013 (included as Exhibit 10.2 to the Form 8-K filed February 13, 2013 and incorporated herein by reference).

10.31	Settlement Agreement by and between the Company and Arnold Schumsky, dated February 12, 2013 (included as Exhibit 10.3 to the Form 8-K filed February 13, 2013 and incorporated herein by reference).

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101.INS*	XBRL Instance Document (filed herewith).
101.SCH*	XBRL Taxonomy Extension Schema (filed herewith).
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase (filed herewith).
101.DEF*	XBRL Taxonomy Extension Definition Linkbase (filed herewith).
101.LAB*	XBRL Taxonomy Extension Label Linkbase (filed herewith).
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase (filed herewith).

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRECISION OPTICS CORPORATION, INC.

Date: May 15, 2013	By:	/s/ Joseph N. Forkey
Joseph N. Forkey
Chief Executive Officer (Principal Executive Officer)

Date: May 15, 2013	By:	/s/ Jack P. Dreimiller
Jack P. Dreimiller
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

