Form 10-K
period 2013-06-30
PRECISION OPTICS Corp INC
filed 2013-09-30
CIK 867840

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2013

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________   to __________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant on December 31, 2012 was approximately $1,095,875.25 based on a total of 1,289,265 shares of the registrant’s common stock held by non-affiliates on December 31, 2012, at the closing price of $0.85 per share as reported on the OTCQB market.

The number of shares of outstanding common stock of the registrant as of September 13, 2013 was 4,455,134.

DOCUMENTS INCORPORATED BY REFERENCE:  None.

PRECISION OPTICS CORPORATION, INC.

FORM 10-K

i

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

International Business

We have had negligible direct export sales to date. However, our medical products have received the CE Mark certification, which permits sales into the European Economic Area. In the future, we may establish or use additional production facilities overseas to produce key components for our business, such as lenses. Since the 1990s, we have maintained a Hong Kong subsidiary to support business and quality control activities as required throughout Asia. We believe that the cost savings from such overseas production may be essential to our ability to compete on a price basis in the medical products area particularly and to our profitability generally.

Research and Development

We believe that our future success depends to a large degree on our ability to continue to conceive and develop new optical products and technologies to enhance the performance characteristics and methods of manufacture of existing and new products. Research and development expenses are incurred on our own proprietary products and technology such as Microprecision™ optics, micro medical cameras and 3D endoscopes, as well as on certain custom projects on behalf of customers. Accordingly, we expect to continue to seek to obtain product-related design and development contracts with customers and to invest our own funds on research and development. For the years ended June 30, 2013 and 2012, research and development expenses, net amounted to $630,294 and $664,696, respectively. For the years ended June 30, 2013 and 2012, research and development expenses were net of reimbursement from customers of related costs of $87,496 and $80,023, respectively.

Raw Materials and Principal Suppliers

A key raw material component for our products is precision grade optical glass, which we obtain from a few suppliers, principally SCHOTT North America, Inc. and Ohara Corporation. For optical thin film coatings, the basic raw materials we utilize are metals and dielectric compounds, which we obtain from a variety of chemical suppliers. Certain of the thin film coatings utilized in our products are currently procured from an outside supplier, but most thin film coatings are produced in-house. We believe that our demand for these raw materials and thin film coating services is small relative to the total supply, and that the materials and services required for the production of our products are currently available in sufficient production quantities and will remain available for fiscal year 2014.

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

The patents contained in our current patent portfolio have expiration dates ranging from May 2014 to August 2026. We are not aware of any infringements of these patents. While we believe that our pending applications relate to patentable devices or concepts, these patents may not ultimately be issued and we may not be able to successfully defend these patents or effectively limit the development of competitive products and services.

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

Employees

As of June 30, 2013, we had 32 employees, 27 of which were full-time employees. There were 18 employees in manufacturing, 5 in engineering/research and development, 1 in sales and marketing and 8 in finance and administration. We are not a party to any collective bargaining agreements. We believe our relations with our employees are good.

Customers

Revenues from our largest customers, as a percentage of total revenues, for fiscal years 2013 and 2012 were as follows:

	2013	2012
Customer A	54%	22%
Customer B	13	34
All others	33	44
	100%	100%

No other customer accounted for more than 10% of our revenues in fiscal years 2013 and 2012. At June 30, 2013, receivables from our three largest customers were 26%, 24% and 12%, respectively, of total accounts receivable.

Environmental Matters

Our operations are subject to a variety of federal, state and local laws and regulations relating to the discharge of materials into the environment or otherwise relative to the protection of the environment. From time to time, we use a small amount of hazardous materials in our operations. We believe that we currently comply with all applicable environmental laws and regulations and intend to do our best efforts to remain in compliance.

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

In the fiscal year ended June 30, 2013, our two largest customers represented approximately 54% and 13%, respectively, of our total revenues. In the fiscal year ended June 30, 2012, our two largest customers represented approximately 34% and 22%, respectively, of our total revenues. No other customer accounted for more than 10% of our revenues during those periods. At June 30, 2013, receivables from our three largest customers were 26%, 24% and 12%, respectively, of the total accounts receivable.

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

At June 30, 2013, receivables from our three largest customers were 26%, 24% and 12%, respectively, of the total accounts receivable. While we believe we have a varied customer base and have experienced strong collections in the past, if current economic conditions fail to improve we may experience changes in our customer base, including reductions in purchasing commitments, which could also have a material adverse effect on our revenues and liquidity. We have not purchased insurance on our accounts receivable balances.

We rely heavily upon the talents of our Chief Executive Officer, the loss of whom could severely damage our business.

Our performance depends to a large extent on a small number of key scientific, technical, managerial and marketing personnel. In particular, we believe our success is highly dependent upon the services and reputation of our Chief Executive Officer, Dr. Joseph N. Forkey. The loss of Dr. Forkey’s services could severely damage our business. Dr. Forkey provides highly valuable contributions to our capabilities in optical instrument development, in management of new technology and in potentially significant longer-term Company initiatives related to biophysics and biomedical instrumentation.

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

The FDA has granted us clearance to market the medical products we currently sell in the United States. However, prior FDA approval may be required before we can market additional medical products that we may develop in the future. We may also seek to sell current or future medical products in a manner that requires us to obtain FDA permission to market such products. We may also require the regulatory approval or license of other federal, state or local agencies or comparable agencies in other countries.

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

Like any manufacturer, we are and always have been exposed to liability claims resulting from the use of our products. We maintain product liability insurance to cover us in the event of liability claims, and as of September 15, 2013, no such claims have been asserted or threatened against us. However, our insurance may not be sufficient to cover all possible future product liabilities.

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

Our common stock was delisted from the NASDAQ Capital Market at the opening of business on December 27, 2005. Our common stock (OTCQB: PEYE) is quoted on OTCQB, the OTC market tier for companies that report to the SEC. We expect our common stock to continue to be quoted on the OTCQB for the foreseeable future. Broker-dealers may decline to trade in OTCQB stocks given the market for such securities is often limited, the stocks are more volatile and the risk to investors is greater. These factors may reduce the potential market for our common stock by reducing the number of potential investors. This may make it more difficult for investors in our common stock to sell shares to third parties or to otherwise dispose of their shares. This could cause our stock price to decline.

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

As of June 30, 2013, there were 400,087 shares of our common stock issuable upon exercise of stock options outstanding, at a weighted average exercise price of $4.47 per share. A total of 117,200 shares and 36,198 shares, respectively, of our common stock, including shares rolled forward from the 1997 Incentive Plan, are reserved for issuance under our 2011 and 2006 Equity Incentive Plans as of June 30, 2013. As of June 30, 2013, there are also warrants outstanding for the issuance of an aggregate of an additional 2,994,599 shares of our common stock, at a weighted average exercise price of $1.25 per share. Moreover, we expect to issue additional shares and options to purchase shares of our common stock to compensate employees, consultants and directors, and we may issue additional shares to raise capital. Any such issuances will have the effect of further diluting the interest of the holders of our securities.

ITEM 2.  PROPERTIES.

We conduct our domestic operations at two facilities in Gardner, Massachusetts. The main Gardner facility is leased from a corporation owned by an individual who serves on our board of directors. The lease terminated in December 1999 and we are currently a tenant-at-will, paying rent of $9,000 per month. We rent the other Gardner facility on a month-to-month basis. We also rent office space in Hong Kong for sales, marketing and supplier quality control and liaison activities related to our Hong Kong subsidiary.

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

ITEM 3.  LEGAL PROCEEDINGS.

On March 21, 2013, we received a letter from one of our stockholders demanding either (i) return of its capital investment in our Company and rescission of the purchase agreement entered into by us and the stockholder in September 2012, or (ii) compensation for its alleged damages in the amount of $179,316. The stockholder claims that our settlement agreement with Special Situations Fund III QP, L.P. and Special Situations Private Equity Fund, L.P., as disclosed in our Current Report on Form 8-K filed with the Securities and Exchange Commission on February 13, 2013, prompted the stockholder’s letter.

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

	High	Low
For the Fiscal Year Ended June 30, 2012
First Quarter ended September 30, 2011	$1.35	$1.25
Second Quarter ended December 31, 2011	$1.45	$1.25
Third Quarter ended March 31, 2012	$1.45	$0.13
Fourth Quarter ended June 30, 2012	$2.01	$1.10

For the Fiscal Year Ended June 30, 2013
First Quarter ended September 30, 2012	$1.50	$0.85
Second Quarter ended December 31, 2012	$1.19	$0.80
Third Quarter ended March 31, 2013	$0.90	$0.44
Fourth Quarter ended June 30, 2013	$0.86	$0.25

For the Fiscal Year Ended June 30, 2014
First Quarter ended September 30, 2013 (through September 15, 2013)	$1.09	$0.33

Holders

As of September 15, 2013, we had approximately 100 holders of record of our common stock. Holders of record include nominees who may hold shares on behalf of multiple owners.

Dividends

We have not declared any dividends during the last two fiscal years. At present, we intend to retain our earnings, if any, to finance research and development and expansion of our business.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

We did not issue any unregistered equity securities during the quarter ended June 30, 2013.

Securities Authorized for Issuance under Equity Compensation Plans

The following table summarizes information about our equity compensation plans as of June 30, 2013.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	192,287	$8.05	36,198
Equity compensation plans not approved by security holders	207,800	$1.20	117,200
Total	400,087	$4.49	153,398

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

The areas in which we do business are highly competitive and include both foreign and domestic competitors. Many of our competitors are larger and have substantially greater resources than we do. Furthermore, other domestic or foreign companies, some with greater financial resources than we have, may seek to produce products or services that compete with ours. We routinely outsource specialized production efforts as required to obtain the most cost effective production. Over the years, we have achieved extensive experience collaborating with other optical specialists worldwide.

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

Results of Operations for the Fiscal Year Ended June 30, 2013 Compared to the Fiscal Year Ended June 30, 2012

Total revenues for fiscal year 2013 were $2,519,743, an increase of $367,347, or 17.1%, from revenues for fiscal year 2012 of $2,152,396. The increase in revenues for fiscal year 2013 as compared to the prior year was due to higher unit volume sales of micro optics and higher unit volume sales of the advanced surgical visualization system used in spinal surgery, partially offset by lower unit volume sales of endoscopes and couplers. The increase in unit volume sales of micro optics and of the advanced surgical visualization system used in spinal surgery was accompanied by decreases in average product sales prices of those products, totaling approximately $22,000.

Revenues from our largest customers, as a percentage of total revenues, were as follows:

	Year Ended June 30
	2013	2012
Customer A	54%	22%
Customer B	13	34
All others	33	44
	100%	100%

No other customer accounted for more than 10% of our revenues in fiscal years 2013 and 2012.

Gross profit for fiscal year 2013 of $654,428 reflected an increase of $97,022 as compared to gross profit for fiscal year 2012 of $557,406. Gross profit as a percentage of revenues for fiscal year 2013 was 26.0% and remained relatively flat as compared to gross profit as a percentage of revenues for fiscal year 2012 of 25.9%. The slight increase in our gross profit percentage was due primarily to higher overall unit sales volume, partially offset by less favorable product mix and certain nonrecurring manufacturing startup expenses related to the introduction of new products.

Research and development expenses, net were $630,294 for fiscal year 2013 as compared to $664,696 for fiscal year 2012. The decrease of $34,402, or 5.2%, for fiscal year 2013 as compared to the prior year was due primarily to lower spending on R&D related efforts. Research and development expenses depend on our assessment of new product opportunities and available resources. Research and development expenses were net of reimbursement from customers of related costs of $87,496 during fiscal year 2013 and $80,023 during fiscal year 2012.

Selling, general and administrative expenses increased by $73,476, or 6.2%, to $1,261,141 for fiscal year 2013 as compared to $1,187,665 for fiscal year 2012. The increase for fiscal year 2013 was primarily due to higher stock-based compensation, consulting and insurance expenses.

The gain on sale of patents of $2,276,286 in fiscal year 2012 reflects gross proceeds of $2,500,000 (less transaction expenses of $36,829 and book value of patents of $186,885) in connection with the sale of certain intellectual property to Intuitive Surgical.

The gain on sale of assets and other in fiscal years 2013 and 2012 of $4,498 and $10,226, respectively, represents primarily the sale of previously written off assets for proceeds of $4,498 and $10,226, respectively.

Interest expense decreased by $28,800 during fiscal year 2013 to $1,408 as compared to interest expense in fiscal year 2012 of $30,208. The decrease for fiscal year 2013 as compared to the prior year was due to repayment of our 10% senior convertible notes in fiscal years 2013 and 2012, resulting in an overall lower average debt balance.

In December 2012, we settled $106,149 of accounts payable with a vendor for a negotiated payment of $30,000, and recorded a gain of $76,149. The gain is included within other income in the accompanying consolidated statements of operations.

The income tax provisions in fiscal years 2013 and 2012 represent the minimum statutory state income tax liability.

Liquidity and Capital Resources

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

We intend to build upon our recent successes in operational results, technology development and new product introductions. We believe the following technology areas continue to represent significant opportunities for future sales growth of our Company:

•	Microprecision™ optical elements and micro medical camera assemblies with sizes on the order of 1 mm and smaller, that enable the introduction of imaging capabilities in locations in the body previously inaccessible; and
•	next generation handheld 3D endoscopes that provide high definition 3D images for use in minimally invasive surgery.

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

We have sustained recurring net operating losses for several years. During the year ended June 30, 2013, we incurred a net loss from operations of $1,232,509 and used cash in operations of $1,293,392, a $292,123 improvement from the cash used in operating activities of $1,585,515 during the previous fiscal year. For the quarter ended June 30, 2013, cash used in operating activities was $236,185, a $107,354 improvement from the cash used in operating activities of $343,539 recorded for the previous quarter ended March 31, 2013. As of June 30, 2013, cash and cash equivalents were $1,034,587, accounts receivable were $278,700, and current liabilities were $592,886.

Capital equipment expenditures during fiscal year 2013 and 2012 were $3,550 and $0, respectively. Future capital equipment expenditures will be dependent upon future sales and success of on-going research and development efforts.

Contractual cash commitments for the fiscal years subsequent to June 30, 2013 are summarized as follows:

	2014	2015	Thereafter	Total
Operating Leases	$40,557	$6,330	$–	$46,887

As of June 30, 2013, we had contractual cash commitments related to open purchase orders for fiscal year 2014 of approximately $163,000.

Trends and Uncertainties That May Affect Future Results

During fiscal year 2010 after implementing a number of changes to reduce cash usage and increase sales and profitability, our cash flow was positive for the first time in many years. In fiscal year 2011, the major focus of our senior management shifted to finding a long-term solution to our obligations under the 10% Senior Secured Convertible Notes (the “Notes”) issued on June 25, 2008, which initially became due just before the beginning of fiscal year 2011. While we continued to work during fiscal year 2011 to advance product development and sales and marketing efforts, the requirement to find a solution for the Notes while simultaneously continuing operations of our Company with limited capital resources resulted in an overall reduction in sales volume and delay of business plans. With the consummation of an asset purchase agreement with Intuitive Surgical Operations, Inc. in July 2011, we received sufficient cash to retire the Notes, and to provide working capital for our Company. On September 28, 2012, we received $2.5 million in connection with our completion of an offering of stock and warrants, and we anticipate the proceeds will be used for working capital purposes and for the development of new products. With the fiscal year 2013 year-over-year increase in sales of 17.1%, we are beginning to see the effect of management’s renewed focus on operations.

We are excited about the continued development, commercialization, and market acceptance of our new products and technical innovations based upon our unique proprietary technology. In March 2013, we received a follow-on purchase order for $660,000 for custom-designed endoscopes to be manufactured and delivered over a sixteen-month period beginning in July 2013. The delivery schedule on this order was recently accelerated by the customer to request deliveries over a ten-month period beginning in July 2013. The order is from one of our largest medical customers and the requested endoscopes represent two distinct designs which include various aspects of our unique proprietary MicroprecisionTM lens technology and optical visualization system expertise. As previously disclosed in our Current Report on Form 8-K filed with the Securities and Exchange Commission on April 18, 2012, we accepted an order from a customer to purchase endoscopes for a total purchase amount of $1,032,000 (the “April 2012 Order”). We recently completed pre-production activities and are now beginning shipments against previously announced orders, including the April 2012 Order, for products incorporating Microprecision™ technology for very small endoscopes and micro medical cameras with diameters on the order of 1 millimeter and smaller.

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

In June 2013, we attended the Medical Design & Manufacturing (MD&M) East show located in Philadelphia, Pennsylvania. Our new technology was well received during this show and other recent trade shows, which have resulted in numerous follow-on discussions with a number of existing and new potential customers.

Due to the introductory stage of many of our new products and the unpredictable timing of orders from customers, it is difficult to predict with certainty the detailed rate of future revenue growth. However, during the last 12 months, we have received significant new orders for a number of new products including the April 2012 Order for small endoscopes and an approximate $250,000 order for micro medical camera assemblies, both of which rely on our Microprecision™ lens technology. We believe these orders will help to increase our revenues in future quarters. Also, we expect that current discussions with existing and new potential customers could lead to increases in our revenues. To continue to support orders for new products as well as ongoing and future discussions, we intend to continue to develop and commercialize new products and technical innovations, including:

—	new components and instruments utilizing our patented Microprecision™ lens technology for optical components and micro medical camera assemblies with sizes on the order of 1 mm and smaller; and

—	new 3D imaging technology for use in handheld 3D endoscopes, and for 3D monitor based visualization through surgical microscopes.

Over the past few years, we have implemented significant changes in new product and technology development by shifting the emphasis of research and development efforts from developing underlying technologies to commercializing the applications of these new technologies. These efforts have already been realized to some degree in the area of Microprecision™ lenses with ongoing shipments now in place, including shipments against orders for micro medical camera assemblies. While most of our current orders for Microprecision™ lenses support medical applications, we are now beginning to explore additional applications including those in the defense and surveillance markets.

We have developed and manufactured prototypes of a new 3D endoscope with high definition quality imaging and 10 mm diameter for use in general laparoscopic surgery. This next generation 3D endoscope has been evaluated by a number of medical professionals and has been received enthusiastically. We believe that with the advent of commercially available high quality flat panel 3D displays, handheld 3D endoscopy represents an opportunity for sales growth for our Company. In addition, the technology we have developed for 3D endoscopy can also be used for 3D monitor based visualization through surgical microscopes. We are now in discussions with a major medical product supplier to leverage our 3D technology for use with surgical microscopes.

For fiscal year 2013, revenues from our largest customer were 54% of total sales, as compared to 22% of total sales for the same period in the prior year. The concentration of sales to certain significant customers may fluctuate depending on factors such as the magnitude and the timing of receipt and fulfillment of customer orders, and may vary significantly from period to period. However, we believe that the introduction of new products with new customers, including those discussed above, will reduce the influence of any one customer on sales in any specific period.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

Precision Optics Corporation, Inc.:

We have audited the accompanying consolidated balance sheets of Precision Optics Corporation, Inc. and subsidiaries (the Company) as of June 30, 2013 and 2012 and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal controls over financial reporting. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Precision Optics Corporation, Inc. and subsidiaries as of June 30, 2013 and 2012 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Stowe & Degon LLC

Westborough, Massachusetts

September 23, 2013

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

Consolidated Balance Sheets at June 30, 2013 and 2012

	2013	2012
ASSETS
Current Assets:
Cash and cash equivalents	$1,034,587	$145,923
Accounts receivable (net of allowance for doubtful accounts of $15,000 in 2013 and $11,446 in 2012)	278,700	341,900
Inventories	896,173	682,900
Prepaid expenses	61,567	33,719
Total current assets	2,271,027	1,204,442
Fixed Assets:
Machinery and equipment	2,367,029	2,355,968
Leasehold improvements	553,596	553,596
Furniture and fixtures	148,303	148,303
Vehicles	19,674	19,674
	3,088,602	3,077,541
Less—Accumulated depreciation and amortization	3,056,554	3,035,584
Net fixed assets	32,048	41,957
	$2,303,075	$1,246,399
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
10% senior secured convertible notes	$–	$51,250
Accounts payable	289,255	410,316
Customer advances	38,044	6,387
Accrued employee compensation	151,915	171,205
Accrued professional services	70,000	62,000
Accrued warranty expense	25,000	25,000
Other accrued liabilities	18,672	912
Total current liabilities	592,886	727,070
Commitments (Note 3)
Stockholders’ Equity:
Common stock, $0.01 par value: 50,000,000 shares authorized; 4,455,134 and 1,251,339 shares issued and outstanding at June 30, 2013 and June 30, 2012, respectively	44,551	12,513
Additional paid-in capital	41,955,717	39,009,215
Accumulated deficit	(40,290,079)	(38,502,399)

Total stockholders’ equity	1,710,189	519,329
	$2,303,075	$1,246,399

The accompanying notes are an integral part of these consolidated financial statements.

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

for the Years Ended June 30, 2013 and 2012

	2013	2012
Revenues	$2,519,743	$2,152,396
Cost of Goods Sold	1,865,315	1,594,990
Gross profit	654,428	557,406
Research and Development Expenses, net	630,294	664,696
Selling, General and Administrative Expenses	1,261,141	1,187,665
Gain on Sale of Assets	(4,498)	(10,226)
Total operating expenses	1,886,937	1,842,135
Operating loss	(1,232,509)	(1,284,729)
Gain on Sale of Patents	–	2,276,286
Non-cash provision for Claims for Liquidated Damages	(629,000)	–
Other Income	76,149	535
Interest Expense	(1,408)	(30,208)
Income (Loss) before provision for income taxes	(1,786,768)	961,884
Provision for Income Taxes	912	912
Net Income (loss)	$(1,787,680)	$960,972
Income (Loss) Per Share:
Basic	$(0.51)	$0.83
Diluted	$(0.51)	$0.78

Weighted Average Common Shares Outstanding:
Basic	3,521,387	1,163,775
Diluted	3,521,387	1,275,938

The accompanying notes are an integral part of these consolidated financial statements.

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

for the Years Ended June 30, 2013 and 2012

	Number of Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)

Balance, July 1, 2011	971,013	$9,710	$38,259,029	$(39,463,371)	$(1,194,632)
Restricted stock issued to officers and directors	245,326	2,453	672,192	–	674,645
Stock-based compensation	35,000	350	77,994	–	78,344
Net income	–	–	–	960,972	960,972
Balance, June 30, 2012	1,251,339	$12,513	$39,009,215	$(38,502,399)	$519,329
Proceeds from sale of common stock and warrants	2,777,795	27,778	2,163,340	–	2,191,118
Exercise of warrants	50,000	500	49,500	–	50,000
Issuance of common stock to settle claims for liquidated damages	370,000	3,700	625,300	–	629,000
Stock-based compensation	6,000	60	108,362	–	108,422
Net loss	–	–	–	(1,787,680)	(1,787,680)
Balance, June 30, 2013	4,455,134	$44,551	$41,955,717	$(40,290,079)	$1,710,189

The accompanying notes are an integral part of these consolidated financial statements.

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows for the

Years Ended June 30, 2013 and 2012

	2013	2012
Cash Flows from Operating Activities:
Net income (loss)	(1,787,680)	$960,972
Adjustments to reconcile net loss to net cash used in operating activities-
Depreciation and amortization	20,970	23,368
Gain on sale of patents	–	(2,276,286)
Gain on sale of assets	(4,498)	(10,226)
Gain on settlement of accounts payable	(76,149)	–
Provision for inventory write-down	19,337	14,033
Stock-based compensation expense	108,422	78,344
Non-cash provision for settlement of claims for liquidated damages	629,000	–
Non-cash interest expense	1,250	30,208
Changes in operating assets and liabilities-
Accounts receivable, net	63,200	(193,076)
Inventories	(232,610)	(30,648)
Prepaid expenses	(27,848)	3,945
Accounts payable	(44,912)	(129,079)
Customer advances	31,657	(29,905)
Accrued expenses	6,469	(27,165)
Net cash used in operating activities	(1,293,392)	(1,585,515)

Cash Flows from Investing Activities:
Net proceeds from sale of patents	–	2,463,171
Proceeds from sale of assets	4,498	10,226
Purchases of property and equipment	(11,061)	(1,724)
Net cash provided by (used in) investing activities	(6,563)	2,471,673

Cash Flows from Financing Activities:
Gross proceeds from September 2012 private placement of common stock and warrants	2,500,015	–
Private placement expenses incurred and paid	(308,896)	–
Payment of principal and interest on 10% Senior Convertible Notes	(52,500)	(759,791)
Proceeds from exercise of warrants to purchase common stock (50,000 shares)	50,000	–
Net cash provided by (used in) financing activities	2,188,619	(759,791)
Net increase in cash and cash equivalents	888,664	126,367
Cash and cash equivalents, beginning of year	145,923	19,556
Cash and cash equivalents, end of year	$1,034,587	$145,923

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for income taxes	$912	$912

Supplemental Disclosure of Noncash Investing and Financing Activities:
Issuance of common stock to satisfy deferred compensation obligations (245,326 shares)	$–	$674,645

The accompanying notes are an integral part of these consolidated financial statements.

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(1)           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)           Nature of Business

Precision Optics Corporation, Inc. (the “Company”) designs, develops, manufactures and sells specialized optical systems and components and optical thin-film coatings. The Company conducts business in one industry segment only and its customers are primarily domestic. The Company’s products and services fall into two principal areas: (i) medical products for use by hospitals and physicians; and (ii) advanced optical system design and development services and products used by military and industrial customers.

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

Revenues for industrial and medical products sold in the normal course of business are recognized upon shipment when delivery terms are FOB shipping point and all other revenue recognition criteria have been met. Gross shipping charges reimbursable from customers, to deliver product, are insignificant and are included in “Revenues” section of the Company’s consolidated statement of operations, while shipping costs are classified in the “selling, general and administrative expenses” section of the Company’s consolidated statement of operations.

(d)           Cash and Cash Equivalents

The Company includes in cash equivalents all highly liquid investments with original maturities of three months or less at the time of acquisition. Cash and cash equivalents of $1,034,587 and $145,923 at June 30, 2013 and 2012, respectively, consist primarily of cash at banks and money market funds. The Company maintains its cash and cash equivalents in bank deposit accounts that, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on its cash and cash equivalents.

(e)           Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and include material, labor and manufacturing overhead. The components of inventories at June 30, 2013 and 2012 are as follows:

	2013	2012
Raw material	$302,448	$277,392
Work-in-progress	392,991	289,748
Finished goods	200,734	115,760
	$896,173	$682,900

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

During fiscal year 2013, the Company recorded a pre-tax non-cash provision for slow-moving and obsolete inventories of $19,337. During fiscal year 2012, the Company recorded a pre-tax non-cash provision for slow-moving and obsolete inventories of $14,033.

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

Depreciation expense was $20,970 and $20,269 for the years ended June 30, 2013 and 2012, respectively.

(g)           Significant Customers and Concentration of Credit Risk

Financial instruments that subject the Company to credit risk consist primarily of cash equivalents and trade accounts receivable. The Company places its investments with highly rated financial institutions. The Company has not experienced any losses on these investments to date. At June 30, 2013, receivables from the Company’s three largest customers were 26%, 24% and 12% of the total accounts receivable. At June 30, 2012, receivables from the Company’s two largest customers were 31% and 27%, of the total accounts receivable. No other customer accounted for more than 10% of the Company’s receivables as of June 30, 2013 and 2012. The Company has not experienced any material losses related to accounts receivable from individual customers. The Company generally does not require collateral or other security as a condition of sale, rather it relies on credit approval, balance limitation and monitoring procedures to control credit risk of trade account financial instruments. Management believes that allowances for doubtful accounts, which are established based upon review of specific account balances and historical experience, are adequate.

Revenues from the Company’s largest customers, as a percentage of total revenues, were as follows:

	Year Ended June 30
	2013	2012
Customer A	54%	22%
Customer B	13	34
All others	33	44
	100%	100%

No other customer accounted for more than 10% of the Company’s revenues in fiscal years 2013 and 2012.

(h)          Income (Loss) per Share

Basic income (loss) per share is computed by dividing net income or net loss by the weighted average number of shares of common stock outstanding during the period. Diluted income (loss) per share is computed by dividing net income or net loss (adjusted by adding back interest expense on the Company’s previously issued senior convertible notes) by the weighted average number of shares of common stock outstanding during the period, plus the number of potentially dilutive securities outstanding during the period such as stock options and warrants and shares issuable upon conversion of senior convertible notes. For the year ended June 30, 2013, the effect of such securities was antidilutive and not included in the diluted calculation because of the net loss generated in that period.

The following is the calculation of income (loss) per share for the years ended June 30, 2013 and 2012:

	Year Ended June 30
	2013	2012

Net Income (Loss) – Basic	$(1,787,680)	$960,972
Interest Expense on Senior Convertible Notes	–	30,208
Net Income (Loss) – Diluted	$(1,787,680)	$991,180

Basic Weighted Average Shares Outstanding	3,521,387	1,163,775
Potentially Dilutive Securities	–	112,114
Diluted Weighted Average Shares Outstanding	3,521,387	1,275,889

Income (Loss) Per Share
Basic	$(0.51)	$0.83
Diluted	$(0.51)	$0.78

The number of shares issuable upon the exercise of outstanding stock options and warrants that were excluded from the computation as their effect was antidilutive was approximately 3,434,000 and 620,000 for the years ended June 30, 2013 and 2012, respectively.

(i)            Stock-Based Compensation

The measurement and recognition of all compensation costs for all stock-based awards made to employees and the Board of Directors are based upon fair value over the requisite service period for awards expected to vest. The Company estimates the fair value of share-based awards on the date of grant using the Black-Scholes option-pricing model. Stock-based compensation costs recognized for the years ended June 30, 2013 and 2012 amounted to $108,422 and $78,344, respectively.

(j)            Patents

Patent costs are amortized using the straight-line method over the shorter of their legal or estimated useful lives, generally five to ten years. Amortization expense was $0 and $3,099 for the years ended June 30, 2013 and 2012, respectively.

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

(m)          Warranty Costs

The Company does not incur future performance obligations in the normal course of business other than providing a standard one-year warranty on materials and workmanship to its customers (except in certain unusual and infrequently occurring situations where extended warranty terms beyond one year are negotiated with the customer). The Company provides for estimated warranty costs at the time product revenue is recognized. Warranty costs have been included as a component of cost of goods sold in the accompanying consolidated statements of operations. The following tables summarize warranty reserve activity for the years ended June 30, 2013 and 2012:

	2013	2012
Balance at beginning of period	$25,000	$25,000
Provision for warranty claims	2,006	1,321
Warranty claims incurred	(2,006)	(1,321)
Balance at end of period	$25,000	$25,000

(n)           Research and Development

Research and development expenses are charged to operations as incurred. The Company groups development and prototype costs and related reimbursements in research and development. For the years ended June 30, 2013 and 2012, research and development expense is shown net of reimbursements of $87,496 and $80,023, respectively, in the accompanying statements of operations.

(o)           Comprehensive Income

Comprehensive income or loss is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owners sources. The Company’s comprehensive loss or income for the years ended June 30, 2013 and 2012 was equal to its net loss for the same periods.

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

(s)           Recent Accounting Pronouncements

In February 2013, the FASB issued ASC 2013-02, which is an update to improve the reporting of reclassifications out of accumulated other comprehensive income (“AOCI”). Companies are also required to present reclassifications by component when reporting changes in AOCI balances. The updated accounting guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2012 on a prospective basis. This guidance is not expected to have a material impact on the Company’s financial condition or results of operations.

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

The Notes consisted of the following:

	June 30, 2013	June 30, 2012
10% Senior Secured Convertible Notes issued on June 25, 2008, convertible into common stock at $1.25 per share, bearing interest at 10% per annum. Outstanding principal and accrued interest were due at maturity, September 30, 2012	$–	$50,000
Accrued interest—10% coupon	–	1,250
	$–	$51,250

(3)           COMMITMENTS

(a)           Related Party Transactions

The Company leases its main Gardner facility from a corporation owned by a member of the Company’s Board of Directors. The Company is currently a tenant-at-will, paying rent of $9,000 per month. Total rent expense paid or accrued to such related party was $108,000 in each of fiscal years 2013 and 2012, and is included in the Company’s accompanying consolidated statements of operations.

The Company made payments to a director totaling $26,606 in fiscal year 2012 for consulting services. It did not incur any such fees in fiscal year 2013.

On September 28, 2012, the Company closed on agreements with investors for the sale and purchase of units consisting of an aggregate of (i) 2,777,795 shares of common stock, and (ii) warrants to purchase an aggregate of 1,944,475 shares of common stock, at a per unit price of $0.90. Each unit consisted of one share of common stock and 70% warrant coverage. The warrants have an exercise price of $1.25 per share, subject to adjustment and a call provision if certain market price targets are reached, expire five years from September 28, 2012, and are exercisable in whole or in part, at any time prior to expiration. The Company received $2.5 million in gross proceeds from the offering.

Certain of the Company’s directors and officers participated in the offering on the same terms as the other investors and purchased a total aggregate amount of approximately $80,000 of units in the offering, in such amounts as follows:

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

On February 12, 2013, the Company entered into a settlement agreement with one of its directors and stockholders, Joel Pitlor (the “Pitlor Settlement Agreement”). Under the terms of the Pitlor Settlement Agreement, the Company issued 10,000 shares of common stock and warrants to purchase 10,000 shares of common stock as payment in full of any amounts due to Mr. Pitlor under the registration rights agreement the Company entered into with Mr. Pitlor, and other parties, on February 1, 2007. The warrants issued in connection with the Pitlor Settlement Agreement have an exercise price of $1.50 per share, subject to adjustment, expire three years from February 12, 2013, and are exercisable in whole or in part, at any time prior to expiration. The Company valued the securities issued to Mr. Pitlor at $17,000.

Transactions with Stockholders Known by the Company to Own 5% or More of the Company’s Common Stock

Special Situations Fund III QP, L.P. and Special Situations Private Equity Fund, L.P.

On June 25, 2008, the Company entered into a purchase agreement, as amended on December 11, 2008, with Special Situations Fund III QP, L.P., Special Situations Private Equity Fund, L.P., and other accredited investors pursuant to which it sold a total of $600,000 of 10% Senior Secured Convertible Notes, referred to as the “Notes,” that are convertible into a total of 480,000 shares of common stock at a conversion rate of $1.25. The Company also issued warrants to purchase a total of 316,800 shares of common stock at an exercise price of $1.75 per share, referred to as the “Warrants.” Interest accrued on the Notes at a rate of 10% per year and was payable in cash upon the earlier of conversion or maturity of the Notes. The original maturity of the Notes was June 25, 2010 and the original expiration date of the Warrants was June 25, 2015, subject to extension. By mutual agreement with the Company, Special Situations Fund III QP, L.P. and Special Situations Private Equity Fund, L.P. agreed to amend its Notes on December 11, 2008, June 25, 2010, July 26, 2010, September 15, 2010, October 15, 2010, November 15, 2010, November 30, 2010, December 1, 2010, December 3, 2010, December 17, 2010, January 10, 2011, January 24, 2011, February 7, 2011, February 25, 2011, March 11, 2011, March 31, 2011, April 14, 2011, April 29, 2011, May 13, 2011, June 3, 2011, June 28, 2011, July 6, 2011, July 20, 2011, July 25, 2011, July 27, 2011, August 31, 2011, September 30, 2011, and October 31, 2011 to extend the “Stated Maturity Date” of the Notes. At the time of each of the amendments of the Notes, Special Situations Fund III QP, L.P. and Special Situations Private Equity Fund, L.P. owned over 5% of the Company’s common stock. Pursuant to the terms of the settlement agreement entered into with Special Situations Fund III QP, L.P. and Special Situations Private Equity Fund, L.P. on February 12, 2013 (as discussed in further detail below), the expiration date of the Warrants held by Special Situations Fund III QP, L.P. and Special Situations Private Equity Fund, L.P. was amended from June 25, 2015 to May 11, 2017. The exercise price of the Warrants may be adjusted downward in the event the Company issues shares of common stock or securities convertible into common stock at a price lower than the exercise price of the Warrants at the time of issuance. On December 15, 2011, the Company repaid Special Situations Fund III QP, L.P. a principal repayment of $275,000 and accrued interest of $95,486, for a total payment of $370,486. On December 15, 2011, the Company repaid Special Situations Private Equity Fund, L.P. a principal repayment of $275,000 and accrued interest of $95,486, for a total payment of $370,486. The Notes held by Special Situations Fund III QP, L.P. and Special Situations Private Equity Fund, L.P. have been satisfied in full and the obligations thereunder have been terminated. The Company registered the shares and the shares underlying the Warrants purchased by Special Situations Fund III QP, L.P. and Special Situations Private Equity Fund, L.P. in the June 2008 private placement in a registration statement that is currently effective.

In the Company’s private placement of common stock and warrants on September 28, 2012, Special Situations Fund III QP, L.P. purchased 611,112 shares of common stock, and warrants to purchase up to 427,779 shares of common stock at an exercise price of $1.25 per share, subject to adjustment and a call provision if certain market price targets are reached, and an expiration date of September 28, 2017. At the time of the transaction, Special Situations Fund III QP, L.P. owned 5% or more of the Company’s common stock. The Company registered the shares and the shares underlying the warrants purchased by Special Situations Fund III QP, L.P. in the September 2012 private placement in a registration statement that is currently effective.

On February 12, 2013, the Company entered into a settlement agreement with Special Situations Fund III QP, L.P. and Special Situations Private Equity Fund, L.P. Under the terms of the settlement agreement, the Company agreed to: (a) issue an aggregate of (i) 350,000 shares of common stock, and (ii) warrants to purchase an aggregate of 350,000 shares of common stock, and (b) amend the expiration date of the warrants issued to Special Situations Fund III QP, L.P. and Special Situations Private Equity Fund, L.P. in conjunction with the Company’s June 25, 2008 private placement (the “2008 Warrants”), as payment in full of the alleged damages sought by Special Situations Fund III QP, L.P. and Special Situations Private Equity Fund, L.P. The expiration date of the 2008 Warrants was amended from June 25, 2015 to May 11, 2017. The warrants issued in connection with the settlement agreement have an exercise price of $1.50 per share, subject to adjustment, expire three years from February 12, 2013, and are exercisable in whole or in part, at any time prior to expiration. The Company valued the securities issued to Special Situations Fund III QP, L.P. and Special Situations Private Equity Fund, L.P. at $595,000. At the time of the transaction, Special Situations Fund III QP, L.P. and Special Situations Private Equity Fund, L.P. owned more than 5% of the Company’s common stock.

Arnold Schumsky

On June 25, 2008, the Company entered into a purchase agreement, as amended on December 11, 2008, with Mr. Arnold Schumsky and other accredited investors pursuant to which it sold a total of $600,000 of 10% Senior Secured Convertible Notes, referred to as the “Notes,” that are convertible into a total of 480,000 shares of common stock at a conversion rate of $1.25. The Company also issued warrants to purchase a total of 316,800 shares of common stock at an exercise price of $1.75 per share, referred to as the “Warrants.” Interest accrued on the Notes at a rate of 10% per year and was payable in cash upon the earlier of conversion or maturity of the Notes. The original maturity of the Notes was June 25, 2010 and the original expiration date of the Warrants was June 25, 2015, subject to extension. By mutual agreement with the Company, Mr. Schumsky agreed to amend his Note on December 11, 2008, June 25, 2010, July 26, 2010, September 15, 2010, October 15, 2010, November 15, 2010, November 30, 2010, December 1, 2010, December 3, 2010, December 17, 2010, January 10, 2011, January 24, 2011, February 7, 2011, February 25, 2011, March 11, 2011, March 31, 2011, April 15, 2011, April 29, 2011, May 13, 2011, June 3, 2011, June 28, 2011, July 6, 2011, July 20, 2011, July 25, 2011, July 27, 2011, August 31, 2011, September 30, 2011, October 31, 2011, December 15, 2011, and January 31, 2012 to extend the “Stated Maturity Date.” On March 31, 2012, Mr. Schumsky further amended his Note to extend the “Stated Maturity Date” of the principal to July 31, 2012 and to modify the Note such that all accrued and unpaid interest on the Note up to and including March 31, 2012 shall be due on or before April 13, 2012, on the condition that the Company issue to him a warrant for 5,000 shares of common stock with an exercise price of $1.20 per share and a term of three years. On April 13, 2012, the Company repaid Mr. Schumsky a payment of the accrued interest of $18,819, and such payment included all accrued and unpaid interest on the Note up to and including March 31, 2012. On May 8, 2012, the Company issued Mr. Schumsky the warrant according to the terms described in the amended Note. On July 31, 2012, Mr. Schumsky further amended his Note to extend the “Stated Maturity Date” of the principal to August 31, 2012. On August 31, 2012, Mr. Schumsky further amended his Note to extend the “Stated Maturity Date” of the principal to September 30, 2012. On September 28, 2012, the Company repaid Mr. Schumsky the outstanding and accrued interest of $2,500 due under his Note and such payment satisfied its obligations in regards to the accrued interest due on the Note in full. On that same date, Mr. Schumsky presented the outstanding principal balance of the Note to the Company and agreed to exchange the $50,000 principal balance of his Note for participation in the Company’s September 2012 private placement and was awarded units consisting of 55,555 shares of common stock and 38,889 warrants upon the same terms as the units sold in the September 2012 private placement. Accordingly, the Note held by Mr. Schumsky has been satisfied in full and the obligations thereunder have been terminated. At the time of each of the amendments and the 2012 transactions, Mr. Schumsky owned 5% or more of the Company’s stock. The Company registered the shares and the shares underlying the Warrants purchased by Mr. Schumsky in the June 2008 private placement in a registration statement that is currently effective.

On September 28, 2012, Mr. Schumsky presented the outstanding principal balance of his Note to the Company and agreed to exchange the $50,000 principal balance of his Note for participation in the Company’s September 2012 private placement. Mr. Schumsky was issued units consisting of 55,555 shares of common stock and warrants to purchase up to 38,889 shares of common stock at an exercise price of $1.25 per share, subject to adjustment and a call provision if certain market price targets are reached, and an expiration date of September 28, 2017. On September 28, 2012, Mr. Schumsky also purchased additional shares in the private placement consisting of 27,779 shares of common stock, and warrants to purchase up to 19,445 shares of common stock at an exercise price of $1.25 per share, subject to adjustment and a call provision if certain market price targets are reached, and an expiration date of September 28, 2017. At the time of the exchange and transaction, Mr. Schumsky owned 5% or more of the Company’s stock. The Company registered the shares and the shares underlying the warrants purchased by Mr. Schumsky in the September 2012 private placement in a registration statement that is currently effective.

On February 12, 2013, the Company entered into a settlement agreement with Mr. Schumsky (the “Schumsky Settlement Agreement”). Under the terms of the Schumsky Settlement Agreement, the Company issued 10,000 shares of common stock and warrants to purchase 10,000 shares of common stock as payment in full of any amounts due to Mr. Schumsky under the registration rights agreement the Company entered into with Mr. Schumsky, and other parties, on February 1, 2007 and under the registration rights agreement the Company entered into with Mr. Schumsky, and other parties, on June 25, 2008. The warrants issued in connection with the Schumsky Settlement Agreement have an exercise price of $1.50 per share, subject to adjustment, expire three years from February 12, 2013, and are exercisable in whole or in part, at any time prior to expiration. The Company valued the securities issued to Mr. Schumsky at $17,000. At the time of the transaction, Mr. Schumsky owned 5% or more of the Company’s stock.

(b)           Operating Lease Commitments

The Company has entered into operating leases for its office space and equipment that expire at various dates through fiscal year 2017. Total future minimum rental payments under all non-cancelable operating leases are $40,557 in fiscal year 2014 and $6,330 in the fiscal years thereafter.

Rent expense on operating leases, excluding the related party rent described above, was $64,627 and $61,089 for the years ended June 30, 2013 and 2012, respectively.

(4)           STOCKHOLDERS’ EQUITY

(a)           Stock Options

Stock-based compensation costs recognized during the year ended June 30, 2013 and 2012 amounted to $108,422 and $78,344, respectively, and were included in the accompanying consolidated statements of operations in: selling, general and administrative expenses (2013 — $98,589; 2012 — $64,910), cost of goods sold (2013 — $7,633; 2012 — $11,234), and research and development expenses, net (2013 — $2,200; 2012 — $2,200). No compensation has been capitalized because such amounts would have been immaterial. There was no net income tax benefit recognized related to such compensation for the years ended June 30, 2013 or 2012, as the Company is currently in a loss position. There were 9,000 stock options granted during the year ended June 30, 2013 and 298,449 stock options granted (net) during the year ended June 30, 2012.

As of June 30, 2013, the unrecognized compensation costs related to options vesting in the future is $132,933. The Company uses the Black-Scholes option-pricing model as the most appropriate method for determining the estimated fair value for the stock awards. The Black-Scholes method of valuation requires several assumptions: (1) the expected term of the stock award; (2) the expected future stock volatility over the expected term; and (3) risk-free interest rate. The expected term represents the expected period of time the Company believes the options will be outstanding based on historical information. Estimates of expected future stock price volatility are based on the historic volatility of the Company’s common stock and the risk free interest rate is based on the U.S. Zero-Bond rate. The Company utilizes a forfeiture rate based on an analysis of the Company’s actual experience. The fair value of options at date of grant was estimated with the following assumptions for options granted in fiscal 2013:

Year Ended
June 30, 2013
Assumptions:
Option life	5.0 years
Risk-free interest rate	1.25%
Stock volatility	479%
Dividend yield	0
Weighted average fair value of grants	$0.85

Stock Option and Other Compensation Plans:

The type of share-based payments currently utilized by the Company is stock options.

The Company has various stock option and other compensation plans for directors, officers, and employees. The Company has the following stock option plans outstanding as of June 30, 2013: the Precision Optics Corporation, Inc. 2011 Equity Incentive Plan (the “2011 Plan”); the Precision Optics Corporation, Inc. 2006 Equity Incentive Plan (the “2006 Plan”), and the Precision Optics Corporation, Inc. Amended and Restated 1997 Incentive Plan (the “1997 Plan”). Vesting periods under the 2011 Plan, the 2006 Plan, and the 1997 Plan are at the discretion of the Board of Directors and typically average three to five years. Options under these Plans are granted at fair market value on the date of grant and have a term of ten years from the date of grant.

The 2011 Plan, which provides eligible participants (certain employees, directors, consultants, etc.) the opportunity to receive a broad variety of equity based and cash awards. Options granted vest and are exercisable for periods determined by the Board of Directors, not to exceed 10 years from the date of grant. A total of 325,000 shares of common stock, including shares rolled forward from the 1997 Plan, have been reserved for issuance under the 2011 Plan. At June 30, 2013, a total of 207,800 stock options are outstanding and 117,200 shares of common stock were available for future grants under the 2011 Plan.

The 2006 Plan, which provides eligible participants (certain employees, directors, consultants, etc.) the opportunity to receive a broad variety of equity based and cash awards. Options granted vest and are exercisable for periods determined by the Board of Directors, not to exceed 10 years from the date of grant. A total of 139,898 shares of common stock, including shares rolled forward from the 1997 Plan, have been reserved for issuance under the 2006 Plan. At June 30, 2013, a total of 103,700 stock options are outstanding and 36,198 shares of common stock were available for future grants under the 2006 Plan.

The 1997 Plan provided eligible participants (certain employees, directors, consultants, etc.) the opportunity to receive a broad variety of equity based and cash awards. Options granted vested and were exercisable for periods determined by the Board of Directors, not to exceed 10 years from the date of grant. Options for a total of 88,587 shares of common stock were outstanding at June 30, 2013 under the 1997 Plan, as amended and restated in fiscal year 2006. Prior to the adoption of the 2006 Plan, 9,000 stock options were granted in fiscal year 2007 under the 1997 Plan. Upon the adoption of the 2006 Plan, no new awards were granted under the 1997 Plan. No shares are available for future grants under the 1997 Plan.

The following tables summarize stock option activity for the years ended June 30, 2013 and 2012:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Life
Outstanding at July 1, 2011	94,138	$15.97	4.50 years
Grants	506,600	0.27-1.20
Cancellations	(208,151)	0.55-13.75
Outstanding at June 30, 2012	392,587	$4.56	8.15 years
Grants	9,000
Cancellations	(1,500)	0.55
Outstanding at June 30, 2013	400,087	$4.49	7.21 years

Information related to the stock options outstanding as of June 30, 2013 is as follows:

Range of Exercise Prices	Number of Shares	Weighted-Average Remaining Contractual Life (years)	Weighted-Average Exercise Price	Exercisable Number of Shares	Exercisable Weighted-Average Exercise Price
$1.20	207,800	8.68	$1.20	102,800	$1.20
$0.85	9,000	9.52	0.85	9,000	0.85
$0.55	49,500	8.62	0.55	34,667	0.55
$0.27	40,000	8.04	0.27	26,667	0.27
$1.35	1,200	6.41	1.35	1,200	1.35
$1.25	1,200	5.41	1.25	1,200	1.25
$6.25	1,600	3.42	6.25	1,600	6.25
$7.75	1,200	4.41	7.75	1,200	7.75
$11.50	800	2.42	11.50	800	11.50
$13.75	50,427	2.86	13.75	50,427	13.75
$20.75	37,360	1.96	20.75	37,360	20.75
$0.27–$20.75	400,087	7.20	$4.49	266,921	$6.21

The aggregate intrinsic value of the Company’s “in-the-money” outstanding and exercisable options as of June 30, 2013 was $24,625 and $16,667, respectively.

(b)	Warrants

During the quarter ended December 31, 2010, the Company issued warrants to purchase 100,000 shares of common stock at an exercise price of $1.00 per share to several consultants to the Company. The warrants became exercisable beginning six months after December 16, 2010 (the issue date) and expire on December 16, 2013. In December 2012, warrants for 50,000 shares were exercised, and accordingly, 50,000 shares of restricted common stock were issued.

On June 25, 2008, the Company entered into a Purchase Agreement, as amended on December 11, 2008, with institutional and other accredited investors pursuant to which it sold a total of $600,000 of 10% senior secured convertible notes (the “Notes”) that were convertible at the investor’s option into a total of 480,000 shares of the Company’s common stock at a conversion rate of $1.25. On March 31, 2012, the remaining investor, Arnold Schumsky, further amended his remaining Note to extend the “Stated Maturity Date” of the principal to July 31, 2012 and to modify the Note such that all accrued and unpaid interest on the Note up to and including March 31, 2012 shall be due on or before April 13, 2012, on the condition that the Company issue to him a warrant for 5,000 shares of common stock with an exercise price of $1.20 per share and a term of three years. On April 13, 2012, the Company repaid Mr. Schumsky a payment of the accrued interest of $18,819, and such payment included all accrued and unpaid interest on the Note up to and including March 31, 2012. On May 8, 2012, the Company issued Mr. Schumsky the warrant according to the terms described in the amended Note.

In conjunction with the sale of the Notes on June 25, 2008 mentioned above, the Company also issued warrants to purchase an aggregate of 316,800 shares of common stock at an exercise price of $1.75 per share.  In conjunction with the issuance of warrants to purchase 100,000 shares of common stock in December 2010, certain anti-dilution provisions of the existing warrants were triggered. As a result, the number of existing warrants was increased from 316,800 to 318,621 and the related exercise price was decreased from $1.75 per share to $1.74 per share. In conjunction with the issuance of warrants to purchase 1,944,475 shares of common stock in September 2012, certain anti-dilution provisions of the existing warrants were triggered. As a result, the number of existing warrants was increased from 318,621 to 469,831 and the related exercise price was decreased from $1.74 per share to $1.18 per share. 39,153 of these warrants expire on June 25, 2015, and the remaining 430,678 warrants expire on May 11, 2017.

As of June 30, 2013, there are warrants outstanding for the issuance of an aggregate of 3,033,752 shares of common stock, including warrants for a total of 2,138,921 shares issued on September 28, 2013 as described below under “Sale of Stock,” and warrants for a total of 370,000 shares issued on February 12, 2013 as described below under Note 10, “Claims for Liquidated Damages,” all at a weighted average exercise price of $1.25 per share.

(c)            Sale of Stock

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

(5)            INCOME TAXES

The Company has identified its federal tax return and its state tax return in Massachusetts as “major” tax jurisdictions. The periods subject to examination for its federal and state income tax returns are the years ended in 2011 and thereafter. The Company believes its income tax filing positions and deductions will be sustained on audit and it does not anticipate any adjustments that would result in a material change to its financial position. Therefore, no liabilities for uncertain income tax positions have been recorded.

The provision for income taxes in the accompanying consolidated statements of operations consists of the minimum statutory state income tax liability of $912 for the years ended June 30, 2013 and 2012.

A reconciliation of the federal statutory rate to the Company’s effective tax rate for the fiscal years ended June 30, 2013 and 2012 is as follows:

	2013	2012
Income tax expense (benefit) at federal statutory rate	(34.0)%	34.0%
Increase (decrease) in tax resulting from:
State taxes, net of federal benefit	(6.3)	6.3
Change in valuation allowance	30.1	(94.3)
Nondeductible items	1.0	1.7
Prior-year tax adjustments	7.5	48.8
Other	1.6	3.6
Effective tax rate	(0.1)%	0.1%

The components of deferred tax assets and liabilities at June 30, 2013 and 2012 are approximately as follows:

	2013	2012
Deferred tax assets:
Net operating loss carry forwards	$2,582,000	$1,913,000
Tax credit carry forwards	381,000	362,000
Reserves and accruals not yet deducted for tax purposes	301,000	451,000
Total deferred tax assets	3,264,000	2,726,000
Valuation allowance	(3,264,000)	(2,726,000)
Net deferred tax asset	$–	$–

The Company has provided a valuation allowance to reduce the net deferred tax asset to an amount the Company believes is “more likely than not” to be realized. The valuation allowance increased in fiscal 2013, as compared to the prior year, by approximately $538,000.

At June 30, 2013, the Company had federal and state net operating loss carry forwards of approximately $6,000,000 and $2,850,000, respectively, which will, if not used, expire at various dates from 2014 through 2032. In addition, the Company had net operating loss carry forwards from its Hong Kong operations of approximately $2,040,000, which carry forward indefinitely.

(6)            PROFIT SHARING PLAN

The Company has a defined contribution 401(k) profit sharing plan. Employer profit sharing and matching contributions to the plan are discretionary. No employer profit sharing or matching contributions were made to the plan in fiscal years 2013 and 2012.

(7)            SALE OF ASSETS

In fiscal year 2013, the Company sold equipment that was previously written off for proceeds totaling $4,498 and recorded a gain of $4,498.  In fiscal year 2012, the Company sold equipment that was previously written off for proceeds totaling $10,226 and recorded a gain of $10,226. These gains are included within operating expenses in the accompanying consolidated statements of operations.

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

(9)            CLAIMS FOR LIQUIDATED DAMAGES

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

In conjunction with the Settlement Agreement, the Company also entered into a registration rights agreement dated February 12, 2013 with Special Situations, whereby it was obligated to register the resale by Special Situations of the Securities, consisting of 350,000 shares of common stock and the 350,000 shares of common stock underlying the warrants issued on February 12, 2013. A registration statement covering the Securities was declared effective on April 26, 2013.

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

The Company has estimated the fair value of the non-cash consideration exchanged for the settlement of claims with Special Situations, Mr. Pitlor, and Mr. Schumsky to be a total of $629,000 as of December 31, 2012, and recorded this amount as a non-cash expense and current liability in its consolidated financial statements as of December 31, 2012, and for the quarter and six months then ended.

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

Letter From one of the Company’s Stockholders

On March 21, 2013, the Company received a letter from one of its stockholders demanding either (i) return of its capital investment in the Company and rescission of the purchase agreement entered into by the Company and the stockholder in September 2012, or (ii) compensation for its alleged damages in the amount of $179,316. The stockholder claims that the Company’s settlement agreement with Special Situations, disclosed in the Company’s Current Report on Form 8-K filed February 13, 2013, prompted the stockholder’s letter.

To the Company’s knowledge, the stockholder has not filed a lawsuit. The Company does not believe that the stockholder’s claims have any merit. In the event the stockholder files a lawsuit, it intends to vigorously defend against any claims.

(10)           SETTLEMENT OF ACCOUNTS PAYABLE

In December 2012, the Company settled $106,149 of accounts payable with a vendor for a negotiated payment of $30,000, and recorded a gain of $76,149. The gain is included within other income for the year ended June 30, 2013 in the accompanying consolidated statements of operations.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.  CONTROLS AND PROCEDURES.

Management’s Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and our Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures, including internal control over financial reporting, were not effective, as of June 30, 2013, to ensure the information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended (i) is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are intended to be designed to provide reasonable assurance that such information is accumulated and communicated to our management.

Management’s Annual Report on Internal Control Over Financial Reporting

Our disclosure controls and procedures include components of our internal control over financial reporting. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, with our Company have been detected.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting as of June 30, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our evaluation, our management concluded that our internal control over financial reporting was not effective as of June 30, 2013.

The following is a description of two material weaknesses in our internal control over financial reporting:

Segregation of Duties: As previously disclosed in our Annual Reports on Form 10-K for the fiscal years ended June 30, 2008, 2009, 2010, 2011 and 2012, our management identified a control deficiency during the 2008 fiscal year because we lacked sufficient staff to segregate accounting duties. We believe the control deficiency resulted primarily because we have the equivalent of one and one-half persons performing all accounting-related on-site duties. As a result, we did not maintain adequate segregation of duties within our critical financial reporting applications, the related modules and financial reporting processes. This control deficiency could result in a misstatement of balance sheet and income statement accounts in our interim or annual consolidated financial statements that would not be detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

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

We believe that the step outlined above strengthens our internal control over financial reporting and mitigates the material weakness described above. As part of our 2013 assessment of internal control over financial reporting, our management has evaluated this additional control and has determined that it is operating effectively.

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

To address and remediate the material weakness in internal control over financial reporting described above, beginning in the quarter ended September 30, 2009 and continuing through the year ended June 30, 2013, we implemented procedures to improve our inventory controls and documentation surrounding inventory valuation for overhead rates, and performed procedures to ensure that the pricing of inventory items was consistent with the supporting documentation. We believe that the step outlined above strengthens our internal control over financial reporting and mitigates the material weakness described above.

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

ITEM 9B.  OTHER INFORMATION.

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Identification of Directors and Executive Officers

Set forth below is certain information with respect to the individuals who are our directors and executive officers as of June 30, 2013.

Name	Age	Position(s) or Office(s) Held
Joseph N. Forkey	45	Chairman of the Board of Directors, Chief Executive Officer, President and Treasurer
Jack P. Dreimiller	65	Senior Vice President, Finance and Chief Financial Officer
Donald A. Major	52	Executive Vice President for Corporate Development and Director
Richard E. Forkey	73	Director and Advisor to the Chief Executive Officer
Richard B. Miles	70	Director
Joel R. Pitlor	70	Director

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

Biographies and Qualifications of Our Executive Officers and Directors. The biographies of our executive officers and directors and certain information regarding each director’s experience, attributes, skills and/or qualifications that led to the conclusion that the individual should be serving as an executive officer and/or director of our Company are as follows:

Dr. Joseph N. Forkey

Dr. Joseph N. Forkey, son of Richard E. Forkey, has served as Chairman of our Board of Directors, Chief Executive Officer, President and Treasurer since February 8, 2011. Dr. Forkey has been a member of our Board of Directors since 2006.  He served as our Executive Vice President and Chief Scientific Officer from April 2006 to February 2011, and held the position of our Chief Scientist from September 2003 to April 2006. Since joining us, he has been involved in general technical and management activities of our Company, as well as investigations of opportunities that leverage our newly developed technologies. Dr. Forkey holds B.A. degrees in Mathematics and Physics from Cornell University, and a Ph.D. in Mechanical and Aerospace Engineering from Princeton University. Prior to joining us, Dr. Forkey spent seven years at the University of Pennsylvania Medical School as a postdoctoral fellow and research staff member. Dr. Forkey is a valuable member of our Board due to his depth of scientific, operating, strategic, transactional, and senior management experience in our industry. Additionally, Dr. Forkey has held positions of increasing responsibility at our Company and holds an intimate knowledge of our Company due to his longevity in the industry and with us.

Jack P. Dreimiller

Mr. Jack P. Dreimiller has served as our Senior Vice President, Finance and Chief Financial Officer since August 15, 2008. Prior to that time, he served as our Senior Vice President, Finance and Chief Financial Officer from April 1992 until June 2005, and as an independent consultant to our Company from June 2005 to December 2005. Since June 2005, he has served as an independent consultant serving various roles as financial/accounting executive, including interim Chief Financial Officer, for a number of companies. Mr. Dreimiller is a Certified Public Accountant (inactive) and holds a BS in Business Administration from the University of Buffalo. He has over twenty-five years of experience in various senior financial management positions, including audit and consulting experience with an international accounting firm, and Controller and VP Finance experience with both small firms and multi-national corporations.

Donald A. Major

Effective February 9, 2012, our Board of Directors appointed Mr. Donald A. Major as our Executive Vice President for Corporate Development, in addition to his ongoing role as a member of our Board of Directors. He has served as a member of our Board since 2005. Mr. Major is co-founder & Chief Manager of Window2Decor, LLC, a start-up e-commerce retailer of window coverings and complimentary home accent products, and has been employed as an independent consultant since October 2007, providing companies with interim management, turnaround, restructuring and reorganization services as well as sourcing services for a private equity firm. From October 2006 to May 2007, he served as Vice President of Corporate Development of Advanced Duplication Services LLC. From February 2002 to late 2008, Mr. Major served as Vice President and Treasurer of Anderson Entertainment, LLC (formerly Digital Excellence LLC), which was owned by a private equity firm and sold to Advanced Duplication Services LLC. He earned his B.A. in Accounting in 1984 from Michigan State University. He is a Certified Public Accountant (inactive) and has experience in the field of public accounting and in financial officer positions in publicly held and start-up medical device companies. Mr. Major is a valuable member of our Board due to his depth of operating, financial, accounting, management, and corporate efficiency experience.

Richard E. Forkey

Effective February 8, 2011, Mr. Richard E. Forkey resigned as Chief Executive Officer, President, and Treasurer of our Company. He had served in that position since he founded our Company in 1982. Mr. Forkey remains a director of our Company, a position he has held since our inception in 1982, and also holds the executive position of Advisor to the Chief Executive Officer. Mr. Forkey is a valuable member of our Board due to his depth of operating, strategic, commercial, and senior management experience in our industry and his intimate knowledge of our Company as he was our original founder and served as our Chief Executive Officer for nearly thirty years.

Richard B. Miles

Professor Richard B. Miles was appointed to our Board of Directors in November 2005. He has been a member of the faculty at Princeton University since 1972, and serves as the Director of the Applied Physics Group in Princeton University’s Mechanical and Aerospace Engineering Department. Professor Miles is a valuable member of our Board due to his depth of scientific experience and familiarity with the field of our technologies, insight into the academic community, and familiarity with the latest developments and innovations in science and technology.

Joel R. Pitlor

Mr. Joel R. Pitlor has served as a member of our Board of Directors since June 1990. Since 1979, he has held the position of president of J.R. Pitlor, a management consulting firm which he founded that provides strategic business planning for executive officers. Mr. Pitlor has provided business planning consultation to us since 1983. Mr. Pitlor is a valuable member of our Board due to his depth of operating, strategic, financial planning, and management experience. Additionally, Mr. Pitlor has a detailed knowledge of the history of our Company having advised senior management for over 25 years.

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

Based solely upon a review of reports provided to us by our officers and directors, we believe that, during the fiscal year ended June 30, 2013, no person required to file reports under Section 16(a) of the Securities Exchange Act of 1934 failed to file such reports on a timely basis during such fiscal year, except that (a) a late Form 4 was respectively filed on behalf of each of Messrs. Donald Major, Richard Miles, and Joel Pitlor regarding an annual grant of stock options awarded as compensation for service on our Board of Directors (2 days late); and (b) Joel Pitlor filed a late Form 4 regarding one transaction (1 day late).

Code of Ethics

We previously adopted a Corporate Code of Ethics and Conduct that applies to all employees, officers and directors of our Company, including our principal executive officer, principal financial officer and principal accounting officer or controller, or persons performing similar functions, a copy of which was filed as Exhibit 14.1 to our Annual Report on Form 10-K for the Fiscal Year Ended June 30, 2008 with the Securities and Exchange Commission on September 28, 2008. A copy of our Corporate Code of Ethics and Conduct can be obtained free of charge by contacting our Secretary, c/o Precision Optics Corporation, Inc., 22 East Broadway, Gardner, Massachusetts 01440.

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

Committees of the Board of Directors

The Board of Directors has the responsibility for establishing broad corporate policies and reviewing our overall performance rather than day-to-day operations. The Board’s primary responsibility is to oversee management of our Company and, in so doing, serve the best interests of our Company and our stockholders.

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

ITEM 11.  EXECUTIVE COMPENSATION.

Executive and Director Compensation

Summary Compensation

The following table sets forth all compensation for our fiscal years ended June 30, 2013 and 2012 awarded to, earned by, or paid to our Principal Executive Officer and our most highly compensated employee, both of which are referred to herein as the “Named Executive Officers.” No other executive officer earned over $100,000 in the last completed fiscal year.

Summary Compensation Table for the Fiscal Years Ended June 30, 2013 and 2012

Name and Principal Position (a)	Year June 30, (b)	Salary ($) (c)	Bonus ($) (d)		Stock Awards ($) (e)	Option Awards ($) (f) (1)		Total ($) (j)
Joseph N. Forkey	2013	120,000	0		0	0		120,000
Chairman of the Board of Directors,	2012	120,000	0		(2)	180,000	(3)	300,000
Chief Executive Officer,
President and Treasurer

Richard G. Cyr	2013	129,439	1,000	(4)	0	0		130,439
Optical Shop Manager	2012	112,300	1,000	(4)	0	10,800	(5)	124,100

(1)	Represents the aggregate grant date fair value of stock option awards granted in the respective fiscal year as computed in accordance with FASB ASC Topic 718, Compensation — Stock Compensation. The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option valuation model. A discussion of the assumptions used in calculating the amounts in this column may be found in Note 4(a) to our audited consolidated financial statements for the year ended June 30, 2013 set forth in this Annual Report on Form 10-K. These amounts do not represent the actual amounts paid to or realized by the Named Executive Officers during the fiscal year ended June 30, 2013 or 2012.

(2)	Based upon a compensation arrangement approved by the Board of Directors on April 15, 2008, Dr. Forkey agreed to defer a portion of his salary. On December 3, 2010, we executed a compensation agreement where we agreed to pay Dr. Forkey $29,999, representing all deferred salary due to Dr. Forkey as of the date of the agreement. On October 14, 2011, we amended the compensation agreement to extend the deadline by which we were required to issue the shares of common stock. In return for Dr. Forkey’s consent to forgive the deferred salary owed to him by us, we issued him 10,909 shares of our restricted common stock in October 2011. The aggregate grant date fair value of the stock was reflected in the respective fiscal years it was earned by Dr. Forkey even though it was not received by Dr. Forkey until FY 2012.

(3)	On February 9, 2012, our Board of Directors approved the grant of 150,000 options to Dr. Forkey as compensation for services provided to us and in lieu of an increase in salary. With Dr. Forkey’s agreement and consent, the options were repriced on March 2, 2012 in order to recover the original intent of the Board due to the low exercise price of the original grant. The exercise price of the options is $1.20 and the options expire on March 2, 2022. The options vest in increments of 25,000 shares on the first day of each quarter, as of January 1, 2013, until all shares are fully vested.

(4)	Represents a performance award for the respective fiscal year.

(5)	Represents options granted to Mr. Cyr as compensation for services provided to us.

Employment Contracts and Termination of Employment Arrangements

We have no employment contracts, other than the compensation agreement with Dr. Joseph N. Forkey disclosed above, in place with any Named Executive Officer. We have no compensatory plan or arrangement with respect to any Named Executive Officer where such plan or arrangement will result in payments to such Named Executive Officer upon or following his resignation, or other termination of employment with us and our subsidiaries, or as a result of a change-in-control of our Company or a change in the Named Executive Officers’ responsibilities following a change-in-control.

Management Incentive Arrangements

On February 9, 2012, our Board of Directors determined that Dr. Joseph N. Forkey, our Chief Executive Officer, would be eligible to receive an incentive bonus of $60,000 after we achieve positive EBITDA for two consecutive quarters, with such payment terms to be structured at a later date to make sure cash is sufficiently available.

Outstanding Equity Awards at Fiscal Year-End Table for the Fiscal Year Ended June 30, 2013

The following table shows grants of options outstanding on June 30, 2013, the last day of our fiscal year, to each of the Named Executive Officers named in the Summary Compensation Table.

Option Awards

Name (a)	Number of securities underlying unexercised options exercisable (#) (b)	Number of securities underlying unexercised options unexercisable (#) (c)	Option exercise price ($) (e)	Option expiration date (f)
Joseph N. Forkey	600	0	13.75	05/09/2016
	11,208	0	13.75	06/13/2015
	22,416	0	20.75	06/13/2015
	50,000	100,000 (1)	1.20	03/02/2022

Richard G. Cyr	10,200	0	13.75	05/09/2016
	26,667	13,333 (2)	0.27	07/14/2021

(1)	Options with an expiration date of March 2, 2022 vest 25,000 shares per quarter as of January 1, 2013.

(2)	Options with an expiration date of July 14, 2021 were exercisable as follows: 13,333 shares vested on October 15, 2011, 13,333 shares vested on July 15, 2012, and the remaining 13,333 shares will vest on July 15, 2013.

Profit Sharing and 401(k) Plan

We have a defined contribution 401(k) profit sharing plan. Employer profit sharing and matching contributions to the plan are discretionary. No employer profit sharing contributions were made to the plan in fiscal years 2013 and 2012. No employer matching contributions were made to the plan in fiscal years 2013 and 2012.

Director Compensation

The following table sets forth cash amounts and the value of other compensation paid to our directors, but does not include the compensation of Dr. Joseph N. Forkey, our Chairman of the Board of Directors, Chief Executive Officer, President and Treasurer, as his compensation is reflected in the Summary Compensation Table. During the fiscal year ended June 30, 2013, our Board of Directors determined that Dr. Joseph N. Forkey and Mr. Richard E. Forkey were our employee directors and, therefore, would not earn any fees related to service on our Board.

Director Compensation Table for the Fiscal Year Ended June 30, 2013

Name of Director (a)	Fees earned or paid in cash ($) (b) (1)	Option awards ($) (d) (2) (3)	All other compensation ($) (g)	Total ($) (h)
Richard E. Forkey (4)	0	0	4,544 (5)	4,544
Donald A. Major (6)	2,000 (7)	2,550	36,150 (7)	40,700
Richard B. Miles	1,750	2,550	0	4,300
Joel R. Pitlor	2,000	2,550	0	4,550

(1)	Under our director compensation plan, each director receives $250 per board or committee meeting that the director attends. We also reimburse our directors for travel expenses. As our Board has determined that Dr. Joseph N. Forkey and Mr. Richard E. Forkey are employees of our Company, Dr. Forkey and Mr. Forkey do not earn any fees related to service on our Board of Directors.

(2)	Represents the aggregate grant date fair value of stock option awards granted in the respective fiscal year as computed in accordance with FASB ASC Topic 718, Compensation — Stock Compensation. The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option valuation model. A discussion of the assumptions used in calculating the amounts in this column may be found in Note 4(a) to our audited consolidated financial statements for the year ended June 30, 2013 set forth in this Annual Report on Form 10-K. These amounts do not represent the actual amounts paid to or realized by the directors during the fiscal year ended June 30, 2013.

(3)	On January 2, 2013, we granted Messrs. Major, Miles, and Pitlor options to purchase 3,000 shares of our common stock. These options were fully vested as of the date of grant, have an exercise price of $0.85 and expire on January 2, 2023.

(4)	Mr. Richard E. Forkey holds the executive position of Advisor to the Chief Executive Officer, in addition to his continued service as a member of our Board of Directors. Mr. Forkey served as our Chief Executive Officer until February 8, 2011.

(5)	Mr. Forkey’s FY 2013 compensation consisted of $4,544 earned as salary compensation for his services in the executive position of Advisor to the Chief Executive Officer. As previously disclosed in our Current Report on Form 8-K filed with the Securities and Exchange Commission on July 30, 2012, on July 25, 2012, our Board of Directors approved an arrangement with Mr. Forkey to cancel Mr. Forkey’s life insurance policy, on which we had been paying the policy premiums. The timing of the cancellation of the policy was based upon mutual agreement between us and Mr. Forkey. As the one-time payment of $40,000 has not been made to date, it is not included in Mr. Forkey’s FY 2013 compensation.

(6)	Mr. Donald A. Major was appointed to serve as our Executive Vice President for Corporate Development on February 9, 2012, in addition to his continued service as a member of our Board of Directors.

(7)	Mr. Major’s FY 2013 compensation consisted of: (a) $2,000 earned a compensation for his services as a member of our Board of Directors; and (b) $36,150 earned as salary compensation for his services as our Executive Vice President for Corporate Development.

Narrative to Director Compensation Table

Under our director compensation plan, each director receives $250 per board or committee meeting that the director attends. We also reimburse our directors for travel expenses.

On February 9, 2012, our Board of Directors made the determination to also award each non-employee director an annual grant of 3,000 options, fully vested upon issuance, to be issued on the first business day of January of each year going forth. On January 2, 2013, in accordance with such resolution, we granted Messrs. Major, Miles, and Pitlor options to purchase 3,000 shares of our common stock. These options were fully vested as of the date of grant, have an exercise price of $0.85 and expire on January 2, 2023.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners and Management

The following tables set forth information regarding our common stock owned as of the close of business on September 13, 2013 by the following persons: (i) each person who is known by us to own beneficially more than 5% of our common stock, (ii) each of our directors who beneficially owns our common stock, (iii) each of our Named Executive Officers who beneficially own our common stock and (iv) all executive officers and directors, as a group, who beneficially own our common stock. The information on beneficial ownership in the table and footnotes thereto is based upon data furnished to us by, or on behalf of, the persons listed in the table.

We have determined beneficial ownership in accordance with the rules of the SEC. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons and entities named in the table below have sole voting and investment power with respect to all shares of common stock that they beneficially own, subject to applicable community property laws.

In computing the number of shares of common stock beneficially owned by a person and the percentage ownership of that person, we deemed outstanding shares of common stock subject to options held by that person that are currently exercisable or exercisable within 60 days after September 13, 2013. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person.

Stockholders Known by Us to Own Over 5% of Our Common Stock

	Amount of beneficial ownership (1)			Percent of
Name and Address of Beneficial Owner	Shares Owned	Shares – Rights to Acquire	Total Number	Shares Beneficially Owned (2)
Austin W. Marxe (3) c/o Special Situations Funds 527 Madison Avenue, Suite 2600 New York, NY 10022	1,269,213	1,208,647	2,477,860	43.7%

David M. Greenhouse (4) c/o Special Situations Funds 527 Madison Avenue, Suite 2600 New York, NY 10022	1,269,213	1,208,443	2,477,656	43.7%

Arnold Schumsky (5) 145 East 27th Street New York, New York 10016	130,430	112,487	242,917	5.3%

MHW Partners, L.P. (6) 150 East 52nd Street 30th Fl. New York, New York 10022	222,223	155,557	377,780	8.2%

DAFNA Capital Management LLC (7) 10990 Wilshire Boulevard, Suite 1400 Los Angeles, CA 90024	388,889	272,223	661,112	14.0%

Alpha Capital Anstalt (8) 150 Central Park South New York, New York 10019	277,778	194,445	472,223	10.2%

(1)	Represents shares with respect to which each beneficial owner listed has or will have, upon acquisition of such shares upon exercise or conversion of options, warrants, conversion privileges or other rights exercisable within sixty days, sole voting and investment power. Amounts listed have been adjusted, if necessary, to reflect a 1-for-25 reverse split, effective December 11, 2008. For the purposes of this table, we have not assumed the limitations on exercise set forth in certain warrants, which limit the number of shares of common stock that the holder, together with all other shares of common stock beneficially owned by such person, does not exceed 4.999% of the total outstanding shares of common stock.

(2)	As of September 13, 2013, there were 4,455,134 shares of our common stock issued and outstanding. Percentages are calculated on the basis of the amount of issued and outstanding common stock plus, for each person or group, any securities that such person or group has the right to acquire within 60 days pursuant to options, warrants, conversion privileges or other rights.

(3)	We relied, in part, on a Schedule 13D/A jointly filed with the SEC on March 7, 2013 by Austin W. Marxe and David M. Greenhouse for this information.

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

Special Situations Cayman Fund owns 1 share of common stock. Special Situations Fund III QP owns 934,212 shares of common stock; 3,630,000 warrants to purchase 215,332 shares of common stock, expiring May 11, 2017; warrants to purchase 427,779 shares of common stock, expiring September 28, 2017; and warrants to purchase 175,000 shares of common stock, expiring February 12, 2016. Special Situations Private Equity Fund owns 335,000 shares of common stock; 3,630,000 warrants to purchase 215,332 shares of common stock, expiring May 11, 2017; and warrants to purchase 175,000 shares of common stock, expiring February 12, 2016. Messrs. Marxe and Greenhouse share the power to vote and direct the disposition of all shares of common stock owned by Special Situations Cayman Fund, Special Situations Fund III QP, and Special Situations Private Equity Fund.

Messrs. Marxe and Greenhouse are deemed to beneficially own a total of 1,269,213 shares of common stock; 7,260,000 warrants to purchase an aggregate of 430,664 shares of common stock, expiring May 11, 2017; warrants to purchase 427,779 shares of common stock, expiring September 28, 2017; and warrants to purchase 350,000 shares of common stock, expiring February 12, 2016. However, the aggregate number of shares of common stock into which 427,779 warrants of the total warrants held by Special Situations Fund III QP are exercisable, and which Messrs. Marxe and Greenhouse have the right to acquire beneficial ownership, is limited to the number of shares of common stock that, together with all other shares of common stock beneficially owned by Messrs. Marxe and Greenhouse, does not exceed 4.999% of the total outstanding shares of common stock. Accordingly, the 427,779 warrants expiring September 28, 2017 are not currently exercisable into common stock until the actual shares of common stock held by Messrs. Marxe and Greenhouse is less than 4.999% of the total outstanding shares of common stock. Special Situations Fund III QP may waive this 4.999% restriction with 61 days notice to us.

Mr. Marxe additionally holds an additional 204 shares of common stock that may be acquired by Mr. Marxe as an individual upon the exercise of outstanding stock options.

(4)	We relied, in part, on a Schedule 13D/A jointly filed with the SEC on March 7, 2013 by Austin W. Marxe and David M. Greenhouse for this information.

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

Special Situations Cayman Fund owns 1 share of common stock. Special Situations Fund III QP owns 934,212 shares of common stock; 3,630,000 warrants to purchase 215,332 shares of common stock, expiring May 11, 2017; warrants to purchase 427,779 shares of common stock, expiring September 28, 2017; and warrants to purchase 175,000 shares of common stock, expiring February 12, 2016. Special Situations Private Equity Fund owns 335,000 shares of common stock; 3,630,000 warrants to purchase 215,332 shares of common stock, expiring May 11, 2017; and warrants to purchase 175,000 shares of common stock, expiring February 12, 2016. Messrs. Marxe and Greenhouse share the power to vote and direct the disposition of all shares of common stock owned by Special Situations Cayman Fund, Special Situations Fund III QP, and Special Situations Private Equity Fund.

Messrs. Marxe and Greenhouse are deemed to beneficially own a total of 1,269,213 shares of common stock; 7,260,000 warrants to purchase an aggregate of 430,664 shares of common stock, expiring May 11, 2017; warrants to purchase 427,779 shares of common stock, expiring September 28, 2017; and warrants to purchase 350,000 shares of common stock, expiring February 12, 2016. However, the aggregate number of shares of common stock into which 427,779 warrants of the total warrants held by Special Situations Fund III QP are exercisable, and which Messrs. Marxe and Greenhouse have the right to acquire beneficial ownership, is limited to the number of shares of common stock that, together with all other shares of common stock beneficially owned by Messrs. Marxe and Greenhouse, does not exceed 4.999% of the total outstanding shares of common stock. Accordingly, the 427,779 warrants expiring September 28, 2017 are not currently exercisable into common stock until the actual shares of common stock held by Messrs. Marxe and Greenhouse is less than 4.999% of the total outstanding shares of common stock. Special Situations Fund III QP may waive this 4.999% restriction with 61 days notice to us.

(5)	We relied, in part, on a Schedule 13D filed with the SEC on June 6, 2007 by Arnold Schumsky for this information. Mr. Schumsky beneficially owns a total of 242,917 shares of common stock. His ownership consists of (i) 130,430 shares of common stock owned of record by Mr. Schumsky, and (ii) 112,487 shares that may be acquired upon the exercise of outstanding warrants. However, the aggregate number of shares of common stock into which 58,334 warrants of the total warrants held by Mr. Schumsky are exercisable, and which Mr. Schumsky has the right to acquire beneficial ownership, is limited to the number of shares of common stock that, together with all other shares of common stock beneficially owned by Mr. Schumsky, does not exceed 4.999% of the total outstanding shares of common stock. Accordingly, 58,334 warrants are not currently exercisable into common stock until the actual shares of common stock held by Mr. Schumsky is less than 4.999% of the total outstanding shares of common stock. Mr. Schumsky may waive this 4.999% restriction with 61 days notice to us.

39

(6)

We relied, in part, on a Schedule 13G jointly filed with the SEC on October 15, 2012 by MHW Partners, L.P., MHW Capital, LLC, MHW Capital Management, LLC and Peter H. Woodward for this information.

MHW Partners, L.P. is a Delaware limited partnership. MHW Capital, LLC is a Delaware limited liability company. MHW Capital Management, LLC is a Delaware limited liability company. MHW Capital, LLC is the general partner of MHW Partners, L.P. Mr. Woodward is the principal of MHW Capital Management, LLC and MHW Capital, LLC and in such capacity, Mr. Woodward holds the power to vote and direct the disposition of all shares of common stock owned by MHW Partners, L.P. MHW Partners, L.P., MHW Capital, LLC, MHW Capital Management, LLC and Mr. Woodward share the power to vote and direct the disposition of all shares of common stock owned by MHW Partners, L.P.

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

(7)

We relied, in part, on a Schedule 13G jointly filed with the SEC on February 14, 2013 by DAFNA Capital Management, LLC, Nathan Fischel and Fariba Ghodsian for this information.

DAFNA Capital Management, LLC is a Delaware limited liability company. DAFNA Capital Management is the investment adviser of DAFNA LifeScience Market Neutral, Ltd., DAFNA LifeScience Select, Ltd., and DAFNA LifeScience, Ltd. DAFNA Capital Management, in its capacity as investment adviser to DAFNA LifeScience Market Neutral, DAFNA LifeScience Select, and DAFNA LifeScience, may be deemed to be the beneficial owner of the shares owned by DAFNA LifeScience Market Neutral, DAFNA LifeScience Select, and DAFNA LifeScience, as in its capacity as investment adviser it has the power to dispose, direct the disposition of, and vote the shares of the issuer owned by DAFNA LifeScience Market Neutral, DAFNA LifeScience Select, and DAFNA LifeScience. Nathan Fischel and Fariba Ghodsian are part-owners of DAFNA Capital Management and managing members of DAFNA Capital Management. As controlling persons of DAFNA Capital Management, Drs. Fischel and Ghodsian may each respectively be deemed to beneficially own the shares owned by DAFNA LifeScience Market Neutral, DAFNA LifeScience Select, and DAFNA LifeScience. Pursuant to Rule 13d-4, Drs. Fischel and Ghodsian disclaim beneficial ownership of the securities.

DAFNA Capital Management beneficially owns 388,889 shares of common stock, in the aggregate. DAFNA Capital Management holds common stock purchase warrants exercisable into 272,223 shares of common stock, in the aggregate. DAFNA LifeScience Market Neutral owns 77,778 shares of common stock and 54,445 shares that be acquired upon the exercise of outstanding warrants. DAFNA LifeScience Select owns 200,000 shares of common stock and 140,000 shares that be acquired upon the exercise of outstanding warrants. DAFNA LifeScience owns 111,111 shares of common stock and 77,778 shares that be acquired upon the exercise of outstanding warrants. However, the aggregate number of shares of common stock into which such warrants are exercisable, and which DAFNA Capital Management has the right to acquire beneficial ownership, is limited to the number of shares of common stock that, together with all other shares of common stock beneficially owned by DAFNA Capital Management, does not exceed 4.999% of the total outstanding shares of common stock. Accordingly, such warrants are not currently exercisable into common stock until the actual shares of common stock held by DAFNA Capital Management is less than 4.999% of the total outstanding shares of common stock. DAFNA LifeScience Market Neutral, DAFNA LifeScience Select, and DAFNA LifeScience may waive this 4.999% restriction with 61 days notice to us.

(8)	Alpha Capital Anstalt beneficially owns 277,778 shares of common stock and 194,445 shares that may be acquired upon the exercise of outstanding warrants. However, the aggregate number of shares of common stock into which such warrants are exercisable, and which Alpha Capital Anstalt has the right to acquire beneficial ownership, is limited to the number of shares of common stock that, together with all other shares of common stock beneficially owned by Alpha Capital Anstalt, does not exceed 4.999% of the total outstanding shares of common stock. Accordingly, such warrants are not currently exercisable into common stock until the actual shares of common stock held by Alpha Capital Anstalt is less than 4.999% of the total outstanding shares of common stock. Alpha Capital Anstalt may waive this 4.999% restriction with 61 days notice to us.

Officers and Directors

		Amount of beneficial ownership (2)			Percent of
Name and address of beneficial owner (1)	Nature of beneficial ownership	Shares Owned	Shares – Rights to Acquire	Total Number	Shares Beneficially Owned (3)
Joseph N. Forkey (4)	Chairman of the Board of Directors, Chief Executive Officer, President and Treasurer	33,620	134,224	167,844	3.7%
Jack P. Dreimiller (5)	Senior Vice President and Chief Financial Officer	583	10,000	10,583	*
Donald A. Major (6)	Executive Vice President for Corporate Development and Director	35,778	52,445	88,223	2.0%
Richard E. Forkey (7)	Advisor to the Chief Executive Officer and Director	212,993	49,333	262,326	5.8%
Richard B. Miles (8)	Director	15,112	20,379	35,491	*
Joel R. Pitlor (9)	Director	205,395	22,978	228,373	5.1%
Richard G. Cyr (10)	Optical Shop Manager	0	40,000	40,000	*
All directors and executive officers as a group (7 persons)		503,481	329,359	832,840	17.4%

_________________

* Percentage of shares beneficially owned does not exceed one percent of issued and outstanding shares of stock.

(1)	Unless otherwise stated, the address of each beneficial owners listed on the table is c/o Precision Optics Corporation, Inc., 22 East Broadway, Gardner, MA 01440.

(2)	Represents shares with respect to which each beneficial owner listed has or will have, upon acquisition of such shares upon exercise or conversion of options, warrants, conversion privileges or other rights exercisable within sixty days, sole voting and investment power. Amounts listed have been adjusted, if necessary, to reflect a 1-for-25 reverse split, effective December 11, 2008.

(3)	As of September 13, 2013, we had 4,455,134 shares of our common stock issued and outstanding. Percentages are calculated on the basis of the amount of issued and outstanding common stock plus, for each person or group, any securities that such person or group has the right to acquire within 60 days of September 13, 2013 pursuant to options, warrants, conversion privileges or other rights.

(4)	Dr. Forkey is Chairman of our Board of Directors and serves as our Chief Executive Officer, President and Treasurer. Dr. Forkey beneficially owns 134,224 shares of common stock which may be acquired within 60 days of September 13, 2013 upon the exercise of outstanding stock options and warrants. Dr. Forkey also beneficially owns 33,620 shares of common stock through joint ownership with his wife, Heather C. Forkey, with whom he shares voting and dispositive control.

(5)	Mr. Dreimiller is our Senior Vice President and Chief Financial Officer. Mr. Dreimiller beneficially owns 583 shares of common stock and 10,000 shares of common stock which may be acquired within 60 days of September 13, 2013 upon the exercise of outstanding stock options.

(6)	Mr. Major is our Executive Vice President for Corporate Development and a member of our Board of Directors. Mr. Major beneficially owns 35,778 shares of common stock and 52,445 shares of common stock which may be acquired within 60 days of September 13, 2013 upon the exercise of outstanding stock options and warrants.

(7)	Mr. Forkey holds the executive position of Advisor to the Chief Executive Officer and is a member of our Board of Directors. He also served as our Chief Executive Officer until February 8, 2011. Mr. Forkey beneficially owns 212,993 shares of common stock and 49,333 shares of common stock which may be acquired within 60 days of September 13, 2013 upon the exercise of outstanding stock options and warrants.

(8)	Mr. Miles is a member of our Board of Directors. Mr. Miles beneficially owns 15,112 shares of common stock and 20,379 shares of common stock which may be acquired within 60 days of September 13, 2013 upon the exercise of outstanding stock options.

(9)	Mr. Pitlor is a member of our Board of Directors. Mr. Pitlor beneficially owns: (i) 205,395 shares of common stock; (ii) 12,978 shares which may be acquired within 60 days of September 13, 2013 upon the exercise of outstanding stock options; and (iii) 10,000 shares which may be acquired upon the exercise of warrants at an exercise price of $1.50 per share, subject to adjustment. The warrants expire on February 12, 2016, and are exercisable in whole or in part, at any time prior to expiration.

(10)	Mr. Cyr is our Optical Shop Manager and is considered a “named executive officer” as defined in Item 402(a)(3) of Regulation S-K for the purposes of our Annual Report on Form 10-K. Mr. Cyr beneficially owns 40,000 shares of common stock which may be acquired within 60 days of September 13, 2013 upon the exercise of outstanding stock options.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Certain Relationships and Related Transactions

We lease our main facility in Gardner, Massachusetts from Equity Assets, Inc., a company wholly-owned by Mr. Richard E. Forkey, a member of our Board of Directors and our former President, Chief Executive Officer, and Treasurer. We are currently a tenant-at-will, paying rent of $9,000 per month, or an aggregate of $108,000 per year, for each of fiscal years 2013 and 2012.

We made payments to Mr. Donald Major, our Executive Vice President for Corporate Development and a member of our Board of Directors, totaling $26,606 in fiscal year 2012 for consulting services. We did not incur any such fees in fiscal year 2013.

On September 28, 2012, we closed on agreements with investors for the sale and purchase of units consisting of an aggregate of (i) 2,777,795 shares of our common stock, and (ii) warrants to purchase an aggregate of 1,944,475 shares of common stock, at a per unit price of $0.90. Each unit consisted of one share of common stock and 70% warrant coverage. The warrants have an exercise price of $1.25 per share, subject to adjustment and a call provision if certain market price targets are reached, expire five years from September 28, 2012, and are exercisable in whole or in part, at any time prior to expiration. We received $2.5 million in gross proceeds from the offering.

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

On February 12, 2013, we entered into a settlement agreement with one of our directors and stockholders, Joel Pitlor (the “Pitlor Settlement Agreement”). Under the terms of the Pitlor Settlement Agreement, we issued 10,000 shares of our common stock and warrants to purchase 10,000 shares of our common stock as payment in full of any amounts due to Mr. Pitlor under the registration rights agreement we entered into with Mr. Pitlor, and other parties, on February 1, 2007. The warrants issued in connection with the Pitlor Settlement Agreement have an exercise price of $1.50 per share, subject to adjustment, expire three years from February 12, 2013, and are exercisable in whole or in part, at any time prior to expiration. We valued the securities issued to Mr. Pitlor at $17,000.

Transactions with Stockholders Known by Us to Own 5% or More of Our Common Stock

Special Situations Fund III QP, L.P. and Special Situations Private Equity Fund, L.P.

On June 25, 2008, we entered into a purchase agreement, as amended on December 11, 2008, with Special Situations Fund III QP, L.P., Special Situations Private Equity Fund, L.P., and other accredited investors pursuant to which we sold a total of $600,000 of 10% Senior Secured Convertible Notes, referred to as the “Notes,” that are convertible into a total of 480,000 shares of our common stock at a conversion rate of $1.25. We also issued warrants to purchase a total of 316,800 shares of our common stock at an exercise price of $1.75 per share, referred to as the “Warrants.” Interest accrued on the Notes at a rate of 10% per year and was payable in cash upon the earlier of conversion or maturity of the Notes. The original maturity of the Notes was June 25, 2010 and the original expiration date of the Warrants was June 25, 2015, subject to extension. By mutual agreement with us, Special Situations Fund III QP, L.P. and Special Situations Private Equity Fund, L.P. agreed to amend its Notes on December 11, 2008, June 25, 2010, July 26, 2010, September 15, 2010, October 15, 2010, November 15, 2010, November 30, 2010, December 1, 2010, December 3, 2010, December 17, 2010, January 10, 2011, January 24, 2011, February 7, 2011, February 25, 2011, March 11, 2011, March 31, 2011, April 14, 2011, April 29, 2011, May 13, 2011, June 3, 2011, June 28, 2011, July 6, 2011, July 20, 2011, July 25, 2011, July 27, 2011, August 31, 2011, September 30, 2011, and October 31, 2011 to extend the “Stated Maturity Date” of the Notes. At the time of each of the amendments of the Notes, Special Situations Fund III QP, L.P. and Special Situations Private Equity Fund, L.P. owned over 5% of our common stock. Pursuant to the terms of the settlement agreement entered into with Special Situations Fund III QP, L.P. and Special Situations Private Equity Fund, L.P. on February 12, 2013 (as discussed in further detail below), the expiration date of the Warrants held by Special Situations Fund III QP, L.P. and Special Situations Private Equity Fund, L.P. was amended from June 25, 2015 to May 11, 2017. The exercise price of the Warrants may be adjusted downward in the event we issue shares of common stock or securities convertible into common stock at a price lower than the exercise price of the Warrants at the time of issuance. On December 15, 2011, we repaid Special Situations Fund III QP, L.P. a principal repayment of $275,000 and accrued interest of $95,486, for a total payment of $370,486. On December 15, 2011, we repaid Special Situations Private Equity Fund, L.P. a principal repayment of $275,000 and accrued interest of $95,486, for a total payment of $370,486. The Notes held by Special Situations Fund III QP, L.P. and Special Situations Private Equity Fund, L.P. have been satisfied in full and the obligations thereunder have been terminated. We registered the shares and the shares underlying the Warrants purchased by Special Situations Fund III QP, L.P. and Special Situations Private Equity Fund, L.P. in the June 2008 private placement in a registration statement that is currently effective.

In our private placement of common stock and warrants on September 28, 2012, Special Situations Fund III QP, L.P. purchased 611,112 shares of our common stock, and warrants to purchase up to 427,779 shares of our common stock at an exercise price of $1.25 per share, subject to adjustment and a call provision if certain market price targets are reached, and an expiration date of September 28, 2017. At the time of the transaction, Special Situations Fund III QP, L.P. owned 5% or more of our common stock. We registered the shares and the shares underlying the warrants purchased by Special Situations Fund III QP, L.P. in the September 2012 private placement in a registration statement that is currently effective.

On February 12, 2013, we entered into a settlement agreement with Special Situations Fund III QP, L.P. and Special Situations Private Equity Fund, L.P. Under the terms of the settlement agreement, we agreed to: (a) issue an aggregate of (i) 350,000 shares of our common stock, and (ii) warrants to purchase an aggregate of 350,000 shares of our common stock, and (b) amend the expiration date of the warrants issued to Special Situations Fund III QP, L.P. and Special Situations Private Equity Fund, L.P. in conjunction with our June 25, 2008 private placement (the “2008 Warrants”), as payment in full of the alleged damages sought by Special Situations Fund III QP, L.P. and Special Situations Private Equity Fund, L.P. The expiration date of the 2008 Warrants was amended from June 25, 2015 to May 11, 2017. The warrants issued in connection with the settlement agreement have an exercise price of $1.50 per share, subject to adjustment, expire three years from February 12, 2013, and are exercisable in whole or in part, at any time prior to expiration. We valued the securities issued to Special Situations Fund III QP, L.P. and Special Situations Private Equity Fund, L.P. at $595,000. At the time of the transaction, Special Situations Fund III QP, L.P. and Special Situations Private Equity Fund, L.P. owned more than 5% of our common stock.

Arnold Schumsky

On June 25, 2008, we entered into a purchase agreement, as amended on December 11, 2008, with Mr. Arnold Schumsky and other accredited investors pursuant to which we sold a total of $600,000 of 10% Senior Secured Convertible Notes, referred to as the “Notes,” that are convertible into a total of 480,000 shares of our common stock at a conversion rate of $1.25. We also issued warrants to purchase a total of 316,800 shares of our common stock at an exercise price of $1.75 per share, referred to as the “Warrants.” Interest accrued on the Notes at a rate of 10% per year and was payable in cash upon the earlier of conversion or maturity of the Notes. The original maturity of the Notes was June 25, 2010 and the original expiration date of the Warrants was June 25, 2015, subject to extension. By mutual agreement with us, Mr. Schumsky agreed to amend his Note on December 11, 2008, June 25, 2010, July 26, 2010, September 15, 2010, October 15, 2010, November 15, 2010, November 30, 2010, December 1, 2010, December 3, 2010, December 17, 2010, January 10, 2011, January 24, 2011, February 7, 2011, February 25, 2011, March 11, 2011, March 31, 2011, April 15, 2011, April 29, 2011, May 13, 2011, June 3, 2011, June 28, 2011, July 6, 2011, July 20, 2011, July 25, 2011, July 27, 2011, August 31, 2011, September 30, 2011, October 31, 2011, December 15, 2011, and January 31, 2012 to extend the “Stated Maturity Date.” On March 31, 2012, Mr. Schumsky further amended his Note to extend the “Stated Maturity Date” of the principal to July 31, 2012 and to modify the Note such that all accrued and unpaid interest on the Note up to and including March 31, 2012 shall be due on or before April 13, 2012, on the condition that we issue to him a warrant for 5,000 shares of common stock with an exercise price of $1.20 per share and a term of three years. On April 13, 2012, we repaid Mr. Schumsky a payment of the accrued interest of $18,819, and such payment included all accrued and unpaid interest on the Note up to and including March 31, 2012. On May 8, 2012, we issued Mr. Schumsky the warrant according to the terms described in the amended Note. On July 31, 2012, Mr. Schumsky further amended his Note to extend the “Stated Maturity Date” of the principal to August 31, 2012. On August 31, 2012, Mr. Schumsky further amended his Note to extend the “Stated Maturity Date” of the principal to September 30, 2012. On September 28, 2012, we repaid Mr. Schumsky the outstanding and accrued interest of $2,500 due under his Note and such payment satisfied its obligations in regards to the accrued interest due on the Note in full. On that same date, Mr. Schumsky presented the outstanding principal balance of the Note to us and agreed to exchange the $50,000 principal balance of his Note for participation in our September 2012 private placement and was awarded units consisting of 55,555 shares of common stock and 38,889 warrants upon the same terms as the units sold in the September 2012 private placement. Accordingly, the Note held by Mr. Schumsky has been satisfied in full and the obligations thereunder have been terminated. At the time of each of the amendments and the 2012 transactions, Mr. Schumsky owned 5% or more of our common stock. We registered the shares and the shares underlying the Warrants purchased by Mr. Schumsky in the June 2008 private placement in a registration statement that is currently effective.

On September 28, 2012, Mr. Schumsky presented the outstanding principal balance of his Note to us and agreed to exchange the $50,000 principal balance of his Note for participation in our September 2012 private placement. Mr. Schumsky was issued units consisting of 55,555 shares of common stock and warrants to purchase up to 38,889 shares of our common stock at an exercise price of $1.25 per share, subject to adjustment and a call provision if certain market price targets are reached, and an expiration date of September 28, 2017. On September 28, 2012, Mr. Schumsky also purchased additional shares in the private placement consisting of 27,779 shares of our common stock, and warrants to purchase up to 19,445 shares of our common stock at an exercise price of $1.25 per share, subject to adjustment and a call provision if certain market price targets are reached, and an expiration date of September 28, 2017. At the time of the exchange and transaction, Mr. Schumsky owned 5% or more of our common stock. We registered the shares and the shares underlying the warrants purchased by Mr. Schumsky in the September 2012 private placement in a registration statement that is currently effective.

On February 12, 2013, we entered into a settlement agreement with Mr. Schumsky (the “Schumsky Settlement Agreement”). Under the terms of the Schumsky Settlement Agreement, we issued 10,000 shares of our common stock and warrants to purchase 10,000 shares of our common stock as payment in full of any amounts due to Mr. Schumsky under the registration rights agreement we entered into with Mr. Schumsky, and other parties, on February 1, 2007 and under the registration rights agreement we entered into with Mr. Schumsky, and other parties, on June 25, 2008. The warrants issued in connection with the Schumsky Settlement Agreement have an exercise price of $1.50 per share, subject to adjustment, expire three years from February 12, 2013, and are exercisable in whole or in part, at any time prior to expiration. We valued the securities issued to Mr. Schumsky at $17,000. At the time of the transaction, Mr. Schumsky owned 5% or more of our common stock.

Director Independence

During the fiscal year ended June 30, 2013, the Board of Directors determined that Messrs. Richard B. Miles and Joel R. Pitlor were “independent” as defined under the standards of independence set forth in the NASDAQ Listing Rules and the rules under the Securities Exchange Act of 1934.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

Independent Registered Public Accounting Firm Fees

Our principal and sole independent registered public accounting firm for the fiscal years ending June 30, 2013 and 2012 is Stowe & Degon LLC (“Stowe”). The following table presents fees for professional audit services and other services rendered by Stowe, for the fiscal years ended June 30, 2013 and 2012:

	2013	2012
Audit Fees (1)	$72,000	$72,000
Audit-Related Fees (2)	5,935	–
Total Audit and Audit-Related Fees	77,935	72,000
Tax Fees (3)	14,135	14,135
All Other Fees (4)	–	–
Total Fees	$92,070	$86,135

(1)	Audit fees for fiscal 2013 are comprised of fees for professional services performed for the audit of our annual financial statements and review of our quarterly financial statements of $72,000, including direct out-of-pocket expenses in the amount of $1,500. Audit fees for fiscal 2012 are comprised of fees for professional services performed for the audit of our annual financial statements and review of our quarterly financial statements of $72,000, including direct out-of-pocket expenses in the amount of $1,500.

(2)	Audit-related fees are comprised of fees for assurance and related attestation services that are reasonably related to the performance of the audit of our annual financial statements, or the review thereof, and fees for due diligence services.

(3)	Tax fees for fiscal 2013 and 2012 by Stowe are comprised of fees for professional services performed with respect to corporate tax compliance, tax planning and tax advice.

(4)	We did not incur any other fees during fiscal 2013 or 2012 for products and services provided by Stowe other than those disclosed above.

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

 a.             The following documents are filed as part of this Annual Report on 10-K:

1.             FINANCIAL STATEMENTS

The following documents are filed in Part II, Item 8 of this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at June 30, 2013 and 2012

Consolidated Statements of Operations for the years ended June 30, 2013 and 2012

Consolidated Statements of Stockholders’ Equity for the years ended June 30, 2013 and 2012

Consolidated Statements of Cash Flows for the years ended June 30, 2013 and 2012

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

PRECISION OPTICS CORPORATION, INC.

Date: September 30, 2013	By:	/s/ Joseph N. Forkey
Joseph N. Forkey President and Chief Executive Officer
(Principal Executive Officer)

Date: September 30, 2013	By:	/s/ Jack P. Dreimiller
Jack P. Dreimiller Senior Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Joseph N. Forkey Joseph N. Forkey	Chairman of the Board, Chief Executive Officer, President, and Treasurer (Principal Executive Officer)	September 30, 2013

/s/ Jack P. Dreimiller Jack P. Dreimiller	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	September 30, 2013

/s/ Donald A. Major	Director	September 30, 2013
Donald A. Major
/s/ Richard E. Forkey	Director	September 30, 2013
Richard E. Forkey
/s/ Richard B. Miles	Director	September 30, 2013
Richard B. Miles
/s/ Joel R. Pitlor	Director	September 30, 2013
Joel R. Pitlor

