Form 10-Q
period 2013-09-30
PRECISION OPTICS Corp INC
filed 2013-11-14
CIK 867840

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

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

The number of shares outstanding of the issuer’s common stock, par value $0.01 per share, at October 28, 2013 was 4,455,134 shares.

PRECISION OPTICS CORPORATION, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30, 2013	June 30, 2013
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$879,030	$1,034,587
Accounts Receivable, net	373,190	278,700
Inventories, net	805,382	896,173
Prepaid Expenses	86,425	61,567
Total Current Assets	2,144,027	2,271,027
PROPERTY AND EQUIPMENT
Machinery and Equipment	2,367,029	2,367,029
Leasehold Improvements	553,596	553,596
Furniture and Fixtures	148,303	148,303
Vehicles	19,674	19,674
	3,088,602	3,088,602

Less: Accumulated Depreciation	(3,065,206)	(3,056,554)
Net Property and Equipment	23,396	32,048
Patents, net	8,311	–

TOTAL ASSETS	$2,175,734	$2,303,075
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts Payable	$345,684	$289,255
Customer Advances	19,086	38,044
Accrued Employee Compensation	181,283	151,915
Accrued Professional Services	54,822	70,000
Accrued Warranty Expense	25,000	25,000
Other Accrued Liabilities	16,782	18,672
Total Current Liabilities	642,657	592,886
STOCKHOLDERS’ EQUITY (DEFICIT)
Common Stock, $0.01 par value - Authorized - 50,000,000 shares; Issued and Outstanding – 4,455,134 shares at September 30, 2013 and June 30, 2013	44,551	44,551
Additional Paid-in Capital	41,989,326	41,955,717
Accumulated Deficit	(40,500,800)	(40,290,079)
Total Stockholders’ Equity (Deficit)	1,533,077	1,710,189

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$2,175,734	$2,303,075

The accompanying notes are an integral part of these consolidated interim financial statements.

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED

SEPTEMBER 30, 2013 AND 2012

(UNAUDITED)

	Three Months Ended September 30,
	2013	2012
Revenues	$907,426	$563,398

Cost of Goods Sold	647,192	433,925

Gross Profit	260,234	129,473

Research and Development Expenses, net	134,913	207,291

Selling, General and Administrative Expenses	336,042	280,964

Gain on Sale of Assets	–	(1,938)

Total Operating Expenses	470,955	486,317

Operating Loss	(210,721)	(356,844)

Interest Expense	–	(1,250)

Net Loss	$(210,721)	$(358,094)

Loss Per Share:
Basic	$(0.05)	$(0.27)
Diluted	$(0.05)	$(0.27)

Weighted Average Common Shares Outstanding:
Basic	4,455,134	1,341,919
Diluted	4,455,134	1,341,919

The accompanying notes are an integral part of these consolidated interim financial statements.

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED

SEPTEMBER 30, 2013 AND 2012

(UNAUDITED)

	Three Months Ended September 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(210,721)	$(358,094)
Adjustments to Reconcile Net Loss to Net Cash Used In Operating Activities -
Depreciation and Amortization	8,865	5,084
Gain on Sale of Assets	–	(1,938)
Stock-based Compensation Expense	33,609	10,508
Non-cash Interest Expense	–	1,250
Changes in Operating Assets and Liabilities -
Accounts Receivable, net	(94,490)	43,279
Inventories	90,791	23,297
Prepaid Expenses	(24,858)	(17,782)
Accounts Payable	56,429	38,975
Customer Advances	(18,958)	(2,887)
Accrued Expenses	12,300	30,182
Net Cash Used In Operating Activities	(147,033)	(228,126)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additional Patent Costs	(8,524)	–
Proceeds from Sale of Assets	–	1,938
Net Cash (Used In) Provided By Investing Activities	(8,524)	1,938

CASH FLOWS FROM FINANCING ACTIVITIES:
Gross Proceeds from September 2012 Private Placement of Common Stock and Warrants	–	2,500,015
Private Placement Expenses Incurred and Paid	–	(29,556)
Payment of Principal and Interest on 10% Senior Convertible Notes	–	(52,500)
Net Cash Provided by Financing Activities	–	2,417,959

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(155,557)	2,191,771
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,034,587	145,923

CASH AND CASH EQUIVALENTS, END OF PERIOD	$879,030	$2,337,694

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash Paid for Income Taxes	$912	$912
SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Private Placement Expenses Incurred But Not Yet Paid as of September 30, 2012	$–	$242,137

The accompanying notes are an integral part of these consolidated interim financial statements.

PRECISION OPTICS CORPORATION, INC.

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Operations

The accompanying consolidated financial statements include the accounts of Precision Optics Corporation, Inc. and its wholly-owned subsidiaries (the “Company”). All significant intercompany accounts and transactions have been eliminated in consolidation.

These consolidated financial statements have been prepared by the Company, without audit, and reflect normal recurring adjustments which, in the opinion of management, are necessary for a fair statement of the results of the first quarter of the Company’s fiscal year 2014. These consolidated financial statements do not include all disclosures associated with annual consolidated financial statements and, accordingly, should be read in conjunction with footnotes contained in the Company’s consolidated financial statements for the year ended June 30, 2013 together with the Report of Independent Registered Public Accounting Firm filed under cover of the Company’s 2013 Annual Report on Form 10-K, filed with the Securities and Exchange Commission on September 30, 2013.

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

Income (Loss) Per Share

Basic income (loss) per share is computed by dividing net income or net loss by the weighted average number of shares of common stock outstanding during the period. Diluted income (loss) per share is computed by dividing net income or net loss by the weighted average number of shares of common stock outstanding during the period, plus the number of potentially dilutive securities outstanding during the period such as stock options and warrants. For the three months ended September 30, 2013 and 2012, the effect of such securities was antidilutive and not included in the diluted calculation because of the net loss generated in these periods.

The following is the calculation of income (loss) per share for the three months ended September 30, 2013 and 2012:

	Three Months Ended September 30,
	2013	2012

Net Loss – Basic and Diluted	$(210,721)	$(358,094)

Basic and Diluted Weighted Average Shares Outstanding	4,455,134	1,341,919

Loss Per Share
Basic	$(0.05)	$(0.27)
Diluted	$(0.05)	$(0.27)

The number of shares issuable upon the exercise of outstanding stock options and warrants that were excluded from the computation as their effect was antidilutive was approximately 3,782,000 and 3,106,000 for the three months ended September 30, 2013 and 2012, respectively.

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

2.	INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out) or market and consisted of the following:

	September 30, 2013	June 30, 2013
Raw Materials	$312,527	$302,448
Work-In-Progress	364,407	392,991
Finished Goods	128,448	200,734
Total Inventories	$805,382	$896,173

3.	STOCK-BASED COMPENSATION

Stock-based compensation costs recognized during the quarters ended September 30, 2013 and 2012 amounted to $33,609 and $10,508, respectively, and the costs were included in the accompanying consolidated statements of operations in: selling, general and administrative expenses (2013 - $32,050; 2012 - $8,050), research and development expenses (2013 - $550; 2012 - $550) and cost of goods sold (2013 - $1,009; 2012 - $1,908). No stock-based compensation has been capitalized because such amounts would have been immaterial.

There were no stock option grants or cancellations during the quarter ended September 30, 2013.

As of September 30, 2013, the unrecognized compensation costs related to options vesting of $99,325 will be recognized over a period of approximately 0.75 years.

Information related to the stock options outstanding as of September 30, 2013 is as follows:

Range of Exercise Prices	Number of Shares	Weighted-Average Remaining Contractual Life (years)	Weighted-Average Exercise Price	Exercisable Number of Shares	Exercisable Weighted-Average Exercise Price
$1.20	207,800	8.68	$1.20	132,800	$1.20
$0.85	9,000	9.52	0.85	9,000	0.85
$0.55	49,500	8.62	0.55	34,667	0.55
$0.27	40,000	8.04	0.27	40,000	0.27
$1.35	1,200	6.41	1.35	1,200	1.35
$1.25	1,200	5.41	1.25	1,200	1.25
$6.25	1,600	3.42	6.25	1,600	6.25
$7.75	1,200	4.41	7.75	1,200	7.75
$11.50	800	2.42	11.50	800	11.50
$13.75	50,427	2.86	13.75	50,427	13.75
$20.75	37,360	1.96	20.75	37,360	20.75
$0.27–$20.75	400,087	7.20	$4.49	310,254	$6.21

The aggregate intrinsic value of the Company’s “in-the-money” outstanding and exercisable options as of September 30, 2013 was $5,200 and $5,200, respectively.

4.	SALE OF STOCK

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

5.	SALE OF ASSETS

During the quarter ended September 30, 2012, the Company sold equipment that was previously written off for proceeds totaling $1,938, and recorded a gain of $1,938, which is included within operating expenses in the accompanying consolidated statements of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and notes to those statements included elsewhere in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 and with our audited consolidated financial statements for the year ended June 30, 2013 included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on September 30, 2013

This Quarterly Report on Form 10-Q contains forward-looking statements. When used in this report, the words “expects,” “anticipates,” “suggests,” “believes,” “intends,” “estimates,” “plans,” “projects,” “continue,” “ongoing,” “potential,” “expect,” “predict,” “believe,” “intend,” “may,” “will,” “should,” “could,” “would” and similar expressions are intended to identify forward-looking statements. You should not place undue reliance on these forward-looking statements.  Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including the risks described in this report, the risks described in our Annual Report on Form 10-K for the year ended June 30, 2013 and other reports we file with the Securities and Exchange Commission. Although we believe the expectations reflected in the forward-looking statements are reasonable, they relate only to events as of the date on which the statements are made.  We do not intend to update any of the forward-looking statements after the date of this report to conform these statements to actual results or to changes in our expectations, except as required by law.

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

There have been no significant changes in our critical accounting policies as disclosed in the Notes to our Financial Statements contained in our Annual Report on Form 10-K for the year ended June 30, 2013 filed with the Securities and Exchange Commission on September 30, 2013.

Results of Operations

Our total revenues for the quarter ended September 30, 2013, the first quarter of our fiscal year 2014, were $907,426, as compared to $563,398 for the same period in the prior year, an increase of $344,028, or 61.1%. The increase in revenues for the quarter ended September 30, 2013 was primarily due to higher unit volume sales of certain of our products, including initial shipments of our new ultra small fiberscope and new scanning otoscope, and higher sales of micro optics and endocouplers.

Revenues from our largest customers, as a percentage of our total revenues, for the quarters ended September 30, 2013 and 2012, were as follows:

	2013	2012
Customer A	28%	54%
Customer B	17	21
Customer C	15	–
Customer D	12	–
All Others	28	25
	100%	100%

No other customer accounted for more than 10% of our revenues during those quarters.

Gross profit for the quarter ended September 30, 2013 was $260,234, as compared to $129,473 for the same period in the prior year, which reflects an increase of $130,761. Gross profit for the quarter ended September 30, 2013 as a percentage of our revenues was 28.7%, an increase from the gross profit percentage of 23.0% for the same period in the prior year. The increase in our gross profit percentage was due primarily to higher overall unit sales volume compared to the same period in the prior year, partially offset by the incurrence of certain manufacturing start-up costs related to the initial shipments of products during the quarter ended September 30, 2013. Our quarterly gross profit and gross profit percentage depend on a number of factors, including overall sales volume and mix of products sold among others, and therefore vary from quarter to quarter.

Research and development expenses were $134,913 for the quarter ended September 30, 2013, as compared to $207,291 for the same period in the prior year, which reflects a decrease of $72,378, or 34.9%. The decrease in research and development expenses for the quarter ended September 30, 2013, as compared to same period in the prior year, was primarily due to lower labor and materials costs incurred on product development activities. Quarterly research and development expenses depend on our assessment of new product opportunities and available resources. Research and development expenses were net of reimbursement of related costs of $10,200 and $17,252 during the quarters ended September 30, 2013 and 2012, respectively.

Selling, general and administrative expenses were $336,042 for the quarter ended September 30, 2013, as compared to $280,964 for the same period in the prior year, which reflects an increase of $55,078, or 19.6%. The increase in selling, general and administrative expenses for the quarter ended September 30, 2013, as compared to the same period in the prior year, was primarily due to higher stock-based compensation, legal, consulting and selling expenses, partially offset by lower insurance expenses.

No income tax provision was recorded in the first quarter of fiscal year 2014 or 2013 because of the losses generated in those periods.

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

We compete in a highly technical, very competitive and in most cases, price driven segment of the medical instrument marketplace where products can take years to develop and introduce to distributors and end users. Furthermore, research and development, manufacturing, marketing and distribution activities are strictly regulated by the FDA, ISO and other regulatory bodies that, while intended to enhance the ultimate quality and functionality of products produced, can contribute to the significant cost and time needed to maintain existing products, and to develop and introduce product enhancements and new product innovations.

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

During the quarter ended September 30, 2013, we incurred a net loss from operations of $210,721 and used cash in operating activities of $147,033. As of September 30, 2013, cash and cash equivalents were $879,030, accounts receivable were $373,190, and current liabilities were $642,657.

Capital equipment expenditures during the first quarter of fiscal year 2014 and fiscal year 2013 were $0. Future capital equipment expenditures will be dependent upon future sales and success of on-going research and development efforts.

Contractual cash commitments for the fiscal years subsequent to September 30, 2013 are summarized as follows:

	2014	2015	Thereafter	Total
Operating Leases	$29,111	$4,778	$1,552	$35,441

We have contractual cash commitments related to open purchase orders for fiscal year 2014 of approximately $436,000.

Trends and Uncertainties That May Affect Future Results

During fiscal year 2010 after implementing a number of changes to reduce cash usage and increase sales and profitability, our cash flow was positive for the first time in many years. In fiscal year 2011, the major focus of our senior management shifted to finding a long-term solution to our obligations under the 10% Senior Secured Convertible Notes (the “Notes”) issued on June 25, 2008, which initially became due just before the beginning of fiscal year 2011. While we continued to work during fiscal year 2011 to advance product development and sales and marketing efforts, the requirement to find a solution for the Notes while simultaneously continuing operations of our Company with limited capital resources resulted in an overall reduction in sales volume and delay of business plans. With the consummation of an asset purchase agreement with Intuitive Surgical Operations, Inc. in July 2011, we received sufficient cash to retire the Notes, and to provide working capital for our Company. On September 28, 2012, we received $2.5 million in connection with our completion of an offering of stock and warrants. With year-over-year increase in sales of 17.1% for fiscal year 2013 as compared to fiscal 2012 and quarterly year-over-year increase in sales of 61.1% for the quarter ended September 30, 2013, we are beginning to see the effect of management’s renewed focus on operations and anticipate continued growth in fiscal 2014.

We are excited about the continued development, commercialization, and market acceptance of our new products and technical innovations based upon our unique proprietary technology. In March 2013, we received a follow-on purchase order for $660,000 for custom-designed endoscopes to be manufactured and delivered over a sixteen-month period beginning in July 2013. The delivery schedule on this order was recently accelerated by the customer to request deliveries over a ten, rather than sixteen, month period. The order is from one of our largest medical customers and the requested endoscopes represent two distinct designs which include various aspects of our unique proprietary MicroprecisionTM lens technology and optical visualization system expertise. In April 2012, we also accepted an order from a customer to purchase endoscopes for a total purchase amount of $1,032,000 (the “April 2012 Order”). We recently completed pre-production activities and are now beginning shipments against previously announced orders, including the April 2012 Order, for products incorporating Microprecision™ technology for very small endoscopes and micro medical cameras with diameters on the order of 1 millimeter and smaller.

We have also focused recent operational efforts on sales and marketing activities intended to broaden awareness of the benefits of our new technology platforms, which we believe are ready for general application to medical device projects requiring surgery-grade visualization from sub-millimeter sized devices and handheld 3D endoscopy. During January and February of 2013, we visited three large medical device companies who are existing customers of ours and conducted successful demonstrations of our latest technology and products. All three of these meetings have led to additional, ongoing discussions related to near- and long-term business opportunities, and customer-initiated requests for quotations for new products based on our proprietary technology. In June 2013, we attended the Medical Design & Manufacturing (MD&M) East show located in Philadelphia, Pennsylvania. Our new technology was well received during this show and other recent trade shows, which have resulted in numerous follow-on discussions with a number of existing and new potential customers.

Due to the introductory stage of many of our new products and the unpredictable timing of orders from customers, it is difficult to predict with certainty the detailed rate of future revenue growth. We have received significant new orders for a number of new products which rely on our Microprecision™ lens technology, including the March 2013 order and the April 2012 Order, both of which are described above, and a $250,000 order for micro medical camera assemblies. We believe these orders will help to increase our revenues in future quarters. Also, we expect that current discussions with existing and new potential customers could lead to increases in our revenues. To continue to support orders for new products as well as ongoing and future discussions, we intend to continue to develop and commercialize new products and technical innovations, including:

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

We have also developed and manufactured prototypes of a new 3D endoscope with high definition quality imaging and 10 mm diameter for use in general laparoscopic surgery. This next generation 3D endoscope has been evaluated by a number of medical professionals and has been received enthusiastically. We believe that with the advent of commercially available high quality flat panel 3D displays, handheld 3D endoscopy represents an opportunity for sales growth for our Company. In addition, the technology we have developed for 3D endoscopy can also be used for 3D monitor based visualization through surgical microscopes. We are now in discussions with a major medical product supplier to leverage our 3D technology for use with surgical microscopes.

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

Item 4. Controls and Procedures.

Management’s Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and our Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures, including internal control over financial reporting, were not effective, as of September 30, 2013, to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended (i) is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are intended to be designed to provide reasonable assurance that such information is accumulated and communicated to our management. Based on this evaluation, our management concluded that our internal control over financial reporting was not effective as of September 30, 2013.

The following is a description of two material weaknesses in our internal control over financial reporting:

Segregation of Duties: As previously disclosed in our annual reports on Form 10-K for the fiscal years ended June 30, 2008, 2009, 2010, 2011, 2012 and 2013, our management identified a control deficiency during the 2008 fiscal year because we lacked sufficient staff to segregate accounting duties. We believe the control deficiency resulted primarily because we have the equivalent of one and one-half persons performing all accounting-related on-site duties. As a result, we did not maintain adequate segregation of duties within our critical financial reporting applications, the related modules and financial reporting processes. This control deficiency could result in a misstatement of balance sheet and income statement accounts in our interim or annual consolidated financial statements that would not be detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

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

We believe that the step outlined above strengthens our internal control over financial reporting and mitigates the material weakness described above. As part of our assessment of internal control over financial reporting for the quarter ended September 30, 2013, our management has evaluated this additional control and has determined that it is operating effectively.

Inventory Valuation: As previously disclosed in our annual reports on Form 10-K for the fiscal years ended June 30, 2009, 2010, 2011, 2012 and 2013, we reported a material weakness with respect to the valuation of our inventories. Specifically, the amounts used to value our inventory at June 30, 2009 with respect to overhead rates and purchased items were often inconsistent with the supporting documentation, due to year-to-year changes in overhead rates and costs of purchased items that were not properly reflected in inventory valuation. Accordingly, management had determined that this control deficiency constituted a material weakness as of June 30, 2009. One audit adjustment of approximately $58,000 to our audited financial statements as of June 30, 2011 was necessary as a result of this condition.

To address and remediate the material weakness in internal control over financial reporting described above, beginning in the quarter ended September 30, 2009 and continuing through the quarter ended September 30, 2013, we implemented procedures to improve our inventory controls and documentation surrounding inventory valuation for overhead rates, and performed procedures to ensure that the pricing of inventory items was consistent with the supporting documentation. We believe that the step outlined above strengthens our internal control over financial reporting and mitigates the material weakness described above.

We intend to continue to remediate material weaknesses and enhance our internal controls but cannot guarantee that our efforts will result in remediation of our material weaknesses or that new issues will not be exposed in this process.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2013, which is covered by this quarterly report on Form 10-Q, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

There have been no material changes from the risk factors previously disclosed in our annual report on Form 10-K for the fiscal year ended June 30, 2013, as filed with the Securities and Exchange Commission on September 30, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

We did not issue any unregistered equity securities during the quarter ended September 30, 2013.

Item 3. Defaults Upon Senior Securities.

As of September 30, 2013, we are not in default with respect to any indebtedness.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit	Description

2.1	Asset Purchase Agreement between the Company and Optometrics Corporation, dated January 18, 2008 (included as Exhibit 2.1 to the Form 8-K filed January 25, 2008 and incorporated herein by reference).

3.1	Articles of Organization of Precision Optics Corporation, Inc., as amended (included as Exhibit 3.1 to the Form SB-2 filed March 16, 2007 and incorporated herein by reference).

3.2	Bylaws of Precision Optics Corporation, Inc. (included as Exhibit 3.2 to the Form S-1 filed December 18, 2008 and incorporated herein by reference).

3.3	Articles of Amendment to the Articles of Organization of Precision Optics Corporation, Inc., dated November 25, 2008 and effective December 11, 2008 (included as Exhibit 3.1 to the Form 8-K filed December 11, 2008 and incorporated herein by reference).

4.1	Registration Rights Agreement by and among the Company and each investor named therein, dated February 1, 2007 (included as Exhibit 4.1 to the Form 8-K filed February 2, 2007 and incorporated herein by reference).

4.2	Form of Warrant to Purchase Shares of Common Stock (included as Exhibit 4.2 to the Form 8-K filed February 2, 2007 and incorporated herein by reference).

4.3	Registration Rights Agreement by and among the Company and each investor named therein, dated June 25, 2008 (included as Exhibit 4.1 to the Form 8-K filed June 27, 2008 and incorporated herein by reference).

4.4	Form of Warrant to Purchase Shares of Common Stock, dated June 25, 2008 (included as Exhibit 4.2 to the Form 8-K filed June 27, 2008 and incorporated herein by reference).

4.5	Form of 10% Senior Secured Convertible Note, dated June 25, 2008 (included as Exhibit 4.3 to the Form 8-K filed June 27, 2008 and incorporated herein by reference).

4.6	Form of Warrant to Purchase Shares of Common Stock, dated September 28, 2012 (included as Exhibit 4.1 to the Form 8-K filed October 2, 2012 and incorporated herein by reference).

4.7	Registration Rights Agreement by and among the Company and each investor named therein, dated September 28, 2012 (included as Exhibit 4.2 to the Form 8-K filed October 2, 2012 and incorporated herein by reference).

4.8	Warrant to Purchase Shares of Common Stock issued to Loewen, Ondaatje, McCutcheon USA LTD, dated September 28, 2012 (included as Exhibit 4.3 to the Form 8-K filed October 2, 2012 and incorporated herein by reference).

4.9	Form of Warrant to Purchase Shares of Common Stock (Special Situations Settlement), dated February 12, 2013 (included as Exhibit 4.1 to the Form 8-K filed February 13, 2013 and incorporated herein by reference).

4.10	Registration Rights Agreement by and among the Company, Special Situations Fund III QP, L.P. and Special Situations Private Equity Fund, L.P., dated February 12, 2013 (included as Exhibit 4.2 to the Form 8-K filed February 13, 2013 and incorporated herein by reference).

4.11	Form of Warrant to Purchase Shares of Common Stock (Pitlor and Schumsky Settlement), dated February 12, 2013 (included as Exhibit 4.3 to the Form 8-K filed February 13, 2013 and incorporated herein by reference).

10.1	Precision Optics Corporation, Inc. 1997 Incentive Plan, as amended and restated (included as Exhibit 10.1 to the Form 10-QSB filed November 13, 2003 and incorporated herein by reference).

10.2	Precision Optics Corporation, Inc. 2006 Equity Incentive Plan (included as Exhibit 99.1 to the Form 8-K filed December 4, 2006 and incorporated herein by reference).

10.3	Form of Nonstatutory Stock Option Certificate (included as Exhibit 10.2 to the Form 10-QSB filed February 14, 2007 and incorporated herein by reference).

10.4	Consulting Agreement between the Company and Jack P. Dreimiller, dated August 15, 2008 (included as Exhibit 10.1 to the Form 8-K filed August 18, 2008 and incorporated herein by reference).

10.5	Compensation Agreement with Richard E. Forkey, dated December 3, 2010 (included as Exhibit 10.11 to the Form 8-K filed December 6, 2010 and incorporated herein by reference).

10.6	Compensation Agreement with Joseph N. Forkey, dated December 3, 2010 (included as Exhibit 10.12 to the Form 8-K filed December 6, 2010 and incorporated herein by reference).

10.7	Compensation Agreement with Joel R. Pitlor, dated December 3, 2010 (included as Exhibit 10.13 to the Form 8-K filed December 6, 2010 and incorporated herein by reference).

10.8	Asset Purchase Agreement between the Company and Intuitive Surgical Operations, Inc., dated July 27, 2011 (included as Exhibit 10.1 to the Form 8-K filed August 3, 2011 and incorporated herein by reference).

10.9	Precision Optics Corporation, Inc. 2011 Equity Incentive Plan, dated October 13, 2011 (included as Exhibit 10.2 to Form S-8 filed October 14, 2011, and incorporated herein by reference.)

10.10	Precision Optics Corporation, Inc. 2011 Deferred Compensation Plan, dated October 13, 2011 (included as Exhibit 10.3 to Form S-8 filed October 14, 2011, and incorporated herein by reference.)

10.11	Side Letter Agreement to the Compensation Agreement with Richard E. Forkey, dated October 14, 2011 (included as Exhibit 10.4 to the Form 8-K filed October 19, 2011 and incorporated herein by reference).

10.12	Side Letter Agreement to the Compensation Agreement with Joseph N. Forkey, dated October 14, 2011 (included as Exhibit 10.5 to the Form 8-K filed October 19, 2011 and incorporated herein by reference).

10.13	Side Letter Agreement to the Compensation Agreement with Joel N. Pitlor, dated October 14, 2011 (included as Exhibit 10.6 to the Form 8-K filed October 19, 2011 and incorporated herein by reference).

10.14	Purchase Agreement by and among the Company and each investor named therein, dated September 28, 2012 (included as Exhibit 10.1 to the Form 8-K filed October 2, 2012 and incorporated herein by reference).

10.15	Settlement Agreement by and among the Company, Special Situations Fund III QP, L.P. and Special Situations Private Equity Fund, L.P., dated February 12, 2013 (included as Exhibit 10.1 to the Form 8-K filed February 13, 2013 and incorporated herein by reference).

10.16	Settlement Agreement by and between the Company and Joel Pitlor, dated February 12, 2013 (included as Exhibit 10.2 to the Form 8-K filed February 13, 2013 and incorporated herein by reference).

10.17	Settlement Agreement by and between the Company and Arnold Schumsky, dated February 12, 2013 (included as Exhibit 10.3 to the Form 8-K filed February 13, 2013 and incorporated herein by reference).

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101.INS*	XBRL Instance Document (filed herewith).
101.SCH*	XBRL Taxonomy Extension Schema (filed herewith).
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase (filed herewith).
101.DEF*	XBRL Taxonomy Extension Definition Linkbase (filed herewith).
101.LAB*	XBRL Taxonomy Extension Label Linkbase (filed herewith).
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase (filed herewith).

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRECISION OPTICS CORPORATION, INC.

Date: November 14, 2013	By:	/s/ Joseph N. Forkey
Joseph N. Forkey
Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2013	By:	/s/ Jack P. Dreimiller
Jack P. Dreimiller
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

