Form 10-Q
period 2013-12-31
PRECISION OPTICS Corp INC
filed 2014-02-14
CIK 867840

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013

or

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

The number of shares outstanding of the issuer’s common stock, par value $0.01 per share, at January 31, 2014 was 4,455,134 shares.

PRECISION OPTICS CORPORATION, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	December 31, 2013	June 30, 2013
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$577,588	$1,034,587
Accounts Receivable, net	518,751	278,700
Inventories, net	771,451	896,173
Prepaid Expenses	76,316	61,567
Total Current Assets	1,944,106	2,271,027
PROPERTY AND EQUIPMENT
Machinery and Equipment	2,367,029	2,367,029
Leasehold Improvements	553,596	553,596
Furniture and Fixtures	148,303	148,303
Vehicles	19,674	19,674
	3,088,602	3,088,602

Less: Accumulated Depreciation	(3,069,503)	(3,056,554)
Net Property and Equipment	19,099	32,048
Patents, net	8,098	–

TOTAL ASSETS	$1,971,303	$2,303,075
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts Payable	$390,115	$289,255
Customer Advances	7,065	38,044
Accrued Employee Compensation	165,555	151,915
Accrued Professional Services	34,274	70,000
Accrued Warranty Expense	25,000	25,000
Other Accrued Liabilities	35,063	18,672
Total Current Liabilities	657,072	592,886
STOCKHOLDERS’ EQUITY (DEFICIT)
Common Stock, $0.01 par value - Authorized - 50,000,000 shares; Issued and Outstanding – 4,455,134 shares at December 31, 2013 and June 30, 2013	44,551	44,551
Additional Paid-in Capital	42,022,933	41,955,717
Accumulated Deficit	(40,753,253)	(40,290,079)
Total Stockholders’ Equity (Deficit)	1,314,231	1,710,189

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$1,971,303	$2,303,075

The accompanying notes are an integral part of these consolidated interim financial statements.

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED

DECEMBER 31, 2013 AND 2012

(UNAUDITED)

	Three Months Ended December 31,		Six Months Ended December 31,
	2013	2012	2013	2012
Revenues	$1,007,717	$498,667	$1,915,143	$1,062,065

Cost of Goods Sold	802,301	418,329	1,449,493	852,254

Gross Profit	205,416	80,338	465,650	209,811

Research and Development Expenses, net	92,142	166,661	227,055	373,952

Selling, General and Administrative Expenses	366,874	268,916	702,916	549,880

Gain on Sale of Assets	(1,147)	(1,764)	(1,147)	(3,702)

Total Operating Expenses	457,869	433,813	928,824	920,130

Operating Loss	(252,453)	(353,475)	(463,174)	(710,319)

Non-cash Provision for Claims for Liquidated Damages	–	(629,000)	–	(629,000)

Other Income	–	76,149	–	76,149

Interest Expense	–	(158)	–	(1,408)

Net Loss	$(252,453)	$(906,484)	$(463,174)	$(1,264,578)

Loss Per Share:
Basic	$(0.06)	$(0.22)	$(0.10)	$(0.47)
Diluted	$(0.06)	$(0.22)	$(0.10)	$(0.47)

Weighted Average Common Shares Outstanding:
Basic	4,455,134	4,035,656	4,455,134	2,688,788
Diluted	4,455,134	4,035,656	4,455,134	2,688,788

The accompanying notes are an integral part of these consolidated interim financial statements.

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED

DECEMBER 31, 2013 AND 2012

(UNAUDITED)

	Six Months Ended December 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(463,174)	$(1,264,578)
Adjustments to Reconcile Net Loss to Net Cash Used In Operating Activities -
Depreciation and Amortization	13,375	10,435
Gain on Sale of Assets	(1,147)	(3,702)
Gain on Settlement of Accounts Payable	–	(76,149)
Stock-based Compensation Expense	67,216	21,016
Non-cash Provision for Settlement of Claims for Liquidated Damages	–	629,000
Non-cash Interest Expense	–	1,250
Changes in Operating Assets and Liabilities -
Accounts Receivable, net	(240,051)	117,518
Inventories	124,722	(9,239)
Prepaid Expenses	(14,749)	(56,433)
Accounts Payable	100,860	(96,243)
Customer Advances	(30,979)	20,396
Accrued Expenses	(5,695)	(6,939)
Net Cash Used In Operating Activities	(449,622)	(713,668)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of Property and Equipment	–	(3,550)
Additional Patent Costs	(8,524)	–
Proceeds from Sale of Assets	1,147	3,702
Net Cash (Used For) Provided By Investing Activities	(7,377)	152

CASH FLOWS FROM FINANCING ACTIVITIES:
Gross Proceeds from September 2012 Private Placement of Common Stock and Warrants	–	2,500,015
Private Placement Expenses Incurred and Paid as of December 31, 2012	–	(294,500)
Proceeds From Exercise of Warrants to Purchase Common Stock (50,000 Shares)	–	50,000
Payment of Principal and Interest on 10% Senior Convertible Notes	–	(52,500)
Net Cash Provided by Financing Activities	–	2,203,015

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(456,999)	1,489,499
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,034,587	145,923

CASH AND CASH EQUIVALENTS, END OF PERIOD	$577,588	$1,635,422

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash Paid for Income Taxes	$912	$912

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Private Placement Expenses Incurred but not yet Paid as of December 31, 2012	$–	$14,396

The accompanying notes are an integral part of these consolidated interim financial statements.

PRECISION OPTICS CORPORATION, INC.

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Operations

The accompanying consolidated financial statements include the accounts of Precision Optics Corporation, Inc. and its wholly-owned subsidiaries (the “Company”). All significant intercompany accounts and transactions have been eliminated in consolidation.

These consolidated financial statements have been prepared by the Company, without audit, and reflect normal recurring adjustments which, in the opinion of management, are necessary for a fair statement of the results of the second quarter and six months of the Company’s fiscal year 2014. These consolidated financial statements do not include all disclosures associated with annual consolidated financial statements and, accordingly, should be read in conjunction with footnotes contained in the Company’s consolidated financial statements for the year ended June 30, 2013, together with the Report of Independent Registered Public Accounting Firm filed under cover of the Company’s 2013 Annual Report on Form 10-K, filed with the Securities and Exchange Commission on September 30, 2013.

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

Income (Loss) Per Share

Basic income (loss) per share is computed by dividing net income or net loss by the weighted average number of shares of common stock outstanding during the period. Diluted income (loss) per share is computed by dividing net income or net loss by the weighted average number of shares of common stock outstanding during the period, plus the number of potentially dilutive securities outstanding during the period such as stock options, warrants, or shares issuable upon conversion of the Company’s 10% Senior Convertible Notes, which were retired in September 2012. For the three and six months ended December 31, 2013 and 2012, the effect of such securities was antidilutive and not included in the diluted calculation because of the net loss generated in those periods.

The following is the calculation of income (loss) per share for the three and six months ended December 31, 2013 and 2012:

	Three Months Ended December 31		Six Months Ended December 31
	2013	2012	2013	2012

Net Loss – Basic and Diluted	$(252,453)	$(906,484)	$(463,174)	$(1,264,578)

Basic Weighted Average Shares Outstanding	4,455,134	4,035,656	4,455,134	2,688,788
Potentially Dilutive Securities	–	–	–	–
Diluted Weighted Average Shares Outstanding	4,455,134	4,035,656	4,455,134	2,688,788

Loss Per Share
Basic	$(0.06)	$(0.22)	$(0.10)	$(0.47)
Diluted	$(0.06)	$(0.22)	$(0.10)	$(0.47)

The number of shares issuable upon the exercise of outstanding stock options and warrants that were excluded from the computation as their effect was antidilutive was approximately 3,382,000 and 3,056,000 for the three months ended December 31, 2013 and 2012, respectively, and approximately 3,382,000 and 3,056,000 for the six months ended December 31, 2013 and 2012, respectively.

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

2.	INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out) or market and consisted of the following:

	December 31, 2013	June 30, 2013
Raw Materials	$359,550	$302,448
Work-In-Progress	306,563	392,991
Finished Goods	105,338	200,734
Total Inventories	$771,451	$896,173

3.	STOCK-BASED COMPENSATION

Stock-based compensation costs recognized during the quarters ended December 31, 2013 and 2012 amounted to $33,608 and $10,508, respectively, and the costs were included in the accompanying consolidated statements of operations in: selling, general and administrative expenses (2013 - $32,050; 2012 - $8,050), research and development expenses (2013 - $550, 2012 - $550) and cost of goods sold (2013 - $1,008; 2012 - $1,908). Stock-based compensation costs recognized during the six months ended December 31, 2013 and 2012 amounted to $67,216 and $21,016, respectively, and were included in the accompanying consolidated statements of operations in: selling, general and administrative expenses (2013 - $64,100; 2012 - $16,100), research and development expenses (2013 - $1,100, 2012 - $1,100) and cost of goods sold (2013 - $2,016, 2012 - $3,816). No compensation has been capitalized because such amounts would have been immaterial.  No income tax provision was recorded in the second quarter or first six months of fiscal years 2014 or 2013 because of the losses generated or the availability of loss carryforwards to offset any anticipated taxable income.

There were no stock option grants or cancellations during the quarter ended December 31, 2013.

As of December 31, 2013, the unrecognized compensation costs related to options vesting of $65,717 will be recognized over a period of approximately 0.5 years.

Information related to the stock options outstanding as of December 31, 2013 is as follows:

Range of Exercise Prices	Number of Shares	Weighted-Average Remaining Contractual Life (years)	Weighted-Average Exercise Price	Exercisable Number of Shares	Exercisable Weighted-Average Exercise Price
$0.85	9,000	9.01	$0.85	9,000	$0.85
$1.20	207,800	8.17	$1.20	157,800	$1.20
$0.55	49,500	8.12	$0.55	34,667	$0.55
$0.27	40,000	7.54	$0.27	40,000	$0.27
$1.35	1,200	5.90	$1.35	1,200	$1.35
$1.25	1,200	4.90	$1.25	1,200	$1.25
$6.25	1,600	2.91	$6.25	1,600	$6.25
$7.75	1,200	3.91	$7.75	1,200	$7.75
$11.50	800	1.91	$11.50	800	$11.50
$13.75	50,427	2.36	$13.75	50,427	$13.75
$20.75	37,360	1.46	$20.75	37,360	$20.75
$0.27–$20.75	400,087	6.70	$4.49	335,254	$5.15

The aggregate intrinsic value of the Company’s “in-the-money” outstanding and exercisable options as of December 31, 2013 was $42,975 and $37,783, respectively.

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

During the six months ended December 31, 2013 and 2012, respectively, the Company sold equipment that was previously written off for proceeds totaling $1,147 and $3,702, respectively, and recorded a gain of $1,147 and $3,702, respectively, which is included within operating expenses in the accompanying consolidated statements of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and notes to those statements included elsewhere in this Quarterly Report on Form 10-Q for the quarter ended December 31, 2013 and with our audited consolidated financial statements for the year ended June 30, 2013 included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on September 30, 2013

This Quarterly Report on Form 10-Q contains forward-looking statements. When used in this report, the words “expects,” “anticipates,” “suggests,” “believes,” “intends,” “estimates,” “plans,” “projects,” “continue,” “ongoing,” “potential,” “expect,” “predict,” “believe,” “intend,” “may,” “will,” “should,” “could,” “would” and similar expressions are intended to identify forward-looking statements. You should not place undue reliance on these forward-looking statements.  Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including the risks described in this report, the risks described in our Annual Report on Form 10-K for the year ended June 30, 2013 and other reports we file with the Securities and Exchange Commission. Although we believe the expectations reflected in the forward-looking statements are reasonable, they relate only to events as of the date on which the statements are made.  We do not intend to update any of the forward-looking statements after the date of this report to conform these statements to actual results or to changes in our expectations, except as required by law.

Overview

We have been developing and manufacturing advanced optical instruments since 1982. Today, the vast majority of our business is the design and manufacture of high-quality medical devices and approximately 10% of our business is design and manufacture of military and industrial products. Our medical instrumentation line includes traditional endoscopes and endocouplers as well as other custom imaging and illumination products for use in minimally invasive surgical procedures. Much of our recent development efforts have been targeted at the development of next generation endoscopes. For the last ten years, we have funded internal research and development programs to develop next generation capabilities for designing and manufacturing 3D endoscopes and very small Microprecision™ lenses, anticipating future requirements as the surgical community continues to demand smaller and more enhanced imaging systems for minimally invasive surgery. Our unique proprietary technology in these areas, combined with recent developments in the areas of 3D displays and millimeter sized image sensors, has allowed us to begin commercialization of these technologies. We believe that new products based on these technologies provide enhanced imaging for existing surgical procedures and can enable development of many new procedures. While we have continued over the years to provide custom optics solutions to our medical device company customers, we have simultaneously focused significant development efforts on further advancement of proprietary technology for 3D endoscopy and Microprecision™ optical components and micro medical camera assemblies.

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

Results of Operations

Our total revenues for the quarter ended December 31, 2013, the second quarter of our fiscal year 2014, were $1,007,717, as compared to $498,667 for the same period in the prior year, and represented an increase of $509,050, or 102.1%. The increase in revenues for the quarter ended December 31, 2013 was primarily due to initial shipments of our newly introduced 3D surgical microscope adapter, and higher unit volume sales of our other products, including a new fiberscope with a 120 degree viewing tip, scanning otoscope, larynoscopes, endocouplers and micro optics. Our total revenues for the six months ended December 31, 2013 were $1,915,143, as compared to $1,062,065 for the same period in the prior year, and represented an increase of $853,078, or 80.3%. The increase in revenues for the six months ended December 31, 2013 was primarily due to initial shipments of our newly introduced 3D surgical microscope adapter, shipments of our other products, including a new fiberscope with a 120 degree viewing tip and scanning otoscope, and higher unit volume sales of larynoscopes, endocouplers and micro optics.

Revenues from our largest customers, as a percentage of our total revenues, for the six months ended December 31, 2013 and 2012 were as follows:

	2013	2012
Customer A	20%	22%
Customer B	20	52
Customer C	18	–
All Others	42	26
	100%	100%

No other customer accounted for more than 10% of our revenues during those periods.

Gross profit for the quarter ended December 31, 2013 was $205,416, as compared to $80,338 for the same period in the prior year, which reflected an increase of $125,078. Gross profit for the quarter ended December 31, 2013 as a percentage of our revenues was 20.4%, and represented an increase from the gross profit percentage of 16.1% reported for the same period in the prior year. Gross profit for the six months ended December 31, 2013 was $465,650, as compared to $209,811 for the same period in the prior year, which reflected an increase of $255,839. Gross profit for the six months ended December 31, 2013 as a percentage of our revenues was 24.3%, and represented an increase from the gross profit percentage of 19.8% reported for the same period in the prior year. The increase in our gross profit percentage for the quarter and six months ended December 31, 2013 was primarily due to higher overall unit sales volume, partially offset by less favorable product mix and certain nonrecurring manufacturing startup expenses related to the introduction of new products in the quarter and six months ended December 31, 2013 as compared to the same periods in the prior year. Our quarterly gross profit and gross profit percentage depend on a number of factors, including overall sales volume and mix of products sold among others, and therefore vary from quarter to quarter.

Research and development expenses were $92,142 for the quarter ended December 31, 2013, as compared to $166,661 for the same period in the prior year, and represented a decrease of $74,519, or 44.7%. The decrease in research and development expenses for the quarter ended December 31, 2013 as compared to same period in the prior year was primarily due to lower labor and materials costs incurred on product development activities, partially offset by lower reimbursements received from customers for research and development activities. Quarterly research and development expenses depend on our assessment of new product opportunities and available resources. Research and development expenses were net of reimbursement of related costs of $6,156 and $43,728 during the quarters ended December 31, 2013 and 2012, respectively. Research and development expenses were $227,055 for the six months ended December 31, 2013, as compared to $373,952 for the same period in the prior year, and represented a decrease of $146,897, or 39.3%.  The decrease in research and development expenses for the six months ended December 31, 2013 as compared to the same period in the prior year was primarily due to lower labor and materials costs incurred on product development activities, partially offset by lower reimbursements received from customers for such activities. Research and development expenses were net of reimbursement of related costs of $16,356 and $60,980 during the six months ended December 31, 2013 and 2012, respectively.

Selling, general and administrative expenses were $366,874 for the quarter ended December 31, 2013, as compared to $268,916 for the same period in the prior year, and represented an increase of $97,958, or 36.4%. The increase in selling, general and administrative expenses for the quarter ended December 31, 2013 as compared to the same period in the prior year was primarily due to higher consulting, legal, selling and stock-based compensation expenses (which accounted for $23,100 of the increase). Selling, general and administrative expenses were $702,916 for the six months ended December 31, 2013, as compared to $549,880 for the same period in the prior year, and represented an increase of $153,036, or 27.8%. The increase in selling, general and administrative expenses for the six months ended December 31, 2013 as compared to the same period in the prior year was primarily due to higher consulting, legal, selling and stock-based compensation expenses (which accounted for $46,200 of the increase).

In December 2012, we settled $106,149 of accounts payable with a vendor for a negotiated payment of $30,000, and recorded a pre-tax gain of $76,149. The gain is included within other income in the quarter and six months ended December 31, 2012 in the accompanying consolidated statements of operations.

No income tax provision was recorded in the second quarter or six months of fiscal years 2014 or 2013 because of the availability of loss carryforwards to offset any anticipated taxable income in those fiscal years.

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

We compete in a highly technical, very competitive and in most cases, price driven segment of the medical instrument marketplace where products can take years to develop and introduce to distributors and end users. Furthermore, research and development, manufacturing, marketing and distribution activities are strictly regulated by the U.S. Food and Drug Administration (FDA), International Organization for Standardization (ISO) and other regulatory bodies that, while intended to enhance the ultimate quality and functionality of products produced, can contribute to the significant cost and time needed to maintain existing products, and to develop and introduce product enhancements and new product innovations.

We have traditionally funded working capital needs through product sales, management of working capital components of our business, and by cash received from public and private offerings of our common stock, warrants to purchase shares of our common stock or convertible notes. We have incurred quarter to quarter operating losses during our efforts to develop current products including Microprecision™ optical elements, micro medical camera assemblies and 3D endoscopes. Our management expects that such operating losses will continue until sales increase to breakeven and profitable levels. Our management also believes that the opportunities represented by these products have the potential to generate sales increases to achieve breakeven and profitable results.

During the quarter ended December 31, 2013, we incurred a net loss from operations of $252,453 and used cash in operating activities of $302,589. As of December 31, 2013, cash and cash equivalents were $577,588, accounts receivable were $518,751, and current liabilities were $657,072. As of June 30, 2013, cash and cash equivalents were $1,034,587, accounts receivable were $278,700, and current liabilities were $592,886.

Capital equipment expenditures during the first half of fiscal year 2014 and fiscal year 2013 were $0 and $3,550, respectively. Future capital equipment expenditures will be dependent upon future sales and success of on-going research and development efforts.

Contractual cash commitments for the fiscal years subsequent to December 31, 2013 are summarized as follows:

	2014	2015	Thereafter	Total
Operating Leases	$17,472	$4,778	$1,552	$23,802

We have contractual cash commitments related to open purchase orders for fiscal year 2014 of approximately $391,000.

Trends and Uncertainties That May Affect Future Results

During fiscal year 2010 after implementing a number of changes to reduce cash usage and increase sales and profitability, our cash flow was positive for the first time in many years. In fiscal year 2011, the major focus of our senior management shifted to finding a long-term solution to our obligations under the 10% Senior Secured Convertible Notes (the “Notes”) issued on June 25, 2008, which initially became due just before the beginning of fiscal year 2011. While we continued to work during fiscal year 2011 to advance product development and sales and marketing efforts, the requirement to find a solution for the Notes while simultaneously continuing operations of our Company with limited capital resources resulted in an overall reduction in sales volume and delay of business plans. With the consummation of an asset purchase agreement with Intuitive Surgical Operations, Inc. in July 2011, we received sufficient cash to retire the Notes, and to provide working capital for our Company. On September 28, 2012, we received $2.5 million in connection with our completion of an offering of stock and warrants. With year-over-year increase in sales of 17.1% for fiscal year 2013 as compared to fiscal 2012 and an increase in sales of 80.3% for the first six months of 2014, we are beginning to see the effect of management’s renewed focus on operations and anticipate continued growth for the remainder of fiscal 2014.

We are excited about the continued development, commercialization, and market acceptance of our new products and technical innovations based upon our unique proprietary technology. In March 2013, we received a follow-on purchase order for $660,000 for custom-designed endoscopes to be manufactured and delivered over a sixteen-month period beginning in July 2013. The delivery schedule on this order was recently accelerated by the customer to request deliveries over a ten, rather than sixteen, month period. The order is from one of our largest medical customers and the requested endoscopes represent two distinct designs which include various aspects of our unique proprietary MicroprecisionTM lens technology and optical visualization system expertise. In April 2012, we also accepted an order from a customer to purchase endoscopes for a total purchase amount of $1,032,000 (the “April 2012 Order”). We have now completed pre-production activities and recently began shipments against this order, which relies heavily on our proprietary Microprecision™ technology.

Since early July 2013, we have supplied engineering and manufacturing services to a new customer who is developing next generation otoscope devices used for the treatment of ears. We have delivered pre-production otoscopes which incorporate the next generation designs, all of which have been successfully tested by this customer. Also during this time period, we provided design and engineering services to a second customer relating to a new 3D adapter for use with ophthalmologic microscopes for use in eye treatments. Utilizing our extensive experience and proprietary design approaches for 3D visualization, we have delivered pre-production units that meet this customer’s device specifications. Our customer for this project – a major consumer and professional electronics and camera manufacturer – has demonstrated these devices to leaders in the ophthalmologic community with very positive response. Although purchase orders have not yet been obtained for volume manufacturing, we believe that both of these projects could proceed to full production in the next three to six months.

We have also focused recent operational efforts on sales and marketing activities intended to broaden awareness of the benefits of our new technology platforms, which we believe are ready for general application to medical device projects requiring surgery-grade visualization from sub-millimeter sized devices and handheld 3D endoscopy. We continue to attend trade shows to announce our new technology, and recently attended the SPIE Photonics West show in San Francisco, CA and the Medical Design & Manufacturing (MD&M) West show in Anaheim, California, both in early February 2014. Our new technology has been well received during these recent trade shows, and has resulted in numerous follow-on discussions with a number of existing and new potential customers.

Due to the introductory stage of many of our new products and the unpredictable timing of orders from customers, it is difficult to predict with certainty the detailed rate of future revenue growth. We have received significant new orders for a number of new products which rely on our Microprecision™ lens technology, including the March 2013 order and the April 2012 Order, both of which are described above, and a $250,000 order for micro medical camera assemblies. We believe these orders will help to increase our revenues in future quarters. Also, we expect that current discussions with existing and new potential customers could lead to increases in our revenues. To continue to support orders for new products as well as ongoing and future discussions, we intend to continue to develop and commercialize new products and technical innovations, including:

—	new components and instruments utilizing our patented Microprecision™ lens technology for optical components and micro medical camera assemblies with sizes on the order of 1 mm and smaller; and

—	new 3D imaging technology for use in handheld 3D endoscopes, and for 3D monitor-based visualization through surgical microscopes.

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

We have also developed and manufactured prototypes of a new 3D endoscope with high definition quality imaging and 10 mm diameter for use in general laparoscopic surgery. This next generation 3D endoscope has been evaluated by a number of medical professionals and has been received enthusiastically. We believe that with the advent of commercially available high quality flat panel 3D displays, handheld 3D endoscopy represents an opportunity for sales growth for our Company. In addition, the technology we have developed for 3D endoscopy can also be used for 3D monitor-based visualization through surgical microscopes.

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

Item 4. Controls and Procedures.

Management’s Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and our Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures, including internal control over financial reporting, were not effective, as of December 31, 2013, to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended (i) is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are intended to be designed to provide reasonable assurance that such information is accumulated and communicated to our management. Based on this evaluation, our management concluded that our internal control over financial reporting was not effective as of December 31, 2013.

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

We believe that the step outlined above strengthens our internal control over financial reporting and mitigates the material weakness described above. As part of our assessment of internal control over financial reporting for the quarter and six months ended December 31, 2013, our management has evaluated this additional control and has determined that it is operating effectively.

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

To address and remediate the material weakness in internal control over financial reporting described above, beginning in the quarter ended September 30, 2009 and continuing through the quarter ended December 31, 2013, we implemented procedures to improve our inventory controls and documentation surrounding inventory valuation for overhead rates, and performed procedures to ensure that the pricing of inventory items was consistent with the supporting documentation. We believe that the step outlined above strengthens our internal control over financial reporting and mitigates the material weakness described above.

We intend to continue to remediate material weaknesses and enhance our internal controls but cannot guarantee that our efforts will result in remediation of our material weaknesses or that new issues will not be exposed in this process.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2013, which is covered by this Quarterly Report on Form 10-Q, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

We did not issue any unregistered equity securities during the quarter ended December 31, 2013.

Item 3. Defaults Upon Senior Securities.

As of December 31, 2013, we are not in default with respect to any indebtedness.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit	Description

2.1	Asset Purchase Agreement between the Company and Optometrics Corporation, dated January 18, 2008 (included as Exhibit 2.1 to the Form 8-K filed January 25, 2008 and incorporated herein by reference).

3.1	Articles of Organization of Precision Optics Corporation, Inc., as amended (included as Exhibit 3.1 to the Form SB-2 filed March 16, 2007 and incorporated herein by reference).

3.2	Bylaws of Precision Optics Corporation, Inc. (included as Exhibit 3.2 to the Form S-1 filed December 18, 2008 and incorporated herein by reference).

3.3	Articles of Amendment to the Articles of Organization of Precision Optics Corporation, Inc., dated November 25, 2008 and effective December 11, 2008 (included as Exhibit 3.1 to the Form 8-K filed December 11, 2008 and incorporated herein by reference).

4.1	Registration Rights Agreement by and among the Company and each investor named therein, dated February 1, 2007 (included as Exhibit 4.1 to the Form 8-K filed February 2, 2007 and incorporated herein by reference).

4.2	Form of Warrant to Purchase Shares of Common Stock (February 2007 offering) (included as Exhibit 4.2 to the Form 8-K filed February 2, 2007 and incorporated herein by reference).

4.3	Registration Rights Agreement by and among the Company and each investor named therein, dated June 25, 2008 (included as Exhibit 4.1 to the Form 8-K filed June 27, 2008 and incorporated herein by reference).

4.4	Form of Warrant to Purchase Shares of Common Stock, dated June 25, 2008 (included as Exhibit 4.2 to the Form 8-K filed June 27, 2008 and incorporated herein by reference).
4.5	Form of Warrant to Purchase Shares of Common Stock (September 2012 offering) (included as Exhibit 4.1 to the Form 8-K filed October 2, 2012 and incorporated herein by reference).

4.6	Registration Rights Agreement by and among the Company and each investor named therein, dated September 28, 2012 (included as Exhibit 4.2 to the Form 8-K filed October 2, 2012 and incorporated herein by reference).

4.7	Warrant to Purchase Shares of Common Stock issued to Loewen, Ondaatje, McCutcheon USA LTD, dated September 28, 2012 (included as Exhibit 4.3 to the Form 8-K filed October 2, 2012 and incorporated herein by reference).

4.8	Form of Warrant to Purchase Shares of Common Stock (Special Situations Settlement) (included as Exhibit 4.1 to the Form 8-K filed February 13, 2013 and incorporated herein by reference).

4.9	Registration Rights Agreement by and among the Company, Special Situations Fund III QP, L.P. and Special Situations Private Equity Fund, L.P., dated February 12, 2013 (included as Exhibit 4.2 to the Form 8-K filed February 13, 2013 and incorporated herein by reference).

4.10	Form of Warrant to Purchase Shares of Common Stock (Pitlor Settlement and Schumsky Settlement) (included as Exhibit 4.3 to the Form 8-K filed February 13, 2013 and incorporated herein by reference).

10.1	Precision Optics Corporation, Inc. 1997 Incentive Plan, as Amended and Restated (included as Exhibit 10.1 to the Form 10-QSB filed November 13, 2003 and incorporated herein by reference).

10.2	Precision Optics Corporation, Inc. 2006 Equity Incentive Plan (included as Exhibit 99.1 to the Form 8-K filed December 4, 2006 and incorporated herein by reference).

10.3	Form of Nonstatutory Stock Option Certificate (included as Exhibit 10.2 to the Form 10-QSB filed February 14, 2007 and incorporated herein by reference).

10.4	Consulting Agreement between the Company and Jack P. Dreimiller, dated August 15, 2008 (included as Exhibit 10.1 to the Form 8-K filed August 18, 2008 and incorporated herein by reference).

10.5	Asset Purchase Agreement between the Company and Intuitive Surgical Operations, Inc., dated July 27, 2011 (included as Exhibit 10.1 to the Form 8-K filed August 3, 2011 and incorporated herein by reference).

10.6	Precision Optics Corporation, Inc. 2011 Equity Incentive Plan, dated October 13, 2011 (included as Exhibit 10.2 to Form S-8 filed October 14, 2011, and incorporated herein by reference.)

10.7	Precision Optics Corporation, Inc. 2011 Deferred Compensation Plan, dated October 13, 2011 (included as Exhibit 10.3 to Form S-8 filed October 14, 2011, and incorporated herein by reference.)

10.8	Purchase Agreement by and among the Company and each investor named therein, dated September 28, 2012 (included as Exhibit 10.1 to the Form 8-K filed October 2, 2012 and incorporated herein by reference).

10.9	Settlement Agreement by and among the Company, Special Situations Fund III QP, L.P. and Special Situations Private Equity Fund, L.P., dated February 12, 2013 (included as Exhibit 10.1 to the Form 8-K filed February 13, 2013 and incorporated herein by reference).

10.10	Settlement Agreement by and between the Company and Joel Pitlor, dated February 12, 2013 (included as Exhibit 10.2 to the Form 8-K filed February 13, 2013 and incorporated herein by reference).

10.11	Settlement Agreement by and between the Company and Arnold Schumsky, dated February 12, 2013 (included as Exhibit 10.3 to the Form 8-K filed February 13, 2013 and incorporated herein by reference).

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101.INS*	XBRL Instance Document (filed herewith).
101.SCH*	XBRL Taxonomy Extension Schema (filed herewith).
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase (filed herewith).
101.DEF*	XBRL Taxonomy Extension Definition Linkbase (filed herewith).
101.LAB*	XBRL Taxonomy Extension Label Linkbase (filed herewith).
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase (filed herewith).

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRECISION OPTICS CORPORATION, INC.

Date: February 14, 2014	By:	/s/ Joseph N. Forkey
Joseph N. Forkey
Chief Executive Officer (Principal Executive Officer)

Date: February 14, 2014	By:	/s/ Jack P. Dreimiller
Jack P. Dreimiller
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

