Form 10-Q
period 2014-03-31
PRECISION OPTICS Corp INC
filed 2014-05-15
CIK 867840

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

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

The number of shares outstanding of the issuer’s common stock, par value $0.01 per share, at April 30, 2014 was 4,455,134 shares.

PRECISION OPTICS CORPORATION, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31, 2014	June 30, 2013
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$364,863	$1,034,587
Accounts Receivable, net	481,911	278,700
Inventories, net	920,209	896,173
Prepaid Expenses	103,866	61,567
Total Current Assets	1,870,849	2,271,027
PROPERTY AND EQUIPMENT
Machinery and Equipment	2,367,029	2,367,029
Leasehold Improvements	553,596	553,596
Furniture and Fixtures	148,303	148,303
Vehicles	19,674	19,674
	3,088,602	3,088,602

Less: Accumulated Depreciation	(3,072,757)	(3,056,554)
Net Property and Equipment	15,845	32,048
Patents, net	7,885	–

TOTAL ASSETS	$1,894,579	$2,303,075
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts Payable	$543,550	$289,255
Customer Advances	27,782	38,044
Accrued Employee Compensation	204,346	151,915
Accrued Professional Services	36,680	70,000
Accrued Warranty Expense	25,000	25,000
Other Accrued Liabilities	81,716	18,672
Total Current Liabilities	919,074	592,886
STOCKHOLDERS’ EQUITY (DEFICIT)
Common Stock, $0.01 par value - Authorized - 50,000,000 shares; Issued and Outstanding – 4,455,134 shares at March 31, 2014 and June 30, 2013	44,551	44,551
Additional Paid-in Capital	42,064,641	41,955,717
Accumulated Deficit	(41,133,687)	(40,290,079)
Total Stockholders’ Equity (Deficit)	975,505	1,710,189

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$1,894,579	$2,303,075

The accompanying notes are an integral part of these consolidated interim financial statements.

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED

MARCH 31, 2014 AND 2013

(UNAUDITED)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2014	2013	2014	2013
Revenues	$833,451	$655,341	$2,748,594	$1,717,406

Cost of Goods Sold	644,219	496,580	2,093,712	1,348,834

Gross Profit	189,232	158,761	654,882	368,572

Research and Development Expenses, net	132,957	159,472	360,012	533,424

Selling, General and Administrative Expenses	443,220	350,180	1,146,136	900,060

Gain on Sale of Assets	(6,511)	(897)	(7,658)	(4,599)

Total Operating Expenses	569,666	508,755	1,498,490	1,428,885

Operating Loss	(380,434)	(349,994)	(843,608)	(1,060,313)

Non-cash Provision for Claims for Liquidated Damages	–	–	–	(629,000)

Other Income	–	–	–	76,149

Interest Expense	–	–	–	(1,408)

Net Loss	$(380,434)	$(349,994)	$(843,608)	$(1,614,572)

Loss Per Share:
Basic	$(0.09)	$(0.08)	$(0.19)	$(0.50)
Diluted	$(0.09)	$(0.08)	$(0.19)	$(0.50)

Weighted Average Common Shares Outstanding:
Basic	4,455,134	4,279,467	4,455,134	3,211,274
Diluted	4,455,134	4,279,467	4,455,134	3,211,274

The accompanying notes are an integral part of these consolidated interim financial statements.

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED

March 31, 2014 AND 2013

(UNAUDITED)

	Nine Months Ended March 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(843,608)	$(1,614,572)
Adjustments to Reconcile Net Loss to Net Cash Used In Operating Activities -
Depreciation and Amortization	16,842	15,785
Gain on Sale of Assets	(7,658)	(4,599)
Gain on Settlement of Accounts Payable	–	(76,149)
Stock-based Compensation Expense	108,924	73,913
Non-cash Consulting Expense	73,898	–
Non-cash Provision for Settlement of Claims for Liquidated Damages	–	629,000
Non-cash Interest Expense	–	1,250
Changes in Operating Assets and Liabilities -
Accounts Receivable, net	(203,211)	58,826
Inventories	(24,036)	(160,375)
Prepaid Expenses	(42,299)	(38,536)
Accounts Payable	254,295	37,669
Customer Advances	(10,262)	(3,087)
Accrued Expenses	8,257	23,668
Net Cash Used In Operating Activities	(668,858)	(1,057,207)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of Property and Equipment	–	(3,550)
Additional Patent Costs	(8,524)	–
Proceeds from Sale of Assets	7,658	4,599
Net Cash (Used For) Provided By Investing Activities	(866)	1,049

CASH FLOWS FROM FINANCING ACTIVITIES:
Gross Proceeds from September 2012 Private Placement of Common Stock and Warrants	–	2,500,015
Private Placement Expenses Incurred and Paid as of March 31, 2013	–	(308,896)
Proceeds From Exercise of Warrants to Purchase Common Stock (50,000 Shares)	–	50,000
Payment of Principal and Interest on 10% Senior Convertible Notes	–	(52,500)
Net Cash Provided by Financing Activities	–	2,188,619

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(669,724)	1,132,461
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,034,587	145,923

CASH AND CASH EQUIVALENTS, END OF PERIOD	$364,863	$1,278,384

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash Paid for Income Taxes	$912	$912

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Issuance of Common Stock and Warrants for Settlement of Claims for Liquidated Damages (370,000 shares and 370,000 warrants)	$–	$629,000

The accompanying notes are an integral part of these consolidated interim financial statements.

PRECISION OPTICS CORPORATION, INC.

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Operations

The accompanying consolidated financial statements include the accounts of Precision Optics Corporation, Inc. and its wholly-owned subsidiaries (the “Company”). All significant intercompany accounts and transactions have been eliminated in consolidation.

These consolidated financial statements have been prepared by the Company, without audit, and reflect normal recurring adjustments which, in the opinion of management, are necessary for a fair statement of the results of the third quarter and nine months of the Company’s fiscal year 2014. These consolidated financial statements do not include all disclosures associated with annual consolidated financial statements and, accordingly, should be read in conjunction with footnotes contained in the Company’s consolidated financial statements for the year ended June 30, 2013, together with the Report of Independent Registered Public Accounting Firm filed under cover of the Company’s 2013 Annual Report on Form 10-K, filed with the Securities and Exchange Commission on September 30, 2013.

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

Income (Loss) Per Share

Basic income (loss) per share is computed by dividing net income or net loss by the weighted average number of shares of common stock outstanding during the period. Diluted income (loss) per share is computed by dividing net income or net loss by the weighted average number of shares of common stock outstanding during the period, plus the number of potentially dilutive securities outstanding during the period such as stock options, warrants, or shares issuable upon conversion of the Company’s 10% Senior Convertible Notes, which were retired in September 2012. For the three and nine months ended March 31, 2014 and 2013, the effect of such securities was antidilutive and not included in the diluted calculation because of the net loss generated in those periods.

The following is the calculation of income (loss) per share for the three and nine months ended March 31, 2014 and 2013:

	Three Months Ended March 31		Nine Months Ended March 31
	2014	2013	2014	2013

Net Loss – Basic and Diluted	$(380,434)	$(349,994)	$(843,608)	$(1,614,572)

Basic Weighted Average Shares Outstanding	4,455,134	4,279,467	4,455,134	3,211,274
Potentially Dilutive Securities	–	–	–	–
Diluted Weighted Average Shares Outstanding	4,455,134	4,279,467	4,455,134	3,211,274

Loss Per Share
Basic	$(0.09)	$(0.08)	$(0.19)	$(0.50)
Diluted	$(0.09)	$(0.08)	$(0.19)	$(0.50)

The number of shares issuable upon the exercise of outstanding stock options and warrants that were excluded from the computation as their effect was antidilutive was approximately 3,393,000 and 3,435,000 for the three months ended March 31, 2014 and 2013, respectively, and approximately 3,393,000 and 3,435,000 for the nine months ended March 31, 2014 and 2013, respectively.

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

2.	INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out) or market and consisted of the following:

	March 31, 2014	June 30, 2013
Raw Materials	$415,587	$302,448
Work-In-Progress	394,590	392,991
Finished Goods	110,032	200,734
Total Inventories	$920,209	$896,173

3.	STOCK-BASED COMPENSATION

Stock-based compensation costs recognized during the quarters ended March 31, 2014 and 2013 amounted to $41,708 and $52,898, respectively, and the costs were included in the accompanying consolidated statements of operations in: selling, general and administrative expenses (2014 - $40,150; 2013 - $50,440), research and development expenses (2014 - $550, 2013 - $550) and cost of goods sold (2014 - $1,008; 2013 - $1,908). Stock-based compensation costs recognized during the nine months ended March 31, 2014 and 2013 amounted to $108,924 and $73,913, respectively, and were included in the accompanying consolidated statements of operations in: selling, general and administrative expenses (2014 - $104,250; 2013 - $66,539), research and development expenses (2014 - $1,650, 2013 - $1,650) and cost of goods sold (2014 - $3,024, 2013 - $5,724). No compensation has been capitalized because such amounts would have been immaterial.  No income tax provision was recorded in the third quarter or first nine months of fiscal years 2014 or 2013 because of the losses generated or the availability of loss carryforwards to offset any anticipated taxable income.

There were 9,000 stock options granted during the quarter ended March 31, 2014 with an exercise price of $0.90.

As of March 31, 2014, the unrecognized compensation costs related to options vesting of $32,109 will be recognized over a period of approximately 0.25 years.

Information related to the stock options outstanding as of March 31, 2014 is as follows:

Range of Exercise Prices	Number of Shares	Weighted-Average Remaining Contractual Life (years)	Weighted-Average Exercise Price	Exercisable Number of Shares	Exercisable Weighted-Average Exercise Price
$0.90	9,000	9.76	$0.90	9,000
$0.85	9,000	8.76	$0.85	9,000	$0.85
$1.20	207,800	7.93	$1.20	182,800	$1.20
$0.55	49,500	7.87	$0.55	34,667	$0.55
$0.27	40,000	7.29	$0.27	40,000	$0.27
$1.35	1,200	5.65	$1.35	1,200	$1.35
$1.25	1,200	4.66	$1.25	1,200	$1.25
$6.25	1,600	2.67	$6.25	1,600	$6.25
$7.75	1,200	3.66	$7.75	1,200	$7.75
$11.50	800	1.67	$11.50	800	$11.50
$13.75	50,427	2.11	$13.75	50,427	$13.75
$20.75	37,360	1.21	$20.75	37,360	$20.75
$0.27–$20.75	409,087	6.31	$4.41	369,254	$5.04

The aggregate intrinsic value of the Company’s “in-the-money” outstanding and exercisable options as of March 31, 2014 was $53,725 and $47,050, respectively.

Included in current liabilities at March 31, 2014 is approximately $83,900 that is expected to be paid through the issuance of stock.

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

During the nine months ended March 31, 2014 and 2013, respectively, the Company sold equipment that was previously written off for proceeds totaling $7,658 and $4,599, respectively, and recorded a gain of $7,658 and $4,599, respectively, which is included within operating expenses in the accompanying consolidated statements of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and notes to those statements included elsewhere in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 and with our audited consolidated financial statements for the year ended June 30, 2013 included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on September 30, 2013.

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

Results of Operations

Our total revenues for the quarter ended March 31, 2014, the third quarter of our fiscal year 2014, were $833,451, as compared to $655,341 for the same period in the prior year, and represented an increase of $178,110, or 27.2%. The increase in revenues for the quarter ended March 31, 2014 was primarily due to higher unit volume sales of several products including our new scanning otoscope, larynoscopes, and micro optics, partially offset by lower unit volume sales of our advanced surgical visualization system used in spinal surgery. Total revenues for the nine months ended March 31, 2014 were $2,748,594, as compared to $1,717,406 for the same period in the prior year, and represented an increase of $1,031,188, or 60.0%. The increase in revenues for the nine months ended March 31, 2014 was primarily due to initial shipments of our newly introduced 3D surgical microscope adapter, higher shipments of other products, including a new fiberscope with a 120 degree viewing tip and scanning otoscope, and higher unit volume sales of larynoscopes, endocouplers and micro optics.

Revenues from our largest customers, as a percentage of our total revenues, for the nine months ended March 31, 2014 and 2013 were as follows:

	2014	2013
Customer A	22%	15%
Customer B	20	55
Customer C	13	–
Customer D	11	–
All Others	34	30
	100%	100%

No other customer accounted for more than 10% of our revenues during those periods.

Gross profit for the quarter ended March 31, 2014 was $189,232, as compared to $158,761 for the same period in the prior year, which reflected an increase of $30,471. Gross profit for the quarter ended March 31, 2014 as a percentage of our revenues was 22.7%, and represented a decrease from the gross profit percentage of 24.2% reported for the same period in the prior year. Gross profit for the nine months ended March 31, 2014 was $654,882, as compared to $368,572 for the same period in the prior year, which reflected an increase of $286,310. Gross profit for the nine months ended March 31, 2014 as a percentage of our revenues was 23.8%, and represented an increase from the gross profit percentage of 21.5% reported for the same period in the prior year. The increase in our gross profit percentage for the nine months ended March 31, 2014 was primarily due to higher overall unit sales volume, partially offset by less favorable product mix and certain nonrecurring manufacturing startup expenses related to the introduction of new products in the nine months ended March 31, 2014 as compared to the same periods in the prior year. Our quarterly gross profit and gross profit percentage depend on a number of factors, including overall sales volume and mix of products sold among others, and therefore vary from quarter to quarter.

Research and development expenses were $132,957 for the quarter ended March 31, 2014, as compared to $159,472 for the same period in the prior year, and represented a decrease of $26,515, or 16.6%. The decrease in research and development expenses for the quarter ended March 31, 2014 as compared to same period in the prior year was primarily due to lower labor and materials costs incurred on product development activities, partially offset by lower reimbursements received from customers for research and development activities. Quarterly research and development expenses depend on our assessment of new product opportunities and available resources. Research and development expenses were net of reimbursement of related costs of $8,651 and $15,250 during the quarters ended March 31, 2014 and 2013, respectively. Research and development expenses were $360,012 for the nine months ended March 31, 2014, as compared to $533,424 for the same period in the prior year, and represented a decrease of $173,412, or 32.5%.  The decrease in research and development expenses for the nine months ended March 31, 2014 as compared to the same period in the prior year was primarily due to lower labor and materials costs incurred on product development activities, partially offset by lower reimbursements received from customers for such activities. Research and development expenses were net of reimbursement of related costs of $25,007 and $76,230 during the nine months ended March 31, 2014 and 2013, respectively.

Selling, general and administrative expenses were $443,220 for the quarter ended March 31, 2014, as compared to $350,180 for the same period in the prior year, and represented an increase of $93,040, or 26.6%. The increase in selling, general and administrative expenses for the quarter ended March 31, 2014 as compared to the same period in the prior year was primarily due to higher consulting, legal, and selling expenses. Selling, general and administrative expenses were $1,146,136 for the nine months ended March 31, 2014, as compared to $900,060 for the same period in the prior year, and represented an increase of $246,076, or 27.3%. The increase in selling, general and administrative expenses for the nine months ended March 31, 2014 as compared to the same period in the prior year was primarily due to higher consulting, legal, selling and stock-based compensation expenses (which accounted for $35,011 of the increase).

Net loss in the nine months ended March 31, 2013 included a non-cash expense for settlement of claims for liquidated damages of $629,000 and a non-cash gain on settlement of accounts payable of $76,149.

No income tax provision was recorded in the third quarter or nine months of fiscal years 2014 or 2013 because of the availability of loss carryforwards to offset any anticipated taxable income in those fiscal years.

Liquidity and Capital Resources

We believe the following technology areas continue to represent significant opportunities for our future sales growth:

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

Until the Company achieves breakeven and profitable results, we will be required to pursue several options to manage cash flow and raise capital, including issuing debt or equity or entering into a strategic alliance. The sale of additional equity or convertible debt securities would result in additional dilution to our current stockholders, and debt financing, if available, may involve restrictive covenants that could restrict our operations or finances. Financing may not be available in amounts or on terms acceptable to us, if at all. If we cannot raise funds on acceptable terms or achieve positive cash flow, we may not be able to continue to conduct operations, develop new products, grow market share, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements, any of which would negatively impact our business, operating results and financial condition.

During the quarter ended March 31, 2014, we incurred a net loss from operations of $380,434 and used cash in operating activities of $219,236. As of March 31, 2014, cash and cash equivalents were $364,863, accounts receivable were $481,911, and current liabilities were $919,074. As of June 30, 2013, cash and cash equivalents were $1,034,587, accounts receivable were $278,700, and current liabilities were $592,886.

Capital equipment expenditures during the first nine months of fiscal year 2014 and fiscal year 2013 were $0 and $3,550, respectively. Future capital equipment expenditures will be dependent upon future sales and success of on-going research and development efforts.

Contractual cash commitments for the fiscal years subsequent to March 31, 2014 are summarized as follows:

	2014	2015	Thereafter	Total
Operating Leases	$11,639	$13,178	$1,552	$26,369

We have contractual cash commitments related to open purchase orders as of March 31, 2014 of approximately $402,500.

Trends and Uncertainties That May Affect Future Results

During fiscal year 2010 after implementing a number of changes to reduce cash usage and increase sales and profitability, our cash flow was positive for the first time in many years. In fiscal year 2011, the major focus of our senior management shifted to finding a long-term solution to our obligations under the 10% Senior Secured Convertible Notes (the “Notes”) issued on June 25, 2008, which initially became due just before the beginning of fiscal year 2011. While we continued to work during fiscal year 2011 to advance product development and sales and marketing efforts, the requirement to find a solution for the Notes while simultaneously continuing operations of our Company with limited capital resources resulted in an overall reduction in sales volume and delay of business plans. With the consummation of an asset purchase agreement with Intuitive Surgical Operations, Inc. in July 2011, we received sufficient cash to retire the Notes, and to provide working capital for our Company. On September 28, 2012, we raised $2.5 million in connection with our completion of an offering of stock and warrants. With year-over-year increase in sales of 17.1% for fiscal year 2013 as compared to fiscal 2012 and an increase in sales of 60.0% for the first nine months of 2014, we are beginning to see the effect of management’s renewed focus on operations and anticipate continued growth for the remainder of fiscal 2014.

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

We have also focused recent operational efforts on sales and marketing activities intended to broaden awareness of the benefits of our new technology platforms, which we believe are ready for general application to medical device projects requiring surgery-grade visualization from sub-millimeter sized devices and handheld 3D endoscopy. We continue to attend trade shows to announce our new technology, and recently attended the SPIE Photonics West show in San Francisco, CA and the Medical Design & Manufacturing West show in Anaheim, California, both in early February 2014. Our new technology has been well received during these recent trade shows, and has resulted in numerous follow-on discussions with a number of existing and new potential customers.

Due to the introductory stage of many of our new products and the unpredictable timing of orders from customers, it is difficult to predict with certainty the detailed rate of future revenue growth. We have received significant new orders for a number of new products which rely on our Microprecision™ lens technology, including the orders received in March 2013 and April 2012, both of which are described above, and a $250,000 order for micro medical camera assemblies. We believe these orders will help to increase our revenues in future quarters. Also, we expect that current discussions with existing and new potential customers could lead to increases in our revenues. To continue to support orders for new products as well as ongoing and future discussions, we intend to continue to develop and commercialize new products and technical innovations, including:

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

Item 4. Controls and Procedures.

Management’s Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and our Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures, including internal control over financial reporting, were not effective, as of March 31, 2014, to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended (i) is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are intended to be designed to provide reasonable assurance that such information is accumulated and communicated to our management. Based on this evaluation, our management concluded that our internal control over financial reporting was not effective as of March 31, 2014.

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

We believe that the step outlined above strengthens our internal control over financial reporting and mitigates the material weakness described above. As part of our assessment of internal control over financial reporting for the quarter and nine months ended March 31, 2014, our management has evaluated this additional control and has determined that it is operating effectively.

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

To address and remediate the material weakness in internal control over financial reporting described above, beginning in the quarter ended September 30, 2009 and continuing through the quarter ended March 31, 2014, we implemented procedures to improve our inventory controls and documentation surrounding inventory valuation for overhead rates, and performed procedures to ensure that the pricing of inventory items was consistent with the supporting documentation. We believe that the step outlined above strengthens our internal control over financial reporting and mitigates the material weakness described above.

We intend to continue to remediate material weaknesses and enhance our internal controls but cannot guarantee that our efforts will result in remediation of our material weaknesses or that new issues will not be exposed in this process.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2014, which is covered by this Quarterly Report on Form 10-Q, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

We did not issue any unregistered equity securities during the quarter ended March 31, 2014.

Item 3. Defaults Upon Senior Securities.

As of March 31, 2014, we are not in default with respect to any indebtedness.

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

PRECISION OPTICS CORPORATION, INC.

Date: May 15, 2014	By:	/s/ Joseph N. Forkey
Joseph N. Forkey
Chief Executive Officer (Principal Executive Officer)

Date: May 15, 2014	By:	/s/ Jack P. Dreimiller
Jack P. Dreimiller
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

