Form 10-K
period 2014-06-30
PRECISION OPTICS CORPORATION, INC.
filed 2014-09-29
CIK 867840

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant on December 31, 2013 was approximately $1,496,808 based on a total of 1,663,120 shares of the registrant’s common stock held by non-affiliates on December 31, 2013, at the closing price of $0.90 per share as reported on the OTCQB market.

The number of shares of outstanding common stock of the registrant as of September 23, 2014 was 6,262,584.

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

Microprecision™ Lenses and Micro Medical Cameras: While the size of endoscopes has gradually decreased over time, the widespread use of very small endoscopes, with diameters of one millimeter or smaller, has been limited, in part, we believe, by the inability of traditional lens fabrication methods to support these smaller sizes with good image quality and acceptable manufacturing costs. We believe our Microprecision™ optics technology provides a solution to this problem. Combined with recent advances by other companies in complementary metal-oxide-semiconductor (CMOS) image sensor fabrication techniques, our Microprecision™ lenses and proprietary manufacturing techniques enable the manufacture of micro medical cameras at low prices and with sizes on the order of one millimeter or less, characteristics that make them well suited to medical applications. While we have manufactured Microprecision™ components for the last few years, we only recently received production orders for endoscopes and camera assemblies that use our Microprecision™ technology.

3D Endoscopes: Our 3D endoscopes provide next generation optical imaging for minimally invasive surgical procedures that utilize hand-held rigid endoscopes by using the brain’s natural ability to perceive depth, which is the third dimension, by viewing one’s environment through two eyes. Utilizing our proprietary technology to provide independent images to right and left eyes, surgeons can view the operative field with 3D perception.

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

While our resources are substantially more limited than those of some of our competitors, we believe that we can compete successfully in this market on the basis of product quality, price, delivery and innovation. Our success will depend, in part, on our ability to maintain a technological advantage over our competitors. To this end, we intend to continue to aggressively support and augment our internal engineering, research and development resources and to aggressively pursue patent protection for existing and new technology. We believe that our unique technical capabilities in the areas of Microprecision™ optics and micro medical cameras, as well as 3D endoscopes currently represent competitive advantages for us in the minimally invasive surgical device market.

Market Opportunities

Microprecision™ lenses and Micro Medical Cameras: While other approaches exist for the manufacture of camera lenses, we believe that no lens on the market today has the combination of low cost, small size, range of optical specifications and high image quality required for many medical applications that our lenses have. By enabling the production of millimeter sized and smaller cameras with low manufacturing costs, we believe our MicroprecisionTM technology opens the possibility to replace existing re-sterilizable endoscopes with a single-use alternative. Also, the small size of our Microprecision™ lenses and micro medical cameras can provide visualization for existing procedures that are currently performed blind or with sub-optimal imaging, and we believe can facilitate the development of new surgical procedures that are currently impractical without sub-milimeter visualization instrumentation.

3D Endoscopes: 3D endoscopes have been used for many years as part of robotic surgery systems partly because the market price of robotic surgery systems is high enough to support the cost of a high quality custom 3D display. However, we believe the use of 3D endoscopes in hand-held, non-robotic systems has been limited in the past by the high cost of good quality 3D display systems. Recently, the cost of high quality 3D display systems has dropped dramatically, driven by demand in the consumer market. Now, low cost, high quality 3D display systems, such as 3D televisions, are newly available in the market, which we believe enables the development of 3D hand-held endoscopy and creates a new market opportunity for our 3D endoscopes. To take advantage of this developing market, we have designed and built a high definition 3D endoscope for use in hand-held 3D endoscopy systems.

Sales and Marketing

We market our 3D endoscopes, Microprecision™ optical components and micro medical cameras by leveraging our existing relationships with major medical device companies – many of whom are current customers. We intend to make our existing and future technologies available to our customers for use in their current and newly developed minimally invasive surgical products and to eventually develop and market our own proprietary products, which incorporate these new technologies. In addition to direct sales channels through our existing customer relationships, we also develop new sales opportunities through our website, email mailings, and attendance at market specific tradeshows.

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

Research and Development

We believe that our future success depends to a large degree on our ability to continue to conceive and develop new optical products and technologies to enhance the performance characteristics and methods of manufacture of existing and new products. Research and development expenses are incurred on our own proprietary products and technology such as Microprecision™ optics, micro medical cameras and 3D endoscopes, as well as on certain custom projects on behalf of our customers. Accordingly, we expect to continue to seek to obtain product-related design and development contracts with customers and to invest our own funds in research and development. For the years ended June 30, 2014 and 2013, research and development expenses, net amounted to $471,106 and $630,294, respectively. For the years ended June 30, 2014 and 2013, research and development expenses were net of reimbursement from customers of related costs of $45,997 and $87,496, respectively.

Raw Materials and Principal Suppliers

A key raw material component for our products is precision grade optical glass, which we obtain from a few suppliers, principally SCHOTT North America, Inc. and Ohara Corporation. For optical thin film coatings, the basic raw materials we utilize are metals and dielectric compounds, which we obtain from a variety of chemical suppliers. Certain of the thin film coatings utilized in our products are currently procured from an outside supplier, but most thin film coatings are produced in-house. We believe that our demand for these raw materials and thin film coating services is small relative to the total supply and that the materials and services required for the production of our products are currently available in sufficient production quantities and will remain available for at least the next twelve months.

Patents and Trademarks

We rely, in part, upon patents, trade secrets and proprietary knowledge as well as personnel policies and employee confidentiality agreements concerning inventions and other creative efforts to develop and maintain our competitive position. We plan to file for patents, copyrights and trademarks in the United States and in other appropriate countries to protect our intellectual property rights to the greatest extent practicable. We currently hold rights to thirteen United States patents, and have five patent applications pending, including applications for our new generation of micro medical cameras and 3D endoscopes. Our current patent portfolio includes patents, rights to patents and patent applications that cover various aspects of our technology in the following areas:

—	Medical devices: 7 issued, 1 pending

—	3-D endoscopes: 3 issued, 2 pending

—	Microprecision™ lenses and micro medical cameras: 2 issued, 2 pending

—	Military products: 1 issued

The patents contained in our current patent portfolio have expiration dates ranging from October 2015 to August 2026. We are not aware of any infringements of these patents. While we believe that our pending applications relate to patentable devices or concepts, these patents may not ultimately be issued and we may not be able to successfully defend these patents or effectively limit the development of competitive products and services.

In July 2011, we entered into an asset purchase agreement with Intuitive Surgical Operations, Inc., in which we received $2.5 million in connection with the sale of certain intellectual property. Pursuant to the agreement, we agreed to assign to Intuitive Surgical all of the issued and non-expired patents and pending patent applications that we held on the date of the agreement, and in return, Intuitive Surgical agreed to grant to us a royalty-free, worldwide license to these patents in fields outside of medical robotics.

We intend to continue to innovate and extend our technological capabilities in the areas of 3-D endoscopy Microprecision™ optics and micro medical cameras and to aggressively pursue patent protection for such developments.

Employees

As of June 30, 2014, we had 39 employees, 37 of which were full-time employees. There were 25 employees in manufacturing, 5 in engineering/research and development, 1 in sales and marketing and 8 in finance and administration. We are not a party to any collective bargaining agreements. We believe our relations with our employees are very good.

Customers

Revenues from our largest customers, as a percentage of total revenues, for fiscal years 2014 and 2013 were as follows:

	2014	2013
Customer A	21%	13%
Customer B	21	54
Customer C	14	1
All Others	44	32
	100%	100%

No other customer accounted for more than 10% of our revenues in fiscal years 2014 and 2013. At June 30, 2014, receivables from our three largest customers were 30%, 17% and 11%, respectively, of total accounts receivable.

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

Government Regulations

Domestic Regulation. We currently develop, manufacture and sell several medical products, the marketing of which is subject to governmental regulation in the United States. Medical devices are regulated in the United States by the Food and Drug Administration, or FDA, and, in some cases, by certain state agencies. The FDA regulates the research, testing, manufacture, safety, effectiveness, labeling, promotion and distribution of medical devices in the United States. Generally, medical devices require clearance or approval prior to commercial distribution. Additionally, certain material changes to, and changes in intended uses of, medical devices are also subject to FDA review and clearance or approval. Non-compliance with applicable requirements can result in failure of the FDA to grant pre-market clearance or approval, withdrawal or suspension of approval, suspension of production, or the imposition of various other penalties.

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

In the future, we plan to market additional medical devices that may require the FDA’s permission to market such products. We may also develop additional products or seek to sell some of our current or future medical products in a manner that requires us to obtain the permission of the FDA to market such products, as well as the regulatory approval or license of other federal, state and local agencies or similar agencies in other countries. The FDA has authority to conduct detailed inspections of manufacturing plants in order to assure that “good manufacturing practices” are being followed in the manufacture of medical devices, to require periodic reporting of product defects to the FDA and to prohibit the sale of devices, which do not comply with law.

Foreign Requirements. Sales of medical device products outside the United States are subject to foreign regulatory requirements that may vary from country to country. Our failure to comply with foreign regulatory requirements would jeopardize our ability to market and sell our products in foreign jurisdictions. The regulatory environment in the European Union member countries of the European Economic Area for medical device products differs from that in the United States. Medical devices sold in the European Economic Area must bear the Conformité Européenne, or CE mark. Devices are classified by manufacturers according to the risks they represent, with a classification of Class III representing the highest risk devices and Class I representing the lowest risk devices. Once a device has been classified, the manufacturer can follow one of a series of conformity assessment routes, typically through a registered quality system, and demonstrate compliance to a “European Notified Body.” The CE mark may then be applied to the device. Maintenance of the system is ensured through annual on-site audits by the notified body and a post-market surveillance system requiring the manufacturer to submit serious complaints to the appropriate governmental authority. All of our medical products are manufactured in conformity with the CE mark requirements.

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

In the fiscal year ended June 30, 2014, our three largest customers represented approximately 21%, 21% and 14%, respectively, of our total revenues. In the fiscal year ended June 30, 2013, our two largest customers represented approximately 54% and 13%, respectively, of our total revenues. No other customer accounted for more than 10% of our revenues during those periods. At June 30, 2014, receivables from our three largest customers were 30%, 17% and 11%, respectively, of the total accounts receivable.

In the future, a small number of customers may continue to represent a significant portion of our total revenues in any given period. These customers may not consistently purchase our products at a particular rate over any subsequent period. A loss of any of these customers could adversely affect our revenues.

We could suffer unrecoverable losses on our customers’ accounts receivable, which would adversely affect our financial results.

At June 30, 2014, receivables from our three largest customers were 30%, 17% and 11%, respectively, of the total accounts receivable. While we believe we have a varied customer base and have experienced strong collections in the past, we may experience changes in our customer base, including reductions in purchasing commitments, which could also have a material adverse effect on our revenues and liquidity. We have not purchased insurance on our accounts receivable balances.

We rely heavily upon the talents of our Chief Executive Officer, the loss of whom could damage our business.

Our performance depends to a large extent on a small number of key scientific, technical, managerial and marketing personnel. In particular, we believe our success is highly dependent upon the services and reputation of our Chief Executive Officer, Dr. Joseph N. Forkey. The loss of Dr. Forkey’s services could damage our business. Dr. Forkey provides highly valuable contributions to our capabilities in optical instrument development, in management of new technology and in potentially significant longer-term Company initiatives related to biophysics and biomedical instrumentation.

We must continue to be able to attract employees with the scientific and technical skills that our business requires and if we are unable to attract and retain such individuals, our business could be severely damaged.

Our ability to attract employees with a high degree of scientific and technical talent is crucial to the success of our business. There is intense competition for the services of such persons and we cannot guarantee that we will be able to attract and retain individuals possessing the necessary qualifications. If we cannot attract such individuals, we may not be able to produce our products and our business could be damaged.

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

We face risks inherent in product development and production under fixed-price purchase orders and these purchase orders may not be profitable over time.

A portion of our business has been devoted to research, development and production under fixed-price purchase orders. For our purposes, a fixed-price purchase order is any purchase order under which we will provide products or services for a fixed-price over an extended period of time, usually six months or longer. Fixed-price purchase orders represented approximately 25% to 50% of our total revenues during the last several years. We expect that revenues from fixed-price purchase orders will continue to represent a significant portion of our total revenues in future fiscal years.

Because they involve performance over time, we cannot predict with certainty the expenses involved in meeting our obligations under fixed-price purchase orders. Therefore, we can never be sure at the time we enter into any single fixed-price purchase order that such purchase order will be profitable for us.

Third parties may infringe on our intellectual property and, as a result, we could incur significant expense in protecting our patents or not have sufficient resources to protect them.

We utilize a number of licensed patents that are important to our business. In July 2011, we entered into an asset purchase agreement with Intuitive Surgical Operations, Inc., in which we received $2.5 million in connection with the sale of certain intellectual property. Pursuant to the agreement, we agreed to assign to Intuitive Surgical all of the issued and non-expired patents and pending patent applications we held at the time of the agreement and, in return, Intuitive Surgical agreed to grant to us a royalty-free, worldwide license to these patents in fields outside of medical robotics.

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

We require certain key supplies to develop and manufacture our products, particularly our precision grade optical glass, which is available from only a few sources, each of which is located outside of the United States. Additionally, we rely on outside vendors to grind and polish certain of our lenses and other optical components, such as prisms and windows. Based upon our ordering experience to date, we believe the materials and services required for the production of our products are currently available in sufficient quantities to meet our needs. Our requirements are small relative to the total supply, and we are not currently encountering problems with availability. However, this does not mean that we will continue to have timely access to adequate supplies of essential materials and services in the future or that supplies of these materials and services will be available on satisfactory terms when the need arises. Our business could be severely damaged if we become unable to procure these essential materials and services in adequate quantities and at acceptable prices.

From time to time, subcontractors may produce some of our products for us, and our business is subject to the risk that these subcontractors fail to make timely delivery. Our products and services are also used as components of the products and services of other manufacturers. We are therefore subject to the risk that manufacturers that integrate our products or services into their own products or services are unable to acquire essential supplies and services from third parties in a timely fashion. If this occurs, we may not be able to deliver our products on a timely basis and our revenues may decline.

Our customers may claim that the products we sold them were defective and if our insurance is not sufficient to cover such a claim, we would be liable for the excess.

Like any manufacturer, we are and always have been exposed to liability claims resulting from the use of our products. We maintain product liability insurance to cover us in the event of liability claims, and as of September 23, 2014, no such claims have been asserted or threatened against us. However, our insurance may not be sufficient to cover all possible future product liabilities.

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

Our common stock is quoted on OTCQB, the OTC market tier for companies that report to the SEC, under the symbol PEYE. We expect our common stock to continue to be quoted on the OTCQB for the foreseeable future. Broker-dealers may decline to trade in OTCQB stocks given the market for such securities is often limited, the stocks are more volatile and the risk to investors is greater. These factors may reduce the potential market for our common stock by reducing the number of potential investors. This may make it more difficult for investors in our common stock to sell shares to third parties or to otherwise dispose of their shares. This could cause our stock price to decline.

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

As of June 30, 2014, there were 409,087 shares of our common stock issuable upon exercise of stock options outstanding, at a weighted average exercise price of $4.49 per share. As of June 30, 2014, a total of 117,200 shares and 27,198 shares, respectively, of our common stock, are reserved for issuance under our 2011 and 2006 Equity Incentive Plans.. As of June 30, 2014, there are also warrants outstanding for the issuance of an aggregate of an additional 2,983,752 shares of our common stock, at a weighted average exercise price of $1.25 per share. Moreover, we expect to issue additional shares and options to purchase shares of our common stock to compensate employees, consultants and directors, and we may issue additional shares to raise capital. Any such issuances will have the effect of further diluting the interest of the holders of our securities.

ITEM 2.  PROPERTIES.

We conduct our domestic operations at two facilities in Gardner, Massachusetts. The main Gardner facility is leased from a corporation owned by Mr. Richard E. Forkey, who resigned from our board of directors on July 9, 2014, but continues to be involved with our Company as the Founder and Director Emeritus. The lease terminated in December 1999 and we are currently a tenant-at-will, paying rent of $9,000 per month. We rent the other Gardner facility on a month-to-month basis. We also rent office space in Hong Kong for sales, marketing and supplier quality control and liaison activities related to our Hong Kong subsidiary.

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

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is quoted on OTCQB, the OTC market tier for companies that report to the SEC under the symbol PEYE. Our common stock was quoted on the OTCBB until February 23, 2011. The following table sets forth the high and low bid prices for our common stock for each quarter during the last two fiscal years as quoted on OTCQB. Such OTC market quotations reflect inter-dealer prices, without retail markup, markdown or commissions and may not necessarily represent actual transactions.

	High	Low
For the Fiscal Year Ended June 30, 2013
First Quarter ended September 30, 2012	$1.50	$0.85
Second Quarter ended December 31, 2012	$1.19	$0.80
Third Quarter ended March 31, 2013	$0.90	$0.44
Fourth Quarter ended June 30, 2013	$0.86	$0.25

For the Fiscal Year Ended June 30, 2014
First Quarter ended September 30, 2013	$1.09	$0.33
Second Quarter ended December 31, 2013	$1.09	$0.40
Third Quarter ended March 31, 2014	$1.05	$0.70
Fourth Quarter ended June 30, 2014	$1.00	$0.70

For the Fiscal Year Ended June 30, 2015
First Quarter ended September 30, 2014 (through September 23, 2014)	$0.95	$0.72

Holders

As of September 23, 2014, we had approximately 96 holders of record of our common stock. Holders of record include nominees who may hold shares on behalf of multiple owners.

Dividends

We have not declared any dividends during the last two fiscal years. At present, we intend to retain our earnings, if any, to finance research and development and expansion of our business.

Recent Sales of Unregistered Securities

On July 1 through July 7, 2014, we closed agreements with institutional and accredited investors for the sale and purchase of 1,717,152 shares of our common stock, $0.01 par value at a purchase price of $0.60 per share. We received $1,030,291 in gross proceeds from the offering. We anticipate using the net proceeds from this placement for general working capital purposes. Of this amount, $50,000 was received in June 2014 and the remainder was received in July 2014.

In conjunction with the placement, we also entered into a registration rights agreement with the investors, whereby we were obligated to file a registration statement with the Securities Exchange Commission on or before forty-five calendar days after July 1, 2014 to register the resale by the investors of the 1,717,152 shares of the common stock purchased in the placement. Subsequent to the execution of the agreement, the parties agreed to extend the time period by which we are obligated to file a registration statement with the Securities Exchange Commission.

On July 22, 2014, we issued 78,000 restricted shares of our common stock to Mr. Jeff DiRubio as compensation for services rendered to us.

On July 22, 2014, we issued 12,298 restricted shares of our common stock to Mr. Kevin Dahill as compensation for services rendered to us.

We relied on the Section 4(a)(2) exemption from securities registration under the federal securities laws for transactions not involving any public offering. No advertising or general solicitation was employed in offering the securities. The securities were issued to accredited investors. The securities were offered for investment purposes only and not for the purpose of resale or distribution, and the transfers thereof was appropriately restricted by us.

Securities Authorized for Issuance under Equity Compensation Plans

The following table summarizes information about our equity compensation plans as of June 30, 2014.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	201,287	$7.72	27,198
Equity compensation plans not approved by security holders	207,800	$1.20	117,200
Total	409,087	$4.41	144,398

2006 Equity Incentive Plan

On November 28, 2006, our stockholders approved the Precision Optics Corporation, Inc. 2006 Equity Incentive Plan, referred to as the 2006 Plan, which succeeded the Precision Optics Corporation, Inc. Amended and Restated 1997 Equity Incentive Plan, referred to as the 1997 Plan. No further awards have been or will be granted under the 1997 Plan. The 2006 Plan allows for the grant of stock options to selected employees, directors and other persons who provide services to us or our affiliates.

2011 Equity Incentive Plan

The Precision Optics Corporation, Inc. 2011 Equity Incentive Plan, referred to as the 2011 Plan, was adopted by our Board of Directors on October 13, 2011. The 2011 Plan allows for the grant of stock options to selected employees, directors and other persons who provide services to us or our affiliates.

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

The areas in which we do business are highly competitive and include both foreign and domestic competitors. Many of our competitors are larger and have substantially greater resources than we do. Furthermore, other domestic or foreign companies, some with greater financial resources than we have, may seek to produce products or services that compete with ours. We routinely outsource specialized production efforts as required to obtain the most cost effective production. Over the years, we have achieved extensive experience collaborating with other optical specialists worldwide and since the 1990s, we have maintained a Hong Kong subsidiary to support business and quality control activities as required throughout Asia.

We believe that competition for sales of our medical products and services, which have been principally sold to original equipment manufacturer , or OEM, customers, is based on performance and other technical features, as well as other factors, such as scheduling and reliability, in addition to competitive price.

We believe that our future success depends to a large degree on our ability to continue to conceive and to develop new optical products and services to enhance the performance characteristics and methods of manufacture of existing products. Accordingly, we expect to continue seeking and obtaining product-related design and development contracts with customers and to selectively invest our own funds on research and development, particularly in the areas of Microprecision™ optics, micro medical cameras and 3D endoscopes.

Critical Accounting Policies and Estimates

Our critical accounting policies are included in the Notes to our Financial Statements contained in this Annual Report on Form 10-K.

Results of Operations for the Fiscal Year Ended June 30, 2014 as Compared to the Fiscal Year Ended June 30, 2013

Total revenues for fiscal year 2014 were $3,651,181, an increase of $1,131,438, or 44.9%, from revenues for fiscal year 2013 of $2,519,743. The increase in revenues for fiscal year 2014 as compared to the prior year was due to higher unit volume sales of endocouplers, endoscopes, micro optics and initial sales of scanning otoscopes and 120 degree fiber scopes, which was partially offset by lower unit volume sales of the advanced surgical visualization system used in spinal surgery.

Revenues from our largest customers, as a percentage of total revenues, were as follows:

	Year Ended June 30
	2014	2013
Customer A	21%	13%
Customer B	21	54
Customer C	14	1
All others	44	32
	100%	100%

No other customer accounted for more than 10% of our revenues in fiscal years 2014 and 2013.

Gross profit for fiscal year 2014 of $800,795 reflected an increase of $146,367 as compared to gross profit for fiscal year 2013 of $654,428. Gross profit as a percentage of revenues for fiscal year 2014 was 21.9% as compared to gross profit as a percentage of revenues for fiscal year 2013 of 26.0%. The decrease in our gross profit percentage was due primarily to less favorable product mix and certain nonrecurring manufacturing startup expenses related to the introduction of new products, which was partially offset by higher overall unit sales volume.

Research and development expenses, net were $471,106 for fiscal year 2014 as compared to $630,294 for fiscal year 2013. The decrease of $159,188, or 25.3%, for fiscal year 2014 as compared to the prior year was due primarily to lower spending on research and development related efforts. Research and development expenses depend on our assessment of new product opportunities and available resources. Research and development expenses were net of reimbursement from customers of related costs of $45,997 during fiscal year 2014 and $87,496 during fiscal year 2013.

Selling, general and administrative expenses increased by $242,302, or 19.2%, to $1,503,443 for fiscal year 2014 as compared to $1,261,141 for fiscal year 2013. The increase for fiscal year 2014 was primarily due to higher legal, consulting, stock-based compensation, and selling expenses.

The gain on sale of assets and other in fiscal years 2014 and 2013 of $14,028 and $4,498, respectively, represents primarily the sale of previously written off assets for proceeds of $14,028 and $4,498, respectively.

In December 2012, we settled $106,149 of accounts payable with a vendor for a negotiated payment of $30,000, and recorded a gain of $76,149. The gain is included within other income in the accompanying consolidated statements of operations for fiscal year 2013.

The income tax provisions in fiscal years 2014 and 2013 represent the minimum statutory state income tax liability.

Liquidity and Capital Resources

We believe the following technology areas continue to represent significant opportunities for our future sales growth:

—	Microprecision™ optical elements and micro medical camera assemblies with sizes on the order of 1 mm and smaller, that enable the introduction of imaging capabilities in locations in the body previously inaccessible and, when coupled with the latest in small complementary metal-oxide-semiconductor (CMOS) technology, enable production of single-use endoscopes that eliminate the risks associated with re-sterilization of existing endoscopes; and

—	next generation handheld 3D endoscopes that provide high definition 3D images for use in minimally invasive surgery.

We compete in a highly technical, very competitive and in most cases, price driven segment of the medical instrument marketplace where products can take years to develop and introduce to distributors and end users. Furthermore, research and development, manufacturing, marketing and distribution activities are strictly regulated by the U.S. Food and Drug Administration, or FDA, International Organization for Standardization, or ISO and other regulatory bodies that, while intended to enhance the ultimate quality and functionality of products produced, can contribute to the significant cost and time needed to maintain existing products, and to develop and introduce product enhancements and new product innovations.

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

Until we achieve breakeven and profitable results, we will be required to pursue several options to manage cash flow and raise capital, including issuing debt or equity or entering into a strategic alliance. The sale of additional equity or convertible debt securities would result in additional dilution to our current stockholders, and debt financing, if available, may involve restrictive covenants that could restrict our operations or finances. Financing may not be available in amounts or on terms acceptable to us, if at all. If we cannot raise funds on acceptable terms or achieve positive cash flow, we may not be able to continue to conduct operations, develop new products, grow market share, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements, any of which would negatively impact our business, operating results and financial condition.

During the year ended June 30, 2014, we incurred a net loss from operations of $1,159,726 and used cash in operating activities of $886,031. As of June 30, 2014, cash and cash equivalents were $202,380, accounts receivable were $531,049, and current liabilities were $1,095,877. As of June 30, 2013, cash and cash equivalents were $1,034,587, accounts receivable were $278,700, and current liabilities were $592,886.

On July 1 through July 7, 2014, we closed agreements with institutional and accredited investors for the sale and purchase of 1,717,152 shares of the Company’s common stock at a purchase price of $0.60 per share. We received $1,030,291 in gross proceeds from the offering. We anticipate using the net proceeds from this placement for general working capital purposes. Of this amount, $50,000 was received in June 2014 and the remainder was received in July 2014.

Capital equipment expenditures during fiscal year 2014 and fiscal year 2013 were $1,680 and $11,061, respectively. Future capital equipment expenditures will be dependent upon future sales and success of on-going research and development efforts.

Contractual cash commitments for the fiscal years subsequent to June 30, 2014 are summarized as follows:

	2015	2016	Thereafter	Total
Operating Leases	$13,178	$776	$776	$14,730

We have contractual cash commitments related to open purchase orders as of June 30, 2014 of approximately $221,000.

Trends and Uncertainties That May Affect Future Results

We are excited about the continued development, commercialization, and market acceptance of our new products and technical innovations based upon our unique proprietary technology. For the year ended June 30, 2014, approximately 75% of our sales were made to our top six customers. Of these, two are large, international, medical device companies who have been our customers for many years. Both of these customers continue to purchase products that we developed over five years ago, and both now purchase new poducts that were developed and launched into production by us more recently. The other four top customers purchase products that we developed in just the last couple years, and which rely heavily on our unique, proprietary Microprecision™ lens technology and optical visualization system expertise.

In April 2012, we accepted an order from one of these new customers to purchase endoscopes for a total purchase amount of $1,032,000. We have now completed pre-production activities and recently began production shipments against this order, which relies heavily on our proprietary Microprecision™ technology. During the last year, we have supplied engineering and manufacturing services to another of these new customers, who is developing next generation otoscope devices used for the treatment of ears. We have delivered pre-production otoscopes, which have performed well during testing by our customer. We continue to sell engineering and manufacturing services to this customer and expect to ultimately manufacture this product when it is released to production in the next 9 to 12 months. Also during the last year, we provided two of our largest customers with new optical lenses and prisms with small sizes, enabled by our proprietary Microprecision™ technology.

We continue to work with new customers to lay the groundwork for future products. During fiscal 2014, we provided design and engineering services to a major consumer and professional electronics and camera manufacturer to develop a new 3D adapter for use with ophthalmologic microscopes for use in eye treatments. Utilizing our extensive experience and proprietary design approaches for 3D visualization, we have delivered pre-production units that our customer demonstrated to leaders in the ophthalmologic community with very positive response. We received an initial order for production units of this device in July 2014 and are beginning production now.

During fiscal 2014, we began work with two additional customers and continued work with an existing customer to provide design and engineering services for devices that are enabled by our Microprecision™ lenses and proprietary technology for the design and manufacture of small cameras for use in medical applications. For one of these projects, we have begun high volume production. The other two are expected to begin production in the next 12 months.

We have also focused recent operational efforts on sales and marketing activities intended to broaden awareness of the benefits of our new technology platforms, which we believe are ready for general application to medical device projects requiring surgery-grade visualization from sub-millimeter sized devices and handheld 3D endoscopy. We continue to attend trade shows to announce our new technology, most recently at the Medical Design & Manufacturing East show in New York City in June 2014. During fiscal year 2014, we advertised, for the first time, through a business-to-business e-commerce platform. Photonics Online, www.photonicsonline.com, has a target audience of optical engineering design and manufacturing professionals and has over 34,000 subscribers to their monthly email newsletter. Because of the increased awareness of our new technology generated by our presence at trade shows, advertising on Photonics Online and direct email messages to our own customer database that we have built over the last 30 years, we have more than doubled the rate that we received requests for quotes during fiscal year 2014. As we begin fiscal year 2015, we are continuing to build on recent successes in this area by continuing the activities summarized above while adding additional advertising through a second business-to-business e-commerce platform, Med Device Online, www.meddeviceonline.com, which targets technical professionals working in the medical device industry.

Due to the introductory stage of many of our new products and the unpredictable timing of orders from customers, it is difficult to predict with certainty the detailed rate of future revenue growth. As summarized above, we have received significant new orders for a number of new products which rely on our Microprecision™ lens technology and associated capabilities. We believe these orders will help to increase our revenues in future quarters. Also, we expect that current discussions with existing and new potential customers could lead to increases in our revenues. To continue to support orders for new products as well as ongoing and future discussions, we intend to continue to develop and commercialize new products and technical innovations, including:

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

Precision Optics Corporation, Inc.:

We have audited the accompanying consolidated balance sheets of Precision Optics Corporation, Inc. and subsidiaries (the Company) as of June 30, 2014 and 2013 and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Precision Optics Corporation, Inc. and subsidiaries as of June 30, 2014 and 2013 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Stowe & Degon LLC

Westborough, Massachusetts

September 8, 2014

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

Consolidated Balance Sheets at June 30, 2014 and 2013

	2014	2013
ASSETS
Current Assets:
Cash and cash equivalents	$202,380	$1,034,587
Accounts receivable (net of allowance for doubtful accounts of $22,500 in 2014 and $15,000 in 2013)	531,049	278,700
Inventories	988,878	896,173
Prepaid expenses	91,922	61,567
Total current assets	1,814,229	2,271,027
Fixed Assets:
Machinery and equipment	2,368,709	2,367,029
Leasehold improvements	553,596	553,596
Furniture and fixtures	148,303	148,303
Vehicles	19,674	19,674
	3,090,282	3,088,602
Less—Accumulated depreciation and amortization	3,075,722	3,056,554
Net fixed assets	14,560	32,048
Patents, net	7,672	–
	$1,836,461	$2,303,075
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$715,192	$289,255
Customer advances	26,200	38,044
Accrued employee compensation	200,207	151,915
Accrued professional services	60,250	70,000
Accrued warranty expense	25,000	25,000
Other accrued liabilities	69,028	18,672
Total current liabilities	1,095,877	592,886
Commitments (Note 2)
Stockholders’ Equity:
Common stock, $0.01 par value: 50,000,000 shares authorized; 4,455,134 shares issued and outstanding at June 30, 2014 and June 30, 2013	44,551	44,551
Additional paid-in capital	42,146,750	41,955,717
Accumulated deficit	(41,450,717)	(40,290,079))

Total stockholders’ equity	740,584	1,710,189
	$1,836,461	$2,303,075

The accompanying notes are an integral part of these consolidated financial statements.

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

for the Years Ended June 30, 2014 and 2013

	2014	2013
Revenues	$3,651,181	$2,519,743
Cost of goods sold	2,850,386	1,865,315
Gross profit	800,795	654,428
Research and development expenses, net	471,106	630,294
Selling, general and administrative expenses	1,503,443	1,261,141
Gain on sale of assets	(14,028)	(4,498)
Total operating expenses	1,960,521	1,886,937
Operating loss	(1,159,726)	(1,232,509)
Non-cash provision for claims for liquidated damages	–	(629,000)
Other income	–	76,149
Interest expense	–	(1,408)
Loss before provision for income taxes	(1,159,726)	(1,786,768)
Provision for income taxes	912	912
Net loss	$(1,160,638)	$(1,787,680)
Loss per share:
Basic	$(0.26)	$(0.51)
Diluted	$(0.26)	$(0.51)

Weighted average common shares outstanding:
Basic	4,455,134	3,521,387
Diluted	4,455,134	3,521,387

The accompanying notes are an integral part of these consolidated financial statements.

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

for the Years Ended June 30, 2014 and 2013

	Number of Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)

Balance, July 1, 2012	1,251,339	$12,513	$39,009,215	$(38,502,399)	$519,329
Proceeds from sale of common stock and warrants	2,777,795	27,778	2,163,340	–	2,191,118
Exercise of warrants	50,000	500	49,500	–	50,000
Issuance of common stock to settle claims for liquidated damages	370,000	3,700	625,300	–	629,000
Stock-based compensation	6,000	60	108,362	–	108,422
Net loss	–	–	–	(1,787,680)	(1,787,680)
Balance, June 30, 2013	4,455,134	$44,551	$41,955,717	$(40,290,079)	$1,710,189
Advance proceeds from private placement of common stock	–	–	50,000	–	50,000
Stock-based compensation	–	–	141,033	–	141,033
Net loss	–	–	–	(1,160,638)	(1,160,638)
Balance, June 30, 2014	4,455,134	$44,551	$42,146,750	$(41,450,717)	$740,584

The accompanying notes are an integral part of these consolidated financial statements.

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows for the

Years Ended June 30, 2014 and 2013

	2014	2013
Cash Flows from Operating Activities:
Net loss	(1,160,638)	$(1,787,680)
Adjustments to reconcile net loss to net cash used in operating activities-
Depreciation and amortization	20,020	20,970
Gain on sale of assets	(14,028)	(4,498)
Gain on settlement of accounts payable	–	(76,149)
Provision for inventory write-down	–	19,337
Stock-based compensation expense	141,033	108,422
Non-cash consulting expense	64,507	–
Non-cash provision for settlement of claims for liquidated damages	–	629,000
Non-cash interest expense	–	1,250
Changes in operating assets and liabilities-
Accounts receivable, net	(252,349)	63,200
Inventories	(92,705)	(232,610)
Prepaid expenses	(30,355)	(27,848)
Accounts payable	425,937	(44,912)
Customer advances	(11,844)	31,657
Accrued expenses	24,391	6,469
Net cash used in operating activities	(886,031)	(1,293,392)

Cash Flows from Investing Activities:
Proceeds from sale of assets	14,028	4,498
Additional patent costs	(8,524)	–
Purchases of fixed assets	(1,680)	(11,061)
Net cash provided by (used in) investing activities	3,824	(6,563)

Cash Flows from Financing Activities:
Advance proceeds from July 2014 private placement of common stock	50,000	–
Gross proceeds from September 2012 private placement of common stock and warrants	–	2,500,015
Private placement expenses incurred and paid	–	(308,896)
Payment of principal and interest on 10% Senior Convertible Notes	–	(52,500)
Proceeds from exercise of warrants to purchase common stock (50,000 shares)	–	50,000
Net cash provided by financing activities	50,000	2,188,619
Net (decrease) increase in cash and cash equivalents	(832,207)	888,664
Cash and cash equivalents, beginning of year	1,034,587	145,923
Cash and cash equivalents, end of year	$202,380	$1,034,587

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for income taxes	$912	$912

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

(d)           Cash and Cash Equivalents

The Company includes in cash equivalents all highly liquid investments with original maturities of three months or less at the time of acquisition. Cash and cash equivalents of $202,380 and $1,034,587 at June 30, 2014 and 2013, respectively, consist primarily of cash at banks and money market funds. The Company maintains its cash and cash equivalents in bank deposit accounts that, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on its cash and cash equivalents.

(e)           Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and include material, labor and manufacturing overhead. The components of inventories at June 30, 2014 and 2013 are as follows:

	2014	2013
Raw material	$445,210	$302,448
Work-in-progress	385,601	392,991
Finished goods	158,067	200,734
	$988,878	$896,173

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

During fiscal year 2014 and 2013, the Company recorded a pre-tax non-cash provision for slow-moving and obsolete inventories of $0 and $19,337, respectively.

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

Depreciation expense was $19,168 and $20,970 for the years ended June 30, 2014 and 2013, respectively.

(g)           Significant Customers and Concentration of Credit Risk

Financial instruments that subject the Company to credit risk consist primarily of cash equivalents and trade accounts receivable. The Company places its investments with highly rated financial institutions. The Company has not experienced any losses on these investments to date. At June 30, 2014, receivables from the Company’s three largest customers were 30%, 17% and 11% of the total accounts receivable. At June 30, 2013, receivables from the Company’s three largest customers were 26%, 24% and 12%, of the total accounts receivable. No other customer accounted for more than 10% of the Company’s receivables as of June 30, 2014 and 2013. The Company has not experienced any material losses related to accounts receivable from individual customers. The Company generally does not require collateral or other security as a condition of sale, rather it relies on credit approval, balance limitation and monitoring procedures to control credit risk of trade account financial instruments. Management believes that allowances for doubtful accounts, which are established based upon review of specific account balances and historical experience, are adequate.

Revenues from the Company’s largest customers, as a percentage of total revenues, were as follows:

	Year Ended June 30
	2014	2013
Customer A	21%	13%
Customer B	21	54
Customer C	14	1
All others	44	32
	100%	100%

No other customer accounted for more than 10% of the Company’s revenues in fiscal years 2014 and 2013.

(h)           Loss per Share

Basic income (loss) per share is computed by dividing net income or net loss by the weighted average number of shares of common stock outstanding during the period. Diluted income (loss) per share is computed by dividing net income or net loss by the weighted average number of shares of common stock outstanding during the period, plus the number of potentially dilutive securities outstanding during the period such as stock options and warrants. For the year ended June 30, 2014 and 2013, the effect of such securities was antidilutive and not included in the diluted calculation because of the net loss generated in those periods.

The following is the calculation of loss per share for the years ended June 30, 2014 and 2013:

	Year Ended June 30
	2014	2013

Net Loss– Basic and Diluted	$(1,160,638)	$(1,787,680)

Basic Weighted Average Shares Outstanding	4,455,134	3,521,387
Potentially Dilutive Securities	–	–
Diluted Weighted Average Shares Outstanding	4,455,134	3,521,387

Loss Per Share
Basic	$(0.26)	$(0.51)
Diluted	$(0.26)	$(0.51)

The number of shares issuable upon the exercise of outstanding stock options and warrants that were excluded from the computation as their effect was antidilutive was approximately 3,393,000 and 3,434,000 for the years ended June 30, 2014 and 2013, respectively.

(i)            Stock-Based Compensation

The measurement and recognition of compensation costs for all stock-based awards made to employees and the Board of Directors are based upon fair value over the requisite service period for awards expected to vest. The Company estimates the fair value of share-based awards on the date of grant using the Black-Scholes option-pricing model. Stock-based compensation costs recognized for the years ended June 30, 2014 and 2013 amounted to $141,033 and $108,422, respectively.

(j)            Patents

Patent costs are amortized using the straight-line method over the shorter of their legal or estimated useful lives, generally five to ten years. Amortization expense was $852 and $0 for the years ended June 30, 2014 and 2013, respectively.

In July 2011, the Company assigned all of its currently issued and pending patents, as well as new inventions that it conceives before July 28, 2012, to Intuitive Surgical.

(k)           Fair Value of Financial Instruments

Financial instruments consist principally of cash equivalents, accounts receivable, senior secured convertible notes payable, accounts payable and accrued expenses. The estimated fair value of these financial instruments approximates their carrying value due to their short-term nature.

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

(m)          Warranty Costs

The Company does not incur future performance obligations in the normal course of business other than providing a standard one-year warranty on materials and workmanship to its customers (except in certain unusual and infrequently occurring situations where extended warranty terms beyond one year are negotiated with the customer). The Company provides for estimated warranty costs at the time product revenue is recognized. Warranty costs have been included as a component of cost of goods sold in the accompanying consolidated statements of operations. The following tables summarize warranty reserve activity for the years ended June 30, 2014 and 2013:

	2014	2013
Balance at beginning of period	$25,000	$25,000
Provision for warranty claims	11,917	2,006
Warranty claims incurred	(11,917)	(2,006)
Balance at end of period	$25,000	$25,000

(n)           Research and Development

Research and development expenses are charged to operations as incurred. The Company groups development and prototype costs and related reimbursements in research and development. For the years ended June 30, 2014 and 2013, research and development expense is shown net of reimbursements of $45,997 and $87,496, respectively, in the accompanying statements of operations.

(o)           Comprehensive Income

Comprehensive income or loss is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owners sources. The Company’s comprehensive loss or income for the years ended June 30, 2014 and 2013 was equal to its net loss for the same periods.

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

(s)           Recent Accounting Pronouncements

In July 2013, the FASB issued Accounting Standards Update (ASU) 2013-11, "Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists" ("ASU 2013-11"). The new standard requires the presentation of certain unrecognized tax benefits as reductions to deferred tax assets rather than as liabilities in the consolidated balance sheets when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The new standard is effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2013, which for the Company is the first quarter of fiscal 2015. The Company does not expect the adoption of ASU 2013-11 to have a material impact on its consolidated financial statements.

In June 2014, the FASB issued ASU 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide that a Performance Target Could Be Achieved After the Requisite Service Period. The update is intended to resolve the diverse accounting treatment of these types of awards in practice. The amendments require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in "Compensation - Stock Compensation (Topic 718)" as it relates to awards with performance conditions that affect vesting to account for such awards. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The ASU is effective for interim and annual reporting periods that begin after December 15, 2015. The Company does not expect the adoption of this pronouncement to have an impact on our financial statements as this guidance mirrors our existing policy for such share-based awards.

In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU No. 2014-09, "Revenue from Contracts with Customers" ("ASU 2014-09"). ASU 2014-09 provides a single, comprehensive accounting model for revenues arising from contracts with customers that supersedes most of the existing revenue recognition guidance, including industry-specific guidance. Under this model, revenue is recognized at an amount that an entity expects to be entitled to upon transferring control of goods or services to a customer, as opposed to when risks and rewards transfer to a customer under existing revenue recognition guidance. ASU 201-09 is effective for the Company beginning in its fiscal year 2018, and may be applied retrospectively to all prior periods presented or through a cumulative adjustment to the opening retained earnings balance in the year of adoption. The Company is currently in the process of evaluation the impact of ASU 2014-09 on its consolidated financial statements.

(2)           COMMITMENTS

(a)           Related Party Transactions

The Company leases its main Gardner facility from a corporation owned by Mr. Richard E. Forkey, who resigned from our board of directors on July 9, 2014, but continues to be involved with our Company as the Founder and Chairman Emeritus. The Company is currently a tenant-at-will, paying rent of $9,000 per month. Total rent expense paid or accrued to such related party was $108,000 in each of fiscal years 2014 and 2013, and is included in the Company’s accompanying consolidated statements of operations.

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

On July 1 through July 7, 2014, the Company closed agreements with institutional and accredited investors for the sale and purchase of 1,717,152 shares of our common stock, $0.01 par value at a purchase price of $0.60 per share. Pursuant to this transaction, Mr. Schumsky purchased 83,343 shares of the Company’s common stock. In conjunction with the placement, the Company also entered into a registration rights agreement with the Investors, whereby the Company was obligated to file a registration statement with the Securities Exchange Commission on or before forty-five calendar days after July 1, 2014 to register the resale by the investors of the 1,717,152 shares of the common stock purchased in the placement. Subsequent to the agreement, the parties agreed to extend the time period by which the Company is obligated to file a registration statement with the Securities Exchange Commission.

MHW Partners, LP

On July 1 through July 7, 2014, the Company closed agreements with institutional and accredited investors for the sale and purchase of 1,717,152 shares of our common stock, $0.01 par value at a purchase price of $0.60 per share. Pursuant to this transaction, MHW Partners purchased 125,000 shares of the Company’s common stock. In conjunction with the placement, the Company also entered into a registration rights agreement with the Investors, whereby the Company was obligated to file a registration statement with the Securities Exchange Commission on or before forty-five calendar days after July 1, 2014 to register the resale by the investors of the 1,717,152 shares of the common stock purchased in the placement. Subsequent to the agreement, the parties agreed to extend the time period by which the Company is obligated to file a registration statement with the Securities Exchange Commission.

At the time of the transaction, MHW was a holder of more than 5% of the Company’s securities. Mr. Woodward is the principal of MHW Capital Management, LLC and MHW Capital, LLC and in such capacity, Mr. Woodward holds the power to vote and direct the disposition of all shares of common stock owned by MHW Partners, LP. Pursuant to the transaction described above, Mr. Woodward was subsequently appointed as Chairman of the Company’s Board of Directors on July 9, 2014.

(b)           Operating Lease Commitments

The Company has entered into operating leases for its office space and equipment that expire at various dates through fiscal year 2017. Total future minimum rental payments under all non-cancelable operating leases are $13,178 in fiscal year 2015 and $776 in each of the two fiscal years thereafter.

Rent expense on operating leases, excluding the related party rent described above, was $68,232 and $64,627 for the years ended June 30, 2014 and 2013, respectively.

(3)           STOCKHOLDERS’ EQUITY

(a)           Stock Options

Stock-based compensation costs recognized during the year ended June 30, 2014 and 2013 amounted to $141,033 and $108,422 respectively, and were included in the accompanying consolidated statements of operations in: selling, general and administrative expenses (2014 — $134,800; 2013 — $98,589), cost of goods sold (2014 — $4,033; 2013 — $7,633), and research and development expenses, net (2014 — $2,200; 2013 — $2,200). No compensation has been capitalized because such amounts would have been immaterial. There was no net income tax benefit recognized related to such compensation for the years ended June 30, 2014 or 2013, as the Company is currently in a loss position. There were 9,000 stock options granted during the year ended June 30, 2014 and 9,000 stock options granted during the year ended June 30, 2013.

As of June 30, 2014, the unrecognized compensation costs related to options vesting in the future is $0. The Company uses the Black-Scholes option-pricing model as the most appropriate method for determining the estimated fair value for the stock awards. The Black-Scholes method of valuation requires several assumptions: (1) the expected term of the stock award; (2) the expected future stock volatility over the expected term; and (3) risk-free interest rate. The expected term represents the expected period of time the Company believes the options will be outstanding based on historical information. Estimates of expected future stock price volatility are based on the historic volatility of the Company’s common stock and the risk free interest rate is based on the U.S. Zero-Bond rate. The Company utilizes a forfeiture rate based on an analysis of the Company’s actual experience. The fair value of options at date of grant was estimated with the following assumptions for options granted in fiscal 2014:

Year Ended
June 30, 2014
Assumptions:
Option life	5.0 years
Risk-free interest rate	3.00%
Stock volatility	479%
Dividend yield	0
Weighted average fair value of grants	$0.90

Stock Option and Other Compensation Plans:

The type of share-based payments currently utilized by the Company is stock options.

The Company has various stock option and other compensation plans for directors, officers, and employees. The Company has the following stock option plans outstanding as of June 30, 2014: the Precision Optics Corporation, Inc. 2011 Equity Incentive Plan (the “2011 Plan”); the Precision Optics Corporation, Inc. 2006 Equity Incentive Plan (the “2006 Plan”), and the Precision Optics Corporation, Inc. Amended and Restated 1997 Incentive Plan (the “1997 Plan”). Vesting periods under the 2011 Plan, the 2006 Plan, and the 1997 Plan are at the discretion of the Board of Directors and typically average three to five years. Options under these Plans are granted at fair market value on the date of grant and have a term of ten years from the date of grant.

The 2011 Plan, which provides eligible participants (certain employees, directors, consultants, etc.) the opportunity to receive a broad variety of equity based and cash awards. Options granted vest and are exercisable for periods determined by the Board of Directors, not to exceed 10 years from the date of grant. A total of 325,000 shares of common stock, including shares rolled forward from the 1997 Plan, have been reserved for issuance under the 2011 Plan. At June 30, 2014, a total of 207,800 stock options are outstanding and 117,200 shares of common stock were available for future grants under the 2011 Plan.

The 2006 Plan, which provides eligible participants (certain employees, directors, consultants, etc.) the opportunity to receive a broad variety of equity based and cash awards. Options granted vest and are exercisable for periods determined by the Board of Directors, not to exceed 10 years from the date of grant. A total of 139,898 shares of common stock, including shares rolled forward from the 1997 Plan, have been reserved for issuance under the 2006 Plan. At June 30, 2014, a total of 112,700 stock options are outstanding and 27,198 shares of common stock were available for future grants under the 2006 Plan.

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

The following tables summarize stock option activity for the years ended June 30, 2014 and 2013:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Life
Outstanding at July 1, 2012	392,587	$4.56	8.15 years
Grants	9,000	0.85
Cancellations	(1,500)	0.55
Outstanding at June 30, 2013	400,087	$4.49	7.21 years
Grants	9,000	0.90
Outstanding at June 30, 2014	409,087	$4.41	6.27 years

Information related to the stock options outstanding as of June 30, 2014 is as follows:

Range of Exercise Prices	Number of Shares	Weighted-Average Remaining Contractual Life (years)	Weighted-Average Exercise Price	Exercisable Number of Shares	Exercisable Weighted-Average Exercise Price
$1.20	207,800	7.68	$1.20	207,800	$1.20
$0.90	9,000	9.52	0.90	9,000	0.90
$0.85	9,000	8.52	0.85	9,000	0.85
$0.55	49,500	7.62	0.55	49,500	0.55
$0.27	40,000	7.04	0.27	40,000	0.27
$1.35	1,200	5.41	1.35	1,200	1.35
$1.25	1,200	4.41	1.25	1,200	1.25
$6.25	1,600	2.42	6.25	1,600	6.25
$7.75	1,200	3.41	7.75	1,200	7.75
$11.50	800	1.42	11.50	800	11.50
$13.75	50,427	1.86	13.75	50,427	13.75
$20.75	37,360	0.96	20.75	37,360	20.75
$0.27–$20.75	409,087	6.27	$4.41	409,087	$6.21

The aggregate intrinsic value of the Company’s “in-the-money” outstanding and exercisable options as of June 30, 2014 was $26,415.

(b)           Warrants

During the quarter ended December 31, 2010, the Company issued warrants to purchase 100,000 shares of common stock at an exercise price of $1.00 per share to several consultants to the Company. The warrants became exercisable beginning six months after December 16, 2010 (the issue date) and expired on December 16, 2013. In December 2012, warrants for 50,000 shares were exercised, and accordingly, 50,000 shares of restricted common stock were issued.

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

As of June 30, 2014, there are warrants outstanding for the issuance of an aggregate of 2,983,752 shares of common stock, including warrants for a total of 2,138,921 shares issued on September 28, 2013 as described below under “Sale of Stock,” and warrants for a total of 370,000 shares issued on February 12, 2013 as described below under Note 10, “Claims for Liquidated Damages,” all at a weighted average exercise price of $1.25 per share.

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

(4)            INCOME TAXES

The Company has identified its federal tax return and its state tax return in Massachusetts as “major” tax jurisdictions. The periods subject to examination for its federal and state income tax returns are the years ended in 2012 and thereafter. The Company believes its income tax filing positions and deductions will be sustained on audit and it does not anticipate any adjustments that would result in a material change to its financial position. Therefore, no liabilities for uncertain income tax positions have been recorded.

The provision for income taxes in the accompanying consolidated statements of operations consists of the minimum statutory state income tax liability of $912 for the years ended June 30, 2014 and 2013.

A reconciliation of the federal statutory rate to the Company’s effective tax rate for the fiscal years ended June 30, 2014 and 2013 is as follows

	2014	2013
Income tax expense (benefit) at federal statutory rate	(34.0)%	(34.0)%
Increase (decrease) in tax resulting from:
State taxes, net of federal benefit	(5.3)	(6.3)
Change in valuation allowance	15.0	30.1
Nondeductible items	0.3	1.0
Prior-year tax adjustments	14.0	7.5
Other	9.9	1.6
Effective tax rate	(0.1)%	(0.1)%

The components of deferred tax assets and liabilities at June 30, 2014 and 2013 are approximately as follows:

	2014	2013
Deferred tax assets:
Net operating loss carry forwards	$2,747,000	$2,582,000
Tax credit carry forwards	405,000	381,000
Reserves and accruals not yet deducted for tax purposes	286,000	301,000
Total deferred tax assets	3,438,000	3,264,000
Valuation allowance	(3,438,000)	(3,264,000)
Net deferred tax asset	$–	$–

The Company has provided a valuation allowance to reduce the net deferred tax asset to an amount the Company believes is “more likely than not” to be realized. The valuation allowance increased in fiscal 2014, as compared to the prior year, by approximately $174,000.

At June 30, 2014, the Company had federal and state net operating loss carry forwards of approximately $6,600,000 and $2,100,000, respectively, which will, if not used, expire at various dates from 2015 through 2033. In addition, the Company had net operating loss carry forwards from its Hong Kong operations of approximately $2,171,000, which carry forward indefinitely.

(5)            PROFIT SHARING PLAN

The Company has a defined contribution 401(k) profit sharing plan. Employer profit sharing and matching contributions to the plan are discretionary. No employer profit sharing or matching contributions were made to the plan in fiscal years 2014 and 2013.

(6)            SALE OF ASSETS

In fiscal year 2014, the Company sold equipment that was previously written off for proceeds totaling $14,028 and recorded a gain of $14,028.  In fiscal year 2013, the Company sold equipment that was previously written off for proceeds totaling $4,498 and recorded a gain of $4,498. These gains are included within operating expenses in the accompanying consolidated statements of operations.

(7)            CLAIMS FOR LIQUIDATED DAMAGES

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

(8)           SETTLEMENT OF ACCOUNTS PAYABLE

In December 2012, the Company settled $106,149 of accounts payable with a vendor for a negotiated payment of $30,000, and recorded a gain of $76,149. The gain is included within other income for the year ended June 30, 2013 in the accompanying consolidated statements of operations.

(9)           SUBSEQUENT EVENTS

(a) Equity Issuances

On July 1 through July 7, 2014, the Company closed on agreements with institutional and accredited investors (the “Investors”) for the sale and purchase of 1,717,152 shares of the Company’s common stock, $0.01 par value at a purchase price of $0.60 per share (the “Shares”). The Company received $1,030,291 in gross proceeds from the offering. The Company anticipates using the net proceeds from this placement for general working capital purposes. Of this amount, $50,000 was received in June 2014 and the remainder was received in July 2014.

In conjunction with the placement, the Company also entered into a registration rights agreement with the Investors, whereby the Company is obligated to file a registration statement with the Securities Exchange Commission on or before forty-five calendar days after July 1, 2014 to register the resale by the Investors of the 1,717,152 shares of the common stock purchased in the placement. Subsequent to the execution of the agreement, the parties agreed to extend the time period by which the Company is obligated to file a registration statement with the Securities Exchange Commission.

In conjunction with the offering, certain anti-dilution provisions of the warrants issued in conjunction with the Company’s June 25, 2008 and September 28, 2012 financing transactions were triggered. As a result, the number of existing June 25, 2008 warrants increased from 469,831 to 538,253 and the related exercise price of the warrants decreased from $1.18 per share to $1.03 per share. And the number of existing September 28, 2012 warrants increased from 1,944,475 to 2,189,724 and 194,446 to 217,322, respectively, and the related exercise price decreased from $1.25 to $1.11 and from $0.95 to $0.85, respectively.

On July 22, 2014, the Company issued 78,000 restricted shares of our common stock to Mr. Jeff DiRubio as compensation for services rendered to the Company.

On July 22, 2014, the Company issued 12,298 restricted shares of our common stock to Mr. Kevin Dahill as compensation for services rendered to the Company.

On September 23, 2014, the Company granted an option to purchase 35,000 shares of our common stock to Mr. Bob Hallock as compensation for services rendered to the Company. The option shall expire September 23, 2024 and shall have an exercise price of $0.90 per share.

On September 23, 2014, the Company granted an option to purchase 30,000 shares of our common stock to its Executive Vice President of Corporate Development, Mr. Donald Major as compensation for services rendered to the Company. The option shall expire September 23, 2024 and shall have an exercise price of $0.90 per share.

(b) Departure of Director

On July 9, 2014, Mr. Richard E. Forkey resigned from the Company’s Board of Directors. Mr. Forkey shall continue to stay involved with the Company as the Founder and Chairman Emeritus.

(c) Appointment of New Directors

On July 9, 2014, the Board of Directors appointed Dr. Kenneth S. Schwartz, MD and Peter H. Woodward as directors of the Company and Mr. Woodward as Chairman of the Board.

Both Dr. Schwartz and Mr. Woodward were appointed in connection with the sale and purchase agreement between the Company and accredited investors reported on the Company’s Periodic Report on Form 8-K filed July 7, 2014. Pursuant to the Agreement, the Company is required to appoint two qualified individuals named by Hershey Strategic Capital LP to the Company’s Board of Directors. Those individuals shall serve for three years or until resignation, whichever is earlier.

(d) Amendment of Bylaws

On July 9, 2014, the Board of Directors approved an amendment to the Company’s Bylaws. The Bylaws now provide that the Board of Directors shall consist of six directors, rather than five. Additionally, the Bylaws were revised to state that the Chairman of the Board is not required to be an officer of the Company. Massachusetts law provides for a staggered Board by default; however, the Board of Directors believed it would add clarity to revise the Bylaws to explicitly state that the Company has a staggered Board.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.  CONTROLS AND PROCEDURES.

Management’s Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and our Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures, including internal control over financial reporting, were not effective, as of June 30, 2014, to ensure the information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended (i) is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are intended to be designed to provide reasonable assurance that such information is accumulated and communicated to our management.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting as of June 30, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our evaluation, our management concluded that our internal control over financial reporting was not effective as of June 30, 2014.

The following is a description of two material weaknesses in our internal control over financial reporting:

Segregation of Duties: As previously disclosed in our Annual Reports on Form 10-K for the fiscal years ended June 30, 2008-2013, our management identified a control deficiency during the 2008 fiscal year because we lacked sufficient staff to segregate accounting duties. We believe the control deficiency resulted primarily because we have the equivalent of one and one-half persons performing all accounting-related on-site duties. As a result, we did not maintain adequate segregation of duties within our critical financial reporting applications, the related modules and financial reporting processes. This control deficiency could result in a misstatement of balance sheet and income statement accounts in our interim or annual consolidated financial statements that would not be detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

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

We believe that the step outlined above strengthens our internal control over financial reporting and mitigates the material weakness described above. As part of our 2014 assessment of internal control over financial reporting, our management has evaluated this additional control and has determined that it is operating effectively.

Inventory Valuation: As previously disclosed in our Annual Reports on Form 10-K for the fiscal years ended June 30, 2009-2013, we reported a material weakness with respect to the valuation of our inventories. Specifically, the amounts used to value our inventory at June 30, 2009 with respect to overhead rates and purchased items were often inconsistent with the supporting documentation, due to year-to-year changes in overhead rates and costs of purchased items that were not properly reflected in inventory valuation. Accordingly, management had determined that this control deficiency constituted a material weakness as of June 30, 2009. One audit adjustment of approximately $58,000 to our audited financial statements as of June 30, 2011 was necessary as a result of this condition.

To address and remediate the material weakness in internal control over financial reporting described above, beginning in the quarter ended September 30, 2009 and continuing through the year ended June 30, 2014, we implemented procedures to improve our inventory controls and documentation surrounding inventory valuation for overhead rates, and performed procedures to ensure that the pricing of inventory items was consistent with the supporting documentation. We believe that the step outlined above strengthens our internal control over financial reporting and mitigates the material weakness described above.

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

ITEM 9B.  OTHER INFORMATION.

SUBSEQUENT EVENTS

On July 1 through July 7, 2014, we closed agreements with institutional and accredited investors for the sale and purchase of 1,717,152 shares of our common stock, $0.01 par value at a purchase price of $0.60 per share. We received $1,030,291 in gross proceeds from the offering. We anticipate using the net proceeds from this placement for general working capital purposes. Of this amount, $50,000 was received in June 2014 and the remainder was received in July 2014.

In conjunction with the placement, we also entered into a registration rights agreement with the Investors, whereby we were obligated to file a registration statement with the Securities Exchange Commission on or before forty-five calendar days after July 1, 2014 to register the resale by the investors of the 1,717,152 shares of the common stock purchased in the placement. Subsequent to the execution of the agreement, the parties agreed to extend the time period by which we are obligated to file a registration statement with the Securities Exchange Commission.

Arnold Schumsky and MHW Capital Partners, LP participated in the July 2014 transaction. Both were beneficial owners of more than 5% of our outstanding common stock at the time of the transaction. Mr.Schumsky purchased 83,334 shares of common stock in exchange for an aggregate price of $50,000. MHW Capital Partners, LP purchased 125,000 shares of common stock in exchange for an aggregate price of $75,000. Mr. Woodward is the principal of MHW Capital Partners, LP, and holds the power to vote and direct the disposition of the shares of common stock owned by MHW Partners, LP.

On July 22, 2014, we issued 78,000 restricted shares of our common stock to Mr. Jeff DiRubio as compensation for services rendered to us.

On July 22, 2014, we issued 12,298 restricted shares of our common stock to Mr. Kevin Dahill as compensation for services rendered to us.

On September 23, 2014, we granted an option to purchase 35,000 shares of our common stock to Mr. Bob Hallock as compensation for services rendered to us. The option shall expire September 23, 2024 and shall have an exercise price of $0.90 per share.

On September 23, 2014, we granted an option to purchase 30,000 shares of our common stock to our Executive Vice President of Corporate Development, Mr. Donald Major as compensation for services rendered to us. The option shall expire September 23, 2024 and shall have an exercise price of $0.90 per share.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Identification of Directors and Executive Officers

Set forth below is certain information with respect to the individuals who are our directors and executive officers as of September 22, 2014.

Name	Age	Position(s) or Office(s) Held
Joseph N. Forkey	46	Chairman of the Board of Directors, Chief Executive Officer, President and Treasurer
Jack P. Dreimiller	66	Senior Vice President, Finance and Chief Financial Officer
Donald A. Major	53	Executive Vice President for Corporate Development and Director
Richard E. Forkey	74	Director Emeritus*
Richard B. Miles	71	Director
Joel R. Pitlor	71	Director
Kenneth S. Schwartz	69	Director**
Peter H. Woodward	41	Chairman of the Board of Directors**

* Director until July 9, 2014, on which date he became Director Emeritus

**Appointed July 9, 2014

Board Composition. Our Board of Directors is divided into three classes that are as nearly equal in number as possible, with each class serving for a staggered term of office. Only one class is elected each year. Each director serves a three year term and until his or her successor has been duly elected and qualified. Our Board currently consists of five directors. As of August 31, 2014, our Class I director is Richard E. Forkey. Our Class II directors are Joel R. Pitlor and Donald A. Major. Our Class III directors are Joseph N. Forkey and Richard Miles. Due to their recent appointments, Peter Woodward and Kenneth Schwartz have not been added to classes yet.

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

Richard E. Forkey

Mr. Richard E. Forkey currently serves as Director Emeritus. Effective February 8, 2011, Mr. Forkey resigned as Chief Executive Officer, President, and Treasurer of our Company, and effective July 9, 2014, he resigned as Director. He had served as a Director and Chief Executive Officer since he founded our Company in 1982.

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

Kenneth S. Schwartz

Dr. Schwartz was appointed to our Board effective July 9, 2014 in connection with the sale and purchase agreement we entered into in July 2014. Dr. Schwartz is currently the Medical Director at New York Radiology Alliance, a position he has held since October 2010, and the Director of the Radiology Residency Program at Brookhaven Memorial Hospital Medical Center. He was the founding and managing Partner of S and D Medical LLP, a 60 person radiology group providing radiology services to eleven hospitals and imaging centers in the New York metropolitan area, for over ten years until he sold the Practice in 2010. He has served on the Board of Directors at ARKS Radiology Management, Inc. since June 1999 and serves on the Board of Trustees at the Brookhaven Memorial Hospital Medical Center. Dr. Schwartz also served as the Adjunct Clinical Associate Professor in the Department of Medical Imaging at the New York Institute of Technology in the College of Osteopathic Medicine from July 2007 to July 2012. Dr. Schwartz earned a BS from Brooklyn College and a Medical Degree from Albert Einstein College of Medicine. He was a Diagnostic Radiology Resident at North Shore University Hospital in the Memorial Hospital-Sloan Kettering Cornell Cooperating Program.

Peter H. Woodward

Mr. Woodward was appointed to our Board effective July 9, 2014 and as chairman of the Board in connection with the sale and purchase agreement we entered into in July 2014. Mr. Woodward is the founder of MHW Capital Management, LLC, or MHW, a position he has held since September 2005. MHW specializes in large equity investments in public companies implementing operating strategies to significantly improve their profitability. From 1996 to 2005, Mr. Woodward was the Managing Director for Regan Fund Management, LLC. He currently serves as the Chairman of the Board and member of the Audit Committee for Cartesian, Inc. and TSS, Inc. Mr. Woodward holds a BA in economics from Colgate University and a Masters of International Affairs with a concentration in international economics and finance from Columbia University. He is also a Chartered Financial Analyst.

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

Based solely upon a review of reports provided to us by our officers and directors, we believe that, during the fiscal year ended June 30, 2014, no person required to file reports under Section 16(a) of the Securities Exchange Act of 1934 failed to file such reports on a timely basis during such fiscal year.

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

Mr. Major, whom formerly served as Chair of the Audit Committee and was determined by the Board to qualify as an audit committee financial expert, no longer meets the criteria set forth in Item 407(d)(5) of Regulation S-K as he is employed by our Company as an executive officer and therefore is not “independent” as independence for audit committee members is defined in the NASDAQ Listing Rules. We believe that each member of our Board is financially literate and possesses sufficient experience, both professionally and by virtue of his service on our Board, to be fully capable of discharging his duties as a member of our Board performing audit committee functions. However, the Board believes that Mr. Major’s professional background and services assist the Board when additional financial expertise is warranted.

ITEM 11.  EXECUTIVE COMPENSATION.

Executive and Director Compensation

Summary Compensation

The following table sets forth all compensation for our fiscal years ended June 30, 2014 and 2013 awarded to, earned by, or paid to our Principal Executive Officer and our most highly compensated employee, both of which are referred to herein as the “Named Executive Officers.” No other executive officer earned over $100,000 in the last completed fiscal year.

Summary Compensation Table for the Fiscal Years Ended June 30, 2014 and 2013

Name and Principal Position	Year June 30,	Salary ($)	Bonus ($)		Stock Awards ($)	Option Awards ($) (1)	Total ($)
Joseph N. Forkey	2014	120,000	0		0	0	120,000
Chairman of the Board of Directors,	2013	120,000	0		0		120,000
Chief Executive Officer,
President and Treasurer

Richard G. Cyr	2014	170,874	500	(1)	0	0	171,374
Optics Laboratory Manager	2013	129,439	1,000	(1)	0	0	130,439

(1)	Represents a performance award for the respective fiscal year.

Employment Contracts and Termination of Employment Arrangements

We have no employment contracts, other than the compensation agreement with Dr. Joseph N. Forkey disclosed below, in place with any Named Executive Officer. We have no compensatory plan or arrangement with respect to any Named Executive Officer where such plan or arrangement will result in payments to such Named Executive Officer upon or following his resignation, or other termination of employment with us and our subsidiaries, or as a result of a change-in-control of our Company or a change in the Named Executive Officers’ responsibilities following a change-in-control.

Outstanding Equity Awards at Fiscal Year-End Table for the Fiscal Year Ended June 30, 2014

The following table shows grants of options outstanding on June 30, 2014, the last day of our fiscal year, to each of the Named Executive Officers named in the Summary Compensation Table.

Option Awards

Name	Number of securities underlying unexercised options exercisable (#)		Number of securities underlying unexercised options unexercisable (#)	Option exercise price ($)	Option expiration date
Joseph N. Forkey	600	(1)	0	13.75	05/09/2016
	11,208	(2)	0	13.75	06/13/2015
	22,416	(3)	0	20.75	06/13/2015
	150,000	(4)	0	1.20	03/02/2022

Richard G. Cyr	10,200	(5)	0	13.75	05/09/2016
	40,000	(6)	0	0.27	07/14/2021

(1)	The options were granted on May 9, 2006 and vested immediately.
(2)	The options were granted on June 13, 2005; 25% of such options vested immediately; 25% of such options vested May 9, 2007; 25% vested on May 9, 2008; and the remaining 25% of such options vested on May 9, 2009.
(3)	The options we granted on June 13, 2005; upon the date of grant, 30% of the options, or 6,725 shares, vested immediately. The remaining 70% of the options, or 15,691 shares, vested upon achievement of performance milestones.
(4)	The options were granted on March 2, 2012; the options vested in increments of 25,000 shares on the first day of each quarter, beginning on January 1, 2013, until all shares were fully vested.
(5)	The options were granted on May 9, 2006 and vested immediately.
(6)	The options were granted on July 14, 2011; 13,333 shares vested on October 15, 2011, 13,333 vested on July 15, 2012 and the remaining shares vested on July 15, 2013.

Profit Sharing and 401(k) Plan

We have a defined contribution 401(k) profit sharing plan. Employer profit sharing and matching contributions to the plan are discretionary. No employer profit sharing contributions were made to the plan in fiscal years 2014 and 2013. No employer matching contributions were made to the plan in fiscal years 2014 and 2013.

Director Compensation

The following table sets forth cash amounts and the value of other compensation paid to our directors, but does not include the compensation of Dr. Joseph N. Forkey, our Chairman of the Board of Directors, Chief Executive Officer, President and Treasurer, as his compensation is reflected in the Summary Compensation Table. During the fiscal year ended June 30, 2014, our Board of Directors determined that Dr. Joseph N. Forkey and Mr. Richard E. Forkey were our employee directors and, therefore, would not earn any fees related to service on our Board.

Director Compensation Table for the Fiscal Year Ended June 30, 2014

Name of Director	Fees earned or paid in cash ($)(1)		Option awards ($) (2) (3)		All other compensation ($)		Total ($)
Richard E. Forkey (4)	0		0		361	(5)	361
Donald A. Major (6)	1,250	(7)	29,700	(8)	30,078	(7)	34,028
Richard B. Miles	1,250		2,700		0		3,950
Joel R. Pitlor	1,000		2,700		0		3,700

(1)	Under our director compensation plan, each director receives $250 per board or committee meeting that the director attends. We also reimburse our directors for travel expenses. As our Board has determined that Dr. Joseph N. Forkey and Mr. Richard E. Forkey are employees of our Company, Dr. Forkey and Mr. Forkey do not earn any fees related to service on our Board of Directors.

(2)	Represents the aggregate grant date fair value of stock option awards granted in the respective fiscal year as computed in accordance with FASB ASC Topic 718, Compensation — Stock Compensation. The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option valuation model. A discussion of the assumptions used in calculating the amounts in this column may be found in the Notes to our audited consolidated financial statements for the year ended June 30, 2014 set forth in this Annual Report on Form 10-K. These amounts do not represent the actual amounts paid to or realized by the directors during the fiscal year ended June 30, 2014.

(3)	On January 2, 2014, we granted Messrs. Major, Miles, and Pitlor options to purchase 3,000 shares of our common stock. These options were fully vested as of the date of grant, have an exercise price of $0.90 and expire on January 2, 2024.

(4)	Mr. Forkey served as our Chief Executive Officer until February 8, 2011 and as a Director until July 9, 2014. He currently serves as the Founder and Director Emeritus.

(5)	Mr. Forkey’s compensation consisted of $361 earned as salary compensation for his services in the executive position of Advisor to the Chief Executive Officer. As previously disclosed in our Current Report on Form 8-K filed with the Securities and Exchange Commission on July 30, 2012, on July 25, 2012, our Board of Directors approved an arrangement with Mr. Forkey to cancel Mr. Forkey’s life insurance policy, on which we had been paying the policy premiums. The timing of the cancellation of the policy was based upon mutual agreement between us and Mr. Forkey. As the one-time payment of $40,000 has not been made to date, it is not included in Mr. Forkey’s FY 2014 compensation.

(6)	Mr. Donald A. Major was appointed to serve as our Executive Vice President for Corporate Development on February 9, 2012, in addition to his continued service as a member of our Board of Directors.

(7)	Mr. Major’s compensation consisted of: (a) $1,250 earned a compensation for his services as a member of our Board of Directors; and (b) $30,078 earned as salary compensation for his services as our Executive Vice President for Corporate Development.

(8)	On September 23, 2014, we granted Mr. Major an option to purchase 30,000 shares of our common stock as compensation for services rendered to us as Executive Vice President of Corporate Development. The option expires September 23, 2024 and the exercise price is $0.90 per share.

Narrative to Director Compensation Table

Under our director compensation plan, each director receives $250 per board or committee meeting that the director attends. We also reimburse our directors for travel expenses.

On February 9, 2012, our Board of Directors made the determination to also award each non-employee director an annual grant of 3,000 options, fully vested upon issuance, to be issued on the first business day of January of each year going forth. On January 2, 2014, in accordance with such resolution, we granted Messrs. Major, Miles, and Pitlor options to purchase 3,000 shares of our common stock. These options were fully vested as of the date of grant, have an exercise price of $0.90 and expire on January 2, 2024.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following tables set forth information regarding our common stock owned as of the close of business on September 23, 2014 by the following persons: (i) each person who is known by us to own beneficially more than 5% of our common stock, (ii) each of our directors who beneficially owns our common stock, (iii) each of our Named Executive Officers who beneficially own our common stock and (iv) all executive officers and directors, as a group, who beneficially own our common stock. The information on beneficial ownership in the table and footnotes thereto is based upon data furnished to us by, or on behalf of, the persons listed in the table.

We have determined beneficial ownership in accordance with the rules of the SEC. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons and entities named in the table below have sole voting and investment power with respect to all shares of common stock that they beneficially own, subject to applicable community property laws.

In computing the number of shares of common stock beneficially owned by a person and the percentage ownership of that person, we deemed outstanding shares of common stock subject to options held by that person that are currently exercisable or exercisable within 60 days after September 23, 2014. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person.

Stockholders Known by Us to Own Over 5% of Our Common Stock

	Amount of beneficial ownership (1)			Percent of
Name and Address of Beneficial Owner	Shares Owned	Shares – Rights to Acquire	Total Number	Shares Beneficially Owned (2)
Austin W. Marxe (3)(4) c/o Special Situations Funds 527 Madison Avenue, Suite 2600 New York, NY 10022	1,269,213	1,208,647	2,477,860	33.2%

David M. Greenhouse (3) c/o Special Situations Funds 527 Madison Avenue, Suite 2600 New York, NY 10022	1,269,213	1,208,443	2,477,656	33.2%

Adam C. Stettner (3) c/o Special Situations Funds 527 Madison Avenue, Suite 2600 New York, NY 10022	1,269,213	1,208,443	2,477,656	33.2%

Arnold Schumsky (5) 145 East 27th Street New York, New York 10016	213,764	112,487	326,251	5.1%

MHW Partners, L.P. (6) 150 East 52nd Street 30th Fl. New York, New York 10022	347,223	155,557	502,780	7.8%

DAFNA Capital Management LLC (7) 10990 Wilshire Boulevard, Suite 1400 Los Angeles, CA 90024	384,193	272,223	556,416	8.5%

Alpha Capital Anstalt (8) 150 Central Park South New York, New York 10019	277,778	194,445	472,223	7.3%

Hershey Strategic Capital, LP (9) 888 7th Ave., 17th Floor New York, New York 10019	1,166,667	0	1,166,667	18.6%

(1)	Represents shares with respect to which each beneficial owner listed has or will have, upon acquisition of such shares upon exercise or conversion of options, warrants, conversion privileges or other rights exercisable within sixty days, sole voting and investment power. For the purposes of this table, we have not assumed the limitations on exercise set forth in certain warrants, which limit the number of shares of common stock that the holder, together with all other shares of common stock beneficially owned by such person, does not exceed 4.999% of the total outstanding shares of common stock.

(2)	As of September 23, 2014, there were 6,262,584 shares of our common stock issued and outstanding. Percentages are calculated on the basis of the amount of issued and outstanding common stock plus, for each person or group, any securities that such person or group has the right to acquire within 60 days pursuant to options, warrants, conversion privileges or other rights.

(3)	We relied, in part, on a Schedule 13D/A jointly filed with the SEC on June 10, 2014 by Austin W. Marxe, David M. Greenhouse and Adam C. Stettner for this information.

Messrs. Marxe and Greenhouse and Stettner are the controlling principals of AWM Investment Company, Inc., the general partner of and investment adviser to Special Situations Cayman Fund, L.P. AWM Investment Company also serves as the general partner of MGP Advisers Limited Partnership, the general partner of Special Situations Fund III QP, L.P. Messrs. Marxe Greenhouse and Stettner are also members of MG Advisers L.L.C., the general partner of Special Situations Private Equity Fund, L.P. AWM Investment Company serves as the investment adviser to Special Situations Fund III QP and Special Situations Private Equity Fund.

Special Situations Cayman Fund owns 1 share of common stock. Special Situations Fund III QP owns 934,212 shares of common stock; 3,630,000 warrants to purchase 215,332 shares of common stock, expiring May 11, 2017; warrants to purchase 427,779 shares of common stock, expiring September 28, 2017; and warrants to purchase 175,000 shares of common stock, expiring February 12, 2016. Special Situations Private Equity Fund owns 335,000 shares of common stock; 3,630,000 warrants to purchase 215,332 shares of common stock, expiring May 11, 2017; and warrants to purchase 175,000 shares of common stock, expiring February 12, 2016. Messrs. Marxe, Greenhouse and Stettner share the power to vote and direct the disposition of all shares of common stock owned by Special Situations Cayman Fund, Special Situations Fund III QP, and Special Situations Private Equity Fund.

Messrs. Marxe and Greenhouse are deemed to beneficially own a total of 1,269,213 shares of common stock; 7,230,000 warrants to purchase an aggregate of 430,664 shares of common stock, expiring May 11, 2017; warrants to purchase 427,779 shares of common stock, expiring September 28, 2017; and warrants to purchase 350,000 shares of common stock, expiring February 12, 2016. However, the aggregate number of shares of common stock into which 427,779 warrants of the total warrants held by Special Situations Fund III QP are exercisable, and which Messrs. Marxe and Greenhouse have the right to acquire beneficial ownership, is limited to the number of shares of common stock that, together with all other shares of common stock beneficially owned by Messrs. Marxe and Greenhouse, does not exceed 4.999% of the total outstanding shares of common stock. Accordingly, the 427,779 warrants expiring September 28, 2017 are not currently exercisable into common stock until the actual shares of common stock held by Messrs. Marxe and Greenhouse is less than 4.999% of the total outstanding shares of common stock. Special Situations Fund III QP may waive this 4.999% restriction with 61 days’ notice to us.

(4)	Mr. Marxe holds an additional 204 shares of common stock that may be acquired by Mr. Marxe as an individual upon the exercise of outstanding stock options.

(5)	We relied, in part, on a Schedule 13D filed with the SEC on June 6, 2007 by Arnold Schumsky for this information. Mr. Schumsky beneficially owns a total of 326,251shares of common stock. His ownership consists of (i) 213,764shares of common stock owned of record by Mr. Schumsky, and (ii) 112,487 shares that may be acquired upon the exercise of outstanding warrants. However, the aggregate number of shares of common stock into which 58,334 warrants of the total warrants held by Mr. Schumsky are exercisable, and which Mr. Schumsky has the right to acquire beneficial ownership, is limited to the number of shares of common stock that, together with all other shares of common stock beneficially owned by Mr. Schumsky, does not exceed 4.999% of the total outstanding shares of common stock. Accordingly, 58,334 warrants are not currently exercisable into common stock until the actual shares of common stock held by Mr. Schumsky is less than 4.999% of the total outstanding shares of common stock. Mr. Schumsky may waive this 4.999% restriction with 61 days’ notice to us.

43

(6)

We relied, in part, on a Schedule 13D jointly filed with the SEC on July 24, 2014 by MHW Partners, L.P., MHW Capital, LLC, MHW Capital Management, LLC and a Form 3 filed by Peter H. Woodward on July 16, 2014 for this information.

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

MHW Partners, L.P. beneficially owns 347,223 shares of common stock, and 155,557 shares that may be acquired upon the exercise of outstanding warrants. However, the aggregate number of shares of common stock into which such warrants are exercisable, and which MHW Partners, L.P. has the right to acquire beneficial ownership, is limited to the number of shares of common stock that, together with all other shares of common stock beneficially owned by MHW Partners, L.P., does not exceed 4.999% of the total outstanding shares of common stock. Accordingly, such warrants are not currently exercisable into common stock until the actual shares of common stock held by MHW Partners, L.P. is less than 4.999% of the total outstanding shares of common stock. MHW Partners, L.P. may waive this 4.999% restriction with 61 days’ notice to us.

(7)

We relied, in part, on a Schedule 13G jointly filed with the SEC on February 13, 2014 by DAFNA Capital Management, LLC, Nathan Fischel and Fariba Ghodsian for this information.

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

DAFNA Capital Management beneficially owns 384,193 shares of common stock, in the aggregate. DAFNA Capital Management holds common stock purchase warrants exercisable into 272,223 shares of common stock, in the aggregate. DAFNA LifeScience Market Neutral owns 77,778 shares of common stock and 54,445 shares that be acquired upon the exercise of outstanding warrants. DAFNA LifeScience Select owns 200,000 shares of common stock and 140,000 shares that be acquired upon the exercise of outstanding warrants. DAFNA LifeScience owns 111,111 shares of common stock and 77,778 shares that be acquired upon the exercise of outstanding warrants. However, the aggregate number of shares of common stock into which such warrants are exercisable, and which DAFNA Capital Management has the right to acquire beneficial ownership, is limited to the number of shares of common stock that, together with all other shares of common stock beneficially owned by DAFNA Capital Management, does not exceed 4.999% of the total outstanding shares of common stock. Accordingly, such warrants are not currently exercisable into common stock until the actual shares of common stock held by DAFNA Capital Management is less than 4.999% of the total outstanding shares of common stock. DAFNA LifeScience Market Neutral, DAFNA LifeScience Select, and DAFNA LifeScience may waive this 4.999% restriction with 61 days’ notice to us.

(8)	Alpha Capital Anstalt beneficially owns 277,778 shares of common stock and 194,445 shares that may be acquired upon the exercise of outstanding warrants. However, the aggregate number of shares of common stock into which such warrants are exercisable, and which Alpha Capital Anstalt has the right to acquire beneficial ownership, is limited to the number of shares of common stock that, together with all other shares of common stock beneficially owned by Alpha Capital Anstalt, does not exceed 4.999% of the total outstanding shares of common stock. Accordingly, such warrants are not currently exercisable into common stock until the actual shares of common stock held by Alpha Capital Anstalt is less than 4.999% of the total outstanding shares of common stock. Alpha Capital Anstalt may waive this 4.999% restriction with 61 days’ notice to us.

(9)	We relied, in part, on the Schedule 13D filed by Hershey Strategic Capital, LP on July 11, 2014 for this information. Hershey Strategic Capital, LP beneficially owns 1,166,667 shares of common stock. Hershey Strategic Capital, LP is managed by Adam Hershey.

Officers and Directors

		Amount of beneficial ownership (2)			Percent of
Name and address of beneficial owner (1)	Nature of beneficial ownership	Shares Owned	Shares – Rights to Acquire	Total Number	Shares Beneficially Owned (3)
Joseph N. Forkey (4)	Former Chairman of the Board of Directors, Chief Executive Officer, President and Treasurer	33,620	199,781	233,401	3.6%
Jack P. Dreimiller (5)	Senior Vice President and Chief Financial Officer	583	15,000	15,583	*
Donald A. Major (6)	Executive Vice President for Corporate Development and Director	35,778	85,445	121,223	1.9%
Richard E. Forkey (7)	Advisor to the Chief Executive Officer and Director	212,993	49,333	262,326	4.2%
Richard B. Miles (8)	Director	15,112	23,379	38,491	1.0%
Joel R. Pitlor (9)	Director	205,395	25,978	231,373	3.7%
Richard G. Cyr (10)	Optics Laboratory Manager	0	50,200	50,200	1.0%
Peter H. Woodward (11)	Director and Chairman	347,223	155,557	502,780	7.8%
Kenneth S. Schwartz	Director	0	0	0	*

All directors and executive officers as a group		850,704	604,673	1,455,377	21.2%

_________________

* Percentage of shares beneficially owned does not exceed one percent of issued and outstanding shares of stock.

(1)	Unless otherwise stated, the address of each beneficial owners listed on the table is c/o Precision Optics Corporation, Inc., 22 East Broadway, Gardner, MA 01440.

(2)	Represents shares with respect to which each beneficial owner listed has or will have, upon acquisition of such shares upon exercise or conversion of options, warrants, conversion privileges or other rights exercisable within sixty days, sole voting and investment power.

(3)	As of September 23, 2014, we had 6,262,584 shares of our common stock issued and outstanding. Percentages are calculated on the basis of the amount of issued and outstanding common stock plus, for each person or group, any securities that such person or group has the right to acquire within 60 days of September 23, 2014 pursuant to options, warrants, conversion privileges or other rights.

(4)	Dr. Forkey is a member of our Board of Directors and serves as our Chief Executive Officer, President and Treasurer. Dr. Forkey’s beneficial ownership consists of (a) 33,620 shares of common stock held in joint ownership with his wife, Heather Forkey, with whom he shares voting and dispositive control, (b) 15,557 shares of common stock that may be acquired upon the exercise of outstanding warrants, and (c) 184,224 shares of common stock that may be acquired upon the exercise of outstanding stock options.

(5)	Mr. Dreimiller is our Senior Vice President and Chief Financial Officer. Mr. Dreimiller’s beneficial ownership consists of (a) 583 shares of common stock, and (b) 15,000 shares of common stock that may be acquired upon the exercise of outstanding stock options.

(6)	Mr. Major is our Executive Vice President for Corporate Development and a member of our Board of Directors. Mr. Major’s beneficial ownership consists of (a) 35,778 shares of common stock, (b) 19,445 shares of common stock that may be acquired upon the exercise of outstanding warrants and (c) 66,000 shares of common stock that may be acquired upon the exercise of outstanding stock options.

(7)	Mr. Forkey is Director Emeritus. He served as our Chief Executive Officer until February 8, 2011 and Director until July 9, 2014. Mr. Forkey’s beneficial ownership consists of (a) 212,993 shares of common stock, (b) 19,445 shares of common stock that may be acquired upon the exercise of outstanding warrants, and (c) 29,888 shares of common stock that may be acquired upon the exercise of outstanding stock options.

(8)	Mr. Miles is a member of our Board of Directors. Mr. Miles’ beneficial ownership consists of (a) 15,112 shares of common stock, (b) 7,779 shares that may be acquired upon the exercise of outstanding warrants, and (c) 15,600 shares of common stock that may be acquired upon the exercise of outstanding stock options.

(9)	Mr. Pitlor is a member of our Board of Directors. Mr. Pitlor’s beneficial ownership consists of (a) 205,395 shares of common stock, (b) 10,000 shares that may be acquired upon the exercise of outstanding warrants, and (c) 15,978 shares of common stock that may be acquired upon the exercise of outstanding stock options.

(10)	Mr. Cyr is our Optics Laboratory Manager and is considered a “named executive officer” as defined in Item 402(a)(3) of Regulation S-K. Mr. Cyr beneficially owns 50,200 shares of common stock which may be acquired upon the exercise of outstanding stock options.

(11)	Mr. Peter Woodward is the Chairman of our Board. Mr. Woodward is the managing member and general partner of MHW Partners and in such capacity, Mr. Woodward holds the power to vote and direct the disposition of all shares of common stock owned by MHW Partners. On July 2, 2014, MHW Partners purchased 125,000 shares of common stock. On September 28, 2012, MHW Partners purchased 222,223 shares of our common stock, and warrants to purchase up to 155,557 shares of our common stock at an exercise price of $1.25 per share, subject to adjustment and a call provision if certain market price targets are reached, and an expiration date of September 28, 2017.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Certain Relationships and Related Transactions

We lease our main facility in Gardner, Massachusetts from Equity Assets, Inc., a company wholly-owned by Mr. Richard E. Forkey, our Director Emeritus and our former Director and Chief Executive Officer. We are currently a tenant-at-will, paying rent of $9,000 per month, or an aggregate of $108,000 per year, for each of fiscal years 2014 and 2013.

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

Certain of our directors and officers participated in the offering on the same terms as the other investors and purchased a total aggregate amount of approximately $80,000 of units in the offering, in such amounts as follows:

Name of Purchaser	Company Affiliation at the time of the offering	Securities Purchased in Offering		Unit Price	Subscription Amount
		Shares of Common Stock	Warrants
Forkey, Richard E.	Director	27,778	19,445	$0.90	$25,000.20
Joseph N. Forkey and Heather C. Forkey JTTEN	Chairman of the Board, Chief Executive Officer, President, and Treasurer	22,223	15,557	$0.90	$20,000.70
Major, Donald A.	Executive Vice President for Corporate Development and Director	27,778	19,445	$0.90	$25,000.20
Miles, Richard	Director	11,112	7,779	$0.90	$10,000.80

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

On July 1 through July 7, 2014, we closed agreements with institutional and accredited investors for the sale and purchase of 1,717,152 shares of our common stock, $0.01 par value at a purchase price of $0.60 per share. Pursuant to this transaction, Mr. Schumsky purchased 83,343 shares of our common stock. In conjunction with the placement, we also entered into a registration rights agreement with the Investors, whereby we are obligated to file a registration statement with the Securities Exchange Commission on or before forty-five calendar days after July 1, 2014 to register the resale by the investors of the 1,717,152 shares of the common stock purchased in the placement. At the time of the transaction, Mr. Schumsky owned 5% or more of our common stock. Subsequent to the agreement, the parties agreed to extend the time period by which we are obligated to file a registration statement with the Securities Exchange Commission.

MHW Partners, LP

On July 1 through July 7, 2014, we closed agreements with institutional and accredited investors for the sale and purchase of 1,717,152 shares of our common stock, $0.01 par value at a purchase price of $0.60 per share. Pursuant to this transaction, MHW Partners purchased 125,000 shares of our common stock. In conjunction with the placement, we also entered into a registration rights agreement with the Investors, whereby we are obligated to file a registration statement with the Securities Exchange Commission on or before forty-five calendar days after July 1, 2014 to register the resale by the investors of the 1,717,152 shares of the common stock purchased in the placement. Subsequent to the agreement, the parties agreed to extend the time period by which we are obligated to file a registration statement with the Securities Exchange Commission.

At the time of the transaction, MHW was a holder of more than 5% of our common stock. Mr. Woodward is the principal of MHW Capital Management, LLC and MHW Capital, LLC and in such capacity, Mr. Woodward holds the power to vote and direct the disposition of all shares of common stock owned by MHW Partners, LP. Mr. Woodward was subsequently appointed as Chairman of our Board of Directors on July 9, 2014.

Director Independence

During the fiscal year ended June 30, 2014, the Board of Directors determined that Messrs. Richard B. Miles and Joel R. Pitlor were “independent” as defined under the standards of independence set forth in the NASDAQ Listing Rules and the rules under the Securities Exchange Act of 1934.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

Independent Registered Public Accounting Firm Fees

Our principal and sole independent registered public accounting firm for the fiscal years ending June 30, 2014 and 2013 is Stowe & Degon LLC, referred to as Stowe. The following table presents fees for professional audit services and other services rendered by Stowe, for the fiscal years ended June 30, 2014 and 2013:

	2014	2013
Audit Fees (1)	$72,000	$72,000
Audit-Related Fees (2)	–	5,935
Total Audit and Audit-Related Fees	72,000	77,935
Tax Fees (3)	13,250	14,135
Other Fees (4)	–	–
Total Fees	$85,250	$92,070

(1)	Audit fees for fiscal 2014 are comprised of fees for professional services performed for the audit of our annual financial statements and review of our quarterly financial statements of $72,000, including direct out-of-pocket expenses in the amount of $1,500. Audit fees for fiscal 2013 are comprised of fees for professional services performed for the audit of our annual financial statements and review of our quarterly financial statements of $72,000, including direct out-of-pocket expenses in the amount of $1,500.

(2)	Audit-related fees are comprised of fees for assurance and related attestation services that are reasonably related to the performance of the audit of our annual financial statements, or the review thereof, and fees for due diligence services.

(3)	Tax fees for fiscal 2014 and 2013 by Stowe are comprised of fees for professional services performed with respect to corporate tax compliance, tax planning and tax advice.

(4)	We did not incur any other fees during fiscal 2014 or 2013 for products and services provided by Stowe other than those disclosed above.

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

a.             The following documents are filed as part of this Annual Report on 10-K:

1.             FINANCIAL STATEMENTS

The following documents are filed in Part II, Item 8 of this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at June 30, 2014 and 2013

Consolidated Statements of Operations for the years ended June 30, 2014 and 2013

Consolidated Statements of Stockholders’ Equity for the years ended June 30, 2014 and 2013

Consolidated Statements of Cash Flows for the years ended June 30, 2014 and 2013

Notes to Consolidated Financial Statements

2.             FINANCIAL STATEMENT SCHEDULES

All financial statement schedules have been omitted as they are not required, not applicable, or the required information is otherwise included.

3.             EXHIBITS

The exhibits listed below are filed with or incorporated by reference in this report.

Exhibit	Description

2.1	Asset Purchase Agreement between the Company and Optometrics Corporation, dated January 18, 2008 (included as Exhibit 2.1 to the Form 8-K filed January 25, 2008 and incorporated herein by reference).

3.1	Articles of Organization of Precision Optics Corporation, Inc., as amended (included as Exhibit 3.1 to the Form SB-2 filed March 16, 2007 and incorporated herein by reference).

3.2	Bylaws of Precision Optics Corporation, Inc. (included as Exhibit 3.2 to the Form S-1 filed December 18, 2008 and incorporated herein by reference).

3.3	Articles of Amendment to the Articles of Organization of Precision Optics Corporation, Inc., dated November 25, 2008 and effective December 11, 2008 (included as Exhibit 3.1 to the Form 8-K filed December 11, 2008 and incorporated herein by reference).

3.4	Amended and Restated Bylaws of Precision Optics Corporation, Inc. (included as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed July 11, 2014 and incorporated herein by reference).

4.1	Registration Rights Agreement by and among the Company and each investor named therein, dated February 1, 2007 (included as Exhibit 4.1 to the Form 8-K filed February 2, 2007 and incorporated herein by reference).

4.2	Form of Warrant to Purchase Shares of Common Stock (included as Exhibit 4.2 to the Form 8-K filed February 2, 2007 and incorporated herein by reference).

4.3	Registration Rights Agreement by and among the Company and each investor named therein, dated June 25, 2008 (included as Exhibit 4.1 to the Form 8-K filed June 27, 2008 and incorporated herein by reference).

4.4	Form of Warrant to Purchase Shares of Common Stock, dated June 25, 2008 (included as Exhibit 4.2 to the Form 8-K filed June 27, 2008 and incorporated herein by reference).

4.5	Form of 10% Senior Secured Convertible Note, dated June 25, 2008 (included as Exhibit 4.3 to the Form 8-K filed June 27, 2008 and incorporated herein by reference).

4.6	Form of Warrant to Purchase Shares of Common Stock, dated September 28, 2012 (included as Exhibit 4.1 to the Form 8-K filed October 2, 2012 and incorporated herein by reference).

4.7	Registration Rights Agreement by and among the Company and each investor named therein, dated September 28, 2012 (included as Exhibit 4.2 to the Form 8-K filed October 2, 2012 and incorporated herein by reference).

4.8	Warrant to Purchase Shares of Common Stock issued to Loewen, Ondaatje, McCutcheon USA LTD, dated September 28, 2012 (included as Exhibit 4.3 to the Form 8-K filed October 2, 2012 and incorporated herein by reference).

4.9	Form of Warrant to Purchase Shares of Common Stock (Special Situations Settlement), dated February 12, 2013 (included as Exhibit 4.1 to the Form 8-K filed February 13, 2013 and incorporated herein by reference).

4.10	Registration Rights Agreement by and among the Company, Special Situations Fund III QP, L.P. and Special Situations Private Equity Fund, L.P., dated February 12, 2013 (included as Exhibit 4.2 to the Form 8-K filed February 13, 2013 and incorporated herein by reference).

4.11	Form of Warrant to Purchase Shares of Common Stock (Pitlor and Schumsky Settlement), dated February 12, 2013 (included as Exhibit 4.3 to the Form 8-K filed February 13, 2013 and incorporated herein by reference).

10.1	Precision Optics Corporation, Inc. 1997 Incentive Plan, as amended and restated (included as Exhibit 10.1 to the Form 10-QSB filed November 13, 2003 and incorporated herein by reference).

10.2	Precision Optics Corporation, Inc. 2006 Equity Incentive Plan (included as Exhibit 99.1 to the Form 8-K filed December 4, 2006 and incorporated herein by reference).

10.3	Purchase Agreement by and among the Company and each investor named therein, dated February 1, 2007 (included as Exhibit 10.1 to the Form 8-K filed February 2, 2007 and incorporated herein by reference).

10.4	Form of Incentive Stock Option Certificate (included as Exhibit 10.1 to the Form 10-QSB filed February 14, 2007 and incorporated herein by reference).

10.5	Form of Nonstatutory Stock Option Certificate (included as Exhibit 10.2 to the Form 10-QSB filed February 14, 2007 and incorporated herein by reference).

10.6	Purchase Agreement by and among the Company and each investor named therein, dated June 25, 2008 (included as Exhibit 10.1 to the Form 8-K filed June 27, 2008 and incorporated herein by reference).

10.7	Pledge and Security Agreement by and among the Company and each investor named therein, dated June 25, 2008 (included as Exhibit 10.2 to the Form 8-K filed June 27, 2008 and incorporated herein by reference).

10.8	Consulting Agreement between the Company and Jack P. Dreimiller, dated August 15, 2008 (included as Exhibit 10.1 to the Form 8-K filed August 18, 2008 and incorporated herein by reference).

10.9	Side Letter Agreement between the Company and the investors signatory to the Purchase Agreement, dated November 25, 2008 (included as Exhibit 10.1 to the Form 8-K filed December 11, 2008 and incorporated herein by reference).

10.10	Side Letter Agreement between the Company and the holders signatory to the 10% Senior Secured Convertible Note, dated December 11, 2008 (included as Exhibit 10.15 to the Form S-1 filed December 18, 2008 and incorporated herein by reference).

10.11	Side Letter Agreement between the Company and the holders signatory to the 10% Senior Secured Convertible Note, dated April 2, 2009 (included as Exhibit 10.16 to the Form S-1/A filed April 6, 2009 and incorporated herein by reference).

10.12	Compensation Agreement with Richard E. Forkey, dated December 3, 2010 (included as Exhibit 10.11 to the Form 8-K filed December 6, 2010 and incorporated herein by reference).

10.13	Compensation Agreement with Joseph N. Forkey, dated December 3, 2010 (included as Exhibit 10.12 to the Form 8-K filed December 6, 2010 and incorporated herein by reference).

10.14	Compensation Agreement with Joel R. Pitlor, dated December 3, 2010 (included as Exhibit 10.13 to the Form 8-K filed December 6, 2010 and incorporated herein by reference).

10.15	Asset Purchase Agreement between the Company and Intuitive Surgical Operations, Inc., dated July 27, 2011 (included as Exhibit 10.1 to the Form 8-K filed August 3, 2011 and incorporated herein by reference).

10.16	Amendment to Pledge and Security Agreement by and among the Company and each investor named therein, dated July 27, 2011 (included as Exhibit 10.2 to the Form 8-K filed August 3, 2011 and incorporated herein by reference).

10.17	Demand Note in the amount of $10,000, dated July 13, 2011, issued by the Company to Dr. Joseph N. Forkey (included as Exhibit 10.22 to the Form 10-K filed September 28, 2011, and incorporated herein by reference.)

10.18	Precision Optics Corporation, Inc. 2011 Equity Incentive Plan, dated October 13, 2011 (included as Exhibit 10.2 to Form S-8 filed October 14, 2011, and incorporated herein by reference.)

10.19	Precision Optics Corporation, Inc. 2011 Deferred Compensation Plan, dated October 13, 2011 (included as Exhibit 10.3 to Form S-8 filed October 14, 2011, and incorporated herein by reference.)

10.20	Side Letter Agreement to the Compensation Agreement with Richard E. Forkey, dated October 14, 2011 (included as Exhibit 10.4 to the Form 8-K filed October 19, 2011 and incorporated herein by reference).

10.21	Side Letter Agreement to the Compensation Agreement with Joseph N. Forkey, dated October 14, 2011 (included as Exhibit 10.5 to the Form 8-K filed October 19, 2011 and incorporated herein by reference).

10.22	Side Letter Agreement to the Compensation Agreement with Joel N. Pitlor, dated October 14, 2011 (included as Exhibit 10.6 to the Form 8-K filed October 19, 2011 and incorporated herein by reference).

10.23	Endorsement to 10% Senior Secured Convertible Note by the Company, dated October 31, 2011, and accepted by Special Situations Private Equity Fund, L.P. (included as Exhibit 10.2 to the Form 8-K filed November 3, 2011 and incorporated herein by reference).

10.24	Endorsement to 10% Senior Secured Convertible Note by the Company, dated October 31, 2011, and accepted by Special Situations Fund III QP, L.P. (included as Exhibit 10.3 to the Form 8-K filed November 3, 2011 and incorporated herein by reference).

10.25	Endorsement to 10% Senior Secured Convertible Note by the Company, dated July 31, 2012, and accepted by Arnold Schumsky (included as Exhibit 10.27 to the Form 10-K filed October 15, 2012, and incorporated herein by reference.)

10.26	Endorsement to 10% Senior Secured Convertible Note by the Company, dated August 31, 2012, and accepted by Arnold Schumsky (included as Exhibit 10.28 to the Form 10-K filed October 15, 2012, and incorporated herein by reference.)

10.27	Notice of Repayment of 10% Senior Secured Convertible Note in Full by the Company, dated September 28, 2012, and accepted by Arnold Schumsky (included as Exhibit 10.29 to the Form 10-K filed October 15, 2012, and incorporated herein by reference.)

10.28	Purchase Agreement by and among the Company and each investor named therein, dated September 28, 2012 (included as Exhibit 10.1 to the Form 8-K filed October 2, 2012 and incorporated herein by reference).

10.29	Settlement Agreement by and among the Company, Special Situations Fund III QP, L.P. and Special Situations Private Equity Fund, L.P., dated February 12, 2013 (included as Exhibit 10.1 to the Form 8-K filed February 13, 2013 and incorporated herein by reference).

10.30	Settlement Agreement by and between the Company and Joel Pitlor, dated February 12, 2013 (included as Exhibit 10.2 to the Form 8-K filed February 13, 2013 and incorporated herein by reference).

10.31	Settlement Agreement by and between the Company and Arnold Schumsky, dated February 12, 2013 (included as Exhibit 10.3 to the Form 8-K filed February 13, 2013 and incorporated herein by reference).

10.32	Form of Purchase Agreement by and among the Company and investor (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 7, 2014 and incorporated herein by reference).

10.33	Form of Registration Rights Agreement by and among the Company and investor (included as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed July 7, 2014 and incorporated herein by reference).

14.1	Precision Optics Corporation, Inc. Corporate Code of Ethics and Conduct (included as Exhibit 14.1 to the Form 10-K filed September 28, 2008 and incorporated herein by reference).

21.1	Subsidiaries of the Registrant (included as Exhibit 21.1 to the Form 10-K filed September 26, 2008 and incorporated herein by reference).

23.1	Consent of Independent Registered Public Accounting Firm (filed herewith).

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

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

PRECISION OPTICS CORPORATION, INC.

Date: September 29, 2014	By:	/s/ Joseph N. Forkey
Joseph N. Forkey President and Chief Executive Officer
(Principal Executive Officer)

Date: September 29, 2014	By:	/s/ Jack P. Dreimiller
Jack P. Dreimiller Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Joseph N. Forkey Joseph N. Forkey	Chief Executive Officer, President, Treasurer and Director (Principal Executive Officer)	September 29, 2014

/s/ Jack P. Dreimiller Jack P. Dreimiller	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	September 29, 2014

/s/ Donald A. Major	Director	September 29, 2014
Donald A. Major
/s/ Peter H. Woodward	Director, Chairman	September 29, 2014
Peter H. Woodward
/s/ Richard B. Miles	Director	September 29, 2014
Richard B. Miles
/s/ Joel R. Pitlor	Director	September 29, 2014
Joel R. Pitlor
/s/Kenneth S. Schwartz	Director	September 29, 2014
Kenneth S. Schwartz

