Form 10-Q
period 2014-09-30
PRECISION OPTICS CORPORATION, INC.
filed 2014-11-13
CIK 867840

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

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

The number of shares outstanding of the issuer’s common stock, par value $0.01 per share, at October 30, 2014 was 6,262,584 shares.

PRECISION OPTICS CORPORATION, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30, 2014	June 30, 2014
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$527,491	$202,380
Accounts Receivable, net	680,301	531,049
Inventories, net	911,949	988,878
Prepaid Expenses	73,576	91,922
Total Current Assets	2,193,317	1,814,229
PROPERTY AND EQUIPMENT
Machinery and Equipment	2,400,445	2,368,709
Leasehold Improvements	553,596	553,596
Furniture and Fixtures	148,303	148,303
Vehicles	19,674	19,674
	3,122,018	3,090,282

Less: Accumulated Depreciation	(3,079,610)	(3,075,722)
Net Property and Equipment	42,408	14,560

Patents, net	8,523	7,672

TOTAL ASSETS	$2,244,248	$1,836,461
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts Payable	$547,886	$715,192
Customer Advances	420	26,200
Accrued Employee Compensation	251,545	200,207
Accrued Professional Services	17,755	60,250
Accrued Warranty Expense	25,000	25,000
Other Accrued Liabilities	8,810	69,028
Total Current Liabilities	851,416	1,095,877
STOCKHOLDERS’ EQUITY (DEFICIT)
Common Stock, $0.01 par value - Authorized - 50,000,000 shares; Issued and Outstanding – 6,262,584 shares at September 30, 2014 and 4,455,134 shares at June 30, 2014	62,626	44,551
Additional Paid-in Capital	43,077,362	42,146,750
Accumulated Deficit	(41,747,156)	(41,450,717)
Total Stockholders’ Equity (Deficit)	1,392,832	740,584

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$2,244,248	$1,836,461

The accompanying notes are an integral part of these consolidated interim financial statements.

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED

SEPTEMBER 30, 2014 AND 2013

(UNAUDITED)

	Three Months Ended September 30,
	2014	2013
Revenues	$830,714	$907,426

Cost of Goods Sold	718,576	647,192

Gross Profit	112,138	260,234

Research and Development Expenses, net	76,712	134,913

Selling, General and Administrative Expenses	347,147	336,042

Gain on Sale of Assets	(15,282)	–

Total Operating Expenses	408,577	470,955

Net Loss	$(296,439)	$(210,721)

Loss Per Share:
Basic	$(0.05)	$(0.05)
Diluted	$(0.05)	$(0.05)

Weighted Average Common Shares Outstanding:
Basic	6,069,131	4,455,134
Diluted	6,069,131	4,455,134

The accompanying notes are an integral part of these consolidated interim financial statements.

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED

SEPTEMBER 30, 2014 AND 2013

(UNAUDITED)

	Three Months Ended September 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(296,439)	$(210,721)
Adjustments to Reconcile Net Loss to Net Cash Used In Operating Activities -
Depreciation and Amortization	3,888	8,865
Gain on Sale of Assets	(15,282)	–
Stock-based Compensation Expense	27,000	33,609
Non-cash Consulting Expense	11,250	–
Changes in Operating Assets and Liabilities -
Accounts Receivable, net	(149,252)	(94,490)
Inventories	76,929	90,791
Prepaid Expenses	18,346	(24,858)
Accounts Payable	(244,207)	56,429
Customer Advances	(25,780)	(18,958)
Accrued Expenses	2,391	12,300
Net Cash Used In Operating Activities	(591,156)	(147,033)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additional Patent Costs	(851)	(8,524)
Purchases of Property and Equipment	(31,736)	–
Proceeds from Sale of Assets	15,282	–
Net Cash Used In Investing Activities	(17,305)	(8,524)

CASH FLOWS FROM FINANCING ACTIVITIES:
Gross Proceeds from July 2014 Private Placement of Common Stock	980,291	–
Private Placement Expenses Incurred and Paid as of September 30, 2014	(46,719)	–

Net Cash Provided by Financing Activities	933,572	–

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	325,111	(155,557)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	202,380	1,034,587

CASH AND CASH EQUIVALENTS, END OF PERIOD	$527,491	$879,030

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash Paid for Income Taxes	$912	$912
SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Issuance of 90,298 Shares of Common Stock to Consultants	$65,016	$–
Private Placement Expenses Incurred But Not Yet Paid as of September 30, 2014	$76,901	$–

The accompanying notes are an integral part of these consolidated interim financial statements.

PRECISION OPTICS CORPORATION, INC.

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Operations

The accompanying consolidated financial statements include the accounts of Precision Optics Corporation, Inc. and its wholly-owned subsidiaries (the “Company”). All significant intercompany accounts and transactions have been eliminated in consolidation.

These consolidated financial statements have been prepared by the Company, without audit, and reflect normal recurring adjustments which, in the opinion of management, are necessary for a fair statement of the results of the first quarter of the Company’s fiscal year 2015. These consolidated financial statements do not include all disclosures associated with annual consolidated financial statements and, accordingly, should be read in conjunction with footnotes contained in the Company’s consolidated financial statements for the year ended June 30, 2014 together with the Report of Independent Registered Public Accounting Firm filed under cover of the Company’s 2014 Annual Report on Form 10-K, filed with the Securities and Exchange Commission on September 29, 2014.

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

Income (Loss) Per Share

Basic income (loss) per share is computed by dividing net income or net loss by the weighted average number of shares of common stock outstanding during the period. Diluted income (loss) per share is computed by dividing net income or net loss by the weighted average number of shares of common stock outstanding during the period, plus the number of potentially dilutive securities outstanding during the period such as stock options and warrants. For the three months ended September 30, 2014 and 2013, the effect of such securities was antidilutive and not included in the diluted calculation because of the net loss generated in these periods.

The following is the calculation of loss per share for the three months ended September 30, 2014 and 2013:

	Three Months Ended September 30,
	2014	2013

Net Loss – Basic and Diluted	$(296,439)	$(210,721)

Basic and Diluted Weighted Average Shares Outstanding	6,069,131	4,455,134

Loss Per Share
Basic	$(0.05)	$(0.05)
Diluted	$(0.05)	$(0.05)

The number of shares issuable upon the exercise of outstanding stock options and warrants that were excluded from the computation as their effect was antidilutive was approximately 3,794,000 and 3,435,000 for the three months ended September 30, 2014 and 2013, respectively.

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

2.	INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out) or market and consisted of the following:

	September 30, 2014	June 30, 2014
Raw Materials	$367,615	$445,210
Work-In-Progress	383,232	385,601
Finished Goods	161,102	158,057
Total Inventories	$911,949	$988,878

3.	STOCK-BASED COMPENSATION

Stock-based compensation costs recognized during the quarters ended September 30, 2014 and 2013 amounted to $27,000 and $33,609, respectively, and the costs were included in the accompanying consolidated statements of operations in: selling, general and administrative expenses (2014 - $27,000; 2013 - $32,050), research and development expenses (2014 - $0; 2013 - $550) and cost of goods sold (2014 - $0; 2013 - $1,009). No stock-based compensation has been capitalized because such amounts would have been immaterial.

The following tables summarize stock option activity for the quarter ended September 30, 2014:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Life
Outstanding at July 1, 2014	409,087	$4.49	6.27 years
Grants	65,000	0.90
Outstanding at September 30, 2014	474,087	$3.93	6.54 years

Information related to the stock options outstanding as of September 30, 2014 is as follows:

Range of Exercise Prices	Number of Shares	Weighted-Average Remaining Contractual Life (years)	Weighted-Average Exercise Price	Exercisable Number of Shares	Exercisable Weighted-Average Exercise Price
$1.20	207,800	7.42	$1.20	207,800	$1.20
$0.90	65,000	9.78	0.90	30,000	0.90
$0.90	9,000	9.26	0.90	9,000	0.90
$0.85	9,000	8.26	0.85	9,000	0.85
$0.55	49,500	7.37	0.55	49,500	0.55
$0.27	40,000	6.79	0.27	40,000	0.27
$1.35	1,200	5.15	1.35	1,200	1.35
$1.25	1,200	4.16	1.25	1,200	1.25
$6.25	1,600	2.16	6.25	1,600	6.25
$7.75	1,200	3.16	7.75	1,200	7.75
$11.50	800	1.16	11.50	800	11.50
$13.75	50,427	1.61	13.75	50,427	13.75
$20.75	37,360	0.71	20.75	37,360	20.75
$0.27–$20.75	474,087	6.54	$3.93	439,087	$6.21

The aggregate intrinsic value of the Company’s “in-the-money” outstanding and exercisable options as of September 30, 2014 was $29,100.

4.	SALE OF STOCK

On July 1 through July 7, 2014, the Company closed on agreements with institutional and accredited investors (the “Investors”) for the sale and purchase of 1,717,152 shares of the Company’s common stock, $0.01 par value at a purchase price of $0.60 per share (the “Shares”). The Company received $1,030,291 in gross proceeds from the offering. The Company is using the net proceeds from this placement for general working capital purposes. Of this amount, $50,000 was received in June 2014 and the remainder was received in July 2014.

In conjunction with the placement, the Company also entered into a registration rights agreement with the Investors, whereby the Company was obligated to file a registration statement with the Securities Exchange Commission on or before forty-five calendar days after July 1, 2014 to register the resale by the Investors of the 1,717,152 shares of the common stock purchased in the placement. Subsequent to the execution of the agreement, the parties agreed to extend the time period by which the Company was obligated to file a registration statement with the Securities Exchange Commission. The registration statement was filed with the Securities Exchange Commission on October 9, 2014, in accordance with the extended timetable, and became effective on October 30, 2014.

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

In July 2014, the Company issued 78,000 restricted shares of our common stock, with a fair value of $56,160 to Mr. Jeff DiRubio, and issued 12,298 restricted shares of our common stock with a fair value of $8,854 to Mr. Kevin Dahill as compensation for services rendered to the Company. These amounts were accrued in the June 30, 2014 consolidated financial statements.

5.	SALE OF ASSETS

During the quarter ended September 30, 2014, the Company sold equipment that was previously written off for proceeds totaling $15,282, and recorded a gain of $15,282, which is included within operating expenses in the accompanying consolidated statements of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and notes to those statements included elsewhere in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 and with our audited consolidated financial statements for the year ended June 30, 2014 included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on September 29, 2014.

This Quarterly Report on Form 10-Q contains forward-looking statements. When used in this report, the words “expects,” “anticipates,” “suggests,” “believes,” “intends,” “estimates,” “plans,” “projects,” “continue,” “ongoing,” “potential,” “expect,” “predict,” “believe,” “intend,” “may,” “will,” “should,” “could,” “would” and similar expressions are intended to identify forward-looking statements. You should not place undue reliance on these forward-looking statements.  Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including the risks described in this report, the risks described in our Annual Report on Form 10-K for the year ended June 30, 2014 and other reports we file with the Securities and Exchange Commission. Although we believe the expectations reflected in the forward-looking statements are reasonable, they relate only to events as of the date on which the statements are made.  We do not intend to update any of the forward-looking statements after the date of this report to conform these statements to actual results or to changes in our expectations, except as required by law.

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

There have been no significant changes in our critical accounting policies as disclosed in the Notes to our Financial Statements contained in our Annual Report on Form 10-K for the year ended June 30, 2014 filed with the Securities and Exchange Commission on September 29, 2014.

Results of Operations

Our total revenues for the quarter ended September 30, 2014, the first quarter of our fiscal year 2015, were $830,714, as compared to $907,426 for the same period in the prior year, a decrease of $76,712, or 8.5%. The decrease in revenues in the current quarter compared to last year was primarily due to lower unit volume sales of endocouplers and the advanced surgical visualization system used in spinal surgery, partially offset by higher sales of rigid endoscopes and initial shipments of new ultra small fiberscopes and the recently introduced 3D surgical microscope adapter.

Revenues from our largest customers, as a percentage of our total revenues, for the quarters ended September 30, 2014 and 2013, were as follows:

	Three Months Ended September 30,
	2014	2013
Customer A	25%	17%
Customer B	12	–
Customer C	10	12
Customer D	7	15
Customer E	–	28
All Others	46	28
	100%	100%

No other customer accounted for more than 10% of our revenues during those quarters.

Gross profit for the quarter ended September 30, 2014 was $112,138, as compared to $260,234 for the same period in the prior year, which reflects a decrease of $148,096. Gross profit for the quarter ended September 30, 2014 as a percentage of our revenues was 13.5%, a decrease from the gross profit percentage of 28.7% for the same period in the prior year. The decrease in our gross profit percentage was due primarily to lower overall unit sales volume compared to the same period in the prior year, and the incurrence of certain start-up costs and inefficiencies related to the production of several products during the quarter ended September 30, 2014. Our quarterly gross profit and gross profit percentage depend on a number of factors, including overall sales volume and mix of products sold, including the costs of initial production in connection with new products, among others, and therefore may vary from quarter to quarter.

Research and development expenses were $76,712 for the quarter ended September 30, 2014, as compared to $134,913 for the same period in the prior year, which reflects a decrease of $58,201, or 43.1%. The decrease in research and development expenses for the quarter ended September 30, 2014, as compared to same period in the prior year, was primarily due to lower labor and materials costs incurred on product development activities and higher customer reimbursements of related costs. Quarterly research and development expenses depend on our assessment of new product opportunities and available resources. Research and development expenses were net of reimbursement of related costs of $18,612 and $10,200 during the quarters ended September 30, 2014 and 2013, respectively.

Selling, general and administrative expenses were $347,147 for the quarter ended September 30, 2014, as compared to $336,042 for the same period in the prior year, which reflects an increase of $11,105, or 3.3%. The increase in selling, general and administrative expenses for the quarter ended September 30, 2014, as compared to the same period in the prior year, was primarily due to higher consulting and selling expenses.

No income tax provision was recorded in the first quarter of fiscal year 2015 or 2014 because of the losses generated in those periods.

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

During the quarter ended September 30, 2014, we incurred a net loss of $296,439 and used cash in operating activities of $591,156. As of September 30, 2014, cash and cash equivalents were $527,491, accounts receivable were $680,301, and current liabilities were $851,416. We incurred a net loss of $210,721 during the quarter ended September 30, 2013 and used cash in operating activities of $147,0333. As of June 30, 2014, cash and cash equivalents were $202,380, accounts receivable were $531,049, and current liabilities were $1,095,877.

On July 1 through July 7, 2014, we closed agreements with institutional and accredited investors for the sale and purchase of 1,717,152 shares of the Company’s common stock at a purchase price of $0.60 per share. We received $1,030,291 in gross proceeds from the offering. We are using the net proceeds from this placement for general working capital purposes. Of this amount, $50,000 was received in June 2014 and the remainder was received in July 2014.

Capital equipment expenditures during the quarter ended September 30, 2014 and 2013 were $31,736and $0, respectively. Future capital equipment expenditures will be dependent upon future sales and success of on-going research and development efforts.

Contractual cash commitments for the fiscal years subsequent to September 30, 2014 are summarized as follows:

	2015	2016	Thereafter	Total
Operating Leases	$24,915	$776	$776	$26,467

We have contractual cash commitments related to open purchase orders as of September 30, 2014 of approximately $298,000.

Trends and Uncertainties That May Affect Future Results

We are excited about the continued development, commercialization, and market acceptance of our new products and technical innovations based upon our unique proprietary technology. For the year ended June 30, 2014, approximately 75% of our sales were made to our top six customers. Of these, two are large, international, medical device companies who have been our customers for many years. Both of these customers continue to purchase products that we developed over five years ago, and both now purchase new products that were developed and launched into production by us more recently. The other four top customers purchase products that we developed in the last couple years, and which rely heavily on our unique, proprietary Microprecision™ lens technology and optical visualization system expertise.

In April 2012, we accepted an order from one of these customers to purchase endoscopes for a total purchase amount of $1,032,000. We have now completed pre-production activities and recently began production shipments against this order, which relies heavily on our proprietary Microprecision™ technology. During the last year, we have supplied engineering and manufacturing services to another of these new customers, who is developing next generation otoscope devices used for the treatment of ears. We have delivered pre-production otoscopes, which have performed well during testing by our customer. We continue to sell engineering and manufacturing services to this customer and expect to ultimately manufacture this product when it is released to production in the next 9 to 12 months. Also during the last year, we provided two of our largest customers with new optical lenses and prisms with small sizes, enabled by our proprietary Microprecision™ technology.

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

During fiscal year 2014, we began work with two additional customers and continued work with an existing customer to provide design and engineering services for devices that are enabled by our Microprecision™ lenses and proprietary technology for the design and manufacture of small cameras for use in medical applications. For one of these projects, we have begun high volume production. The other two are expected to begin production in the next 12 months.

We have also focused recent operational efforts on sales and marketing activities intended to broaden awareness of the benefits of our new technology platforms, which we believe are ready for general application to medical device projects requiring surgery-grade visualization from sub-millimeter sized devices and handheld 3D endoscopy. We continue to attend trade shows to announce our new technology, most recently at the Medical Design & Manufacturing East show in New York City in June 2014. During fiscal year 2014, we advertised, for the first time, through a business-to-business e-commerce platform. Photonics Online, www.photonicsonline.com , has a target audience of optical engineering design and manufacturing professionals and has over 34,000 subscribers to their monthly email newsletter. Because of the increased awareness of our new technology generated by our presence at trade shows, advertising on Photonics Online and direct email messages to our own customer database that we have built over the last 30 years, we have more than doubled the rate that we received requests for quotes during fiscal year 2014. We are continuing to build on recent successes in this area by continuing the activities summarized above while adding additional advertising through a second business-to-business e-commerce platform, Med Device Online, www.meddeviceonline.com, which targets technical professionals working in the medical device industry. We do not intend for the information on this website to be incorporated into this report.

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

Item 4. Controls and Procedures.

Management’s Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and our Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures, including internal control over financial reporting, were not effective, as of September 30, 2014, to ensure the information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended (i) is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are intended to be designed to provide reasonable assurance that such information is accumulated and communicated to our management. Based on this evaluation, our management concluded that our internal control over financial reporting was not effective as of September 30, 2014.

The following is a description of two material weaknesses in our internal control over financial reporting:

Segregation of Duties: As previously disclosed in our Annual Reports on Form 10-K for the fiscal years ended June 30, 2008-2014, our management identified a control deficiency during the 2008 fiscal year because we lacked sufficient staff to segregate accounting duties. We believe the control deficiency resulted primarily because we have the equivalent of one and one-half persons performing all accounting-related on-site duties. As a result, we did not maintain adequate segregation of duties within our critical financial reporting applications, the related modules and financial reporting processes. This control deficiency could result in a misstatement of balance sheet and income statement accounts in our interim or annual consolidated financial statements that would not be detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

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

We believe that the step outlined above strengthens our internal control over financial reporting and mitigates the material weakness described above. As part of our assessment of internal control over financial reporting for the fiscal year ended June 30, 2014, our management has evaluated this additional control and has determined that it is operating effectively.

Inventory Valuation: As previously disclosed in our Annual Reports on Form 10-K for the fiscal years ended June 30, 2009-2014, we reported a material weakness with respect to the valuation of our inventories. Specifically, the amounts used to value our inventory at June 30, 2009 with respect to overhead rates and purchased items were often inconsistent with the supporting documentation, due to year-to-year changes in overhead rates and costs of purchased items that were not properly reflected in inventory valuation. Accordingly, management had determined that this control deficiency constituted a material weakness as of June 30, 2009. One audit adjustment of approximately $58,000 to our audited financial statements as of June 30, 2011 was necessary as a result of this condition.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the first quarter of our fiscal year covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

To address and remediate the material weakness in internal control over financial reporting described above, beginning in the quarter ended September 30, 2009 and continuing through the quarter ended September 30, 2014, we implemented processes to improve our inventory controls and documentation surrounding inventory valuation for overhead rates, and performed procedures to ensure that the pricing of inventory items was consistent with the supporting documentation. We believe that the step outlined above strengthens our internal control over financial reporting and mitigates the material weakness described above.

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

Item 1A. Risk Factors.

There have been no material changes from the risk factors previously disclosed in our annual report on Form 10-K for the fiscal year ended June 30, 2014, as filed with the Securities and Exchange Commission on September 29, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In July 2014, we issued a total of 90,298 unregistered shares of our common stock to two consultants as consideration for consulting services, and such shares were valued at $65,016.

Item 3. Defaults Upon Senior Securities.

As of September 30, 2014, we are not in default with respect to any indebtedness.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit	Description

2.1	Asset Purchase Agreement between the Company and Optometrics Corporation, dated January 18, 2008 (included as Exhibit 2.1 to the Form 8-K filed January 25, 2008 and incorporated herein by reference).

3.1	Articles of Organization of Precision Optics Corporation, Inc., as amended (included as Exhibit 3.1 to the Form SB-2 filed March 16, 2007 and incorporated herein by reference).

3.2	Bylaws of Precision Optics Corporation, Inc. (included as Exhibit 3.2 to the Form S-1 filed December 18, 2008 and incorporated herein by reference).

3.3	Articles of Amendment to the Articles of Organization of Precision Optics Corporation, Inc., dated November 25, 2008 and effective December 11, 2008 (included as Exhibit 3.1 to the Form 8-K filed December 11, 2008 and incorporated herein by reference).

4.1	Registration Rights Agreement by and among the Company and each investor named therein, dated February 1, 2007 (included as Exhibit 4.1 to the Form 8-K filed February 2, 2007 and incorporated herein by reference).

4.2	Form of Warrant to Purchase Shares of Common Stock (included as Exhibit 4.2 to the Form 8-K filed February 2, 2007 and incorporated herein by reference).

4.3	Registration Rights Agreement by and among the Company and each investor named therein, dated June 25, 2008 (included as Exhibit 4.1 to the Form 8-K filed June 27, 2008 and incorporated herein by reference).

4.4	Form of Warrant to Purchase Shares of Common Stock, dated June 25, 2008 (included as Exhibit 4.2 to the Form 8-K filed June 27, 2008 and incorporated herein by reference).

4.5	Form of 10% Senior Secured Convertible Note, dated June 25, 2008 (included as Exhibit 4.3 to the Form 8-K filed June 27, 2008 and incorporated herein by reference).

4.6	Form of Warrant to Purchase Shares of Common Stock, dated September 28, 2012 (included as Exhibit 4.1 to the Form 8-K filed October 2, 2012 and incorporated herein by reference).

4.7	Registration Rights Agreement by and among the Company and each investor named therein, dated September 28, 2012 (included as Exhibit 4.2 to the Form 8-K filed October 2, 2012 and incorporated herein by reference).

4.8	Warrant to Purchase Shares of Common Stock issued to Loewen, Ondaatje, McCutcheon USA LTD, dated September 28, 2012 (included as Exhibit 4.3 to the Form 8-K filed October 2, 2012 and incorporated herein by reference).

4.9	Form of Warrant to Purchase Shares of Common Stock (Special Situations Settlement), dated February 12, 2013 (included as Exhibit 4.1 to the Form 8-K filed February 13, 2013 and incorporated herein by reference).

4.10	Registration Rights Agreement by and among the Company, Special Situations Fund III QP, L.P. and Special Situations Private Equity Fund, L.P., dated February 12, 2013 (included as Exhibit 4.2 to the Form 8-K filed February 13, 2013 and incorporated herein by reference).

4.11	Form of Warrant to Purchase Shares of Common Stock (Pitlor and Schumsky Settlement), dated February 12, 2013 (included as Exhibit 4.3 to the Form 8-K filed February 13, 2013 and incorporated herein by reference).

10.1	Precision Optics Corporation, Inc. 1997 Incentive Plan, as amended and restated (included as Exhibit 10.1 to the Form 10-QSB filed November 13, 2003 and incorporated herein by reference).

10.2	Precision Optics Corporation, Inc. 2006 Equity Incentive Plan (included as Exhibit 99.1 to the Form 8-K filed December 4, 2006 and incorporated herein by reference).

10.3	Form of Nonstatutory Stock Option Certificate (included as Exhibit 10.2 to the Form 10-QSB filed February 14, 2007 and incorporated herein by reference).

10.4	Consulting Agreement between the Company and Jack P. Dreimiller, dated August 15, 2008 (included as Exhibit 10.1 to the Form 8-K filed August 18, 2008 and incorporated herein by reference).

10.5	Compensation Agreement with Richard E. Forkey, dated December 3, 2010 (included as Exhibit 10.11 to the Form 8-K filed December 6, 2010 and incorporated herein by reference).

10.6	Compensation Agreement with Joseph N. Forkey, dated December 3, 2010 (included as Exhibit 10.12 to the Form 8-K filed December 6, 2010 and incorporated herein by reference).

10.7	Compensation Agreement with Joel R. Pitlor, dated December 3, 2010 (included as Exhibit 10.13 to the Form 8-K filed December 6, 2010 and incorporated herein by reference).

10.8	Asset Purchase Agreement between the Company and Intuitive Surgical Operations, Inc., dated July 27, 2011 (included as Exhibit 10.1 to the Form 8-K filed August 3, 2011 and incorporated herein by reference).

10.9	Precision Optics Corporation, Inc. 2011 Equity Incentive Plan, dated October 13, 2011 (included as Exhibit 10.2 to Form S-8 filed October 14, 2011, and incorporated herein by reference.)

10.10	Precision Optics Corporation, Inc. 2011 Deferred Compensation Plan, dated October 13, 2011 (included as Exhibit 10.3 to Form S-8 filed October 14, 2011, and incorporated herein by reference.)

10.11	Side Letter Agreement to the Compensation Agreement with Richard E. Forkey, dated October 14, 2011 (included as Exhibit 10.4 to the Form 8-K filed October 19, 2011 and incorporated herein by reference).

10.12	Side Letter Agreement to the Compensation Agreement with Joseph N. Forkey, dated October 14, 2011 (included as Exhibit 10.5 to the Form 8-K filed October 19, 2011 and incorporated herein by reference).

10.13	Side Letter Agreement to the Compensation Agreement with Joel N. Pitlor, dated October 14, 2011 (included as Exhibit 10.6 to the Form 8-K filed October 19, 2011 and incorporated herein by reference).

10.14	Purchase Agreement by and among the Company and each investor named therein, dated September 28, 2012 (included as Exhibit 10.1 to the Form 8-K filed October 2, 2012 and incorporated herein by reference).

10.15	Settlement Agreement by and among the Company, Special Situations Fund III QP, L.P. and Special Situations Private Equity Fund, L.P., dated February 12, 2013 (included as Exhibit 10.1 to the Form 8-K filed February 13, 2013 and incorporated herein by reference).

10.16	Settlement Agreement by and between the Company and Joel Pitlor, dated February 12, 2013 (included as Exhibit 10.2 to the Form 8-K filed February 13, 2013 and incorporated herein by reference).

10.17	Settlement Agreement by and between the Company and Arnold Schumsky, dated February 12, 2013 (included as Exhibit 10.3 to the Form 8-K filed February 13, 2013 and incorporated herein by reference).

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101.INS*	XBRL Instance Document (filed herewith).
101.SCH*	XBRL Taxonomy Extension Schema (filed herewith).
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase (filed herewith).
101.DEF*	XBRL Taxonomy Extension Definition Linkbase (filed herewith).
101.LAB*	XBRL Taxonomy Extension Label Linkbase (filed herewith).
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase (filed herewith).

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a report for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRECISION OPTICS CORPORATION, INC.

Date: November 13, 2014	By:	/s/ Joseph N. Forkey
Joseph N. Forkey
Chief Executive Officer (Principal Executive Officer)

Date: November 13, 2014	By:	/s/ Jack P. Dreimiller
Jack P. Dreimiller
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

