Form 10-Q
period 2014-12-31
PRECISION OPTICS CORPORATION, INC.
filed 2015-02-17
CIK 867840

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2014

or

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

The number of shares outstanding of the issuer’s common stock, par value $0.01 per share, at February 13, 2015 was 6,344,806 shares.

PRECISION OPTICS CORPORATION, INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	December 31, 2014	June 30, 2014
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$385,167	$202,380
Accounts Receivable, net	687,443	531,049
Inventories, net	1,221,748	988,878
Prepaid Expenses	109,508	91,922
Total Current Assets	2,403,866	1,814,229
PROPERTY AND EQUIPMENT
Machinery and Equipment	2,426,380	2,368,709
Leasehold Improvements	553,596	553,596
Furniture and Fixtures	148,303	148,303
Vehicles	19,674	19,674
	3,147,953	3,090,282

Less: Accumulated Depreciation	(3,084,610)	(3,075,722)
Net Property and Equipment	63,343	14,560

Patents, net	16,942	7,672

TOTAL ASSETS	$2,484,151	$1,836,461
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts Payable	$988,868	$715,192
Customer Advances	100,000	26,200
Accrued Employee Compensation	238,442	200,207
Accrued Professional Services	33,610	60,250
Accrued Warranty Expense	25,000	25,000
Other Accrued Liabilities	17,390	69,028
Total Current Liabilities	1,403,310	1,095,877
STOCKHOLDERS’ EQUITY (DEFICIT)
Common Stock, $0.01 par value - Authorized - 50,000,000 shares; Issued and Outstanding – 6,262,584 shares at December 31, 2014 and 4,455,134 shares at June 30, 2014	62,626	44,551
Additional Paid-in Capital	43,086,594	42,146,750
Accumulated Deficit	(42,068,379)	(41,450,717)
Total Stockholders’ Equity (Deficit)	1,080,841	740,584

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$2,484,151	$1,836,461

The accompanying notes are an integral part of these consolidated interim financial statements.

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED

DECEMBER 31, 2014 AND 2013

(UNAUDITED)

	Three Months Ended December 31,		Six Months Ended December 31,
	2014	2013	2014	2013
Revenues	$976,548	$1,007,717	$1,807,262	$1,915,143

Cost of Goods Sold	814,036	802,301	1,532,612	1,449,493
Gross Profit	162,512	205,416	274,650	465,650

Research and Development Expenses, net	138,893	92,142	215,605	227,055

Selling, General and Administrative Expenses	346,770	366,874	693,917	702,916

Gain on Sale of Assets	(1,928)	(1,147)	(17,210)	(1,147)
Total Operating Expenses	483,735	457,869	892,312	928,824

Net Loss	(321,223)	(252,453)	(617,662)	(463,174)

Loss Per Share:
Basic	$(0.05)	$(0.06)	$(0.10)	$(0.10)
Diluted	$(0.05)	$(0.06)	$(0.10)	$(0.10)

Weighted Average Common Shares Outstanding:
Basic	6,262,584	4,455,134	6,195,793	4,455,134
Diluted	6,262,584	4,455,134	6,195,793	4,455,134

The accompanying notes are an integral part of these consolidated interim financial statements.

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED

DECEMBER 31, 2014 AND 2013

(UNAUDITED)

	Six Months Ended December 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(617,662)	$(463,174)
Adjustments to Reconcile Net Loss to Net Cash Used In Operating Activities -
Depreciation and Amortization	8,888	13,375
Gain on Sale of Assets	(17,210)	(1,147)
Stock-based Compensation Expense	40,125	67,216
Non-cash Consulting Expense	18,000	–
Changes in Operating Assets and Liabilities -
Accounts Receivable, net	(156,394)	(240,051)
Inventories	(232,870)	124,722
Prepaid Expenses	(17,586)	(14,749)
Accounts Payable	233,736	100,860
Customer Advances	73,800	(30,979)
Accrued Expenses	6,972	(5,695)
Net Cash Used In Operating Activities	(660,201)	(449,622)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additional Patent Costs	(9,270)	(8,524)
Purchases of Property and Equipment	(57,671)	–
Proceeds from Sale of Assets	17,210	1,147
Net Cash Used In Investing Activities	(49,731)	(7,377)

CASH FLOWS FROM FINANCING ACTIVITIES:
Gross Proceeds from July 2014 Private Placement of Common Stock	980,291	–
Private Placement Expenses Incurred and Paid as of December 31, 2014	(87,572)	–

Net Cash Provided by Financing Activities	892,719	–

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	182,787	(456,999)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	202,380	1,034,587

CASH AND CASH EQUIVALENTS, END OF PERIOD	$385,167	$577,588

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash Paid for Income Taxes	$912	$912
SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Issuance of 90,298 Shares of Common Stock to Consultants	$65,015	$–
Private Placement Expenses Incurred But Not Yet Paid as of December 31, 2014	$39,940	$–

The accompanying notes are an integral part of these consolidated interim financial statements.

PRECISION OPTICS CORPORATION, INC.

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Operations

The accompanying consolidated financial statements include the accounts of Precision Optics Corporation, Inc. and its wholly-owned subsidiaries (the “Company”). All significant intercompany accounts and transactions have been eliminated in consolidation.

These consolidated financial statements have been prepared by the Company, without audit, and reflect normal recurring adjustments which, in the opinion of management, are necessary for a fair statement of the results of the second quarter and six months of the Company’s fiscal year 2015. These consolidated financial statements do not include all disclosures associated with annual consolidated financial statements and, accordingly, should be read in conjunction with footnotes contained in the Company’s consolidated financial statements for the year ended June 30, 2014 together with the Report of Independent Registered Public Accounting Firm filed under cover of the Company’s 2014 Annual Report on Form 10-K, filed with the Securities and Exchange Commission on September 29, 2014.

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

Income (Loss) Per Share

Basic income (loss) per share is computed by dividing net income or net loss by the weighted average number of shares of common stock outstanding during the period. Diluted income (loss) per share is computed by dividing net income or net loss by the weighted average number of shares of common stock outstanding during the period, plus the number of potentially dilutive securities outstanding during the period such as stock options and warrants. For the three and six months ended December 31, 2014 and 2013, the effect of such securities was antidilutive and not included in the diluted calculation because of the net loss generated in these periods.

The following is the calculation of income (loss) per share for the three and six months ended December 31, 2014 and 2013:

	Three Months Ended December 31		Six Months Ended December 31
	2014	2013	2014	2013

Net Income Loss – Basic and Diluted	$(321,223)	$(252,453)	$(617,662)	$(463,174)

Basic Weighted Average Shares Outstanding	6,262,584	4,455,134	6,195,793	4,455,134
Potentially Dilutive Securities	–	–	–	–
Diluted Weighted Average Shares Outstanding	6,262,584	4,455,134	6,195,793	4,455,134

Loss Per Share
Basic	$(0.05)	$(0.06)	$(0.10)	$(0.10)
Diluted	$(0.05)	$(0.06)	$(0.10)	$(0.10)

The number of shares issuable upon the exercise of outstanding stock options and warrants that were excluded from the computation as their effect was antidilutive was approximately 3,794,000 and 3,382,000 for the three months ended December 31, 2014 and 2013, respectively, and approximately 3,794,000 and 3,382,000 for the six months ended December 31, 2014 and 2013, respectively.

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

2.	INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out) or market and consisted of the following:

	December 31, 2014	June 30, 2014
Raw Materials	$592,068	$445,210
Work-In-Progress	425,292	385,601
Finished Goods	204,388	158,067
Total Inventories	$1,221,748	$988,878

3.	STOCK-BASED COMPENSATION

Stock-based compensation costs recognized during the quarters ended December 31, 2014 and 2013 amounted to $13,125 and $33,608, respectively, and the costs were included in the accompanying consolidated statements of operations in: selling, general and administrative expenses (2014 - $0; 2013 - $32,050), research and development expenses (2014 - $13,125, 2013 - $550) and cost of goods sold (2014 - $0; 2013 - $1,008). Stock-based compensation costs recognized during  the six month periods ended December 31, 2014 and 2013 amounted to $40,125 and $67,216, respectively, and were included in the accompanying consolidated statements of operations in: selling, general and administrative expenses (2014 - $27,000; 2013 - $64,100), research and development expenses (2014 - $13,125, 2013 - $1,100) and cost of goods sold (2014 - $0, 2013 - $2,016). No compensation has been capitalized because such amounts would have been immaterial.

The following tables summarize stock option activity for the six months ended December 31, 2014:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Life
Outstanding at July 1, 2014	409,087	$4.49	6.27 years
Grants	65,000	0.90
Outstanding at December 31, 2014	474,087	$3.93	6.29 years

Information related to the stock options outstanding as of December 31, 2014 is as follows:

Range of Exercise Prices	Number of Shares	Weighted-Average Remaining Contractual Life (years)	Weighted-Average Exercise Price	Exercisable Number of Shares	Exercisable Weighted-Average Exercise Price
$1.20	207,800	7.17	$1.20	207,800	$1.20
$0.90	65,000	9.53	0.90	41,667	0.90
$0.90	9,000	9.01	0.90	9,000	0.90
$0.85	9,000	8.01	0.85	9,000	0.85
$0.55	49,500	7.12	0.55	49,500	0.55
$0.27	40,000	6.54	0.27	40,000	0.27
$1.35	1,200	4.90	1.35	1,200	1.35
$1.25	1,200	3.91	1.25	1,200	1.25
$6.25	1,600	2.91	6.25	1,600	6.25
$7.75	1,200	2.91	7.75	1,200	7.75
$11.50	800	0.91	11.50	800	11.50
$13.75	50,427	1.36	13.75	50,427	13.75
$20.75	37,360	0.46	20.75	37,360	20.75
$0.27–$20.75	474,087	6.29	$3.93	450,754	$6.21

The aggregate intrinsic value of the Company’s “in-the-money” outstanding and exercisable options as of December 31, 2014 was $15,675.

On January 12, 2015, the Company issued 30,000 restricted shares of our common stock to Mr. Jeff DiRubio as compensation for services rendered to the Company.

On January 12, 2015, the Company issued 22,222 restricted shares of our common stock to Mr. Michael Marrus as compensation for services rendered to the Company.

On January 12, 2015, the Company issued 30,000 restricted shares of our common stock to Mr. Teddy Wood to settle a cash bonus in the amount of $30,000 earned by Mr. Wood as compensation for services rendered to the Company.

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

In conjunction with the offering, certain anti-dilution provisions of the warrants issued in conjunction with the Company’s June 25, 2008 and September 28, 2012 financing transactions were triggered. As a result, the number of existing June 25, 2008 warrants increased from 469,831 to 538,253 and the related exercise price of the warrants decreased from $1.18 per share to $1.03 per share. Also, as a result of the offering, the number of existing September 28, 2012 warrants increased from 1,944,475 to 2,189,724 and 194,446 to 217,322, respectively, and the related exercise price decreased from $1.25 to $1.11 and from $0.95 to $0.85, respectively.

In July 2014, the Company issued 78,000 restricted shares of common stock, with a fair value of $56,160 to Mr. Jeff DiRubio, and 12,298 restricted shares of common stock with a fair market value of $8,855 to Mr. Kevin Dahill as compensation for services rendered to the Company. These amounts were accrued in the June 30, 2014 consolidated financial statements.

5.	SALE OF ASSETS

During the six months ended December 31, 2014, the Company sold equipment that was previously written off for proceeds totaling $17,210, and recorded a gain of $17,210, which is included within operating expenses in the accompanying consolidated statements of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and notes to those statements included elsewhere in this Quarterly Report on Form 10-Q for the quarter and six months ended December 31, 2014 and with our audited consolidated financial statements for the year ended June 30, 2014 included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on September 29, 2014.

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

We believe that our future success depends to a large degree on our ability to develop new optical products and services to enhance the performance characteristics and methods of manufacture of existing products. Accordingly, we expect to continue to seek and obtain product-related design and development contracts with customers and to selectively invest our own funds on research and development, particularly in the areas of Microprecision™ optics, micro medical cameras and 3D endoscopes.

For the year ended June 30, 2014, approximately 75% of our sales were made to our top six customers. Of these, two are large, international, medical device companies who have been our customers for many years. Both of these customers continue to purchase products that we developed over five years ago, and both now purchase new products that were developed and launched into production by us more recently. The other four top customers purchase products that we developed in recent years, and which rely heavily on our unique, proprietary Microprecision™ lens technology and optical visualization system expertise.

We have also focused recent operational efforts on sales and marketing activities intended to broaden awareness of the benefits of our new technology platforms, which we believe are ready for general application to medical device projects requiring surgery-grade visualization from sub-millimeter sized devices and handheld 3D endoscopy. We continue to attend trade shows to announce our new technology, most recently at the Medical Design & Manufacturing East show in New York City in June 2014, and the Photonics West show in San Francisco and the Medical Design and Manufacturing West in Anaheim from February 10, to February 12, 2015. During fiscal year 2014, we advertised, for the first time, through a business-to-business e-commerce platform. Photonics Online, www.photonicsonline.com, has a target audience of optical engineering design and manufacturing professionals and has over 34,000 subscribers to their monthly email newsletter. Because of the increased awareness of our new technology generated by our presence at trade shows, advertising on Photonics Online and direct email messages to our own customer database that we have built over the last 30 years, we have more than doubled the rate that we received requests for quotes during fiscal year 2014. We are continuing to build on recent successes in this area by continuing the activities summarized above while adding additional advertising through a second business-to-business e-commerce platform, Med Device Online, www.meddeviceonline.com, which targets technical professionals working in the medical device industry. We do not intend for the information on this website to be incorporated into this report.

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

Results of Operations

Our total revenues for the quarter ended December 31, 2014, the second quarter of our fiscal year 2015, were $976,548, as compared to $1,007,717 for the same period in the prior year, a decrease of $31,169, or 3.1%. The decrease in revenues for the quarter ended December 31, 2014 was primarily due to lower unit volume sales of the advanced surgical visualization system used in spinal surgery and the 120 degree fiberscope, partially offset by higher unit volume sales of new ultra small fiberscopes. Our total revenues for the six months ended December 31, 2014 were $1,807,262, as compared to $1,915,143 for the same period in the prior year, a decrease of $107,881, or 5.6%. The decrease in revenues for the six month period was primarily due to lower unit volume sales of the advanced surgical visualization system used in spinal surgery and the 120 degree fiberscope, partially offset by higher unit volume sales of new ultra small fiberscopes.

Revenues from our largest customers, as a percentage of our total revenues, for the six months ended December 31, 2014 and 2013, were as follows:

	Six Months Ended December 31,
	2014	2013
Customer A	25%	20%
Customer B	14	–
Customer C	10	18
Customer D	2	20
All Others	49	42
	100%	100%

No other customer accounted for more than 10% of our revenues during those quarters.

Gross profit for the quarter ended December 31, 2014 was $162,512, as compared to $205,416 for the same period in the prior year, which reflects a decrease of $42,904. Gross profit for the quarter ended December 31, 2014 as a percentage of our revenues was 16.6%, a decrease from the gross profit percentage of 20.4% for the same period in the prior year. Gross profit for the six months ended December 31, 2014 was $274,650, as compared to $465,650 for the same period in the prior year, which reflects a decrease of $191,000. Gross profit for the six months ended December 31, 2014 as a percentage of our revenues was 15.2%, a decrease from the gross profit percentage of 24.3% for the same period in the prior year. The decrease in our gross profit percentage was primarily due to lower unit sales volume, less favorable product mix and certain manufacturing startup expenses related to the introduction of new products in the quarter and six months ended December 31, 2014 compared to the same periods in the prior year. Our quarterly gross profit and gross profit percentage depend on a number of factors, including overall sales volume and mix of products sold, including the costs of initial production in connection with new products, among others, and therefore vary from quarter to quarter.

Research and development expenses were $138,893 for the quarter ended December 31, 2014, compared to $92,142 for the same period in the prior year, an increase of $46,751, or 50.7%. The increase in the quarter ended December 31, 2014 compared to same period in the prior year was primarily due to higher labor and materials costs incurred on product development activities, and lower reimbursements received from customers for research and development activities. Quarterly research and development expenses depend on our assessment of new product opportunities and available resources. Research and development expenses were net of reimbursement of related costs of $4,792 and $6,156 during the quarters ended December 31, 2014 and 2013, respectively. Research and development expenses were $215,605 for the six months ended December 31, 2014, compared to $227,055 for the same period in the prior year, a decrease of $11,450, or 5.0%. The decrease in the six month period ended December 31, 2014 compared to the same period in the prior year was primarily due to lower labor and materials costs incurred on product development activities, and by higher reimbursements received from customers for such activities. Research and development expenses were net of reimbursement of related costs of $23,404 and $16,356 during the six months ended December 31, 2014 and 2013, respectively.

Selling, general and administrative expenses were $346,770 for the quarter ended December 31, 2014, compared to $366,874 for the same period in the prior year, a decrease of $20,104, or 5.5%. The decrease in the quarter ended December 31, 2014 compared to the same period in the prior year was primarily due to lower stock-based compensation expenses. Selling, general and administrative expenses were $693,917 for the six months ended December 31, 2014, compared to $702,916 for the same period in the prior year, a decrease of $8,999, or 1.3%. The decrease in the six month period ended December 31, 2014 compared to the same period in the prior year was primarily due to lower stock-based compensation expenses, partially offset by higher investor relations expenses.

No income tax provision was recorded in the first and second quarters of fiscal year 2015 or 2014 because of the losses generated in those periods.

Liquidity and Capital Resources

We have traditionally funded working capital needs through product sales, management of working capital components of our business, and by cash received from public and private offerings of our common stock, warrants to purchase shares of our common stock or convertible notes. We have incurred quarter to quarter operating losses during our efforts to develop current products including Microprecision™ optical elements, micro medical camera assemblies and 3D endoscopes. Our management believes that the opportunities represented by these products have the potential to generate sales increases to achieve breakeven and profitable results.

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

During the quarter ended December 31, 2014, we incurred a net loss of $321,223, and used cash in operating activities of $69,045 and used cash for capital expenditures and payment of private placement expenses of $25,936 and $40,853, respectively. As of December 31, 2014, cash and cash equivalents were $385,167, accounts receivable were $687,443, and current liabilities were $1,403,310. We incurred a net loss of $296,439 during the quarter ended September 30, 2014 and used cash in operating activities of $591,156. As of June 30, 2014, cash and cash equivalents were $202,380, accounts receivable were $531,049, and current liabilities were $1,095,877.

Included in inventories and accounts payable at December 31, 2014 are approximately $152,000 and $160,000, respectively, due to a supplier of components to the Company. Such accounts payable has extended payment terms, and will become due in installments as production units are delivered to the customer.

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

Capital equipment expenditures during the six months ended December 31, 2014 and 2013 were $57,671 and $0, respectively. Future capital equipment expenditures will be dependent upon future sales and success of on-going research and development efforts.

Contractual cash commitments for the fiscal years subsequent to December 31, 2014 are summarized as follows:

	2015	2016	Thereafter	Total
Operating Leases	$17,472	$4,778	$776	$23,026

We have contractual cash commitments related to open purchase orders as of December 31, 2014 of approximately $465,000. Of this amount, approximately $220,000 relates to components for a customer’s requirements. The timing of deliveries to this customer are currently under renegotiation in order to satisfy the customer’s delivery schedule.

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

Item 4. Controls and Procedures.

Management’s Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and our Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures, including internal control over financial reporting, were not effective, as of December 31, 2014, to ensure the information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended (i) is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are intended to be designed to provide reasonable assurance that such information is accumulated and communicated to our management. Based on this evaluation, our management concluded that our internal control over financial reporting was not effective as of December 31, 2014.

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

To address and remediate the material weakness in internal control over financial reporting described above, beginning in the quarter ended September 30, 2009 and continuing through the quarter ended December 31, 2014, we implemented processes to improve our inventory controls and documentation surrounding inventory valuation for overhead rates, and performed procedures to ensure that the pricing of inventory items was consistent with the supporting documentation. We believe that the step outlined above strengthens our internal control over financial reporting and mitigates the material weakness described above.

We intend to continue to remediate material weaknesses and enhance our internal controls but cannot guarantee that our efforts will result in remediation of our material weaknesses or that new issues will not be exposed in this process.

PART II – OTHER INFORMATION

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In January 2015, we issued a total of 82,222 unregistered shares of our common stock to two consultants and an employee as consideration for services rendered to the Company, and such shares were valued at $28,778.

Item 3. Defaults Upon Senior Securities.

As of December 31, 2014, we are not in default with respect to any indebtedness.

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

PRECISION OPTICS CORPORATION, INC.

Date: February 17, 2015	By:	/s/ Joseph N. Forkey
Joseph N. Forkey
Chief Executive Officer (Principal Executive Officer)

Date: February 17, 2015	By:	/s/ Jack P. Dreimiller
Jack P. Dreimiller
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

