Form 10-Q
period 2015-03-31
PRECISION OPTICS CORPORATION, INC.
filed 2015-05-14
CIK 867840

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

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

The number of shares outstanding of the issuer’s common stock, par value $0.01 per share, at May 14, 2015 was 6,344,806 shares.

PRECISION OPTICS CORPORATION, INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31, 2015	June 30, 2014
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$283,275	$202,380
Accounts Receivable, net	542,473	531,049
Inventories, net	1,248,742	988,878
Prepaid Expenses	70,826	91,922
Total Current Assets	2,145,316	1,814,229
PROPERTY AND EQUIPMENT
Machinery and Equipment	2,428,682	2,368,709
Leasehold Improvements	553,596	553,596
Furniture and Fixtures	148,303	148,303
Vehicles	19,674	19,674
	3,150,255	3,090,282

Less: Accumulated Depreciation	(3,090,684)	(3,075,722)
Net Property and Equipment	59,571	14,560

Patents, net	18,644	7,672

TOTAL ASSETS	$2,223,531	$1,836,461
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts Payable	$866,706	$715,192
Customer Advances	100,600	26,200
Accrued Employee Compensation	234,779	200,207
Accrued Professional Services	59,052	60,250
Accrued Warranty Expense	25,000	25,000
Other Accrued Liabilities	23,034	69,028
Total Current Liabilities	1,309,171	1,095,877
STOCKHOLDERS’ EQUITY
Common Stock, $0.01 par value - Authorized - 50,000,000 shares; Issued and Outstanding –6,344,806 shares at March 31, 2015 and 4,455,134 shares at June 30, 2014	63,448	44,551
Additional Paid-in Capital	43,117,175	42,146,750
Accumulated Deficit	(42,266,263)	(41,450,717)
Total Stockholders’ Equity	914,360	740,584

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,223,531	$1,836,461

The accompanying notes are an integral part of these consolidated interim financial statements.

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED

MARCH 31, 2015 AND 2014

(UNAUDITED)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2015	2014	2015	2014
Revenues	$1,141,892	$833,451	$2,949,154	$2,748,594

Cost of Goods Sold	828,963	644,219	2,361,575	2,093,712
Gross Profit	312,929	189,232	587,579	654,882

Research and Development Expenses, net	140,177	132,957	355,782	360,012

Selling, General and Administrative Expenses	410,549	443,220	1,104,466	1,146,136

Gain on Sale of Assets	(691)	(6,511)	(17,901)	(7,658)
Total Operating Expenses	550,035	569,666	1,442,347	1,498,490

Operating Loss	$(237,106)	$(380,434)	$(854,768)	$(843,608)

Other Income	39,222	–	39,222	–

Net Loss	(197,884)	(380,434)	(815,546)	(843,608)

Loss Per Share:
Basic	$(0.03)	$(0.09)	$(0.13)	$(0.19)
Diluted	$(0.03)	$(0.09)	$(0.13)	$(0.19)

Weighted Average Common Shares Outstanding:
Basic	6,334,757	4,455,134	6,241,438	4,455,134
Diluted	6,334,757	4,455,134	6,241,438	4,455,134

The accompanying notes are an integral part of these consolidated interim financial statements.

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED

MARCH 31, 2015 AND 2014

(UNAUDITED)

	Nine Months Ended March 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(815,546)	$(843,608)
Adjustments to Reconcile Net Loss to Net Cash Used In Operating Activities -
Depreciation and Amortization	14,962	16,842
Gain on Sale of Assets	(17,901)	(7,658)
Stock-based Compensation Expense	42,750	108,924
Non-cash Consulting Expense	38,625	73,898
Non-cash Gain on Settlement of Liabilities by Issuing Common Stock	(39,222)	–
Changes in Operating Assets and Liabilities -
Accounts Receivable, net	(11,424)	(203,211)
Inventories	(259,864)	(24,036)
Prepaid Expenses	21,096	(42,299)
Accounts Payable	165,514	254,295
Customer Advances	74,400	(10,262)
Accrued Expenses	61,770	8,257
Net Cash Used In Operating Activities	(724,840)	(668,858)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additional Patent Costs	(10,972)	(8,524)
Purchases of Property and Equipment	(59,973)	–
Proceeds from Sale of Assets	17,901	7,658
Net Cash Used In Investing Activities	(53,044)	(866)

CASH FLOWS FROM FINANCING ACTIVITIES:
Gross Proceeds from July 2014 Private Placement of Common Stock	980,291	–
Private Placement Expenses Incurred and Paid as of March 31, 2015	(121,512)	–

Net Cash Provided by Financing Activities	858,779	–

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	80,895	(669,724)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	202,380	1,034,587

CASH AND CASH EQUIVALENTS, END OF PERIOD	$283,275	$364,863

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash Paid for Income Taxes	$912	$912
SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Issuance of 172,520 Shares of Common Stock for Services Rendered to the Company	$93,793	$–
Private Placement Expenses Incurred But Not Yet Paid as of March 31, 2015	$6,000	$–

The accompanying notes are an integral part of these consolidated interim financial statements.

PRECISION OPTICS CORPORATION, INC.

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Operations

The accompanying consolidated financial statements include the accounts of Precision Optics Corporation, Inc. and its wholly-owned subsidiaries (the “Company”). All significant intercompany accounts and transactions have been eliminated in consolidation.

These consolidated financial statements have been prepared by the Company, without audit, and reflect normal recurring adjustments which, in the opinion of management, are necessary for a fair statement of the results of the third quarter and nine months of the Company’s fiscal year 2015. These consolidated financial statements do not include all disclosures associated with annual consolidated financial statements and, accordingly, should be read in conjunction with footnotes contained in the Company’s consolidated financial statements for the year ended June 30, 2014 together with the Report of Independent Registered Public Accounting Firm filed under cover of the Company’s 2014 Annual Report on Form 10-K, filed with the Securities and Exchange Commission on September 29, 2014.

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

Income (Loss) Per Share

Basic income (loss) per share is computed by dividing net income or net loss by the weighted average number of shares of common stock outstanding during the period. Diluted income (loss) per share is computed by dividing net income or net loss by the weighted average number of shares of common stock outstanding during the period, plus the number of potentially dilutive securities outstanding during the period such as stock options and warrants. For the three and nine months ended March 31, 2015 and 2014, the effect of such securities was antidilutive and not included in the diluted calculation because of the net loss generated in these periods.

The following is the calculation of income (loss) per share for the three and nine months ended March 31, 2015 and 2014:

	Three Months Ended March 31		Nine Months Ended March 31
	2015	2014	2015	2014

Net Income Loss – Basic and Diluted	$(197,884)	$(380,434)	$(815,546)	$(843,608)

Basic Weighted Average Shares Outstanding	6,334,757	4,455,134	6,241,438	4,455,134
Potentially Dilutive Securities	–	–	–	–
Diluted Weighted Average Shares Outstanding	6,334,757	4,455,134	6,241,438	4,455,134

Loss Per Share
Basic	$(0.03)	$(0.09)	$(0.13)	$(0.19)
Diluted	$(0.03)	$(0.09)	$(0.13)	$(0.19)

The number of shares issuable upon the exercise of outstanding stock options and warrants that were excluded from the computation as their effect was antidilutive was approximately 3,794,000 and 3,393,000 for the three months ended March 31, 2015 and 2014, respectively, and approximately 3,794,000 and 3,393,000 for the nine months ended March 31, 2015 and 2014, respectively.

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

2.	INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out) or market and consisted of the following:

	March 31, 2015	June 30, 2014
Raw Materials	$654,334	$445,210
Work-In-Progress	403,848	385,601
Finished Goods	190,560	158,067
Total Inventories	$1,248,742	$988,878

3.	STOCK-BASED COMPENSATION

Stock-based compensation costs recognized during the quarters ended March 31, 2015 and 2014 amounted to $2,625 and $41,708, respectively, and the costs were included in the accompanying consolidated statements of operations in: selling, general and administrative expenses (2015 - $0; 2014 - $40,150), research and development expenses (2015 - $2,625, 2014 - $550) and cost of goods sold (2015 - $0; 2014 - $1,008). Stock-based compensation costs recognized during  the nine month periods ended March 31, 2015 and 2014 amounted to $42,750 and $108,924, respectively, and were included in the accompanying consolidated statements of operations in: selling, general and administrative expenses (2015 - $27,000; 2014 - $104,250), research and development expenses (2015 - $15,750, 2014 - $1,650) and cost of goods sold (2015 - $0, 2014 - $3,024). No compensation has been capitalized because such amounts would have been immaterial.

The following tables summarize stock option activity for the nine months ended March 31, 2015:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Life
Outstanding at July 1, 2014	409,087	$4.41	6.27 years
Grants	65,000	0.90
Outstanding at March 31, 2015	474,087	$3.93	6.04 years

Information related to the stock options outstanding as of March 31, 2015 is as follows:

Range of Exercise Prices	Number of Shares	Weighted-Average Remaining Contractual Life (years)	Weighted-Average Exercise Price	Exercisable Number of Shares	Exercisable Weighted-Average Exercise Price
$1.20	207,800	6.93	$1.20	207,800	$1.20
$0.90	65,000	9.28	0.90	47,500	0.90
$0.90	9,000	8.76	0.90	9,000	0.90
$0.85	9,000	7.76	0.85	9,000	0.85
$0.55	49,500	6.87	0.55	49,500	0.55
$0.27	40,000	6.29	0.27	40,000	0.27
$1.35	1,200	4.65	1.35	1,200	1.35
$1.25	1,200	3.66	1.25	1,200	1.25
$6.25	1,600	1.67	6.25	1,600	6.25
$7.75	1,200	2.66	7.75	1,200	7.75
$11.50	800	0.67	11.50	800	11.50
$13.75	50,427	1.11	13.75	50,427	13.75
$20.75	37,360	0.21	20.75	37,360	20.75
$0.27–$20.75	474,087	6.04	$3.93	456,587	$4.04

The aggregate intrinsic value of the Company’s “in-the-money” outstanding and exercisable options as of March 31, 2015 was $11,200.

On January 12, 2015, the Company issued 30,000 restricted shares of our common stock with a fair value of $10,500 to Mr. Jeff DiRubio as compensation for services rendered to the Company in the six months ended December 31, 2014.

On January 12, 2015, the Company issued 22,222 restricted shares of our common stock with a fair value of $7,778 to Mr. Michael Marrus as compensation for services rendered to the Company in the six months ended December 31, 2014.

On January 12, 2015, the Company issued 30,000 restricted shares of our common stock with a fair value of $10,500 to Mr. Teddy Wood to settle a cash bonus earned by Mr. Wood and accrued in prior years as compensation for services rendered to the Company.

On April 16, 2015, the Board of Directors approved an amendment to the 2011 Equity Incentive Plan which increased the maximum number of shares of the Company’s common stock that may be awarded under the Plan from 325,000 to 1,825,000, an increase of 1,500,000 shares. In connection therewith, on April 20, 2015, the Company filed a registration statement on Form S-8 to register the 1,500,000 shares of the Company’s common stock.

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

During the nine months ended March 31, 2015, the Company sold equipment that was previously written off for proceeds totaling $17,901, and recorded a gain of $17,901, which is included within operating expenses in the accompanying consolidated statements of operations.

6.	OTHER INCOME

Other income in the amount of $39,222 for the quarter and nine months ended March 31, 2015 represents a non-cash gain on the settlement of liabilities for services rendered to the Company, by issuing 82,222 shares of common stock in January 2015. The non-cash gain is the difference between the recorded amount of the liabilities and the value of the stock when issued.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and notes to those statements included elsewhere in this Quarterly Report on Form 10-Q for the quarter and nine months ended March 31, 2015 and with our audited consolidated financial statements for the year ended June 30, 2014 included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on September 29, 2014.

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

The areas in which we do business are highly competitive and include both foreign and domestic competitors. Many of our competitors are larger and have substantially greater resources than we do. Furthermore, other domestic or foreign companies, some with greater financial resources than we have, may seek to produce products or services that compete with ours. We routinely outsource specialized production efforts as required to obtain the most cost effective production. Over the years, we have achieved extensive experience collaborating with other optical specialists worldwide and since the 1990s, we have maintained a presence in Asia via a Hong Kong subsidiary to support business and quality control activities throughout the region as needed.

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

For the nine months ended March 31, 2015,, approximately 55% of our sales were made to five customers. Of these, two are large, international, medical device companies who have been our customers for many years. Both of these customers continue to purchase products that we developed over five years ago, and both now purchase new products that were developed and launched into production by us more recently. The other three top customers purchase products that we developed in recent years, and which rely heavily on our unique, proprietary Microprecision™ lens technology and optical visualization system expertise.

Current sales and marketing activities are intended to broaden awareness of the benefits of our new technology platforms, which we believe are ready for general application to medical device projects requiring surgery-grade visualization from sub-millimeter sized devices and handheld 3D endoscopy. We continue to attend trade shows to announce our new technology, most recently at the Medical Design & Manufacturing (MD&M) East show in New York City in June 2014, and the Photonics West show in San Francisco and the Medical Design and Manufacturing West in show Anaheim from February 10, to February 12, 2015, and at the upcoming MD&M East show in June 2015 in New York City. During fiscal year 2014, we advertised, for the first time, through a business-to-business e-commerce platform. Photonics Online, www.photonicsonline.com, has a target audience of optical engineering design and manufacturing professionals and has over 34,000 subscribers to their monthly email newsletter. Because of the increased awareness of our new technology generated by our presence at trade shows, advertising on Photonics Online and direct email messages to our own customer database that we have built over the last 30 years, we more than doubled the rate that we received requests for quotes during fiscal year 2014. We are continuing to build on recent successes in this area by continuing the activities summarized above while adding additional advertising through a second business-to-business e-commerce platform, Med Device Online, www.meddeviceonline.com, which targets technical professionals working in the medical device industry. We do not intend for the information on either the Med Device Online or Photonics websites to be incorporated into this report.

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

Results of Operations

Our total revenues for the quarter ended March 31, 2015, the third quarter of our fiscal year 2015, were $1,141,892, as compared to $833,451 for the same period in the prior year, an increase of $308,441, or 37.0%. The increase in revenues for the quarter ended March 31, 2015 was primarily due to higher unit volume sales of the advanced surgical visualization system used in spinal surgery, the 120 degree fiberscope and other new ultra small fiberscopes and micro imaging systems and higher revenues from engineering services, partially offset by lower unit volume sales of optical components. Our total revenues for the nine months ended March 31, 2015 were $2,949,154, as compared to $2,748,594 for the same period in the prior year, an increase of $200,560, or 7.3%. The increase in revenues for the nine month period was primarily due to higher unit volume sales of new ultra small fiberscopes and micro imaging systems and higher revenues from engineering services, partially offset by lower unit volume sales of the advanced surgical visualization system used in spinal surgery and optical components.

Revenues from our largest customers, as a percentage of our total revenues, for the nine months ended March 31, 2015 and 2014, were as follows:

	Nine Months Ended March 31,
	2015	2014
Customer A	23%	22%
Customer B	12	13
Customer C	11	–
Customer D	10	20
Customer E	3	11
All Others	41	34
	100%	100%

No other customer accounted for more than 10% of our revenues during those quarters.

Gross profit for the quarter ended March 31, 2015 was $312,929, as compared to $189,232 for the same period in the prior year, which reflects an increase of $123,697. Gross profit for the quarter ended March 31, 2015 as a percentage of our revenues was 27.4%, an increase from the gross profit percentage of 22.7% for the same period in the prior year. Gross profit for the nine months ended March 31, 2015 was $587,579, as compared to $654,882 for the same period in the prior year, which reflects a decrease of $67,303. Gross profit for the nine months ended March 31, 2015 as a percentage of our revenues was 19.9%, a decrease from the gross profit percentage of 23.8% for the same period in the prior year. The increase in our gross profit percentage for the quarter ended March 31, 2015, was primarily due to higher unit sales volume and more favorable product mix compared to the same period in the prior year. The decrease in our gross profit percentage for the nine months ended March 31, 2015, was primarily due to less favorable product mix and certain manufacturing startup expenses incurred related to the introduction of new products, partially offset by higher unit sales volume compared to the same periods in the prior year. Our quarterly gross profit and gross profit percentage depend on a number of factors, including overall sales volume and mix of products sold, including the costs of initial production in connection with new products, among others, and therefore vary from quarter to quarter.

Research and development expenses were $140,177 for the quarter ended March 31, 2015, compared to $132,957 for the same period in the prior year, an increase of $7,220, or 5.4%. The increase in the quarter ended March 31, 2015 compared to same period in the prior year was primarily due to lower reimbursements received from customers for research and development activities. Quarterly research and development expenses depend on our assessment of new product opportunities and available resources. Research and development expenses were net of reimbursement of related costs of $0 and $8,651 during the quarters ended March 31, 2015 and 2014, respectively. Research and development expenses were $355,782 for the nine months ended March 31, 2015, compared to $360,012 for the same period in the prior year, a decrease of $4,230, or 1.2%. The decrease in the nine month period ended March 31, 2015 compared to the same period in the prior year was primarily due to lower materials costs incurred on product development activities, partially offset by higher labor and stock-based compensation expenses. Research and development expenses were net of reimbursement of related costs of $23,404 and $25,007 during the nine months ended March 31, 2015 and 2014, respectively.

Selling, general and administrative expenses were $410,549 for the quarter ended March 31, 2015, compared to $443,220 for the same period in the prior year, a decrease of $32,671, or 7.4%. The decrease in the quarter ended March 31, 2015 compared to the same period in the prior year was primarily due to lower stock-based compensation expenses, partially offset by higher investor relations and advertising and trade show expenses. Selling, general and administrative expenses were $1,104,466 for the nine months ended March 31, 2015, compared to $1,146,136 for the same period in the prior year, a decrease of $41,670, or 3.6%. The decrease in the nine month period ended March 31, 2015 compared to the same period in the prior year was primarily due to lower stock-based compensation expenses, partially offset by higher investor relations and advertising and trade show expenses.

No income tax provision was recorded in the first, second or third quarters of fiscal year 2015 or 2014 because of the losses generated in those periods.

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

Until we achieve breakeven and profitable results, we will be required to pursue several options to manage cash flow and raise capital, including issuing debt or equity or entering into a strategic alliance. The sale of additional equity or convertible debt securities, if converted into common stock, would result in additional dilution to our current stockholders, and debt financing, if available, may involve restrictive covenants that could restrict our operations or finances. Financing may not be available in amounts or on terms acceptable to us, if at all. If we cannot raise funds on acceptable terms or achieve positive cash flow, we may not be able to continue to conduct operations, develop new products, grow market share, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements, any of which would negatively impact our business, operating results and financial condition.

During the quarter ended March 31, 2015, we incurred a net loss of $197,884, and used cash in operating activities of $64,639 and used cash for capital expenditures and payment of private placement expenses of $2,302 and $33,940, respectively. Cash flows in the quarter and nine months ended March 31, 2015, were favorably affected by a reduction in the average collection period for accounts receivable (days sales outstanding) to 43 days as of March 31, 2015. As of March 31, 2015, cash and cash equivalents were $283,275, accounts receivable were $542,473, and current liabilities were $1,309,171. As of June 30, 2014, cash and cash equivalents were $202,380, accounts receivable were $531,049, and current liabilities were $1,095,877.

Included in accounts payable at March 31, 2015 is approximately $195,000 due to a supplier of components to the Company. Such accounts payable has extended payment terms, and will become due in installments as production units are delivered to the customer.

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

Capital equipment expenditures during the nine months ended March 31, 2015 and 2014 were $59,973 and $0, respectively. Future capital equipment expenditures will be dependent upon future sales and success of on-going research and development efforts.

Contractual cash commitments for the fiscal years subsequent to March 31, 2015 are summarized as follows:

	2015	2016	Thereafter	Total
Operating Leases	$5,795	$13,780	$-	$19,575

We have contractual cash commitments related to open purchase orders as of March 31, 2015 of approximately $330,000. Of this amount, approximately $184,000 relates to components for a customer’s requirements. The timing of deliveries to this customer is currently under renegotiation in order to satisfy the customer’s delivery schedule.

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

Item 4. Controls and Procedures.

Management’s Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and our Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures, including internal control over financial reporting, were not effective, as of March 31, 2015, to ensure the information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended (i) is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are intended to be designed to provide reasonable assurance that such information is accumulated and communicated to our management.

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

To address and remediate the material weakness in internal control over financial reporting described above, beginning in the quarter ended September 30, 2009 and continuing through the quarter ended March 31, 2015, we implemented processes to improve our inventory controls and documentation surrounding inventory valuation for overhead rates, and performed procedures to ensure that the pricing of inventory items was consistent with the supporting documentation. We believe that the step outlined above strengthens our internal control over financial reporting and mitigates the material weakness described above.

We intend to continue to remediate material weaknesses and enhance our internal controls but cannot guarantee that our efforts will result in remediation of our material weaknesses or that new issues will not be exposed in this process.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

On occasion, we may be involved in legal matters arising in the ordinary course of our business. While management believes that such matters are currently insignificant, matters arising in the ordinary course of business for which we are or could become involved in litigation may have a material adverse effect on our business, financial condition or results of operations. We are not aware of any pending or threatened litigation against us or our officers and directors in their capacity as such that could have a material impact on our operations or finances.

Item 1A. Risk Factors.

There have been no material changes from the risk factors previously disclosed in our annual report on Form 10-K for the fiscal year ended June 30, 2014, as filed with the Securities and Exchange Commission on September 29, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

We did not issue any unregistered securities during the quarter ended March 31, 2015, except as previously disclosed.

Item 3. Defaults Upon Senior Securities.

As of March 31, 2015, we are not in default with respect to any indebtedness.

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

PRECISION OPTICS CORPORATION, INC.

Date: May 14, 2015	By:	/s/ Joseph N. Forkey
Joseph N. Forkey
Chief Executive Officer (Principal Executive Officer)

Date: May 14, 2015	By:	/s/ Jack P. Dreimiller
Jack P. Dreimiller
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

