Form 10-K
period 2015-06-30
PRECISION OPTICS CORPORATION, INC.
filed 2015-10-13
CIK 867840

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2015

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

Large accelerated filer ☐	Accelerated filer ☐
☐Non-accelerated filer (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐  Yes  ☒  No

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant on December 31, 2014 was approximately $1,260,159 based on a total of 2,100,265 shares of the registrant’s common stock held by non-affiliates on December 31, 2014, at the closing price of $0.60 per share as reported on the OTCQB market.

The number of shares of outstanding common stock of the registrant as of September 15, 2015 was 6,389,806.

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

Microprecision™ Lenses and Micro Medical Cameras: While the size of endoscopes has gradually decreased over time, the widespread use of very small endoscopes, with diameters of one millimeter or smaller, has been limited, in part, we believe, by the inability of traditional lens fabrication methods to support these smaller sizes with good image quality and acceptable manufacturing costs. We believe our Microprecision™ optics technology provides a solution to this problem. Combined with recent advances by other companies in complementary metal-oxide-semiconductor, or CMOS, image sensor fabrication techniques, our Microprecision™ lenses and proprietary manufacturing techniques enable the manufacture of micro medical cameras at low prices and with sizes on the order of one millimeter or less, characteristics that make them well suited to medical applications.

In June 2015 we announced a partnership with OmniVision Technologies, Inc, and Fujikura, Ltd., in which we have jointly developed a CMOS based camera module with a diameter of only 1.6 mm and 400 x 400 pixel resolution, representing the best image quality of any camera module of its size. OmniVision supplies the CMOS sensor, Fujikura provides flexible printed circuit technology and we design and fabricate the micro-optics and assemble them to the CMOS sensor to form the camera module. This camera module is well suited for many different medical device applications requiring small size and superior image quality.

We have been engaged by various customers for an increasing amount of development work relating to the design of endoscopes and camera assemblies that utilize our Microprecision™ technology. We have a limited amount of production orders for these designed products, but believe such orders will increase in the future as a result of this development work.

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

Market Opportunities

Microprecision™ lenses and Micro Medical Cameras: While other approaches exist for the manufacture of camera lenses, we believe that no lens on the market today has the combination of low cost, small size, range of optical specifications and high image quality required for many medical applications that our lenses have. By enabling the production of millimeter sized and smaller cameras with low manufacturing costs, we believe our Microprecision™ technology opens the possibility to replace existing re-sterilizable endoscopes with a single-use alternative. Also, the small size of our Microprecision™ lenses and micro medical cameras can provide visualization for existing procedures that are currently performed blind or with sub-optimal imaging, and we believe can facilitate the development of new surgical procedures that are currently impractical without sub-millimeter visualization instrumentation.

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

International Business

We have had negligible direct export sales to date. However, our medical products have received the CE Mark certification, which permits sales into the European Economic Area. In the future, we may establish or use additional production facilities overseas to produce key components for our business, such as lenses. Since the 1990s, we have maintained a presence in Asia to support business and quality control activities throughout the region as needed. We believe that the cost savings from such overseas production may be essential to our ability to compete on a price basis in the medical products area particularly and to our profitability generally.

Research and Development

We believe that our future success depends to a large degree on our ability to continue to conceive and develop new optical products and technologies to enhance the performance characteristics and methods of manufacture of existing and new products. Research and development expenses are incurred on our own proprietary products and technology such as Microprecision™ optics, micro medical cameras and 3D endoscopes, as well as on certain custom projects on behalf of our customers. Accordingly, we expect to continue to seek to obtain product-related design and development contracts with customers and to invest our own funds in research and development. For the years ended June 30, 2015 and 2014, research and development expenses, net amounted to $492,937 and $471,106, respectively. For the years ended June 30, 2015 and 2014, research and development expenses were net of reimbursement from customers of related costs of $23,404 and $45,997, respectively.

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

Employees

As of June 30, 2015, we had 38 employees, 35 of which were full-time employees. There were 25 employees in manufacturing, 6 in engineering/research and development, 1 in sales and marketing and 6 in finance and administration. We are not a party to any collective bargaining agreements. We believe our relations with our employees are very good.

Customers

Revenues from our largest customers, as a percentage of total revenues, for fiscal years 2015 and 2014 were as follows:

	2015	2014
Customer A	23%	21%
Customer B	15	14
Customer C	11	1
Customer D	9	21
All Others	42	43
	100%	100%

No other customer accounted for more than 10% of our revenues in fiscal years 2015 and 2014. At June 30, 2015, receivables from our four largest customers were 38%, 13%, 12% and 10%, respectively, of total accounts receivable. At June 30, 2014, receivables from our three largest customers were 30%, 17% and 11%, of the total accounts receivable.

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

We have a history of losses, we expect to continue to incur losses and we may never achieve profitability; and our June 30, 2015 audited consolidated financial statements included disclosure that casts substantial doubt regarding our ability to continue as a going concern.

During the years ended June 30, 2015 and 2014, we incurred net losses of $1,178,793 and $1,160,638, respectively. Our accumulated deficit at June 30, 2015 amounted to $42,629,510. We had working capital of $592,537 and $718,352 as of June 30, 2015 and 2014, respectively. During the year ended June 30, 2015, net cash used in operating activities amounted to $773,793. Our independent auditors have included a “going concern” qualification in their audit report for the year ended June 30, 2015. We expect to continue incurring losses for the foreseeable future and may never achieve or sustain profitability. We must generate sufficient cash flow or raise additional capital to pursue our product development initiatives, penetrate markets for the sale of our products and continue as a going concern. We cannot provide any assurance that we will raise additional capital. We believe that we have access to capital resources through possible public or private equity offerings, debt financings, corporate collaborations or other means. We may not raise enough capital to meet our needs and we may have to raise additional capital in the future. If we are unable to secure additional capital, we may be required to curtail our research and development initiatives and take additional measures to reduce costs in order to conserve our cash in amounts sufficient to sustain operations and meet our obligations. These measures could cause significant delays in our efforts to further commercialize our products, which are critical to the realization of our business plan and to our future operations. These matters raise substantial doubt about our ability to continue as a going concern or become profitable.

We rely on a small number of customers who may not consistently purchase our products in the future and if we lose any one of these customers, our revenues may decline.

In the fiscal year ended June 30, 2015, our four largest customers represented approximately 23%, 15%, 11% and 9%, respectively, of our total revenues. In the fiscal year ended June 30, 2014, our three largest customers represented approximately 21%, 21% and 14%, respectively, of our total revenues. No other customer accounted for more than 10% of our revenues during those periods. At June 30, 2015, receivables from our four largest customers were 38%, 13%, 12% and 10%, respectively, of the total accounts receivable. At June 30, 2014, receivables from our three largest customers were 30%, 17% and 11%, of the total accounts receivable.

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

At June 30, 2015, receivables from our four largest customers were 38%, 13%, 12% and 10%, respectively, of the total accounts receivable. While we believe we have a varied customer base and have experienced strong collections in the past, we may experience changes in our customer base, including reductions in purchasing commitments, which could also have a material adverse effect on our revenues and liquidity. We have not purchased insurance on our accounts receivable balances.

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

Like any manufacturer, we are and always have been exposed to liability claims resulting from the use of our products. We maintain product liability insurance to cover us in the event of liability claims, and as of September 23, 2015, no such claims have been asserted or threatened against us. However, our insurance may not be sufficient to cover all possible future product liabilities.

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

Trading in our securities is subject to the SEC’s “penny stock” rules and we anticipate that trading in our securities will continue to be subject to the penny stock rules for the foreseeable future. The SEC has adopted regulations that generally define a penny stock to be any equity security that has a market price of less than $5.00 per share, subject to certain exceptions. These rules require that any broker-dealer who recommends our securities to persons other than prior customers and accredited investors must, prior to the sale, make a special written suitability determination for the purchaser and receive the purchaser’s written agreement to execute the transaction. Unless an exception is available, the regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the risks associated with trading in the penny stock market. In addition, broker-dealers must disclose commissions payable to both the broker-dealer and the registered representative and current quotations for the securities they offer. The additional burdens imposed upon broker-dealers by these requirements may discourage broker-dealers from recommending transactions in our securities, which could severely limit the liquidity of our securities and consequently adversely affect the market price for our securities.

We are contractually obligated to issue shares in the future, diluting your interest in us.

As of June 30, 2015, there were 1,079,079 shares of our common stock issuable upon exercise of stock options outstanding, at a weighted average exercise price of $1.43 per share. As of June 30, 2015, a total of 968,596 shares of our common stock are reserved for issuance under our 2011 Equity Incentive Plan. As of June 30, 2015, there are also warrants outstanding for the issuance of an aggregate of an additional 3,275,444 shares of our common stock, at a weighted average exercise price of $1.15 per share. Moreover, we expect to issue additional shares and options to purchase shares of our common stock to compensate employees, consultants and directors, and we may issue additional shares to raise capital. Any such issuances will have the effect of further diluting the interest of the holders of our securities.

ITEM 2.  PROPERTIES.

We conduct our domestic operations at two facilities in Gardner, Massachusetts. The main Gardner facility is leased from a corporation owned by Mr. Richard E. Forkey, who resigned from our board of directors on July 9, 2014. We are currently a tenant-at-will, paying rent of $9,000 per month. We rent the other Gardner facility on a month-to-month basis.

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

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is quoted on OTCQB, the OTC market tier for companies that report to the SEC under the symbol PEYE. The following table sets forth the high and low bid prices for our common stock for each quarter during the last two fiscal years and the first quarter of the current fiscal year as quoted on OTCQB. Such OTC market quotations reflect inter-dealer prices, without retail markup, markdown or commissions and may not necessarily represent actual transactions.

	High	Low
For the Fiscal Year Ended June 30, 2014
First Quarter ended September 30, 2013	$1.09	$0.33
Second Quarter ended December 31, 2013	$1.09	$0.40
Third Quarter ended March 31, 2014	$1.05	$0.70
Fourth Quarter ended June 30, 2014	$1.00	$0.70

For the Fiscal Year Ended June 30, 2015
First Quarter ended September 30, 2014	$1.30	$0.71
Second Quarter ended December 31, 2014	$0.87	$0.37
Third Quarter ended March 31, 2015	$0.90	$0.35
Fourth Quarter ended June 30, 2015	$0.80	$0.55

For the Fiscal Year Ending June 30, 2016
First Quarter ended September 30, 2015	$0.90	$0.40

Holders

As of September 25, 2015, we had approximately 98 holders of record of our common stock. Holders of record include nominees who may hold shares on behalf of multiple owners.

Dividends

We have not declared any dividends during the last two fiscal years. At present, we intend to retain our earnings, if any, to finance research and development and expansion of our business.

Recent Sales of Unregistered Securities

Since April 1, 2015, we issued the securities indicated below.

On May 21, 2015, we issued 45,000 restricted shares of our common stock valued at $0.60 per share to Mr. Donald Major as compensation for consulting services rendered to us.

We relied on the Section 4(a)(2) exemption from securities registration under the federal securities laws for transactions not involving any public offering. No advertising or general solicitation was employed in offering the securities. The securities were issued to an accredited investor. The securities were offered for investment purposes only and not for the purpose of resale or distribution. The transfer thereof was appropriately restricted by us.

Securities Authorized for Issuance under Equity Compensation Plans

The following table summarizes information about our equity compensation plans as of June 30, 2015.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	189,977	$4.12	–
Equity compensation plans not approved by security holders	889,102	$0.86	935,898
Total	1,079,079	$1.43	935,898

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

In June 2015 we announced a partnership with OmniVision Technologies, Inc., and Fujikura, Ltd., in which we have jointly developed a CMOS based camera module with a diameter of only 1.6 mm and 400 x 400 pixel resolution, representing the best image quality of any camera module of its size. OmniVision supplies the CMOS sensor, Fujikura provides flexible printed circuit technology and we design and fabricate the micro-optics and assemble them to the CMOS sensor to form the camera module. This camera module is well suited for many different medical device applications requiring small size and superior image quality.

Our unique proprietary technology in the areas of micro optical lenses and prisms, micro medical fiber and CMOS based cameras, and custom design of medical grade instruments, combined with recent developments in the areas of 3D displays, has allowed us to begin commercialization of related product and service offerings to a widening group of customers addressing various medical device, defense and aerospace applications. We believe that new products based on these technologies provide enhanced optical and imaging qualities for many uses including existing surgical procedures and development of new procedures enabled by the small size and image quality of our camera modules.

We are registered to the ISO 9001:2008 and ISO 13485:2003 Quality Standards and comply with the FDA Good Manufacturing Practices and the European Union Medical Device Directive for CE marking of our medical products. Our internet website is www.poci.com.

The markets in which we do business are highly competitive and include both foreign and domestic competitors. Many of our competitors are larger and have substantially greater resources than we do. Furthermore, other domestic or foreign companies, some with greater financial resources than we have, may seek to produce products or services that compete with ours. We routinely outsource specialized production efforts as required to obtain the most cost effective production. Over the years, we have achieved extensive experience collaborating with other optical specialists worldwide and since the 1990s, we have maintained a presence in Asia via a Hong Kong subsidiary to support business and quality control activities throughout the region as needed.

We believe that competition for sales of our medical products and services, which have been principally sold to original equipment manufacturers, or OEM, customers, is based on performance and other technical features, as well as other factors, such as scheduling and reliability, in addition to competitive price.

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

For the year ended June 30, 2015, approximately 65% of our sales were made to five customers. Of these, two are large, international, medical device companies who have been our customers for many years. Both of these customers continue to purchase products that we developed over five years ago, and both now purchase new products that were developed and launched into production by us more recently. The other three top customers purchase products that we developed in recent years, and which rely heavily on our unique, proprietary Microprecision™ lens technology and optical visualization system expertise.

Current sales and marketing activities are intended to broaden awareness of the benefits of our new technology platforms, which we believe are ready for general application to medical device projects requiring surgery-grade visualization from sub-millimeter sized devices and handheld 3D endoscopy. We continue to attend trade shows to announce our new technology, most recently at the Medical Design and Manufacturing West show in Anaheim in February 2015, and at the MD&M East show in June 2015 in New York City. Beginning in fiscal year 2014, we have advertised through, and received numerous leads from a business-to-business e-commerce platform. Photonics Online, www.photonicsonline.com, has a target audience of optical engineering design and manufacturing professionals and has over 34,000 subscribers to their monthly email newsletter. Because of the increased awareness of our new technology generated by our presence at trade shows, advertising on Photonics Online and direct email messages to our own customer database that we have built over the last 30 years, we more than doubled the rate that we received requests for quotes during fiscal year 2014. We are continuing to build on recent successes in this area by continuing the activities summarized above while adding additional advertising through a second business-to-business e-commerce platform, Med Device Online, www.meddeviceonline.com, which targets technical professionals working in the medical device industry. We do not intend for the information on either the Med Device Online or Photonics websites to be incorporated into this report.

Critical Accounting Policies and Estimates

Our critical accounting policies are included in the Notes to our Financial Statements contained in this Annual Report on Form 10-K.

Results of Operations for the Fiscal Year Ended June 30, 2015 as Compared to the Fiscal Year Ended June 30, 2014

Total revenues for fiscal year 2015 were $3,912,060, an increase of $260,879, or 7.1%, from revenues for fiscal year 2014 of $3,651,181. The increase in revenues for fiscal year 2015 as compared to the prior year was due to higher unit volume sales of new ultra small fiberscopes and micro imaging systems and higher revenues from engineering services, partially offset by lower unit volume sales of optical components and the advanced surgical visualization system used in spinal surgery.

Revenues from our largest customers, as a percentage of total revenues, were as follows:

	Year Ended June 30
	2015	2014
Customer A	23%	21%
Customer B	15	14
Customer C	11	1
Customer D	9	21
All others	42	43
	100%	100%

No other customer accounted for more than 10% of our revenues in fiscal years 2015 and 2014.

Gross profit for fiscal year 2015 of $798,271 reflected a decrease of $2,524 as compared to gross profit for fiscal year 2014 of $800,795. Gross profit as a percentage of revenues for fiscal year 2015 was 20.4% as compared to gross profit as a percentage of revenues for fiscal year 2014 of 21.9%. The decrease in our gross profit percentage was due primarily to less favorable product mix and certain nonrecurring manufacturing startup expenses related to the introduction of new products, which was partially offset by higher overall unit sales volume.

Research and development expenses, net were $492,937 for fiscal year 2015 as compared to $471,106 for fiscal year 2014. The increase of $21,831, or 4.6%, for fiscal year 2015 as compared to the prior year was due primarily to higher spending on research and development related efforts. Research and development expenses depend on our assessment of new product opportunities and available resources. Research and development expenses were net of reimbursement from customers of related costs of $23,404 during fiscal year 2015 and $45,997 during fiscal year 2014.

Selling, general and administrative expenses increased by $42,019, or 2.8%, to $1,545,462 for fiscal year 2015 as compared to $1,503,443 for fiscal year 2014. The increase for fiscal year 2015 was primarily due to higher selling, consulting, and investor relations expenses, partially offset by lower stock-based compensation and professional services expenses.

The gain on sale of assets and other in fiscal years 2015 and 2014 of $27,075 and $14,028, respectively, represents primarily the sale of previously written off assets for proceeds of $27,075 and $14,028, respectively.

The income tax provisions in fiscal years 2015 and 2014 represent the minimum statutory state income tax liability.

Liquidity and Capital Resources

We has sustained recurring net losses for several years. During the year ended June 30, 2015, we incurred a net loss from operations of $1,213,053 and used cash in operating activities of $773,793. As of June 30, 2015, cash and cash equivalents were $241,051, accounts receivable were $588,042, and current liabilities were $1,374,994. As of June 30, 2014, cash and cash equivalents were $202,380, accounts receivable were $531,049, and current liabilities were $1,095,877. These factors raise substantial doubt about our ability to continue as a going concern.

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

On July 1 through July 7, 2014, we closed agreements with institutional and accredited investors for the sale and purchase of 1,717,152 shares of the Company’s common stock at a purchase price of $0.60 per share. We received $1,030,291 in gross proceeds from the offering. We used the majority of the net proceeds from this placement for general working capital purposes. Of this amount, $50,000 was received in June 2014 and the remainder was received in July 2014.

Capital equipment expenditures during fiscal year 2015 and fiscal year 2014 were $62,418 and $1,680, respectively. Future capital equipment expenditures will be dependent upon future sales and success of on-going research and development efforts.

Contractual cash commitments for the fiscal years subsequent to June 30, 2015 are summarized as follows:

	2016	Thereafter	Total
Operating Leases	$13,780	$–	$13,780

We have contractual cash commitments related to open purchase orders as of June 30, 2015 of approximately $338,000.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Precision Optics Corporation, Inc.:

We have audited the accompanying consolidated balance sheets of Precision Optics Corporation, Inc. and subsidiaries (the Company) as of June 30, 2015 and 2014 and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Precision Optics Corporation, Inc. and subsidiaries as of June 30, 2015 and 2014 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Stowe & Degon LLC

Westborough, Massachusetts

October 13, 2015

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

Consolidated Balance Sheets at June 30, 2015 and 2014

	2015	2014
ASSETS
Current Assets:
Cash and cash equivalents	$241,051	$202,380
Accounts receivable (net of allowance for doubtful accounts of $22,500 in 2015 and 2014)	588,042	531,049
Inventories	1,073,256	988,878
Prepaid expenses	65,182	91,922
Total current assets	1,967,531	1,814,229
Fixed Assets:
Machinery and equipment	2,431,127	2,368,709
Leasehold improvements	553,596	553,596
Furniture and fixtures	148,303	148,303
Vehicles	19,674	19,674
	3,152,700	3,090,282
Less—Accumulated depreciation and amortization	3,096,993	3,075,722
Net fixed assets	55,707	14,560
Patents, net	18,644	7,672
	$2,041,882	$1,836,461
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$912,150	$715,192
Customer advances	118,800	26,200
Accrued employee compensation	222,222	200,207
Accrued professional services	60,735	60,250
Accrued warranty expense	25,000	25,000
Other accrued liabilities	36,087	69,028
Total current liabilities	1,374,994	1,095,877
Commitments (Note 2)
Stockholders’ Equity:
Common stock, $0.01 par value: 50,000,000 shares authorized; issued and outstanding – 6,389,806 shares at June 30, 2015 and 4,455,134 shares at June 30, 2014	63,898	44,551
Additional paid-in capital	43,232,500	42,146,750
Accumulated deficit	(42,629,510)	(41,450,717)

Total stockholders’ equity	666,888	740,584
	$2,041,882	$1,836,461

The accompanying notes are an integral part of these consolidated financial statements.

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

for the Years Ended June 30, 2015 and 2014

	2015	2014
Revenues	$3,912,060	$3,651,181
Cost of goods sold	3,113,789	2,850,386
Gross profit	798,271	800,795
Research and development expenses, net	492,937	471,106
Selling, general and administrative expenses	1,545,462	1,503,443
Gain on sale of assets	(27,075)	(14,028)
Total operating expenses	2,011,324	1,960,521
Operating loss	(1,213,053)	(1,159,726)
Other income	35,172	–
Loss before provision for income taxes	(1,177,881)	(1,159,726)
Provision for income taxes	912	912
Net loss	$(1,178,793)	$(1,160,638)
Loss per share:
Basic	$(0.19)	$(0.26)
Diluted	$(0.19)	$(0.26)

Weighted average common shares outstanding:
Basic	6,272,264	4,455,134
Diluted	6,272,264	4,455,134

The accompanying notes are an integral part of these consolidated financial statements.

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

for the Years Ended June 30, 2015 and 2014

	Number of Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)

Balance, July 1, 2013	4,455,134	$44,551	$41,955,717	$(40,290,079)	$1,710,189
Advance proceeds from private placement of common stock	–	–	50,000	–	50,000
Stock-based compensation	–	–	141,033	–	141,033
Net loss	–	–	–	(1,160,638)	(1,160,638)
Balance, June 30, 2014	4,455,134	$44,551	$42,146,750	$(41,450,717)	$740,584
Proceeds from private placement of common stock, net of issuance costs of $127,512	1,717,152	17,172	835,607	–	852,779
Common stock issued for services rendered to the Company	217,520	2,175	124,468	–	126,643
Stock-based compensation	–	–	125,675	–	125,675
Net loss	–	–	–	(1,178,793)	(1,178,793)
Balance, June 30, 2015	6,389,806	$63,898	$43,232,500	$(42,629,510)	$666,888

The accompanying notes are an integral part of these consolidated financial statements.

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows for the

Years Ended June 30, 2015 and 2014

	2015	2014
Cash Flows from Operating Activities:
Net loss	$(1,178,793)	$(1,160,638)
Adjustments to reconcile net loss to net cash used in operating activities-
Depreciation and amortization	21,271	20,020
Gain on sale of assets	(27,075)	(14,028)
Stock-based compensation expense	125,675	141,033
Non-cash consulting expense	66,750	64,507
Non-cash gain on settlement of liabilities by issuing common stock	(35,172)	–
Changes in operating assets and liabilities-
Accounts receivable, net	(56,993)	(252,349)
Inventories	(84,378)	(92,705)
Prepaid expenses	26,740	(30,355)
Accounts payable	210,958	425,937
Customer advances	92,600	(11,844)
Accrued expenses	64,624	24,391
Net cash used in operating activities	(773,793)	(886,031)

Cash Flows from Investing Activities:
Proceeds from sale of assets	27,075	14,028
Additional patent costs	(10,972)	(8,524)
Purchases of fixed assets	(62,418)	(1,680)
Net cash provided by (used in) investing activities	(46,315)	3,824

Cash Flows from Financing Activities:
Proceeds from July 2014 private placement of common stock	980,291	50,000
Private placement expenses incurred and paid as of June 30, 2015	(121,512)	–
Net cash provided by financing activities	858,779	50,000

Net (decrease) increase in cash and cash equivalents	38,671	(832,207)
Cash and cash equivalents, beginning of year	202,380	1,034,587
Cash and cash equivalents, end of year	$241,051	$202,380

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for income taxes	$912	$912

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Issuance of 217,520 shares of common stock for services rendered to the company	$126,643	$–
Private placement expenses incurred but not yet paid as of June 30, 2015	$6,000	$–

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

The Company has sustained recurring net losses for several years. During the year ended June 30, 2015, the Company incurred a net loss from operations of $1,213,053 and used cash in operating activities of $773,793. As of June 30, 2015, cash and cash equivalents were $241,051, accounts receivable were $588,042, and current liabilities were $1,374,994. As of June 30, 2014, cash and cash equivalents were $202,380, accounts receivable were $531,049, and current liabilities were $1,095,877. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Until the Company achieves breakeven and profitable results, the Company will be required to pursue several options to manage cash flow and raise capital, including issuing debt or equity or entering into a strategic alliance. The sale of additional equity or convertible debt securities, if converted into common stock, would result in additional dilution to the Company’s current stockholders, and debt financing, if available, may involve restrictive covenants that could restrict our operations or finances. Financing may not be available in amounts or on terms acceptable to the Company, if at all. If the Company cannot raise funds on acceptable terms or achieve positive cash flow, the Company may not be able to continue to conduct operations, develop new products, grow market share, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements, any of which would negatively impact the Company’s business, operating results and financial condition.

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

(d)           Cash and Cash Equivalents

The Company includes in cash equivalents all highly liquid investments with original maturities of three months or less at the time of acquisition. Cash and cash equivalents of $241,051 and $202,380 at June 30, 2015 and 2014, respectively, consist primarily of cash at banks and money market funds. The Company maintains its cash and cash equivalents in bank deposit accounts that, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on its cash and cash equivalents.

(e)           Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and include material, labor and manufacturing overhead. The components of inventories at June 30, 2015 and 2014 are as follows:

	2015	2014
Raw material	$485,266	$445,210
Work-in-progress	388,503	385,601
Finished goods	199,487	158,067
	$1,073,256	$988,878

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

Depreciation expense was $21,271 and $19,168 for the years ended June 30, 2015 and 2014, respectively.

(g)           Significant Customers and Concentration of Credit Risk

Financial instruments that subject the Company to credit risk consist primarily of cash equivalents and trade accounts receivable. The Company places its investments with highly rated financial institutions. The Company has not experienced any losses on these investments to date. At June 30, 2015, receivables from the Company’s four largest customers were 38%, 13%, 12% and 10% of the total accounts receivable. At June 30, 2014, receivables from the Company’s three largest customers were 30%, 17% and 11%, of the total accounts receivable. No other customer accounted for more than 10% of the Company’s receivables as of June 30, 2015 and 2014. The Company has not experienced any material losses related to accounts receivable from individual customers. The Company generally does not require collateral or other security as a condition of sale, rather it relies on credit approval, balance limitation and monitoring procedures to control credit risk of trade account financial instruments. Management believes that allowances for doubtful accounts, which are established based upon review of specific account balances and historical experience, are adequate.

Revenues from the Company’s largest customers, as a percentage of total revenues, were as follows:

	Year Ended June 30
	2015	2014
Customer A	23%	21%
Customer B	15	14
Customer C	11	1
Customer D	9	21
All others	42	43
	100%	100%

No other customer accounted for more than 10% of the Company’s revenues in fiscal years 2015 and 2014.

(h)           Loss per Share

Basic income (loss) per share is computed by dividing net income or net loss by the weighted average number of shares of common stock outstanding during the period. Diluted income (loss) per share is computed by dividing net income or net loss by the weighted average number of shares of common stock outstanding during the period, plus the number of potentially dilutive securities outstanding during the period such as stock options and warrants. For the year ended June 30, 2015 and 2014, the effect of such securities was antidilutive and not included in the diluted calculation because of the net loss generated in those periods.

The following is the calculation of loss per share for the years ended June 30, 2015 and 2014:

	Year Ended June 30
	2015	2014

Net Loss– Basic and Diluted	$(1,178,793)	$(1,160,638)

Basic Weighted Average Shares Outstanding	6,272,264	4,455,134
Potentially Dilutive Securities	–	–
Diluted Weighted Average Shares Outstanding	6,272,264	4,455,134

Loss Per Share
Basic	$(0.19)	$(0.26)
Diluted	$(0.19)	$(0.26)

The number of shares issuable upon the exercise of outstanding stock options and warrants that were excluded from the computation as their effect was antidilutive was approximately 4,355,000 and 3,393,000 for the years ended June 30, 2015 and 2014, respectively.

(i)            Stock-Based Compensation

The measurement and recognition of compensation costs for all stock-based awards made to employees and the Board of Directors are based upon fair value over the requisite service period for awards expected to vest. The Company estimates the fair value of share-based awards on the date of grant using the Black-Scholes option-pricing model. Stock-based compensation costs recognized for the years ended June 30, 2015 and 2014 amounted to $125,675 and $141,033, respectively.

(j)            Patents

Patent costs are amortized using the straight-line method over the shorter of their legal or estimated useful lives, generally five to ten years. Amortization expense was $0 and $852 for the years ended June 30, 2015 and 2014, respectively.

In July 2011, the Company assigned all of its currently issued and pending patents, as well as new inventions that it conceives before July 28, 2012, to Intuitive Surgical Operations, Inc.

(k)           Fair Value of Financial Instruments

Financial instruments consist principally of cash and cash equivalents, accounts receivable and accounts payable. The estimated fair value of these financial instruments approximates their carrying value due to their short-term nature.

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

(m)          Warranty Costs

The Company does not incur future performance obligations in the normal course of business other than providing a standard one-year warranty on materials and workmanship to its customers (except in certain unusual and infrequently occurring situations where extended warranty terms beyond one year are negotiated with the customer). The Company provides for estimated warranty costs at the time product revenue is recognized. Warranty costs have been included as a component of cost of goods sold in the accompanying consolidated statements of operations. The following tables summarize warranty reserve activity for the years ended June 30, 2015 and 2014:

	2015	2014
Balance at beginning of period	$25,000	$25,000
Provision for warranty claims	32,477	11,917
Warranty claims incurred	(32,477)	(11,917)
Balance at end of period	$25,000	$25,000

(n)           Research and Development

Research and development expenses are charged to operations as incurred. The Company groups development and prototype costs and related reimbursements in research and development. For the years ended June 30, 2015 and 2014, research and development expense is shown net of reimbursements of $23,404 and $45,997, respectively, in the accompanying statements of operations.

(o)           Comprehensive Income

Comprehensive income or loss is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owners sources. The Company’s comprehensive loss or income for the years ended June 30, 2015 and 2014 was equal to its net loss for the same periods.

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

(s)           Recent Accounting Pronouncements

In July 2015, the Financial Accounting Standards Board ("FASB") issued new accounting guidance for measuring inventory.  The core principal of the guidance is that an entity should measure inventory at the lower of cost and net realizable value.  Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.  This guidance does not apply to inventory that is being measured using the Last-In, First-Out (LIFO) or the retail inventory method. The guidance is effective for financial statements issued for annual and interim periods beginning after December 15, 2016 on a prospective basis.  Early adoption is permitted.  The Company is currently evaluating the impact this will have on the consolidated financial statements.

On June 12, 2015, the FASB issued ASU 2015-10, Technical Corrections and Improvements, which amends a number of topics in the FASB Accounting Standards Codification. The update is a part of an ongoing project on the FASB’s agenda to facilitate Codification updates for non-substantive technical corrections, clarifications, and improvements that are not expected to have a significant effect on accounting practice or create a significant administrative cost to most entities. The ASU will apply to all reporting entities within the scope of the affected accounting guidance. Certain amendments in the update require transition guidance and are effective for all entities for fiscal years, and interim periods within those years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. The Company is currently evaluating the impact this will have on the consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”). ASU 2014-09 provides a single, comprehensive accounting model for revenues arising from contracts with customers that supersedes most of the existing revenue recognition guidance, including industry-specific guidance. Under this model, revenue is recognized at an amount that an entity expects to be entitled to upon transferring control of goods or services to a customer, as opposed to when risks and rewards transfer to a customer under existing revenue recognition guidance. ASU 201-09 is effective for the Company beginning in its fiscal year 2018, and may be applied retrospectively to all prior periods presented or through a cumulative adjustment to the opening retained earnings balance in the year of adoption. The Company is currently in the process of evaluating the impact of ASU 2014-09 on its consolidated financial statements.

(2)           COMMITMENTS

(a)           Related Party Transactions

The Company leases its main Gardner facility from a corporation owned by Mr. Richard E. Forkey, who resigned from our board of directors on July 9, 2014. The Company is currently a tenant-at-will, paying rent of $9,000 per month. Total rent expense paid or accrued to such related party was $108,000 in each of fiscal years 2015 and 2014, and is included in the Company’s accompanying consolidated statements of operations.

Transactions with Stockholders Known by the Company to Own 5% or More of the Company’s Common Stock

On July 1 through July 7, 2014, the Company closed agreements with institutional and accredited investors (the “Investors”) for the sale and purchase of 1,717,152 shares of the Company’s common stock, $0.01 par value at a purchase price of $0.60 per share. The Company received $1,030,291 in gross proceeds from the offering. The Company used the net proceeds from this placement for general working capital purposes. Of this amount, $50,000 was received in June 2014 and the remainder was received in July 2014.

In conjunction with the placement, the Company also entered into a registration rights agreement with the Investors, whereby the Company was obligated to file a registration statement with the Securities Exchange Commission on or before 45 calendar days after July 1, 2014 to register the resale by the investors of the 1,717,152 shares of the common stock purchased in the placement. Subsequent to the execution of the agreement, the parties agreed to extend the time period by which the Company was obligated to file a registration statement with the Securities Exchange Commission. The registration statement was filed with the Securities Exchange Commission on October 9, 2014, in accordance with the extended timetable, and became effective on October 30, 2014.

Pursuant to the above transaction, Mr. Arnold Schumsky purchased 83,334 shares of common stock in exchange for an aggregate price of $50,000 and MHW Capital Partners, LP purchased 125,000 shares of common stock in exchange for an aggregate price of $75,000. Arnold Schumsky and MHW Capital Partners, LP were beneficial owners of more than 5% of the Company’s outstanding common stock at the time of the transaction. Mr. Woodward is the principal of MHW Capital Partners, LP, and holds the power to vote and direct the disposition of the shares of common stock owned by MHW Partners, LP. Pursuant to the transaction described above, Mr. Woodward was subsequently appointed as Chairman of the Company’s Board of Directors on July 9, 2014.

(b)           Operating Lease Commitments

The Company has entered into operating leases for its office space and equipment that expire at various dates through fiscal year 2016. Total future minimum rental payments under all non-cancelable operating leases are $13,780 in fiscal year 2015.

Rent expense on operating leases, excluding the related party rent described above, was $58,077 and $68,232 for the years ended June 30, 2015 and 2014, respectively.

(3)           STOCKHOLDERS’ EQUITY

(a)           Stock Options

Stock-based compensation costs recognized during the year ended June 30, 2015 and 2014 amounted to $125,675 and $141,033 respectively, and were included in the accompanying consolidated statements of operations in: selling, general and administrative expenses (2015 — $107,300; 2014 — $134,800), cost of goods sold (2015 — $0; 2014 — $4,033), and research and development expenses, net (2015 — $18,375; 2014 — $2,200). No compensation has been capitalized because such amounts would have been immaterial. There was no net income tax benefit recognized related to such compensation for the years ended June 30, 2015 or 2014, as the Company is currently in a loss position. There were 714,000 stock options granted during the year ended June 30, 2015 and 9,000 stock options granted during the year ended June 30, 2014.

As of June 30, 2015, the unrecognized compensation costs related to options vesting in the future is $0. The Company uses the Black-Scholes option-pricing model as the most appropriate method for determining the estimated fair value for the stock awards. The Black-Scholes method of valuation requires several assumptions: (1) the expected term of the stock award; (2) the expected future stock volatility over the expected term; and (3) risk-free interest rate. The expected term represents the expected period of time the Company believes the options will be outstanding based on historical information. Estimates of expected future stock price volatility are based on the historic volatility of the Company’s common stock and the risk free interest rate is based on the U.S. Zero-Bond rate. The Company utilizes a forfeiture rate based on an analysis of the Company’s actual experience. The fair value of options at date of grant was estimated with the following assumptions for options granted in fiscal 2015:

Year Ended
June 30, 2015
Assumptions:
Option life	5.3 years
Risk-free interest rate	2.65%
Stock volatility	487%
Dividend yield	0
Weighted average fair value of grants	$0.73

Stock Option and Other Compensation Plans:

The type of share-based payments currently utilized by the Company is stock options.

The Company has various stock option and other compensation plans for directors, officers, and employees. The Company has the following stock option plans outstanding as of June 30, 2015: the Precision Optics Corporation, Inc. 2011 Equity Incentive Plan (the “2011 Plan”); the Precision Optics Corporation, Inc. 2006 Equity Incentive Plan (the “2006 Plan”), and the Precision Optics Corporation, Inc. Amended and Restated 1997 Incentive Plan (the “1997 Plan”). Vesting periods under the 2011 Plan, the 2006 Plan, and the 1997 Plan are at the discretion of the Board of Directors and typically average three to five years. Options under these Plans are granted at fair market value on the date of grant and have a term of ten years from the date of grant.

The 2011 Plan, which provides eligible participants (certain employees, directors, consultants, etc.) the opportunity to receive a broad variety of equity based and cash awards. Options granted vest and are exercisable for periods determined by the Board of Directors, not to exceed 10 years from the date of grant. On April 16, 2015, the Board of Directors approved an amendment to the 2011 Equity Incentive Plan which increased the maximum number of shares of the Company’s common stock that may be awarded under the Plan from 325,000 to 1,825,000, an increase of 1,500,000 shares. In connection therewith, on April 20, 2015, the Company filed a registration statement on Form S-8 to register the 1,500,000 shares of the Company’s common stock. At June 30, 2015, a total of 889,102 stock options are outstanding and 968,596 shares of common stock were available for future grants under the 2011 Plan.

The 2006 Plan, which provides eligible participants (certain employees, directors, consultants, etc.) the opportunity to receive a broad variety of equity based and cash awards. Options granted vest and are exercisable for periods determined by the Board of Directors, not to exceed 10 years from the date of grant. A total of 139,898 shares of common stock, including shares rolled forward from the 1997 Plan, have been reserved for issuance under the 2006 Plan. At June 30, 2015, a total of 139,898 stock options are outstanding and no shares of common stock are available for future grants under the 2006 Plan.

The 1997 Plan provided eligible participants (certain employees, directors, consultants, etc.) the opportunity to receive a broad variety of equity based and cash awards. Options granted vested and were exercisable for periods determined by the Board of Directors, not to exceed 10 years from the date of grant. Options for a total of 50,079 shares of common stock were outstanding at June 30, 2015 under the 1997 Plan, as amended and restated in fiscal year 2006. Upon the adoption of the 2006 Plan, no new awards were granted under the 1997 Plan. No shares are available for future grants under the 1997 Plan.

The following tables summarize stock option activity for the years ended June 30, 2015 and 2014:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Life
Outstanding at July 1, 2013	400,087	$4.49	6.27 years
Grants	9,000	$0.90
Outstanding at June 30, 2014	409,087	$4.41	6.27 years
Grants	714,000	$0.75
Cancellations	(44,008)	$18.04
Outstanding at June 30, 2015	1,079,079	$1.43	8.46 years

Information related to the stock options outstanding as of June 30, 2015 is as follows:

Range of Exercise Prices	Number of Shares	Weighted-Average Remaining Contractual Life (years)	Weighted-Average Exercise Price	Exercisable Number of Shares	Exercisable Weighted-Average Exercise Price
$0.73	319,000	9.89	$0.73	0	$0.73
$0.73	330,000	9.89	$0.73	110,000	$0.73
$0.90	35,000	9.03	$0.90	17,500	$0.90
$0.90	30,000	9.03	$0.90	30,000	$0.90
$1.20	207,800	6.68	$1.20	207,800	$1.20
$0.90	9,000	8.52	$0.90	9,000	$0.90
$0.85	9,000	7.52	$0.85	9,000	$0.85
$0.55	44,000	6.62	$0.55	44,000	$0.55
$0.27	40,000	6.04	$0.27	40,000	$0.27
$1.35	1,200	4.41	$1.35	1,200	$1.35
$1.25	1,200	3.41	$1.25	1,200	$1.25
$6.25	1,600	1.42	$6.25	1,600	$6.25
$7.75	1,200	2.41	$7.75	1,200	$7.75
$11.50	800	0.42	$11.50	800	$11.50
$13.75	49,279	0.86	$13.75	49,279	$13.75
$0.27–$20.75	1,079,079	8.46	$1.43	522,579	$2.17

The aggregate intrinsic value of the Company’s “in-the-money” outstanding and exercisable options as of June 30, 2015 was $40,980 and $30,200, respectively.

(b)           Warrants

As of June 30, 2015, there are warrants outstanding for the issuance of an aggregate of 3,270,444 shares of common stock, at a weighted average exercise price of $1.12 per share.

(c)            Sale of Stock

On July 1 through July 7, 2014, the Company closed on agreements with institutional and accredited investors (the “Investors”) for the sale and purchase of 1,717,152 shares of the Company’s common stock, $0.01 par value at a purchase price of $0.60 per share (the “Shares”). The Company received $1,030,291 in gross proceeds from the offering. The Company used the majority of the net proceeds from this placement for general working capital purposes. Of this amount, $50,000 was received in June 2014 and the remainder was received in July 2014.

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

In conjunction with the offering, certain anti-dilution provisions of the warrants issued in conjunction with the Company’s June 25, 2008 and September 28, 2012 financing transactions were triggered. As a result, the number of existing June 25, 2008 warrants increased from 430,678 to 493,398 and the related exercise price of the warrants decreased from $1.18 per share to $1.03 per share. Also, as a result of the offering, the number of existing September 28, 2012 warrants increased from 1,944,475 to 2,189,724 and 194,446 to 217,322, respectively, and the related exercise price decreased from $1.25 to $1.11 and from $0.95 to $0.85, respectively.

(4)            INCOME TAXES

The Company has identified its federal tax return and its state tax return in Massachusetts as “major” tax jurisdictions. The periods subject to examination for its federal and state income tax returns are the years ended in 2013 and thereafter. The Company believes its income tax filing positions and deductions will be sustained on audit and it does not anticipate any adjustments that would result in a material change to its financial position. Therefore, no liabilities for uncertain income tax positions have been recorded.

The provision for income taxes in the accompanying consolidated statements of operations consists of the minimum statutory state income tax liability of $912 for the years ended June 30, 2015 and 2014.

A reconciliation of the federal statutory rate to the Company’s effective tax rate for the fiscal years ended June 30, 2015 and 2014 is as follows

	2015	2014
Income tax expense (benefit) at federal statutory rate	(34.0)%	(34.0)%
Increase (decrease) in tax resulting from:
State taxes, net of federal benefit	(5.3)	(5.3)
Change in valuation allowance	36.9	15.0
Nondeductible items	0.2	0.3
Prior-year tax adjustments	(2.1)	14.0
Other	4.2	9.9
Effective tax rate	(0.1)%	(0.1)%

The components of deferred tax assets and liabilities at June 30, 2015 and 2014 are approximately as follows:

	2015	2014
Deferred tax assets:
Net operating loss carry forwards	$3,161,000	$2,747,000
Tax credit carry forwards	414,000	405,000
Reserves and accruals not yet deducted for tax purposes	305,000	286,000
Total deferred tax assets	3,880,000	3,438,000
Valuation allowance	(3,880,000)	(3,438,000)
Net deferred tax asset	$–	$–

The Company has provided a valuation allowance to reduce the net deferred tax asset to an amount the Company believes is “more likely than not” to be realized. The valuation allowance increased in fiscal 2015, as compared to the prior year, by approximately $442,000.

At June 30, 2015, the Company had federal and state net operating loss carry forwards of approximately $7,654,000 and $3,100,000, respectively, which will, if not used, expire at various dates from 2016 through 2034. In addition, the Company had net operating loss carry forwards from its Hong Kong operations of approximately $2,252,000, which carry forward indefinitely.

(5)            PROFIT SHARING PLAN

The Company has a defined contribution 401(k) profit sharing plan. Employer profit sharing and matching contributions to the plan are discretionary. No employer profit sharing or matching contributions were made to the plan in fiscal years 2015 and 2014.

(6)            SALE OF ASSETS

In fiscal year 2015, the Company sold equipment that was previously written off for proceeds totaling $27,075 and recorded a gain of $27,075.  In fiscal year 2014, the Company sold equipment that was previously written off for proceeds totaling $14,028 and recorded a gain of $14,028. These gains are included within operating expenses in the accompanying consolidated statements of operations.

(7)            OTHER INCOME

Other income in the amount of $35,172 for the year ended June 30, 2015 represents non-cash gains on the settlement of liabilities for services rendered to the Company, by issuing 82,222 shares of common stock in January and 45,000 shares in May 2015. The non-cash gain is the difference between the recorded amount of the liabilities and the value of the stock when issued.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.  CONTROLS AND PROCEDURES.

Management’s Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and our Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures, including internal control over financial reporting, were not effective, as of June 30, 2015, to ensure the information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended (i) is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are intended to be designed to provide reasonable assurance that such information is accumulated and communicated to our management.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting as of June 30, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on our evaluation, our management concluded that our internal control over financial reporting was not effective as of June 30, 2015.

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

We believe that the step outlined above strengthens our internal control over financial reporting and mitigates the material weakness described above. As part of our 2015 assessment of internal control over financial reporting, our management has evaluated this additional control and has determined that it is operating effectively.

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

To address and remediate the material weakness in internal control over financial reporting described above, beginning in the quarter ended September 30, 2009 and continuing through the year ended June 30, 2015, we implemented procedures to improve our inventory controls and documentation surrounding inventory valuation for overhead rates, and performed procedures to ensure that the pricing of inventory items was consistent with the supporting documentation. We believe that the step outlined above strengthens our internal control over financial reporting and mitigates the material weakness described above.

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

ITEM 9B.  OTHER INFORMATION.

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Identification of Directors

Set forth below is certain information with respect to the individuals who are our directors as of September 15, 2015.

Name	Age	Position(s) or Office(s) Held
Joseph N. Forkey	47	Chief Executive Officer, President, Treasurer and Director
Donald A. Major	54	Executive Vice President for Corporate Development and Director
Richard B. Miles	72	Director
Joel R. Pitlor	72	Director
Kenneth S. Schwartz	70	Director
Peter H. Woodward	42	Chairman of the Board of Directors

Board Composition. Our Board of Directors is divided into three classes that are as nearly equal in number as possible, with each class serving for a staggered term of office. Only one class is elected each year. Each director serves a three year term and until his or her successor has been duly elected and qualified. Our Board currently consists of six directors. Our Class I directors are Peter H. Woodward and Kenneth S. Schwartz. Our Class II directors are Joel R. Pitlor and Donald A. Major. Our Class III directors are Joseph N. Forkey and Richard Miles.

Biographies and Qualifications of Our Directors. The biographies of our directors and certain information regarding each director’s experience, attributes, skills and/or qualifications that led to the conclusion that the individual should be serving as a director of our Company are as follows:

Dr. Joseph N. Forkey

Dr. Joseph N. Forkey, son of Richard E. Forkey, has served as our Chief Executive Officer, President and Treasurer since February 8, 2011. Dr. Forkey has been a member of our Board of Directors since 2006.  He served as our Chairman of our Board of Directors from February 2011 to July 2014. He served as our Executive Vice President and Chief Scientific Officer from April 2006 to February 2011, and held the position of our Chief Scientist from September 2003 to April 2006. Since joining us, he has been involved in general technical and management activities of our Company, as well as investigations of opportunities that leverage our newly developed technologies. Dr. Forkey holds B.A. degrees in Mathematics and Physics from Cornell University, and a Ph.D. in Mechanical and Aerospace Engineering from Princeton University. Prior to joining us, Dr. Forkey spent seven years at the University of Pennsylvania Medical School as a postdoctoral fellow and research staff member. Dr. Forkey is a valuable member of our Board due to his depth of scientific, operating, strategic, transactional, and senior management experience in our industry. Additionally, Dr. Forkey has held positions of increasing responsibility at our Company and holds an intimate knowledge of our Company due to his longevity in the industry and with us.

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

Peter H. Woodward

Mr. Woodward was appointed to our Board effective July 9, 2014 and as chairman of the Board in connection with the sale and purchase agreement we entered into in July 2014. Mr. Woodward is the founder of MHW Capital Management, LLC, or MHW, a position he has held since September 2005. MHW specializes in large equity investments in public companies implementing operating strategies to significantly improve their profitability. From 1996 to 2005, Mr. Woodward was the Managing Director for Regan Fund Management, LLC. He currently serves as the President and Chief Executive Officer and Director of Cartesian, Inc. and Chairman of the Board and member of the Audit Committee for TSS, Inc. Mr. Woodward holds a BA in economics from Colgate University and a Masters of International Affairs with a concentration in international economics and finance from Columbia University. He is also a Chartered Financial Analyst.

Richard E. Forkey

Mr. Richard E. Forkey currently serves as Founder and Director Emeritus. Effective February 8, 2011, Mr. Forkey resigned as Chief Executive Officer, President, and Treasurer of our Company, and effective July 9, 2014, he resigned as Director. He had served as a Director and Chief Executive Officer since he founded our Company in 1982.

Identification of Executive Officers

Set forth below is certain information with respect to the individuals who are our executive officers as of September 15, 2015.

Name	Age	Position(s) or Office(s) Held
Joseph N. Forkey	47	Chief Executive Officer, President, Treasurer and Director
Jack P. Dreimiller	67	Senior Vice President, Finance and Chief Financial Officer
Donald A. Major	54	Executive Vice President for Corporate Development and Director

Biographies and Qualifications of Our Executive Officers. The biographies of our executive officers and certain information regarding each officer’s experience, attributes, skills and/or qualifications that led to the conclusion that the individual should be serving as an executive officer of our Company are as follows:

Dr. Joseph N. Forkey

For Dr. Forkey’s full biography, please refer to page 31 in the section entitled “Biographies and Qualifications of Our Directors.”

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

Donald A. Major

For Mr. Major’s full biography, please refer to page 31 in the section entitled “Biographies and Qualifications of Our Directors.”

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

Based solely upon a review of reports provided to us by our officers and directors, we believe that, during the fiscal year ended June 30, 2015, no person required to file reports under Section 16(a) of the Securities Exchange Act of 1934 failed to file such reports on a timely basis during such fiscal year.

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

ITEM 11.  EXECUTIVE COMPENSATION.

Executive Compensation

Summary Executive Compensation

The following table sets forth all compensation for our fiscal years ended June 30, 2015 and 2014 awarded to, earned by, or paid to our Principal Executive Officer, our most highly compensated executive officer and our most highly compensated employee, all of which are referred to herein as the “Named Executive Officers.” No other executive officer earned over $100,000 in the last completed fiscal year.

Summary Executive Compensation Table for the Fiscal Years Ended June 30, 2015 and 2014

Name and Principal Position	Year June 30,	Salary ($)		Bonus ($)		Stock Awards ($)	Option Awards ($) (1)		All Other Compensation (4)	Total ($)
Joseph N. Forkey	2015	120,000		0		0	0		0	120,000
Director,	2014	120,000		0		0	0		0	120,000
Chief Executive Officer,
President and Treasurer
Donald A. Major	2015	69,000	(2)	0		27,000	43,800	(3)	2,000	141,800
Executive Vice President for	2014	30,078		0		0	29,700		1,250	34,028
Corporate Development and
Director
Richard G. Cyr	2015	145,000		16,137	(4)	0	18,250		0	179,387
Optics Laboratory Manager	2014	145,000		26,374	(4)	0	0		0	171,374

(1)	Represents the aggregate grant date fair value of stock option awards granted in the respective fiscal year as computed in accordance with FASB ASC Topic 718, Compensation — Stock Compensation. The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option valuation model. A discussion of the assumptions used in calculating the amounts in this column may be found in the Notes to our audited consolidated financial statements for the year ended June 30, 2015 set forth in this Annual Report on Form 10-K. These amounts do not represent the actual amounts paid to or realized by the directors during the fiscal year ended June 30, 2015.

(2)

Don Major has been a Director of the Company since 2005. Since 2012, he has consulted to the Company. Beginning January 2015, his compensation was increased concurrent with his increased responsibilities as an on-site consultant, on a quarter-by-quarter basis for as long as mutually agreed to by the Company and Mr. Major. Mr. Major’s compensation consisted of: (a) $2,000 earned as compensation for his services as a member of our Board of Directors, (b) $69,000 earned as salary compensation for his services as our Executive Vice President for Corporate Development, and (c) 45,000 shares of restricted stock earned for his services rendered to the Company valued at $0.60 per share or $27,000 in the aggregate.

(3)	On September 23, 2014, we granted Mr. Major an option to purchase 30,000 shares of our common stock as compensation for services rendered to us as Executive Vice President of Corporate Development. The option expires September 23, 2024 and the exercise price is $0.90 per share. On May 18, 2015, we granted Mr. Major an option to purchase 60,000 shares of our common stock as compensation for services rendered to us as a Director. These options vest in three installments: one-third vested immediately on the date of grant; one-third vests in one year on May 18, 2016; the remaining one-third vests in two years on May 18, 2017. The options have an exercise price of $0.73 and expire on May 18, 2025.

(4)	Represents a performance award for the respective fiscal year.

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

Outstanding Equity Awards at Fiscal Year-End Table for the Fiscal Year Ended June 30, 2015

The following table shows grants of options outstanding on June 30, 2015, the last day of our fiscal year, to each of the Named Executive Officers named in the Summary Executive Compensation Table.

Name	Number of securities underlying unexercised options exercisable		Number of securities underlying unexercised options unexercisable		Option exercise price ($)	Option expiration date
Joseph N. Forkey	600		0		13.75	05	/09/2016
	11,208		0		13.75	05	/09/2016
	17,520		0		1.11	09	/28/2017
	150,000		0		1.20	03	/02/2022

Donald A. Major	400		0		11.50	11	/29/2015
	400		0		13.75	05	/09/2016
	400		0		6.25	11	/28/2016
	21,898		0		1.11	09	/28/2017
	400		0		7.75	11	/27/2017
	400		0		1.25	11	/25/2018
	400		0		1.35	11	/24/2019
	27,600		0		1.20	03	/02/2022
	3,000		0		0.85	01	/02/2023
	3,000		0		0.90	01	/02/2024
	30,000		0		0.95	07	/09/2024
	20,000	(1)	40,000	(1)	0.73	05	/18/2025

Richard G. Cyr	10,200		0		13.75	05	/09/2016
	2,500		0		0.55	05	/09/2016
	40,000		0		0.27	07	/14/2021
	5,000	(2)	20,000	(2)	0.73	05	/18/2025

(1)	The options were granted on May 18, 2015. These options vest in three installments: one-third vested immediately on the date of grant; one-third vests in one year on May 18, 2016; the remaining one-third vests in two years on May 18, 2017.

(2)	The options were granted on May 18, 2015. 5,000 shares vested on August 18, 2015. The remaining 20,000 shares will vest in accordance with the achievement of specified performance criteria.

Profit Sharing and 401(k) Plan

We have a defined contribution 401(k) profit sharing plan. Employer profit sharing and matching contributions to the plan are discretionary. No employer profit sharing contributions were made to the plan in fiscal years 2015 and 2014. No employer matching contributions were made to the plan in fiscal years 2015 and 2014.

Director Compensation

The following table sets forth cash amounts and the value of other compensation paid to our directors, but does not include the compensation of Dr. Joseph N. Forkey, our Chief Executive Officer, President, Treasurer, as his compensation is reflected in the Summary Executive Compensation Table. During the fiscal year ended June 30, 2015, our Board of Directors determined that Dr. Joseph N. Forkey and Mr. Richard E. Forkey were our employee directors and, therefore, would not earn any fees related to service on our Board.

Director Compensation Table for the Fiscal Year Ended June 30, 2015

Name of Director	Fees earned or paid in cash ($)(1)	Option awards ($) (2) (3)	All other compensation ($)		Total ($)
Richard E. Forkey (4)	0	0	96	(5)	96
Donald A. Major *	*	*	*		*
Richard B. Miles	2,000	43,800	0		45,800
Joel R. Pitlor	1,500	43,800	0		45,300
Kenneth S. Schwartz	1,250	43,800	0		45,050
Peter H. Woodward	1,500	65,700			67,200

*	Mr. Major’s compensation is disclosed above in the Summary Executive Compensation Table. Mr. Donald A Major, although an officer of the Company continues to earn fees for his services as a director.

(1)	Under our director compensation plan, each director receives $250 per board or committee meeting that the director attends. We also reimburse our directors for travel expenses. As our Board has determined that Dr. Joseph N. Forkey and Mr. Richard E. Forkey are employees of our Company, Dr. Forkey and Mr. Forkey do not earn any fees related to service on our Board of Directors.

(2)	Represents the aggregate grant date fair value of stock option awards granted in the respective fiscal year as computed in accordance with FASB ASC Topic 718, Compensation — Stock Compensation. The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option valuation model. A discussion of the assumptions used in calculating the amounts in this column may be found in the Notes to our audited consolidated financial statements for the year ended June 30, 2015 set forth in this Annual Report on Form 10-K. These amounts do not represent the actual amounts paid to or realized by the directors during the fiscal year ended June 30, 2015.

(3)	On May 18, 2015, we granted Messrs. Major, Miles, Pitlor and Schwartz options to purchase 60,000 shares of our common stock and granted Mr. Woodward an option to purchase 90,000 shares of our common stock. These options were fully vested as of the date of grant, have an exercise price of $0.73 and expire on May 18, 2025.

(4)	Mr. Forkey served as our Chief Executive Officer until February 8, 2011 and as a Director until July 9, 2014. He currently serves as the Founder and Director Emeritus.

(5)	Mr. Forkey’s compensation consisted of $96 earned as salary compensation for his services in the executive position of Advisor to the Chief Executive Officer.

Narrative to Director Compensation Table

Under our director compensation plan, each director receives $250 per board or committee meeting that the director attends. We also reimburse our directors for travel expenses.

On May 18, 2015, as a one-time grant, we granted Messrs. Major, Miles, Pitlor and Schwartz options to purchase 60,000 shares of our common stock and granted Mr. Woodward an option to purchase 90,000 shares of our common stock. These options vest in three installments: one-third vested immediately on the date of grant; one-third vests in one year on May 18, 2016; the remaining one-third vests in two years on May 18, 2017.The options have an exercise price of $0.73 and expire on May 18, 2025.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following tables set forth information regarding our common stock owned as of the close of business on September 25, 2015 by the following persons: (i) each person who is known by us to own beneficially more than 5% of our common stock, (ii) each of our directors who beneficially owns our common stock, (iii) each of our Named Executive Officers who beneficially own our common stock and (iv) all executive officers and directors, as a group, who beneficially own our common stock. The information on beneficial ownership in the table and footnotes thereto is based upon data furnished to us by, or on behalf of, the persons listed in the table.

We have determined beneficial ownership in accordance with the rules of the SEC. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons and entities named in the table below have sole voting and investment power with respect to all shares of common stock that they beneficially own, subject to applicable community property laws.

In computing the number of shares of common stock beneficially owned by a person and the percentage ownership of that person, we deemed outstanding shares of common stock subject to options held by that person or group that are currently exercisable or exercisable within 60 days after September 25, 2015. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person or group.

Stockholders Known by Us to Own Over 5% of Our Common Stock

	Amount of beneficial ownership (1)			Percent of
Name and Address of Beneficial Owner	Shares Owned	Shares – Rights to Acquire	Total Number	Shares Beneficially Owned (2)

AWM Investment Company, Inc. (3) c/o Special Situations Funds 527 Madison Avenue, Suite 2600 New York, NY 10022	1,269,213	1,325,131	2,594,344	33.6%

MHW Partners, L.P. (4) 150 East 52 nd Street 30 th Fl. New York, New York 10022	351,700	168,386	520,086	7.9%

DAFNA Capital Management LLC (5) 10990 Wilshire Boulevard, Suite 1400 Los Angeles, CA 90024	311,537	306,557	695,446	9.2%

Alpha Capital Anstalt (6) 150 Central Park South New York, New York 10019	277,778	218,970	496,748	7.5%

Hershey Strategic Capital, LP (7) 888 7 th Ave., 17 th Floor New York, New York 10019	1,166,667	0	1,166,667	18.3%

(1)	Represents shares with respect to which each beneficial owner listed has or will have, upon acquisition of such shares upon exercise or conversion of options, warrants, conversion privileges or other rights exercisable within 60 sixty days, sole voting and investment power. For the purposes of this table, we have not assumed the limitations on exercise set forth in certain warrants, which limit the number of shares of common stock that the holder, together with all other shares of common stock beneficially owned by such person, does not exceed 4.999% of the total outstanding shares of common stock.

(2)	As of September 25, 2015, there were 6,389,806 shares of our common stock issued and outstanding. Percentages are calculated on the basis of the amount of issued and outstanding common stock plus, for each person or group, any securities that such person or group has the right to acquire within 60 days pursuant to options, warrants, conversion privileges or other rights.

(3)	We relied, in part, on a Schedule 13G filed with the SEC on January 29, 2015 and a Form 4 filed on February 8, 2015 by AWM Investment Company, Inc. for this information.

AWM Investment Company, Inc., a Delaware corporation is the investment adviser to Special Situations Fund III QP, L.P., Special Situations Cayman Fund, L.P. and Special Situations Private Equity Fund, L.P. Austin W. Marxe, David M. Greenhouse and Adam C. Stettner are the controlling principals of AWM Investment Company, Inc. Messrs. Marxe, Greenhouse and Stettner are members of Special Situations Cayman, L.L.C., a Delaware limited liability company and the general partner of Special Situations Cayman Fund; MGP Advisers Limited Partnership, a Delaware limited partnership and the general partner of Special Situations Fund III QP; and MG Advisers, L.L.C., a New York limited liability company and the general partner of Special Situations Private Equity Fund.

Special Situations Cayman Fund owns 1 share of common stock. Special Situations Fund III QP owns 934,212 shares of common stock; 3,630,000 warrants to purchase 246,699 shares of common stock, expiring May 11, 2017; warrants to purchase 481,733 shares of common stock, expiring September 28, 2017; and warrants to purchase 175,000 shares of common stock, expiring February 12, 2016. Special Situations Private Equity Fund owns 335,000 shares of common stock; 3,630,000 warrants to purchase 246,699 shares of common stock, expiring May 11, 2017; and warrants to purchase 175,000 shares of common stock, expiring February 12, 2016. AWM Investment Company has the power to vote and direct the disposition of all shares of common stock and warrants owned by Special Situations Cayman Fund, Special Situations Fund III QP, and Special Situations Private Equity Fund.

AWM Investment Company, Messrs. Marxe, Stettner and Greenhouse are deemed to beneficially own a total of 1,269,213 shares of common stock; 7,230,000 warrants to purchase an aggregate of 493,398 shares of common stock, expiring May 11, 2017; warrants to purchase 481,733 shares of common stock, expiring September 28, 2017; and warrants to purchase 350,000 shares of common stock, expiring February 12, 2016. However, the aggregate number of shares of common stock into which 481,733 warrants of the total warrants held by Special Situations Fund III QP are exercisable, and which AWM Investment Company, Messrs. Marxe, Stettner and Greenhouse have the right to acquire beneficial ownership, is limited to the number of shares of common stock that, together with all other shares of common stock beneficially owned by AWM Investment Company, Messrs. Marxe, Stettner and Greenhouse, does not exceed 4.999% of the total outstanding shares of common stock. Accordingly, the 481,733 warrants expiring September 28, 2017 are not currently exercisable into common stock until the actual shares of common stock held by AWM Investment Company, Messrs. Marxe, Stettner and Greenhouse is less than 4.999% of the total outstanding shares of common stock. Special Situations Fund III QP may waive this 4.999% restriction with 61 days’ notice to us. Mr. Marxe holds an additional 204 shares of common stock that may be acquired by Mr. Marxe as an individual upon the exercise of outstanding stock options. AWM Investment Company disclaims beneficial ownership for the shares and warrants.

(4)

We relied, in part, on a Schedule 13D jointly filed with the SEC on July 24, 2014 by MHW Partners, L.P., MHW Capital, LLC, MHW Capital Management, LLC and a Form 4 filed by Peter H. Woodward on July 2, 2015 for this information.

MHW Partners, L.P. is a Delaware limited partnership. MHW Capital, LLC is a Delaware limited liability company. MHW Capital Management, LLC is a Delaware limited liability company. MHW Capital, LLC is the general partner of MHW Partners, L.P. Mr. Woodward is the principal of MHW Capital Management, LLC and MHW Capital, LLC and in such capacity, Mr. Woodward holds the power to vote and direct the disposition of all shares of common stock owned by MHW Partners, L.P. MHW Partners, L.P., MHW Capital, LLC, MHW Capital Management, LLC and Mr. Woodward share the power to vote and direct the disposition of all shares of common stock owned by MHW Partners, L.P. Mr. Woodward is a citizen of the United States and our current Chairman of our Board of Directors.

MHW Partners, L.P. beneficially owns 351,700 shares of common stock, and 168,386 shares that may be acquired upon the exercise of outstanding warrants. However, the aggregate number of shares of common stock into which such warrants are exercisable, and which MHW Partners, L.P. has the right to acquire beneficial ownership, is limited to the number of shares of common stock that, together with all other shares of common stock beneficially owned by MHW Partners, L.P., does not exceed 4.999% of the total outstanding shares of common stock. Accordingly, such warrants are not currently exercisable into common stock until the actual shares of common stock held by MHW Partners, L.P. is less than 4.999% of the total outstanding shares of common stock. MHW Partners, L.P. may waive this 4.999% restriction with 61 days’ notice to us.

38

(5)

We relied, in part, on a Schedule 13G jointly filed with the SEC on February 13, 2015 by DAFNA Capital Management, LLC, Nathan Fischel and Fariba Ghodsian for this information.

DAFNA Capital Management, LLC is a Delaware limited liability company. DAFNA Capital Management is the investment adviser of DAFNA LifeScience, L.P., DAFNA LifeScience Market Neutral, L.P. and DAFNA LifeScience Select, L.P. DAFNA Capital Management, LLC in its capacity as investment adviser to DAFNA LifeScience Market Neutral, DAFNA LifeScience Select, and DAFNA LifeScience, may be deemed to be the beneficial owner of the shares owned by DAFNA LifeScience Market Neutral, DAFNA LifeScience Select, and DAFNA LifeScience, as in its capacity as investment adviser it has the power to dispose, direct the disposition of, and vote the shares of the issuer owned by DAFNA LifeScience Market Neutral, DAFNA LifeScience Select, and DAFNA LifeScience. Nathan Fischel and Fariba Ghodsian are part-owners of DAFNA Capital Management and managing members of DAFNA Capital Management. As controlling persons of DAFNA Capital Management, Drs. Fischel and Ghodsian may each respectively be deemed to beneficially own the shares owned by DAFNA LifeScience Market Neutral, DAFNA LifeScience Select, and DAFNA LifeScience. Nathan Fischel is a citizen of Austria and a United States permanent resident. Fariba Ghodsian is a citizen of the United States. Pursuant to Rule 13d-4, Drs. Fischel and Ghodsian disclaim beneficial ownership of the securities.

DAFNA Capital Management beneficially owns 311,537 shares of common stock, in the aggregate. DAFNA Capital Management holds common stock purchase warrants exercisable into 306,557 shares of common stock, in the aggregate. DAFNA LifeScience Market Neutral owns 77,778 shares of common stock and 61,312 shares that may be acquired upon the exercise of outstanding warrants. DAFNA LifeScience Select owns 200,000 shares of common stock and 157,657 shares that may be acquired upon the exercise of outstanding warrants. DAFNA LifeScience owns 111,111 shares of common stock and 87,588 shares that may be acquired upon the exercise of outstanding warrants. However, the aggregate number of shares of common stock into which such warrants are exercisable, and which DAFNA Capital Management has the right to acquire beneficial ownership, is limited to the number of shares of common stock that, together with all other shares of common stock beneficially owned by DAFNA Capital Management, does not exceed 4.999% of the total outstanding shares of common stock. Accordingly, such warrants are not currently exercisable into common stock until the actual shares of common stock held by DAFNA Capital Management is less than 4.999% of the total outstanding shares of common stock. DAFNA LifeScience Market Neutral, DAFNA LifeScience Select, and DAFNA LifeScience may waive this 4.999% restriction with 61 days’ notice to us.

(6)	Alpha Capital Anstalt beneficially owns 277,778 shares of common stock and 218,970 shares that may be acquired upon the exercise of outstanding warrants. However, the aggregate number of shares of common stock into which such warrants are exercisable, and which Alpha Capital Anstalt has the right to acquire beneficial ownership, is limited to the number of shares of common stock that, together with all other shares of common stock beneficially owned by Alpha Capital Anstalt, does not exceed 4.999% of the total outstanding shares of common stock. Accordingly, such warrants are not currently exercisable into common stock until the actual shares of common stock held by Alpha Capital Anstalt is less than 4.999% of the total outstanding shares of common stock. Alpha Capital Anstalt may waive this 4.999% restriction with 61 days’ notice to us.

(7)

We relied, in part, on the Schedule 13D and Form 3 jointly filed by Hershey Strategic Capital, LP, Hershey Management I, LLC and Hershey Strategic Capital GP, LLC on July 11, 2014 for this information.

Hershey Management I, LLC, a Delaware limited liability company, is the investment advisor of Hershey Strategic Capital, LP, a Delaware limited partnership. Hershey Strategic Capital GP, LLC, a Delaware limited liability company, is the general partner of Hershey Strategic Capital, LP. Adam Hershey is the sole managing member of both Hershey Management I, LLC and Hershey Strategic Capital GP, LLC. As the investment advisor, Hershey Management I, LLC has the voting and dispositive power with respect to all of the shares of Common Stock owned by Hershey Strategic Capital, LP. On July 9, 2014, Richard E. Forkey resigned as a director and Hershey Strategic Capital, LP designated Peter H. Woodward and Dr. Kenneth S. Schwartz to our Board of Directors and such designees were so appointed.

Pursuant to the securities purchase agreement among us and several investors dated July 1, 2014, Hershey Strategic Capital, LP is entitled to designate two members of our Board of Directors, one of whom will be Chairman. If either of the directors designated by Hershey Strategic Capital, LP resigns from the Board of Directors before the third anniversary of the closing date of the transaction reflected in the purchase agreement, Hershey Strategic Capital, LP has the right to appoint an additional member of our Board of Directors, provided that funds and accounts managed Hershey Strategic Capital, LP at such time own more than one-half the number of shares purchased by Hershey Strategic Capital, LP in the transaction.

Hershey Strategic Capital, LP beneficially owns 1,166,667 shares of common stock. Hershey Strategic Capital, LP is managed by Adam Hershey, and in such capacity, Mr. Hershey holds the power to vote and direct the disposition of all shares of common stock owned by Hershey Strategic Capital, LP. Hershey Management I disclaims beneficial ownership in the shares.

Officers and Directors

		Amount of beneficial ownership (2)			Percent of
Name and address of beneficial owner (1)	Nature of beneficial ownership	Shares Owned	Shares – Rights to Acquire	Total Number	Shares Beneficially Owned (3)
Joseph N. Forkey (4)	Chief Executive Officer, President, Treasurer and Director	33,620	179,328	212,948	3.2%

Jack P. Dreimiller (5)	Senior Vice President and Chief Financial Officer	583	15,000	15,583	*

Donald A. Major (6)	Executive Vice President for Corporate Development and Director	80,778	107,898	188,676	2.9%

Richard E. Forkey (7)	Advisor to the Chief Executive Officer and Director Emeritus	212,993	36,842	249,835	3.9%

Richard B. Miles (8)	Director	15,112	44,021	59,133	*

Joel R. Pitlor (9)	Director	205,395	45,978	251,373	3.9%

Richard G. Cyr (10)	Optics Laboratory Manager	0	55,200	55,200	*

Peter H. Woodward (11)	Chairman of the Board of Directors	351,700	198,386	550,086	8.4%

Kenneth S. Schwartz (12)	Director	0	20,000	20,000	*

All directors and executive officers as a group		900,181	702,653	1,602,834	22.6%

_________________

* Percentage of shares beneficially owned does not exceed one percent of issued and outstanding shares of stock.

(1)	Unless otherwise stated, the address of each beneficial owners listed on the table is c/o Precision Optics Corporation, Inc., 22 East Broadway, Gardner, MA 01440.

(2)	Represents shares with respect to which each beneficial owner listed has or will have, upon acquisition of such shares upon exercise or conversion of options, warrants, conversion privileges or other rights exercisable within 60 sixty days, sole voting and investment power.

(3)	As of September 25, 2015, we had 6,389,806 shares of our common stock issued and outstanding. Percentages are calculated on the basis of the amount of issued and outstanding common stock plus, for each person or group, any securities that such person or group has the right to acquire within 60 days of September 25, 2015 pursuant to options, warrants, conversion privileges or other rights.

(4)	Dr. Forkey is a member of our Board of Directors and serves as our Chief Executive Officer, President and Treasurer. Dr. Forkey’s beneficial ownership consists of (a) 33,620 shares of common stock held in joint ownership with his wife, Heather Forkey, with whom he shares voting and dispositive control, (b) 17,520 shares of common stock that may be acquired upon the exercise of outstanding warrants, and (c) 161,808 shares of common stock that may be acquired upon the exercise of outstanding stock options.

(5)	Mr. Dreimiller is our Senior Vice President and Chief Financial Officer. Mr. Dreimiller’s beneficial ownership consists of (a) 583 shares of common stock, and (b) 15,000 shares of common stock that may be acquired upon the exercise of outstanding stock options.

(6)	Mr. Major is our Executive Vice President for Corporate Development and a member of our Board of Directors. Mr. Major’s beneficial ownership consists of (a) 80,778 shares of common stock, (b) 21,898 shares of common stock that may be acquired upon the exercise of outstanding warrants and (c) 86,000 shares of common stock that may be acquired upon the exercise of outstanding stock options.

(7)	Mr. Forkey is our Director Emeritus. He served as our Chief Executive Officer until February 8, 2011, and Director until July 9, 2014. Mr. Forkey’s beneficial ownership consists of (a) 212,993 shares of common stock, (b) 21,898 shares of common stock that may be acquired upon the exercise of outstanding warrants, and (c) 14,944 shares of common stock that may be acquired upon the exercise of outstanding stock options.

(8)	Mr. Miles is a member of our Board of Directors. Mr. Miles’ beneficial ownership consists of (a) 15,112 shares of common stock, (b) 8,421 shares that may be acquired upon the exercise of outstanding warrants, and (c) 35,600 shares of common stock that may be acquired upon the exercise of outstanding stock options.

(9)	Mr. Pitlor is a member of our Board of Directors. Mr. Pitlor’s beneficial ownership consists of (a) 205,395 shares of common stock, (b) 10,000 shares that may be acquired upon the exercise of outstanding warrants, and (c) 35,978 shares of common stock that may be acquired upon the exercise of outstanding stock options.

(10)	Mr. Cyr is our Optics Laboratory Manager and is considered a “named executive officer” as defined in Item 402(a)(3) of Regulation S-K. Mr. Cyr’s beneficial ownership consists of (a) 0 shares of common stock, and (b) 55,200 shares of common stock that may be acquired upon the exercise of outstanding stock options.

(11)	Mr. Peter Woodward is the Chairman of our Board of Directors. Mr. Woodward is the managing member and general partner of MHW Partners and in such capacity, Mr. Woodward holds the power to vote and direct the disposition of all shares of common stock owned by MHW Partners. On July 2, 2014, MHW Partners purchased 125,000 shares of common stock. On September 28, 2012, MHW Partners purchased 222,223 shares of our common stock, and warrants to purchase up to 168,386 shares of our common stock at an exercise price of $1.11 per share, subject to adjustment and a call provision if certain market price targets are reached, and an expiration date of September 28, 2017. Mr. Woodward’s beneficial ownership consists of (a) 351,700 shares of common stock held through MHW Partners, L.P., and (b) 168,386 shares of common stock that may be acquired upon the exercise of outstanding warrants held through MHW Partners, L.P., and (c) 30,000 shares of common stock which may be acquired upon the exercise of outstanding stock options.

(12)	Mr. Kenneth Schwartz is a member of our Board of Directors. Mr. Schwartz’s beneficial ownership consists of 20,000 shares that may be acquired upon the exercise of outstanding stock options.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Certain Relationships and Related Transactions

We lease our main facility in Gardner, Massachusetts from Equity Assets, Inc., a company wholly-owned by Mr. Richard E. Forkey, our Director Emeritus and our former Director and Chief Executive Officer until July 9, 2014. We are currently a tenant-at-will, paying rent of $9,000 per month, or an aggregate of $108,000 per year, for each of fiscal years 2015 and 2014.

Transactions with Stockholders Known by Us to Own 5% or More of Our Common Stock

On July 1 through July 7, 2014, we closed agreements with institutional and accredited investors for the sale and purchase of 1,717,152 shares of our common stock, $0.01 par value at a purchase price of $0.60 per share. We received $1,030,291 in gross proceeds from the offering. We used the net proceeds from this placement for general working capital purposes. Of this amount, $50,000 was received in June 2014 and the remainder was received in July 2014.

In conjunction with the placement, we also entered into a registration rights agreement with the investors, whereby we were obligated to file a registration statement with the Securities Exchange Commission on or before 45 calendar days after July 1, 2014 to register the resale by the investors of the 1,717,152 shares of the common stock purchased in the placement. Subsequent to the execution of the agreement, the parties agreed to extend the time period by which we were obligated to file a registration statement with the Securities Exchange Commission. The registration statement was filed with the Securities Exchange Commission on October 9, 2014, in accordance with the extended timetable, and became effective on October 30, 2014.

Pursuant to the above transaction, Mr. Arnold Schumsky purchased 83,334 shares of our common stock for an aggregate price of $50,000 and MHW Capital Partners, LP purchased 125,000 shares of our common stock for an aggregate price of $75,000. Arnold Schumsky and MHW Capital Partners, LP were beneficial owners of more than 5% of our outstanding common stock at the time of the transaction. Mr. Woodward is the principal of MHW Capital Partners, LP, and holds the power to vote and direct the disposition of the shares of common stock owned by MHW Partners, LP. Pursuant to the transaction described above, Mr. Woodward was subsequently appointed as Chairman of our Board of Directors on July 9, 2014.

Director Independence

During the fiscal year ended June 30, 2015, the Board of Directors determined that Messrs. Richard B. Miles and Joel R. Pitlor were “independent” as defined under the standards of independence set forth in the NASDAQ Listing Rules and the rules under the Securities Exchange Act of 1934.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

Independent Registered Public Accounting Firm Fees

Our principal and sole independent registered public accounting firm for the fiscal years ending June 30, 2015 and 2014 is Stowe & Degon LLC, referred to as Stowe. The following table presents fees for professional audit services and other services rendered by Stowe, for the fiscal years ended June 30, 2015 and 2014:

	2015	2014
Audit Fees (1)	$72,000	$72,000
Audit-Related Fees (2)	2,500	–
Total Audit and Audit-Related Fees	74,500	72,000
Tax Fees (3)	7,750	13,250
Total Fees	$82,250	$85,250

(1)	Audit fees for fiscal 2015 are comprised of fees for professional services performed for the audit of our annual financial statements and review of our quarterly financial statements of $72,000, including direct out-of-pocket expenses in the amount of $1,500. Audit fees for fiscal 2014 are comprised of fees for professional services performed for the audit of our annual financial statements and review of our quarterly financial statements of $72,000, including direct out-of-pocket expenses in the amount of $1,500.

(2)	Audit-related fees are comprised of fees for assurance and related attestation services that are reasonably related to the performance of the audit of our annual financial statements, or the review thereof, and fees for due diligence services.

(3)	Tax fees for fiscal 2015 and 2014 by Stowe are comprised of fees for professional services performed with respect to corporate tax compliance, tax planning and tax advice.

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

The following documents are filed in Part II, Item 8 of this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at June 30, 2015 and 2014

Consolidated Statements of Operations for the years ended June 30, 2015 and 2014

Consolidated Statements of Stockholders’ Equity for the years ended June 30, 2015 and 2014

Consolidated Statements of Cash Flows for the years ended June 30, 2015 and 2014

Notes to Consolidated Financial Statements

2.	FINANCIAL STATEMENT SCHEDULES

All financial statement schedules have been omitted as they are not required, not applicable, or the required information is otherwise included.

3.	EXHIBITS

The exhibits listed below are filed with or incorporated by reference in this report.

Exhibit	Description

2.1	Asset Purchase Agreement between the Company and Optometrics Corporation, dated January 18, 2008 (included as Exhibit 2.1 to the Form 8-K filed January 25, 2008 and incorporated herein by reference).

3.1	Articles of Organization of Precision Optics Corporation, Inc., as amended (included as Exhibit 3.1 to the Form SB-2 filed March 16, 2007 and incorporated herein by reference).

3.2	Bylaws of Precision Optics Corporation, Inc. (included as Exhibit 3.2 to the Form S-1 filed December 18, 2008 and incorporated herein by reference).

3.3	Articles of Amendment to the Articles of Organization of Precision Optics Corporation, Inc., dated November 25, 2008 and effective December 11, 2008 (included as Exhibit 3.1 to the Form 8-K filed December 11, 2008 and incorporated herein by reference).

3.4	Amended and Restated Bylaws of Precision Optics Corporation, Inc. (included as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed July 11, 2014 and incorporated herein by reference).

4.1	Registration Rights Agreement by and among the Company and each investor named therein, dated February 1, 2007 (included as Exhibit 4.1 to the Form 8-K filed February 2, 2007 and incorporated herein by reference).

4.2	Form of Warrant to Purchase Shares of Common Stock (included as Exhibit 4.2 to the Form 8-K filed February 2, 2007 and incorporated herein by reference).

4.3	Registration Rights Agreement by and among the Company and each investor named therein, dated June 25, 2008 (included as Exhibit 4.1 to the Form 8-K filed June 27, 2008 and incorporated herein by reference).

4.4	Form of Warrant to Purchase Shares of Common Stock, dated June 25, 2008 (included as Exhibit 4.2 to the Form 8-K filed June 27, 2008 and incorporated herein by reference).

4.5	Form of 10% Senior Secured Convertible Note, dated June 25, 2008 (included as Exhibit 4.3 to the Form 8-K filed June 27, 2008 and incorporated herein by reference).

4.6	Form of Warrant to Purchase Shares of Common Stock, dated September 28, 2012 (included as Exhibit 4.1 to the Form 8-K filed October 2, 2012 and incorporated herein by reference).

4.7	Registration Rights Agreement by and among the Company and each investor named therein, dated September 28, 2012 (included as Exhibit 4.2 to the Form 8-K filed October 2, 2012 and incorporated herein by reference).

4.8	Warrant to Purchase Shares of Common Stock issued to Loewen, Ondaatje, McCutcheon USA LTD, dated September 28, 2012 (included as Exhibit 4.3 to the Form 8-K filed October 2, 2012 and incorporated herein by reference).

4.9	Form of Warrant to Purchase Shares of Common Stock (Special Situations Settlement), dated February 12, 2013 (included as Exhibit 4.1 to the Form 8-K filed February 13, 2013 and incorporated herein by reference).

4.10	Registration Rights Agreement by and among the Company, Special Situations Fund III QP, L.P. and Special Situations Private Equity Fund, L.P., dated February 12, 2013 (included as Exhibit 4.2 to the Form 8-K filed February 13, 2013 and incorporated herein by reference).

4.11	Form of Warrant to Purchase Shares of Common Stock (Pitlor and Schumsky Settlement), dated February 12, 2013 (included as Exhibit 4.3 to the Form 8-K filed February 13, 2013 and incorporated herein by reference).

10.1	Precision Optics Corporation, Inc. 1997 Incentive Plan, as amended and restated (included as Exhibit 10.1 to the Form 10-QSB filed November 13, 2003 and incorporated herein by reference).

10.2	Precision Optics Corporation, Inc. 2006 Equity Incentive Plan (included as Exhibit 99.1 to the Form 8-K filed December 4, 2006 and incorporated herein by reference).

10.3	Purchase Agreement by and among the Company and each investor named therein, dated February 1, 2007 (included as Exhibit 10.1 to the Form 8-K filed February 2, 2007 and incorporated herein by reference).

10.4	Form of Incentive Stock Option Certificate (included as Exhibit 10.1 to the Form 10-QSB filed February 14, 2007 and incorporated herein by reference).

10.5	Form of Nonstatutory Stock Option Certificate (included as Exhibit 10.2 to the Form 10-QSB filed February 14, 2007 and incorporated herein by reference).

10.6	Purchase Agreement by and among the Company and each investor named therein, dated June 25, 2008 (included as Exhibit 10.1 to the Form 8-K filed June 27, 2008 and incorporated herein by reference).

10.7	Pledge and Security Agreement by and among the Company and each investor named therein, dated June 25, 2008 (included as Exhibit 10.2 to the Form 8-K filed June 27, 2008 and incorporated herein by reference).

10.8	Consulting Agreement between the Company and Jack P. Dreimiller, dated August 15, 2008 (included as Exhibit 10.1 to the Form 8-K filed August 18, 2008 and incorporated herein by reference).

10.9	Side Letter Agreement between the Company and the investors signatory to the Purchase Agreement, dated November 25, 2008 (included as Exhibit 10.1 to the Form 8-K filed December 11, 2008 and incorporated herein by reference).

10.10	Side Letter Agreement between the Company and the holders signatory to the 10% Senior Secured Convertible Note, dated December 11, 2008 (included as Exhibit 10.15 to the Form S-1 filed December 18, 2008 and incorporated herein by reference).

10.11	Side Letter Agreement between the Company and the holders signatory to the 10% Senior Secured Convertible Note, dated April 2, 2009 (included as Exhibit 10.16 to the Form S-1/A filed April 6, 2009 and incorporated herein by reference).

10.12	Compensation Agreement with Richard E. Forkey, dated December 3, 2010 (included as Exhibit 10.11 to the Form 8-K filed December 6, 2010 and incorporated herein by reference).

10.13	Compensation Agreement with Joseph N. Forkey, dated December 3, 2010 (included as Exhibit 10.12 to the Form 8-K filed December 6, 2010 and incorporated herein by reference).

10.14	Compensation Agreement with Joel R. Pitlor, dated December 3, 2010 (included as Exhibit 10.13 to the Form 8-K filed December 6, 2010 and incorporated herein by reference).

10.15	Asset Purchase Agreement between the Company and Intuitive Surgical Operations, Inc., dated July 27, 2011 (included as Exhibit 10.1 to the Form 8-K filed August 3, 2011 and incorporated herein by reference).

10.16	Amendment to Pledge and Security Agreement by and among the Company and each investor named therein, dated July 27, 2011 (included as Exhibit 10.2 to the Form 8-K filed August 3, 2011 and incorporated herein by reference).

10.17	Demand Note in the amount of $10,000, dated July 13, 2011, issued by the Company to Dr. Joseph N. Forkey (included as Exhibit 10.22 to the Form 10-K filed September 28, 2011, and incorporated herein by reference.)

10.18	Precision Optics Corporation, Inc. 2011 Equity Incentive Plan, dated October 13, 2011 (included as Exhibit 10.2 to Form S-8 filed October 14, 2011, and incorporated herein by reference.)

10.19	Precision Optics Corporation, Inc. 2011 Deferred Compensation Plan, dated October 13, 2011 (included as Exhibit 10.3 to Form S-8 filed October 14, 2011, and incorporated herein by reference.)

10.20	Side Letter Agreement to the Compensation Agreement with Richard E. Forkey, dated October 14, 2011 (included as Exhibit 10.4 to the Form 8-K filed October 19, 2011 and incorporated herein by reference).

10.21	Side Letter Agreement to the Compensation Agreement with Joseph N. Forkey, dated October 14, 2011 (included as Exhibit 10.5 to the Form 8-K filed October 19, 2011 and incorporated herein by reference).

10.22	Side Letter Agreement to the Compensation Agreement with Joel N. Pitlor, dated October 14, 2011 (included as Exhibit 10.6 to the Form 8-K filed October 19, 2011 and incorporated herein by reference).

10.23	Endorsement to 10% Senior Secured Convertible Note by the Company, dated October 31, 2011, and accepted by Special Situations Private Equity Fund, L.P. (included as Exhibit 10.2 to the Form 8-K filed November 3, 2011 and incorporated herein by reference).

10.24	Endorsement to 10% Senior Secured Convertible Note by the Company, dated October 31, 2011, and accepted by Special Situations Fund III QP, L.P. (included as Exhibit 10.3 to the Form 8-K filed November 3, 2011 and incorporated herein by reference).

10.25	Endorsement to 10% Senior Secured Convertible Note by the Company, dated July 31, 2012, and accepted by Arnold Schumsky (included as Exhibit 10.27 to the Form 10-K filed October 15, 2012, and incorporated herein by reference.)

10.26	Endorsement to 10% Senior Secured Convertible Note by the Company, dated August 31, 2012, and accepted by Arnold Schumsky (included as Exhibit 10.28 to the Form 10-K filed October 15, 2012, and incorporated herein by reference.)

10.27	Notice of Repayment of 10% Senior Secured Convertible Note in Full by the Company, dated September 28, 2012, and accepted by Arnold Schumsky (included as Exhibit 10.29 to the Form 10-K filed October 15, 2012, and incorporated herein by reference.)

10.28	Purchase Agreement by and among the Company and each investor named therein, dated September 28, 2012 (included as Exhibit 10.1 to the Form 8-K filed October 2, 2012 and incorporated herein by reference).

10.29	Settlement Agreement by and among the Company, Special Situations Fund III QP, L.P. and Special Situations Private Equity Fund, L.P., dated February 12, 2013 (included as Exhibit 10.1 to the Form 8-K filed February 13, 2013 and incorporated herein by reference).

10.30	Settlement Agreement by and between the Company and Joel Pitlor, dated February 12, 2013 (included as Exhibit 10.2 to the Form 8-K filed February 13, 2013 and incorporated herein by reference).

10.31	Settlement Agreement by and between the Company and Arnold Schumsky, dated February 12, 2013 (included as Exhibit 10.3 to the Form 8-K filed February 13, 2013 and incorporated herein by reference).

10.32	Form of Purchase Agreement by and among the Company and investor (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 7, 2014 and incorporated herein by reference).

10.33	Form of Registration Rights Agreement by and among the Company and investor (included as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed July 7, 2014 and incorporated herein by reference).

10.34	Precision Optics Corporation, Inc. Amended 2011 Equity Incentive Plan, dated October 14, 2011, as amended on April 16, 2015 (included as Exhibit 10.1 to the Company’s Registration Statement on Form S-8 filed April 20, 2015, and incorporated herein by reference).

14.1	Precision Optics Corporation, Inc. Corporate Code of Ethics and Conduct (included as Exhibit 14.1 to the Form 10-K filed September 28, 2008 and incorporated herein by reference).

21.1	Subsidiaries of the Registrant (included as Exhibit 21.1 to the Form 10-K filed September 26, 2008 and incorporated herein by reference).

23.1*	Consent of Independent Registered Public Accounting Firm.

31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRECISION OPTICS CORPORATION, INC.

Date: October 13, 2015	By:	/s/ Joseph N. Forkey
Joseph N. Forkey President and Chief Executive Officer
(Principal Executive Officer)

Date: October 13, 2015	By:	/s/ Jack P. Dreimiller
Jack P. Dreimiller Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Joseph N. Forkey Joseph N. Forkey	Chief Executive Officer, President, Treasurer and Director (Principal Executive Officer)	October 13, 2015

/s/ Jack P. Dreimiller Jack P. Dreimiller	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	October 13, 2015

/s/ Donald A. Major	Director	October 13, 2015
Donald A. Major
/s/ Peter H. Woodward	Director, Chairman	October 13, 2015
Peter H. Woodward
/s/ Richard B. Miles	Director	October 13, 2015
Richard B. Miles
/s/ Joel R. Pitlor	Director	October 13, 2015
Joel R. Pitlor
/s/Kenneth S. Schwartz	Director	October 13, 2015
Kenneth S. Schwartz

