Form 10-Q
period 2015-09-30
PRECISION OPTICS CORPORATION, INC.
filed 2015-11-12
CIK 867840

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

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

The number of shares outstanding of the issuer’s common stock, par value $0.01 per share, at October 30, 2015 was 7,434,582 shares.

PRECISION OPTICS CORPORATION, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30, 2015	June 30, 2015
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$111,718	$241,051
Accounts Receivable, net	459,128	588,042
Inventories, net	1,018,727	1,073,256
Prepaid Expenses	57,988	65,182
Total Current Assets	1,647,561	1,967,531
PROPERTY AND EQUIPMENT
Machinery and Equipment	2,435,499	2,431,127
Leasehold Improvements	553,596	553,596
Furniture and Fixtures	148,303	148,303
Vehicles	19,674	19,674
	3,157,072	3,152,700

Less: Accumulated Depreciation	(3,102,534)	(3,096,993)
Net Property and Equipment	54,538	55,707

Patents, net	20,087	18,644

TOTAL ASSETS	$1,722,186	$2,041,882

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts Payable	$871,341	$912,150
Customer Advances	122,300	118,800
Accrued Employee Compensation	192,417	222,222
Accrued Professional Services	95,950	60,735
Accrued Warranty Expense	25,000	25,000
Other Accrued Liabilities	29,857	36,087
Total Current Liabilities	1,336,865	1,374,994
STOCKHOLDERS’ EQUITY
Common Stock, $0.01 par value - Authorized - 50,000,000 shares; Issued and Outstanding – 6,389,806 shares at September 30, 2015 and June 30, 2015	63,898	63,898
Additional Paid-in Capital	43,332,823	43,232,500
Accumulated Deficit	(43,011,400)	(42,629,510)
Total Stockholders’ Equity	385,321	666,888

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,722,186	$2,041,882

The accompanying notes are an integral part of these consolidated interim financial statements.

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED

SEPTEMBER 30, 2015 AND 2014

(UNAUDITED)

	Three Months Ended September 30,
	2015	2014
Revenues	$858,427	$830,714

Cost of Goods Sold	726,089	718,576

Gross Profit	132,338	112,138

Research and Development Expenses, net	150,768	76,712

Selling, General and Administrative Expenses	365,026	347,147

Gain on Sale of Assets	(1,566)	(15,282)

Total Operating Expenses	514,228	408,577

Net Loss	$(381,890)	$(296,439)

Loss Per Share:
Basic	$(0.06)	$(0.05)
Diluted	$(0.06)	$(0.05)

Weighted Average Common Shares Outstanding:
Basic	6,389,806	6,069,131
Diluted	6,389,806	6,069,131

The accompanying notes are an integral part of these consolidated interim financial statements.

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED

SEPTEMBER 30, 2015 AND 2014

(UNAUDITED)

	Three Months Ended September 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(381,890)	$(296,439)
Adjustments to Reconcile Net Loss to Net Cash Used In Operating Activities -
Depreciation and Amortization	5,541	3,888
Gain on Sale of Assets	(1,566)	(15,282)
Stock-based Compensation Expense	100,323	27,000
Non-cash Consulting Expense	4,500	11,250
Changes in Operating Assets and Liabilities -
Accounts Receivable, net	128,914	(149,252)
Inventories	54,529	76,929
Prepaid Expenses	7,194	18,346
Accounts Payable	(40,809)	(244,207)
Customer Advances	3,500	(25,780)
Accrued Expenses	(5,320)	2,391
Net Cash Used In Operating Activities	(125,084)	(591,156)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additional Patent Costs	(1,443)	(851)
Purchases of Property and Equipment	(4,372)	(31,736)
Proceeds from Sale of Assets	1,566	15,282
Net Cash Used In Investing Activities	(4,249)	(17,305)

CASH FLOWS FROM FINANCING ACTIVITIES:
Gross Proceeds from July 2014 Private Placement of Common Stock	–	980,291
Private Placement Expenses Incurred and Paid as of September 30, 2014	–	(46,719)
Net Cash Provided by Financing Activities	–	933,572

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(129,333)	325,111
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	241,051	202,380

CASH AND CASH EQUIVALENTS, END OF PERIOD	$111,718	$527,491

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash Paid for Income Taxes	$912	$912
SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Issuance of 90,298 Shares of Common Stock to Consultants	$–	$65,016

The accompanying notes are an integral part of these consolidated interim financial statements.

PRECISION OPTICS CORPORATION, INC.

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Operations

The accompanying consolidated financial statements include the accounts of Precision Optics Corporation, Inc. and its wholly-owned subsidiaries (the “Company”). All significant intercompany accounts and transactions have been eliminated in consolidation.

These consolidated financial statements have been prepared by the Company, without audit, and reflect normal recurring adjustments which, in the opinion of management, are necessary for a fair statement of the results of the first quarter of the Company’s fiscal year 2016. These consolidated financial statements do not include all disclosures associated with annual consolidated financial statements and, accordingly, should be read in conjunction with footnotes contained in the Company’s consolidated financial statements for the year ended June 30, 2015 together with the Report of Independent Registered Public Accounting Firm filed under cover of the Company’s 2015 Annual Report on Form 10-K, filed with the Securities and Exchange Commission on October 13, 2015.

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

Income (Loss) Per Share

Basic income (loss) per share is computed by dividing net income or net loss by the weighted average number of shares of common stock outstanding during the period. Diluted income (loss) per share is computed by dividing net income or net loss by the weighted average number of shares of common stock outstanding during the period, plus the number of potentially dilutive securities outstanding during the period such as stock options and warrants. For the three months ended September 30, 2015 and 2014, the effect of such securities was antidilutive and not included in the diluted calculation because of the net loss generated in these periods.

The following is the calculation of loss per share for the three months ended September 30, 2015 and 2014:

	Three Months Ended September 30,
	2015	2014

Net Loss – Basic and Diluted	$(381,890)	$(296,439)

Basic and Diluted Weighted Average Shares Outstanding	6,389,806	6,069,131

Loss Per Share
Basic	$(0.06)	$(0.05)
Diluted	$(0.06)	$(0.05)

The number of shares issuable upon the exercise of outstanding stock options and warrants that were excluded from the computation as their effect was antidilutive was approximately 4,349,500 and 3,794,000 for the three months ended September 30, 2015 and 2014, respectively.

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

2.	INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out) or market and consisted of the following:

	September 30, 2015	June 30, 2015
Raw Materials	$475,948	$485,266
Work-In-Progress	337,682	388,503
Finished Goods	205,097	199,487
Total Inventories	$1,018,727	$1,073,256

3.	STOCK-BASED COMPENSATION

Stock-based compensation costs recognized during the quarters ended September 30, 2015 and 2014 amounted to $100,323 and $27,000, respectively, and the costs were included in the accompanying consolidated statements of operations in: selling, general and administrative expenses (2015 - $36,257; 2014 - $27,000), research and development expenses (2015 - $29,391; 2014 - $0) and cost of goods sold (2015 - $34,675; 2014 - $0). No stock-based compensation has been capitalized because such amounts would have been immaterial.

There were no stock option grants in the quarter ended September 30, 2015.

Information related to the stock options outstanding as of September 30, 2015 is as follows:

Range of Exercise Prices	Number of Shares	Weighted-Average Remaining Contractual Life (years)	Weighted-Average Exercise Price	Exercisable Number of Shares	Exercisable Weighted-Average Exercise Price
$0.73	319,000	9.64	$0.73	106,333	$0.73
$0.73	330,000	9.64	$0.73	137,500	$0.73
$0.90	35,000	8.78	$0.90	20,417	$0.90
$0.90	30,000	8.78	$0.90	30,000	$0.90
$1.20	207,800	6.42	$1.20	207,800	$1.20
$0.90	9,000	8.26	$0.90	9,000	$0.90
$0.85	9,000	7.26	$0.85	9,000	$0.85
$0.55	44,000	6.37	$0.55	44,000	$0.55
$0.27	40,000	5.79	$0.27	40,000	$0.27
$1.35	1,200	4.15	$1.35	1,200	$1.35
$1.25	1,200	3.16	$1.25	1,200	$1.25
$6.25	1,600	1.16	$6.25	1,600	$6.25
$7.75	1,200	2.16	$7.75	1,200	$7.75
$11.50	800	0.16	$11.50	800	$11.50
$13.75	49,279	0.61	$13.75	49,279	$13.75
$0.27–$13.75	1,079,079	8.21	$1.43	659,329	$1.87

The aggregate intrinsic value of the Company’s “in-the-money” outstanding and exercisable options as of September 30, 2015 was $5,200.

4.	SALE OF STOCK

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

5.	SALE OF ASSETS

During the quarter ended September 30, 2015, the Company sold equipment that was previously written off for proceeds totaling $1,566, and recorded a gain of $1,566, which is included within operating expenses in the accompanying consolidated statements of operations.

6.	SUBSEQUENT EVENT

On October 19, 2015, the Company entered into agreements with accredited investors for the sale and purchase of 1,044,776 shares of the Company’s common stock, $0.01 par value at a purchase price of $0.67 per share. The Company received $700,000 in gross proceeds from the offering. The Company intends to use the net proceeds from this placement for general working capital purposes.

In conjunction with the placement, the Company also entered into a registration rights agreement with the investors, whereby the Company is obligated to file a registration statement with the Securities Exchange Commission on or before 90 calendar days after October 19, 2015 to register the resale by the investors of the 1,044,776 shares of the Company’s common stock purchased in the placement.

In conjunction with the offering, certain anti-dilution provisions of the warrants issued in conjunction with the Company’s June 25, 2008 and September 28, 2012 financing transactions were triggered. As a result, the number of existing June 25, 2008 warrants increased from 493,398 to 517,222 and the related exercise price of the warrants decreased from $1.03 to $0.98 per share. Also, as a result of the offering, the number of existing September 28, 2012 warrants increased from 2,189,724 to 2,288,187 and 217,322 to 223,793, respectively, and the related exercise price decreased from $1.11 to $1.06 and from $0.85 to $0.83, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and notes to those statements included elsewhere in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 and with our audited consolidated financial statements for the year ended June 30, 2015 included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on October 13, 2015.

This Quarterly Report on Form 10-Q contains forward-looking statements. When used in this report, the words “expects,” “anticipates,” “suggests,” “believes,” “intends,” “estimates,” “plans,” “projects,” “continue,” “ongoing,” “potential,” “expect,” “predict,” “believe,” “intend,” “may,” “will,” “should,” “could,” “would” and similar expressions are intended to identify forward-looking statements. You should not place undue reliance on these forward-looking statements.  Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including the risks described in this report, the risks described in our Annual Report on Form 10-K for the year ended June 30, 2015 and other reports we file with the Securities and Exchange Commission. Although we believe the expectations reflected in the forward-looking statements are reasonable, they relate only to events as of the date on which the statements are made.  We do not intend to update any of the forward-looking statements after the date of this report to conform these statements to actual results or to changes in our expectations, except as required by law.

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

Current sales and marketing activities are intended to broaden awareness of the benefits of our new technology platforms, which we believe are ready for general application to medical device projects requiring surgery-grade visualization from sub-millimeter sized devices and handheld 3D endoscopy. We are targeting industry-leading medical device companies to introduce them to how our micro-precision optical and visualization systems can be incorporated into their existing and future endoscope instruments, and we continue to attend trade shows to announce our new technology, most recently at the Medical Design and Manufacturing West show in Anaheim in February 2015, and at the MD&M East show in June 2015 in New York City. Beginning in fiscal year 2014, we have advertised through, and received numerous leads from a business-to-business e-commerce platform. Photonics Online, www.photonicsonline.com, has a target audience of optical engineering design and manufacturing professionals and has over 34,000 subscribers to their monthly email newsletter. Because of the increased awareness of our new technology generated by our targeting of key medical device companies, our presence at trade shows, advertising on Photonics Online and direct email messages to our own customer database that we have built over the last 30 years, we more than doubled the rate that we received requests for quotes during fiscal year 2014. We are continuing to build on recent successes in this area by continuing the activities summarized above while adding additional advertising through a second business-to-business e-commerce platform, Med Device Online, www.meddeviceonline.com, which targets technical professionals working in the medical device industry. We do not intend for the information on either the Med Device Online or Photonics websites to be incorporated into this report.

General

This management’s discussion and analysis of financial condition and results of operations is based upon our unaudited consolidated financial statements, which have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

There have been no significant changes in our critical accounting policies as disclosed in the Notes to our Financial Statements contained in our Annual Report on Form 10-K for the year ended June 30, 2015 filed with the Securities and Exchange Commission on October 13, 2015.

Results of Operations

Our total revenues for the quarter ended September 30, 2015, the first quarter of our fiscal year 2016, were $858,427, as compared to $830,714 for the same period in the prior year, an increase of $27,713, or 3.3%. The increase in revenues in the current quarter compared to last year was primarily due to higher unit volume sales of optical components, single-use fiberscopes and CMOS micro cameras, and higher engineering services revenue, partially offset by lower unit volume sales of rigid endoscopes, couplers and the 3D surgical microscope adapter.

Revenues from our largest customers, as a percentage of our total revenues, for the quarters ended September 30, 2015 and 2014, were as follows:

	Three Months Ended September 30,
	2015	2014
Customer A	21%	25%
Customer B	16	12
Customer C	13	8
Customer D	–	10
All Others	50	45
	100%	100%

No other customer accounted for more than 10% of our revenues during those quarters.

Gross profit for the quarter ended September 30, 2015 was $132,338, as compared to $112,138 for the same period in the prior year, which reflects an increase of $20,200. Gross profit for the quarter ended September 30, 2015 as a percentage of our revenues was 15.4%, an increase from the gross profit percentage of 13.5% for the same period in the prior year. The increase in our gross profit percentage was due primarily to slightly higher overall unit sales volume and, in the prior year comparable quarter, the incurrence of certain start-up costs and inefficiencies related to the production of several products, partially offset by higher stock option compensation expenses. The non-cash stock option compensation expenses had the effect of reducing our gross profit by 4.0 percentage points in the current quarter compared to having zero effect in the prior year comparable quarter. Our quarterly gross profit and gross profit percentage depend on a number of factors, including overall sales volume and mix of products sold, including the costs of initial production in connection with new products, among others, and therefore may vary from quarter to quarter.

Research and development expenses were $150,768 for the quarter ended September 30, 2015, as compared to $76,712 for the same period in the prior year, which reflects an increase of $74,056, or 96.5%. The increase in research and development expenses for the quarter ended September 30, 2015, as compared to same period in the prior year, was primarily due to higher labor costs incurred on product development activities, lower customer reimbursements of related costs and higher stock option compensation expenses. Quarterly research and development expenses depend on our assessment of new product opportunities and available resources. Research and development expenses were net of reimbursement of related costs of $0 and $18,612 during the quarters ended September 30, 2015 and 2014, respectively, and include stock based compensation expense of $29,391 and $0 during the quarters ended September 30, 2015 and 2014, respectively.

Selling, general and administrative expenses were $365,026 for the quarter ended September 30, 2015, as compared to $347,147 for the same period in the prior year, which reflects an increase of $17,879, or 5.2%. The increase in selling, general and administrative expenses for the quarter ended September 30, 2015, as compared to the same period in the prior year, was primarily due to higher consulting, selling and stock-based compensation expenses, partially offset by the curtailment of operations of our Hong Kong subsidiary.

No income tax provision was recorded in the first quarter of fiscal year 2016 or 2015 because of the losses generated in those periods.

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

Until we achieve and sustain breakeven and profitable results, we will be required to pursue several options to manage cash flow and raise capital, including issuing debt or equity or entering into a strategic alliance. The sale of additional equity or convertible debt securities would result in additional dilution to our current stockholders, and debt financing, if available, may involve restrictive covenants that could restrict our operations or finances. Financing may not be available in amounts or on terms acceptable to us, if at all. If we cannot raise funds on acceptable terms or achieve positive cash flow, we may not be able to continue to conduct operations, develop new products, grow market share, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements, any of which would negatively impact our business, operating results and financial condition.

During the quarter ended September 30, 2015, we incurred a net loss of $381,890 and used cash in operating activities of $125,084. As of September 30, 2015, cash and cash equivalents were $111,718, accounts receivable were $459,128, and current liabilities were $1,336,865. We incurred a net loss of $296,439 during the quarter ended September 30, 2014 and used cash in operating activities of $591,156. As of June 30, 2015, cash and cash equivalents were $241,051, accounts receivable were $588,042, and current liabilities were $1,374,994.

On October 19, 2015, we closed agreements with institutional and accredited investors for the sale and purchase of 1,044,776 shares of our common stock at a purchase price of $0.67 per share. We received $700,000 in gross proceeds from the offering. We are using the net proceeds from this placement for general working capital purposes.

Capital equipment expenditures during the quarter ended September 30, 2015 and 2014 were $4,372 and $31,736, respectively. Future capital equipment expenditures will be dependent upon future sales and success of on-going research and development efforts.

Contractual cash commitments for the fiscal years subsequent to September 30, 2015 are summarized as follows:

	2016	2017	Thereafter	Total
Operating Leases	$7,985	$–	$–	$7,985

We have contractual cash commitments related to open purchase orders as of September 30, 2015 of approximately $234,000.

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

Item 4. Controls and Procedures.

Management’s Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and our Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures, including internal control over financial reporting, were not effective, as of September 30, 2015, to ensure the information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended (i) is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are intended to be designed to provide reasonable assurance that such information is accumulated and communicated to our management. Based on this evaluation, our management concluded that our internal control over financial reporting was not effective as of September 30, 2015.

The following is a description of two material weaknesses in our internal control over financial reporting:

Segregation of Duties: As previously disclosed in our Annual Reports on Form 10-K for the fiscal years ended June 30, 2008-2015, our management identified a control deficiency during the 2008 fiscal year because we lacked sufficient staff to segregate accounting duties. We believe the control deficiency resulted primarily because we have the equivalent of one and one-half persons performing all accounting-related on-site duties. As a result, we did not maintain adequate segregation of duties within our critical financial reporting applications, the related modules and financial reporting processes. This control deficiency could result in a misstatement of balance sheet and income statement accounts in our interim or annual consolidated financial statements that would not be detected. Accordingly, management has determined that this control deficiency constitutes a material weakness. During the period beginning with fiscal year 2008 through June 30, 2015, no audit adjustments resulting from this condition were required.

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

We believe that the step outlined above strengthens our internal control over financial reporting and mitigates the material weakness described above. As part of our assessment of internal control over financial reporting for the fiscal year ended June 30, 2015, our management has evaluated this additional control and has determined that it is operating effectively.

Inventory Valuation: As previously disclosed in our Annual Reports on Form 10-K for the fiscal years ended June 30, 2009-2015, we reported a material weakness with respect to the valuation of our inventories. Specifically, the amounts used to value our inventory at June 30, 2009 with respect to overhead rates and purchased items were often inconsistent with the supporting documentation, due to year-to-year changes in overhead rates and costs of purchased items that were not properly reflected in inventory valuation. Accordingly, management had determined that this control deficiency constituted a material weakness as of June 30, 2009. One audit adjustment of approximately $58,000 to our audited financial statements as of June 30, 2011 was necessary as a result of this condition.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the first quarter of our fiscal year covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

To address and remediate the material weakness in internal control over financial reporting described above, beginning in the quarter ended September 30, 2009 and continuing through the quarter ended September 30, 2015, we implemented processes to improve our inventory controls and documentation surrounding inventory valuation for overhead rates, and performed procedures to ensure that the pricing of inventory items was consistent with the supporting documentation. We believe that the step outlined above strengthens our internal control over financial reporting and mitigates the material weakness described above.

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

Item 1A. Risk Factors.

There have been no material changes from the risk factors previously disclosed in our annual report on Form 10-K for the fiscal year ended June 30, 2015, as filed with the Securities and Exchange Commission on October 13, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On October 19, 2015, we entered into agreements with accredited investors for the sale and purchase of 1,044,776 shares of our common stock, $0.01 par value at a purchase price of $0.67 per share. We received $700,000 in gross proceeds from the offering. We intend to use the net proceeds from this placement for general working capital purposes.

In conjunction with the placement, we also entered into a registration rights agreement with the investors, whereby we are obligated to file a registration statement with the Securities Exchange Commission on or before 90 calendar days after October 19, 2015 to register the resale by the investors of the 1,044,776 shares of our common stock purchased in the placement.

We relied on the Section 4(a)(2) exemption from securities registration under the federal securities laws for transactions not involving any public offering. No advertising or general solicitation was employed in offering the securities. The securities were issued to accredited investors a limited number of non-accredited investors. The securities were offered for investment purposes only and not for the purpose of resale or distribution, and the transfers thereof was appropriately restricted by us.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit	Description

2.1	Asset Purchase Agreement between the Company and Optometrics Corporation, dated January 18, 2008 (included as Exhibit 2.1 to the Form 8-K filed January 25, 2008 and incorporated herein by reference).

3.1	Articles of Organization of Precision Optics Corporation, Inc., as amended (included as Exhibit 3.1 to the Form SB-2 filed March 16, 2007 and incorporated herein by reference).

3.2	Bylaws of Precision Optics Corporation, Inc. (included as Exhibit 3.2 to the Form S-1 filed December 18, 2008 and incorporated herein by reference).

3.3	Articles of Amendment to the Articles of Organization of Precision Optics Corporation, Inc., dated November 25, 2008 and effective December 11, 2008 (included as Exhibit 3.1 to the Form 8-K filed December 11, 2008 and incorporated herein by reference).

3.4	Amended and Restated Bylaws of Precision Optics Corporation, Inc. (included as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed July 11, 2014 and incorporated herein by reference).

4.1	Registration Rights Agreement by and among the Company and each investor named therein, dated February 1, 2007 (included as Exhibit 4.1 to the Form 8-K filed February 2, 2007 and incorporated herein by reference).

4.2	Form of Warrant to Purchase Shares of Common Stock (included as Exhibit 4.2 to the Form 8-K filed February 2, 2007 and incorporated herein by reference).

4.3	Registration Rights Agreement by and among the Company and each investor named therein, dated June 25, 2008 (included as Exhibit 4.1 to the Form 8-K filed June 27, 2008 and incorporated herein by reference).

4.4	Form of Warrant to Purchase Shares of Common Stock, dated June 25, 2008 (included as Exhibit 4.2 to the Form 8-K filed June 27, 2008 and incorporated herein by reference).

4.5	Form of 10% Senior Secured Convertible Note, dated June 25, 2008 (included as Exhibit 4.3 to the Form 8-K filed June 27, 2008 and incorporated herein by reference).

4.6	Form of Warrant to Purchase Shares of Common Stock, dated September 28, 2012 (included as Exhibit 4.1 to the Form 8-K filed October 2, 2012 and incorporated herein by reference).

4.7	Registration Rights Agreement by and among the Company and each investor named therein, dated September 28, 2012 (included as Exhibit 4.2 to the Form 8-K filed October 2, 2012 and incorporated herein by reference).

4.8	Warrant to Purchase Shares of Common Stock issued to Loewen, Ondaatje, McCutcheon USA LTD, dated September 28, 2012 (included as Exhibit 4.3 to the Form 8-K filed October 2, 2012 and incorporated herein by reference).

4.9	Form of Warrant to Purchase Shares of Common Stock (Special Situations Settlement), dated February 12, 2013 (included as Exhibit 4.1 to the Form 8-K filed February 13, 2013 and incorporated herein by reference).

4.10	Registration Rights Agreement by and among the Company, Special Situations Fund III QP, L.P. and Special Situations Private Equity Fund, L.P., dated February 12, 2013 (included as Exhibit 4.2 to the Form 8-K filed February 13, 2013 and incorporated herein by reference).

4.11	Form of Warrant to Purchase Shares of Common Stock (Pitlor and Schumsky Settlement), dated February 12, 2013 (included as Exhibit 4.3 to the Form 8-K filed February 13, 2013 and incorporated herein by reference).

10.1	Precision Optics Corporation, Inc. 1997 Incentive Plan, as amended and restated (included as Exhibit 10.1 to the Form 10-QSB filed November 13, 2003 and incorporated herein by reference).

10.2	Precision Optics Corporation, Inc. 2006 Equity Incentive Plan (included as Exhibit 99.1 to the Form 8-K filed December 4, 2006 and incorporated herein by reference).

10.3	Purchase Agreement by and among the Company and each investor named therein, dated February 1, 2007 (included as Exhibit 10.1 to the Form 8-K filed February 2, 2007 and incorporated herein by reference).

10.4	Form of Incentive Stock Option Certificate (included as Exhibit 10.1 to the Form 10-QSB filed February 14, 2007 and incorporated herein by reference).

10.5	Form of Nonstatutory Stock Option Certificate (included as Exhibit 10.2 to the Form 10-QSB filed February 14, 2007 and incorporated herein by reference).

10.6	Purchase Agreement by and among the Company and each investor named therein, dated June 25, 2008 (included as Exhibit 10.1 to the Form 8-K filed June 27, 2008 and incorporated herein by reference).

10.7	Pledge and Security Agreement by and among the Company and each investor named therein, dated June 25, 2008 (included as Exhibit 10.2 to the Form 8-K filed June 27, 2008 and incorporated herein by reference).

10.8	Consulting Agreement between the Company and Jack P. Dreimiller, dated August 15, 2008 (included as Exhibit 10.1 to the Form 8-K filed August 18, 2008 and incorporated herein by reference).

10.9	Side Letter Agreement between the Company and the investors signatory to the Purchase Agreement, dated November 25, 2008 (included as Exhibit 10.1 to the Form 8-K filed December 11, 2008 and incorporated herein by reference).

10.10	Side Letter Agreement between the Company and the holders signatory to the 10% Senior Secured Convertible Note, dated December 11, 2008 (included as Exhibit 10.15 to the Form S-1 filed December 18, 2008 and incorporated herein by reference).

10.11	Side Letter Agreement between the Company and the holders signatory to the 10% Senior Secured Convertible Note, dated April 2, 2009 (included as Exhibit 10.16 to the Form S-1/A filed April 6, 2009 and incorporated herein by reference).

10.12	Compensation Agreement with Richard E. Forkey, dated December 3, 2010 (included as Exhibit 10.11 to the Form 8-K filed December 6, 2010 and incorporated herein by reference).

10.13	Compensation Agreement with Joseph N. Forkey, dated December 3, 2010 (included as Exhibit 10.12 to the Form 8-K filed December 6, 2010 and incorporated herein by reference).

10.14	Compensation Agreement with Joel R. Pitlor, dated December 3, 2010 (included as Exhibit 10.13 to the Form 8-K filed December 6, 2010 and incorporated herein by reference).

10.15	Asset Purchase Agreement between the Company and Intuitive Surgical Operations, Inc., dated July 27, 2011 (included as Exhibit 10.1 to the Form 8-K filed August 3, 2011 and incorporated herein by reference).

10.16	Amendment to Pledge and Security Agreement by and among the Company and each investor named therein, dated July 27, 2011 (included as Exhibit 10.2 to the Form 8-K filed August 3, 2011 and incorporated herein by reference).

10.17	Demand Note in the amount of $10,000, dated July 13, 2011, issued by the Company to Dr. Joseph N. Forkey (included as Exhibit 10.22 to the Form 10-K filed September 28, 2011, and incorporated herein by reference.)

10.18	Precision Optics Corporation, Inc. 2011 Equity Incentive Plan, dated October 13, 2011 (included as Exhibit 10.2 to Form S-8 filed October 14, 2011, and incorporated herein by reference.)

10.19	Precision Optics Corporation, Inc. 2011 Deferred Compensation Plan, dated October 13, 2011 (included as Exhibit 10.3 to Form S-8 filed October 14, 2011, and incorporated herein by reference.)

10.20	Side Letter Agreement to the Compensation Agreement with Richard E. Forkey, dated October 14, 2011 (included as Exhibit 10.4 to the Form 8-K filed October 19, 2011 and incorporated herein by reference).

10.21	Side Letter Agreement to the Compensation Agreement with Joseph N. Forkey, dated October 14, 2011 (included as Exhibit 10.5 to the Form 8-K filed October 19, 2011 and incorporated herein by reference).

10.22	Side Letter Agreement to the Compensation Agreement with Joel N. Pitlor, dated October 14, 2011 (included as Exhibit 10.6 to the Form 8-K filed October 19, 2011 and incorporated herein by reference).

10.23	Endorsement to 10% Senior Secured Convertible Note by the Company, dated October 31, 2011, and accepted by Special Situations Private Equity Fund, L.P. (included as Exhibit 10.2 to the Form 8-K filed November 3, 2011 and incorporated herein by reference).

10.24	Endorsement to 10% Senior Secured Convertible Note by the Company, dated October 31, 2011, and accepted by Special Situations Fund III QP, L.P. (included as Exhibit 10.3 to the Form 8-K filed November 3, 2011 and incorporated herein by reference).

10.25	Endorsement to 10% Senior Secured Convertible Note by the Company, dated July 31, 2012, and accepted by Arnold Schumsky (included as Exhibit 10.27 to the Form 10-K filed October 15, 2012, and incorporated herein by reference.)

10.26	Endorsement to 10% Senior Secured Convertible Note by the Company, dated August 31, 2012, and accepted by Arnold Schumsky (included as Exhibit 10.28 to the Form 10-K filed October 15, 2012, and incorporated herein by reference.)

10.27	Notice of Repayment of 10% Senior Secured Convertible Note in Full by the Company, dated September 28, 2012, and accepted by Arnold Schumsky (included as Exhibit 10.29 to the Form 10-K filed October 15, 2012, and incorporated herein by reference.)

10.28	Purchase Agreement by and among the Company and each investor named therein, dated September 28, 2012 (included as Exhibit 10.1 to the Form 8-K filed October 2, 2012 and incorporated herein by reference).

10.29	Settlement Agreement by and among the Company, Special Situations Fund III QP, L.P. and Special Situations Private Equity Fund, L.P., dated February 12, 2013 (included as Exhibit 10.1 to the Form 8-K filed February 13, 2013 and incorporated herein by reference).

10.30	Settlement Agreement by and between the Company and Joel Pitlor, dated February 12, 2013 (included as Exhibit 10.2 to the Form 8-K filed February 13, 2013 and incorporated herein by reference).

10.31	Settlement Agreement by and between the Company and Arnold Schumsky, dated February 12, 2013 (included as Exhibit 10.3 to the Form 8-K filed February 13, 2013 and incorporated herein by reference).

10.32	Form of Purchase Agreement by and among the Company and investor (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 7, 2014 and incorporated herein by reference).

10.33	Form of Registration Rights Agreement by and among the Company and investor (included as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed July 7, 2014 and incorporated herein by reference).

10.34	Precision Optics Corporation, Inc. Amended 2011 Equity Incentive Plan, dated October 14, 2011, as amended on April 16, 2015 (included as Exhibit 10.1 to the Company’s Registration Statement on Form S-8 filed April 20, 2015, and incorporated herein by reference).

10.35	Form of Purchase Agreement by and among the Company and investor (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 23, 2015 and incorporated herein by reference).

10.36	Form of Registration Rights Agreement by and among the Company and investors (included as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 23, 2015 and incorporated herein by reference).

14.1	Precision Optics Corporation, Inc. Corporate Code of Ethics and Conduct (included as Exhibit 14.1 to the Form 10-K filed September 28, 2008 and incorporated herein by reference).

31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase.
101.LAB*	XBRL Taxonomy Extension Label Linkbase.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRECISION OPTICS CORPORATION, INC.

Date: November 12, 2015	By:	/s/ Joseph N. Forkey
Joseph N. Forkey
Chief Executive Officer (Principal Executive Officer)

Date: November 12, 2015	By:	/s/ Jack P. Dreimiller
Jack P. Dreimiller
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

