Form 10-Q
period 2015-12-31
PRECISION OPTICS CORPORATION, INC.
filed 2016-02-16
CIK 867840

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2015

or

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

The number of shares outstanding of the issuer’s common stock, par value $0.01 per share, at February 16, 2016 was 7,434,582 shares.

PRECISION OPTICS CORPORATION, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	December 31, 2015	June 30, 2015
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$410,893	$241,051
Accounts Receivable, net	425,733	588,042
Inventories, net	1,093,756	1,073,256
Prepaid Expenses	89,212	65,182
Total Current Assets	2,019,594	1,967,531
PROPERTY AND EQUIPMENT
Machinery and Equipment	2,435,499	2,431,127
Leasehold Improvements	553,596	553,596
Furniture and Fixtures	148,303	148,303
Vehicles	19,674	19,674
	3,157,072	3,152,700

Less: Accumulated Depreciation and Amortization	(3,107,840)	(3,096,993)
Net Property and Equipment	49,232	55,707

Patents, net	21,515	18,644

TOTAL ASSETS	$2,090,341	$2,041,882

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts Payable	$852,781	$912,150
Customer Advances	47,970	118,800
Accrued Employee Compensation	223,132	222,222
Accrued Professional Services	37,536	60,735
Accrued Warranty Expense	25,000	25,000
Other Accrued Liabilities	74,258	36,087
Total Current Liabilities	1,260,677	1,374,994
STOCKHOLDERS’ EQUITY
Common Stock, $0.01 par value - Authorized - 50,000,000 shares; Issued and Outstanding – 7,434,582 shares at December 31, 2015 and 6,389,806 shares at June 30, 2015	74,346	63,898
Additional Paid-in Capital	44,048,028	43,232,500
Accumulated Deficit	(43,292,710)	(42,629,510)
Total Stockholders’ Equity	829,664	666,888

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,090,341	$2,041,882

The accompanying notes are an integral part of these consolidated interim financial statements.

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED

DECEMBER 31, 2015 AND 2014

(UNAUDITED)

	Three Months Ended December 31,		Six Months Ended December 31,
	2015	2014	2015	2014
Revenues	$954,772	$976,548	$1,813,199	$1,807,262

Cost of Goods Sold	737,750	814,036	1,463,839	1,532,612
Gross Profit	217,022	162,512	349,360	274,650

Research and Development Expenses, net	108,146	138,893	258,914	215,605

Selling, General and Administrative Expenses	407,088	346,770	772,114	693,917

Gain on Sale of Assets	(16,902)	(1,928)	(18,468)	(17,210)
Total Operating Expenses	498,332	483,735	1,012,560	892,312

Net Loss	(281,310)	(321,223)	(663,200)	(617,662)

Loss Per Share:
Basic	$(0.04)	$(0.05)	$(0.10)	$(0.10)
Diluted	$(0.04)	$(0.05)	$(0.10)	$(0.10)

Weighted Average Common Shares Outstanding:
Basic	7,230,169	6,262,584	6,809,988	6,195,793
Diluted	7,230,169	6,262,584	6,809,988	6,195,793

The accompanying notes are an integral part of these consolidated interim financial statements.

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED

DECEMBER 31, 2015 AND 2014

(UNAUDITED)

	Six Months Ended December 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(663,200)	$(617,662)
Adjustments to Reconcile Net Loss to Net Cash Used In Operating Activities -
Depreciation and Amortization	10,847	8,888
Gain on Sale of Assets	(18,468)	(17,210)
Stock-based Compensation Expense	142,428	40,125
Non-cash Consulting Expense	47,850	18,000
Changes in Operating Assets and Liabilities -
Accounts Receivable, net	162,309	(156,394)
Inventories	(20,500)	(232,870)
Prepaid Expenses	(24,030)	(17,586)
Accounts Payable	(59,369)	233,736
Customer Advances	(70,830)	73,800
Accrued Expenses	(31,968)	6,972
Net Cash Used In Operating Activities	(524,931)	(660,201)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additional Patent Costs	(2,871)	(9,270)
Purchases of Property and Equipment	(4,372)	(57,671)
Proceeds from Sale of Assets	18,468	17,210
Net Cash Provided By (Used In) Investing Activities	11,225	(49,731)

CASH FLOWS FROM FINANCING ACTIVITIES:
Gross Proceeds from Private Placement of Common Stock	700,000	980,291
Private Placement Expenses Incurred as of December 31	(16,452)	(87,572)
Net Cash Provided by Financing Activities	683,548	892,719

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	169,842	182,787
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	241,051	202,380

CASH AND CASH EQUIVALENTS, END OF PERIOD	$410,893	$385,167

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash Paid for Income Taxes	$912	$912
SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Issuance of 90,298 Shares of Common Stock to Consultants	$–	$65,015

The accompanying notes are an integral part of these consolidated interim financial statements.

PRECISION OPTICS CORPORATION, INC.

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Operations

The accompanying consolidated financial statements include the accounts of Precision Optics Corporation, Inc. and its wholly-owned subsidiaries (the “Company”). All significant intercompany accounts and transactions have been eliminated in consolidation.

These consolidated financial statements have been prepared by the Company, without audit, and reflect normal recurring adjustments which, in the opinion of management, are necessary for a fair statement of the results of the second quarter and six months of the Company’s fiscal year 2016. These consolidated financial statements do not include all disclosures associated with annual consolidated financial statements and, accordingly, should be read in conjunction with footnotes contained in the Company’s consolidated financial statements for the year ended June 30, 2015 together with the Report of Independent Registered Public Accounting Firm filed under cover of the Company’s 2015 Annual Report on Form 10-K, filed with the Securities and Exchange Commission on October 13, 2015.

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

Income (Loss) Per Share

Basic income (loss) per share is computed by dividing net income or net loss by the weighted average number of shares of common stock outstanding during the period. Diluted income (loss) per share is computed by dividing net income or net loss by the weighted average number of shares of common stock outstanding during the period, plus the number of potentially dilutive securities outstanding during the period such as stock options and warrants. For the three and six months ended December 31, 2015 and 2014, the effect of such securities was antidilutive and not included in the diluted calculation because of the net loss generated in these periods.

The following is the calculation of loss per share for the three and six months ended December 31, 2015 and 2014:

	Three Months Ended December 31		Six Months Ended December 31
	2015	2014	2015	2014
Net Income Loss – Basic and Diluted	$(281,310)	$(321,223)	$(663,200)	$(617,662)

Basic Weighted Average Shares Outstanding	7,230,169	6,262,584	6,809,988	6,195,793
Potentially Dilutive Securities	–	–	–	–
Diluted Weighted Average Shares Outstanding	7,230,169	6,262,584	6,809,988	6,195,793

Loss Per Share
Basic	$(0.04)	$(0.05)	$(0.10)	$(0.10)
Diluted	$(0.04)	$(0.05)	$(0.10)	$(0.10)

The number of shares issuable upon the exercise of outstanding stock options and warrants that were excluded from the computation as their effect was antidilutive was approximately 4,478,000 and 3,794,000 for the three months ended December 31, 2015 and 2014, respectively, and approximately 4,478,000 and 3,794,000 for the six months ended December 31, 2015 and 2014, respectively.

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

2.	INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out) or market and consisted of the following:

	December 31, 2015	June 30, 2015
Raw Materials	$482,135	$485,266
Work-In-Progress	399,791	388,503
Finished Goods	211,830	199,487
Total Inventories	$1,093,756	$1,073,256

3.	STOCK-BASED COMPENSATION

Stock-based compensation costs recognized during the quarters ended December 31, 2015 and 2014 amounted to $42,105 and $13,125 respectively, and the costs were included in the accompanying consolidated statements of operations in: selling, general and administrative expenses (2015 - $24,121; 2014 - $0), research and development expenses (2015 - $9,316, 2014 - $13,125) and cost of goods sold (2015 - $8,668; 2014 - $0). Stock-based compensation costs recognized during  the six month periods ended December 31, 2015 and 2014 amounted to $142,428 and $40,125, respectively, and were included in the accompanying consolidated statements of operations in: selling, general and administrative expenses (2015 - $60,378; 2014 - $27,000), research and development expenses (2015 - $38,707, 2014 - $13,125) and cost of goods sold (2015 - $43,343, 2014 - $0). No compensation has been capitalized because such amounts would have been immaterial.

The following tables summarize stock option activity for the six months ended December 31, 2015:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Life
Outstanding at June 30, 2015	1,079,079	$1.43	8.46 years
Cancellations	(3,800)	$3.00
Outstanding at December 31, 2015	1,075,279	$1.42	7.95 years

Information related to the stock options outstanding as of December 31, 2015 is as follows:

Range of Exercise Prices	Number of Shares	Weighted-Average Remaining Contractual Life (years)	Weighted-Average Exercise Price	Exercisable Number of Shares	Exercisable Weighted-Average Exercise Price
$0.73	316,000	9.39	$0.73	165,000	$0.73
$0.73	330,000	9.39	$0.73	132,915	$0.73
$0.90	35,000	8.53	$0.90	23,334	$0.90
$0.90	30,000	8.53	$0.90	30,000	$0.90
$1.20	207,800	6.17	$1.20	207,800	$1.20
$0.90	9,000	8.01	$0.90	9,000	$0.90
$0.85	9,000	7.01	$0.85	9,000	$0.85
$0.55	44,000	6.17	$0.55	44,000	$0.55
$0.27	40,000	5.54	$0.27	40,000	$0.27
$1.35	1,200	3.90	$1.35	1,200	$1.35
$1.25	1,200	2.90	$1.25	1,200	$1.25
$6.25	1,600	0.91	$6.25	1,600	$6.25
$7.75	1,200	1.91	$7.75	1,200	$7.75
$13.75	49,279	0.36	$13.75	49,279	$13.75
$0.27–$13.75	1,075,279	7.96	$1.42	715,528	$1.77

The aggregate intrinsic value of the Company’s “in-the-money” outstanding and exercisable options as of December 31, 2015 was $21,280.

4.	SALE OF STOCK

On October 19, 2015, the Company entered into agreements with accredited investors for the sale and purchase of 1,044,776 shares of the Company’s common stock, $0.01 par value at a purchase price of $0.67 per share. The Company received $700,000 in gross proceeds from the offering. The Company intends to use the net proceeds from this placement for general working capital purposes.

In conjunction with the placement, the Company also entered into a registration rights agreement with the investors, whereby the Company is obligated to file a registration statement with the Securities Exchange Commission on or before 90 calendar days after October 19, 2015 to register the resale by the investors of the 1,044,776 shares of the Company’s common stock purchased in the placement. The registration statement was filed on January 19, 2016 and became effective on February 1, 2016.

In conjunction with the offering, certain anti-dilution provisions of the warrants issued in conjunction with the Company’s June 25, 2008 and September 28, 2012 financing transactions were triggered. As a result, the number of existing June 25, 2008 warrants increased from 493,398 to 517,222 and the related exercise price of the warrants decreased from $1.03 to $0.98 per share. Also, as a result of the offering, the number of existing September 28, 2012 warrants increased from 2,189,724 to 2,293,013 and 217,322 to 222,559, respectively, and the related exercise price decreased from $1.11 to $1.06 and from $0.85 to $0.83, respectively.

5.	SALE OF ASSETS

During the six months ended December 31, 2015, the Company sold equipment that was previously written off for proceeds totaling $18,468, and recorded a gain of $18,468, which is included within operating expenses in the accompanying consolidated statements of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and notes to those statements included elsewhere in this Quarterly Report on Form 10-Q for the quarter and six months ended December 31, 2015 and with our audited consolidated financial statements for the year ended June 30, 2015 included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on October 13, 2015.

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

Our products and services have been principally sold to original equipment manufacturers, or OEM, customers. We believe our product offerings are competitive based on performance and other technical features. Based on certain cost advantages we maintain, we are able to offer products at a competitive price, including certain products that may be offered as single-use products to end customers. Further, our performance relating to factors such as scheduling and reliability, is essential to our customers.

We believe that our future success depends to a large degree on our ability to increase sales to current customers, to customers to whom we are currently engaged, and to new customers with whom we are in early stage evaluation. Further, we may seek to develop new technologies, processes, products and services to enhance the performance characteristics, methods of manufacture and cost of existing products. Accordingly, we expect to continue to seek and obtain product-related design and development contracts with customers and to selectively invest our own funds on research and development, particularly in the areas of Microprecision™ optics, micro medical cameras and 3D endoscopes.

For the six months ended December 31, 2015, approximately 55% of our sales were made to five customers. Of these, two are large, international, medical device companies who have been our customers for many years. Both of these customers continue to purchase products that we developed over five years ago, and both now purchase new products that were developed and launched into production by us more recently. The other three top customers purchase products that we developed in recent years, and which rely heavily on our unique, proprietary Microprecision™ lens technology and optical visualization system expertise.

Current sales and marketing activities are intended to broaden awareness of the benefits of our products, which we believe are ready for general application to medical device projects requiring surgery-grade visualization from sub-millimeter sized devices and handheld 3D endoscopy. We believe greater demand for the small size and high image quality of our Microprecision™ line products will be driven by new medical procedures that have not previously been possible, by improved performance of existing endoscopes and other medical devices used in current minimally invasive medical procedures, and by broad migration toward the use of single-use medical devices.

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

Results of Operations

Our total revenues for the quarter ended December 31, 2015, the second quarter of our fiscal year 2016, were $954,772, as compared to $976,548 for the same period in the prior year, a decrease of $21,776, or 2.2%. The decrease in revenues for the quarter ended December 31, 2015 was primarily due to lower unit volume sales of certain traditional products, partially offset by higher unit volume sales of certain new product offerings, including the advanced surgical visualization system used in spinal surgery, optical components, single-use fiberscopes and CMOS micro cameras, and higher engineering services revenue. We believe the increase in engineering services revenue is a positive indication of future product sales. Our total revenues for the six months ended December 31, 2015 were $1,813,199, as compared to $1,807,262 for the same period in the prior year, an increase of $5,937, or 0.3%. The increase in revenues for the six month period was primarily due to higher unit volume sales of the advanced surgical visualization system used in spinal surgery, optical components, single-use fiberscopes and CMOS micro cameras, and higher engineering services revenue, partially offset by lower unit volume sales of certain traditional products.

Revenues from our largest customers, as a percentage of our total revenues, for the six months ended December 31, 2015 and 2014, were as follows:

	Six Months Ended December 31,
	2015	2014
Customer A	20%	14%
Customer B	15	25
Customer C	–	10
All Others	65	51
	100%	100%

No other customer accounted for more than 10% of our revenues during those quarters.

Gross profit for the quarter ended December 31, 2015 was $217,022, as compared to $162,512 for the same period in the prior year, which reflects an increase of $54,510. Gross profit for the quarter ended December 31, 2015 as a percentage of our revenues was 22.7%, an increase from the gross profit percentage of 16.6% for the same period in the prior year. Gross profit for the six months ended December 31, 2015 was $349,360, as compared to $274,650 for the same period in the prior year, which reflects an increase of $74,710. Gross profit for the six months ended December 31, 2015 as a percentage of our revenues was 19.3%, an increase from the gross profit percentage of 15.2% for the same period in the prior year. During the quarter and six months ended December 31, 2014, we experienced certain start-up costs and inefficiencies related to the production of certain products. The increase in our gross profit percentage in the most recent quarter and six months was due primarily to the reduced cost of such manufacturing inefficiencies, partially offset by higher stock-based compensation expenses in the current fiscal year. Further, our quarterly gross profit and gross profit percentage depend on a number of factors, including overall sales volume, the mix of products sold, and the costs of initial production in connection with new products. If we are able to successfully increase our sales volumes, we expect our gross margins to increase.

Research and development expenses were $108,146 for the quarter ended December 31, 2015, compared to $138,893 for the same period in the prior year, a decrease of $30,747, or 22.1%. The decrease in the quarter ended December 31, 2015 compared to same period in the prior year was primarily due to the increase in our engineering services revenue. As a result of increases in such revenue, a greater portion of our fixed engineering cost is included in cost of goods sold. Quarterly research and development expenses depend on our assessment of new product opportunities and available resources. Research and development expenses were net of reimbursement of related costs of $0 and $4,792 during the quarters ended December 31, 2015 and 2014, respectively. Research and development expenses were $258,914 for the six months ended December 31, 2015, compared to $215,605 for the same period in the prior year, an increase of $43,309, or 20.1%. The increase in the six month period ended December 31, 2015 compared to the same period in the prior year was primarily due to higher stock-based compensation expenses, higher labor and materials costs incurred on product development activities, and by lower reimbursements received from customers for such activities. Research and development expenses were net of reimbursement of related costs of $0 and $23,404 during the six months ended December 31, 2015 and 2014, respectively.

Selling, general and administrative expenses were $407,088 for the quarter ended December 31, 2015, compared to $346,770 for the same period in the prior year, an increase of $60,318, or 17.4%. The increase in the quarter ended December 31, 2015 compared to the same period in the prior year was primarily due to higher stock-based compensation expenses and consulting expenses, partially offset by the curtailment of operations of our Hong Kong subsidiary. Selling, general and administrative expenses were $772,114 for the six months ended December 31, 2015, compared to $693,917 for the same period in the prior year, an increase of $78,197, or 11.3%. The increase in the six month period ended December 31, 2015 compared to the same period in the prior year was primarily due to higher stock-based compensation expenses and consulting expenses, partially offset by the curtailment of operations of our Hong Kong subsidiary.

No income tax provision was recorded in the first and second quarters of fiscal year 2016 or 2015 because of the losses generated in those periods.

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

During the quarter ended December 31, 2015, we incurred a net loss of $281,310 and used cash in operating activities of $399,847. As of December 31, 2015, cash and cash equivalents were $410,893, accounts receivable were $425,733, and current liabilities were $1,260,677. As of June 30, 2015, cash and cash equivalents were $241,051, accounts receivable were $588,042, and current liabilities were $1,374,994.

On October 19, 2015, we closed agreements with institutional and accredited investors for the sale and purchase of 1,044,776 shares of our common stock at a purchase price of $0.67 per share. We received $700,000 in gross proceeds from the offering. We are using the net proceeds from this placement for general working capital purposes.

Capital equipment expenditures during the six months ended December 31, 2015 and 2014 were $4,372 and $57,671, respectively. Future capital equipment expenditures will be dependent upon future sales and success of on-going research and development efforts.

Contractual cash commitments for the fiscal years subsequent to December 31, 2015 are summarized as follows:

	2016	2017	Thereafter	Total
Operating Leases	$2,190	$–	$–	$2,190

We have contractual cash commitments related to open purchase orders as of December 31, 2015 of approximately $354,000, including a $51,000 commitment under a five-year capital lease obligation beginning in February 2016 for acquisition of equipment.

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

Item 4. Controls and Procedures.

Management’s Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and our Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures, including internal control over financial reporting, were not effective, as of December 31, 2015, to ensure the information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended (i) is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are intended to be designed to provide reasonable assurance that such information is accumulated and communicated to our management. Based on this evaluation, our management concluded that our internal control over financial reporting was not effective as of December 31, 2015.

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

To address and remediate the material weakness in internal control over financial reporting described above, beginning in the quarter ended September 30, 2009 and continuing through the quarter ended December 31, 2015, we implemented processes to improve our inventory controls and documentation surrounding inventory valuation for overhead rates, and performed procedures to ensure that the pricing of inventory items was consistent with the supporting documentation. We believe that the step outlined above strengthens our internal control over financial reporting and mitigates the material weakness described above.

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

In conjunction with the placement, we also entered into a registration rights agreement with the investors, whereby we are obligated to file a registration statement with the Securities Exchange Commission on or before 90 calendar days after October 19, 2015 to register the resale by the investors of the 1,044,776 shares of our common stock purchased in the placement. The registration statement was filed with the Securities and Exchange Commission on January 19, 2016 and became effective on February 1, 2016.

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

We did not default upon senior securities during the quarter ended December 31, 2015.

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

PRECISION OPTICS CORPORATION, INC.

Date: February 16, 2016	By:	/s/ Joseph N. Forkey
Joseph N. Forkey
Chief Executive Officer (Principal Executive Officer)

Date: February 16, 2016	By:	/s/ Jack P. Dreimiller
Jack P. Dreimiller
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

