Form 10-Q
period 2016-03-31
PRECISION OPTICS CORPORATION, INC.
filed 2016-05-16
CIK 867840

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

or

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

The number of shares outstanding of the issuer’s common stock, par value $0.01 per share, at May 15, 2016 was 7,539,582 shares.

PRECISION OPTICS CORPORATION, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31, 2016	June 30, 2015
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$172,269	$241,051
Accounts Receivable, net	607,976	588,042
Inventories, net	1,053,302	1,073,256
Prepaid Expenses	100,194	65,182
Total Current Assets	1,933,741	1,967,531
PROPERTY AND EQUIPMENT
Machinery and Equipment	2,479,471	2,431,127
Leasehold Improvements	553,596	553,596
Furniture and Fixtures	148,303	148,303
Vehicles	19,674	19,674
	3,201,044	3,152,700

Less: Accumulated Depreciation and Amortization	(3,115,345)	(3,096,993)
Net Property and Equipment	85,699	55,707

Patents, net	22,874	18,644

TOTAL ASSETS	$2,042,314	$2,041,882

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Current Portion of Capital Lease Obligation	$7,728	$–
Accounts Payable	1,025,422	912,150
Customer Advances	23,010	118,800
Accrued Employee Compensation	176,130	222,222
Accrued Professional Services	54,471	60,735
Accrued Warranty Expense	25,000	25,000
Other Accrued Liabilities	7,200	36,087
Total Current Liabilities	1,318,961	1,374,994

Capital Lease Obligation, net of current portion	33,968	–

STOCKHOLDERS’ EQUITY
Common Stock, $0.01 par value - Authorized - 50,000,000 shares; Issued and Outstanding – 7,539,582 shares at March 31, 2016 and 6,389,806 shares at June 30, 2015	75,396	63,898
Additional Paid-in Capital	44,128,796	43,232,500
Accumulated Deficit	(43,514,807)	(42,629,510)
Total Stockholders’ Equity	689,385	666,888

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,042,314	$2,041,882

The accompanying notes are an integral part of these consolidated interim financial statements.

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED

MARCH 31, 2016 AND 2015

(UNAUDITED)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2016	2015	2016	2015
Revenues	$1,140,825	$1,141,892	$2,954,024	$2,949,154

Cost of Goods Sold	867,292	828,963	2,331,131	2,361,575
Gross Profit	273,533	312,929	622,893	587,579

Research and Development Expenses, net	118,285	140,177	377,199	355,782

Selling, General and Administrative Expenses	407,406	410,549	1,179,520	1,104,466

Gain on Sale of Assets	(8,480)	(691)	(26,948)	(17,901)
Total Operating Expenses	517,211	550,035	1,529,771	1,442,347

Operating Loss	$(243,678)	$(237,106)	$(906,878)	$(854,768)

Interest Expense	(469)	–	(469)	–

Other Income	22,050	39,222	22,050	39,222

Net Loss	(222,097)	(197,884)	(885,297)	(815,546)

Loss Per Share:
Basic	$(0.03)	$(0.03)	$(0.13)	$(0.13)
Diluted	$(0.03)	$(0.03)	$(0.13)	$(0.13)

Weighted Average Common Shares Outstanding:
Basic	7,484,197	6,334,757	7,033,090	6,241,438
Diluted	7,484,197	6,334,757	7,033,090	6,241,438

The accompanying notes are an integral part of these consolidated interim financial statements.

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED

MARCH 31, 2016 AND 2015

(UNAUDITED)

	Nine Months Ended March 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(885,297)	$(815,546)
Adjustments to Reconcile Net Loss to Net Cash Used In Operating Activities -
Depreciation and Amortization	18,352	14,962
Gain on Sale of Assets	(26,948)	(17,901)
Stock-based Compensation Expense	194,133	42,750
Non-cash Consulting Expense	55,050	38,625
Non-cash Gain on Settlement of Liabilities by Issuing Common Stock	(22,050)	(39,222)
Changes in Operating Assets and Liabilities -
Accounts Receivable, net	(19,934)	(11,424)
Inventories	19,954	(259,864)
Prepaid Expenses	(35,012)	21,096
Accounts Payable	113,272	165,514
Customer Advances	(95,790)	74,400
Accrued Expenses	(65,943)	61,770
Net Cash Used In Operating Activities	(750,213)	(724,840)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additional Patent Costs	(4,230)	(10,972)
Purchases of Property and Equipment	(4,554)	(59,973)
Proceeds from Sale of Assets	26,948	17,901
Net Cash Provided by (Used in) Investing Activities	18,164	(53,044)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of Capital Lease Obligation	(2,094)	–
Gross Proceeds from Private Placement of Common Stock	700,000	980,291
Private Placement Expenses Incurred	(34,639)	(121,512)
Net Cash Provided by Financing Activities	663,267	858,779

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(68,782)	80,895
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	241,051	202,380

CASH AND CASH EQUIVALENTS, END OF PERIOD	$172,269	$283,275

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash Paid for Income Taxes	$912	$912
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of Common Stock to Consultants	$48,300	$93,793

Acquisition of Manufacturing Equipment Under Capital Lease	$43,790	$–

The accompanying notes are an integral part of these consolidated interim financial statements.

PRECISION OPTICS CORPORATION, INC.

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Operations

The accompanying consolidated financial statements include the accounts of Precision Optics Corporation, Inc. and its wholly-owned subsidiaries (the “Company”). All significant intercompany accounts and transactions have been eliminated in consolidation.

These consolidated financial statements have been prepared by the Company, without audit, and reflect normal recurring adjustments which, in the opinion of management, are necessary for a fair statement of the results of the third quarter and nine months of the Company’s fiscal year 2016. These consolidated financial statements do not include all disclosures associated with annual consolidated financial statements and, accordingly, should be read in conjunction with footnotes contained in the Company’s consolidated financial statements for the year ended June 30, 2015 together with the Report of Independent Registered Public Accounting Firm filed under cover of the Company’s 2015 Annual Report on Form 10-K, filed with the Securities and Exchange Commission on October 13, 2015.

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

Income (Loss) Per Share

Basic income (loss) per share is computed by dividing net income or net loss by the weighted average number of shares of common stock outstanding during the period. Diluted income (loss) per share is computed by dividing net income or net loss by the weighted average number of shares of common stock outstanding during the period, plus the number of potentially dilutive securities outstanding during the period such as stock options and warrants. For the three and nine months ended March 31, 2016 and 2015, the effect of such securities was antidilutive and not included in the diluted calculation because of the net loss generated in these periods.

The following is the calculation of loss per share for the three and nine months ended March 31, 2016 and 2015:

	Three Months Ended March 31		Nine Months Ended March 31
	2016	2015	2016	2015
Net Income Loss – Basic and Diluted	$(222,097)	$(197,884)	$(885,297)	$(815,546)

Basic Weighted Average Shares Outstanding	7,484,197	6,334,757	7,033,090	6,241,438
Potentially Dilutive Securities	–	–	–	–
Diluted Weighted Average Shares Outstanding	7,484,197	6,334,757	7,033,090	6,241,438

Loss Per Share
Basic	$(0.03)	$(0.03)	$(0.13)	$(0.13)
Diluted	$(0.03)	$(0.03)	$(0.13)	$(0.13)

The number of shares issuable upon the exercise of outstanding stock options and warrants that were excluded from the computation as their effect was antidilutive was approximately 4,168,000 and 3,794,000 for the three months ended March 31, 2016 and 2015, respectively, and approximately 4,168,000 and 3,794,000 for the nine months ended March 31, 2016 and 2015, respectively.

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

2.	INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out) or market and consisted of the following:

	March 31, 2016	June 30, 2015
Raw Materials	$466,062	$485,266
Work-In-Progress	351,702	388,503
Finished Goods	235,538	199,487
Total Inventories	$1,053,302	$1,073,256

3.	CAPITAL LEASE OBLIGATION

During the quarter ended March 31, 2016, the Company entered into a five-year capital lease obligation for the acquisition of manufacturing equipment totaling $51,252. At March 31, 2016, future minimum lease payments under the capital lease obligation are as follows:

Fiscal Year	Amount
2016	$2,563
2017	10,250
2018	10,250
2019	10,250
2020	10,250
2021	5,126
Total Minimum Payments	$48,689
Amount Representing Interest	6,993
Present Value of Minimum Lease Payments	41,696
Less – current portion	7,728
$33,968

4.	STOCK-BASED COMPENSATION

Stock-based compensation costs recognized during the quarters ended March 31, 2016 and 2015 amounted to $51,705 and $2,625 respectively, and the costs were included in the accompanying consolidated statements of operations in: selling, general and administrative expenses (2016 - $33,721; 2015 - $0), research and development expenses (2016 - $9,316; 2015 - $2,625) and cost of goods sold (2016 - $8,668; 2015 - $0). Stock-based compensation costs recognized during  the nine month periods ended March 31, 2016 and 2015 amounted to $194,133 and $42,750, respectively, and were included in the accompanying consolidated statements of operations in: selling, general and administrative expenses (2016 - $94,099; 2015 - $27,000), research and development expenses (2016 - $48,023, 2015 - $15,750) and cost of goods sold (2016 - $52,011, 2015 - $0). No compensation has been capitalized because such amounts would have been immaterial.

The following tables summarize stock option activity for the nine months ended March 31, 2016:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Life
Outstanding at June 30, 2015	1,079,079	$1.43	8.46 years
Grants	60,000	0.48
Cancellations	(3,800)	$3.00
Outstanding at March 31, 2016	1,135,279	$1.37	7.83 years

Information related to the stock options outstanding as of March 31, 2016 is as follows:

Range of Exercise Prices	Number of Shares	Weighted-Average Remaining Contractual Life (years)	Weighted-Average Exercise Price	Exercisable Number of Shares	Exercisable Weighted-Average Exercise Price
$0.48	60,000	10.00	$0.48	20,000	$0.48
$0.73	316,000	9.14	$0.73	165,000	$0.73
$0.73	330,000	9.14	$0.73	132,915	$0.73
$0.90	35,000	8.28	$0.90	23,334	$0.90
$0.90	30,000	8.28	$0.90	30,000	$0.90
$1.20	207,800	5.92	$1.20	207,800	$1.20
$0.90	9,000	7.76	$0.90	9,000	$0.90
$0.85	9,000	6.76	$0.85	9,000	$0.85
$0.55	44,000	5.92	$0.55	44,000	$0.55
$0.27	40,000	5.29	$0.27	40,000	$0.27
$1.35	1,200	3.65	$1.35	1,200	$1.35
$1.25	1,200	2.65	$1.25	1,200	$1.25
$6.25	1,600	0.66	$6.25	1,600	$6.25
$7.75	1,200	1.66	$7.75	1,200	$7.75
$13.75	49,279	0.11	$13.75	49,279	$13.75
$0.27–$13.75	1,135,279	7.83	$1.37	735,528	$1.73

The aggregate intrinsic value of the Company’s “in-the-money” outstanding and exercisable options as of March 31, 2016 was $8,400.

5.	SALE OF STOCK

On October 19, 2015, the Company entered into agreements with accredited investors for the sale and purchase of 1,044,776 shares of the Company’s common stock, $0.01 par value at a purchase price of $0.67 per share. The Company received $700,000 in gross proceeds from the offering. The Company has used the net proceeds from this placement for general working capital purposes.

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

6.	SALE OF ASSETS

During the nine months ended March 31, 2016, the Company sold equipment that was previously written off for proceeds totaling $26,948, and recorded a gain of $26,948, which is included within operating expenses in the accompanying consolidated statements of operations.

7.	OTHER INCOME

Other income in the amount of $22,050 and $39,222 for the quarter and nine months ended March 31, 2016 and 2015, respectively, represents non-cash gains on the settlement of liabilities for services rendered to the Company, by issuing 105,000 shares and 82,222 shares of common stock in February 2016 and January 2015, respectively. The non-cash gain is the difference between the recorded amount of the liabilities and the value of the stock when issued.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and notes to those statements included elsewhere in this Quarterly Report on Form 10-Q for the quarter and nine months ended March 31, 2016 and with our audited consolidated financial statements for the year ended June 30, 2015 included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on October 13, 2015.

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

For the nine months ended March 31, 2016, approximately 50% of our sales were made to five customers. Of these, two are large, international, medical device companies who have been our customers for many years. Both of these customers continue to purchase products that we developed over five years ago, and both now purchase new products that were developed and launched into production by us more recently. The other three top customers purchase products that we developed in recent years, and which rely heavily on our unique, proprietary Microprecision™ lens technology and optical visualization system expertise.

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

Results of Operations

Our total revenues for the quarter ended March 31, 2016, the third quarter of our fiscal year 2016, were $1,140,825, as compared to $1,141,892 for the same period in the prior year, a decrease of $1,067, or 0.09%. The decrease in revenues for the quarter ended March 31, 2016 was primarily due to lower unit volume sales of certain traditional products, partially offset by higher unit volume sales of certain new product offerings, including optical components, single-use fiberscopes and CMOS micro cameras, and higher engineering services revenue. We believe the increase in engineering services revenue is a positive indication of future product sales. Our total revenues for the nine months ended March 31, 2016 were $2,954,024, as compared to $2,949,154 for the same period in the prior year, an increase of $4,870, or 0.2%. The increase in revenues for the nine month period was primarily due to higher unit volume sales of optical components, single-use fiberscopes and CMOS micro cameras, and higher engineering services revenue, partially offset by lower unit volume sales of certain traditional products.

Revenues from our largest customers, as a percentage of our total revenues, for the nine months ended March 31, 2016 and 2015, were as follows:

	Nine Months Ended March 31,
	2016	2015
Customer A	16%	11%
Customer B	14	23
Customer C	6	10
Customer D	–	12
All Others	64	44
	100%	100%

No other customer accounted for more than 10% of our revenues during those quarters.

Gross profit for the quarter ended March 31, 2016 was $273,533, as compared to $312,929 for the same period in the prior year, which reflects a decrease of $39,396. Gross profit for the quarter ended March 31, 2016 as a percentage of our revenues was 24.0%, a decrease from the gross profit percentage of 27.4% for the same period in the prior year. Gross profit for the nine months ended March 31, 2016 was $622,893, as compared to $587,579 for the same period in the prior year, which reflects an increase of $35,314. Gross profit for the nine months ended March 31, 2016 as a percentage of our revenues was 21.1%, an increase from the gross profit percentage of 19.9% for the same period in the prior year. The decrease in our gross profit percentage in the most recent quarter compared to the prior year was due primarily to manufacturing inefficiencies on a few projects. The increase in our gross profit percentage in the most recent nine months was due primarily to the reduced cost of manufacturing inefficiencies such as scrap, partially offset by higher stock-based compensation expenses in the current fiscal year. Further, our quarterly gross profit and gross profit percentage depend on a number of factors, including overall sales volume, the mix of products sold, and the costs of initial production in connection with new products. If we are able to successfully increase our sales volumes, we expect our gross margins to increase.

Research and development expenses were $118,285 for the quarter ended March 31, 2016, compared to $140,177 for the same period in the prior year, a decrease of $21,892, or 15.6%. The decrease in the quarter ended March 31, 2016 compared to same period in the prior year was primarily due to the increase in our engineering services revenue. As a result of increases in such revenue, a greater portion of our fixed engineering cost is included in cost of goods sold. Quarterly research and development expenses depend on our assessment of new product opportunities and available resources. Research and development expenses were net of reimbursement of related costs of $0 and $0 during the quarters ended March 31, 2016 and 2015, respectively. Research and development expenses were $377,199 for the nine months ended March 31, 2016, compared to $355,782 for the same period in the prior year, an increase of $21,417, or 6.0%. The increase in the nine month period ended March 31, 2016 compared to the same period in the prior year was primarily due to higher stock-based compensation expenses, and by lower reimbursements received from customers for such activities, partially offset by the increase in engineering services revenue as explained above. Research and development expenses were net of reimbursement of related costs of $0 and $23,404 during the nine months ended March 31, 2016 and 2015, respectively.

Selling, general and administrative expenses were $407,406 for the quarter ended March 31, 2016, compared to $410,549 for the same period in the prior year, a decrease of $3,143, or 0.8%. The decrease in the quarter ended March 31, 2016 compared to the same period in the prior year was primarily due to the curtailment of operations of our Hong Kong subsidiary, partially offset by higher stock-based compensation expenses and consulting expenses. Selling, general and administrative expenses were $1,179,520 for the nine months ended March 31, 2016, compared to $1,104,466 for the same period in the prior year, an increase of $75,054, or 6.8%. The increase in the nine month period ended March 31, 2016 compared to the same period in the prior year was primarily due to higher stock-based compensation expenses and consulting expenses, partially offset by the curtailment of operations of our Hong Kong subsidiary.

No income tax provision was recorded in the first, second or third quarters of fiscal year 2016 or 2015 because of the losses generated in those periods.

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

Until we achieve and sustain breakeven and profitable results, we will be required to pursue several options to manage cash flow and raise capital, including issuing debt or equity or entering into a strategic alliance. The sale of additional equity or convertible debt securities would result in additional dilution to our current stockholders, and debt financing, if available, may involve restrictive covenants that could restrict our operations or finances. Financing may not be available in amounts or on terms acceptable to us, if at all. If we are unable to secure additional capital, we may be required to curtail our research and development initiatives and take additional measures to reduce costs in order to conserve our cash in amounts sufficient to sustain operations and meet our obligations. If we cannot raise funds on acceptable terms or achieve positive cash flow, we may not be able to continue to develop new products, grow market share, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements, any of which could negatively impact our business, operating results and financial condition, or impact our ability to continue to conduct operations.

During the quarter ended March 31, 2016, we incurred a net loss of $222,097 and used cash in operating activities of $225,282. As of March 31, 2016, cash and cash equivalents were $172,269, accounts receivable were $607,976, and current liabilities were $1,318,961. As of June 30, 2015, cash and cash equivalents were $241,051, accounts receivable were $588,042, and current liabilities were $1,374,994.

On October 19, 2015, we closed agreements with institutional and accredited investors for the sale and purchase of 1,044,776 shares of our common stock at a purchase price of $0.67 per share. We received $700,000 in gross proceeds from the offering. We are using the net proceeds from this placement for general working capital purposes.

Capital equipment expenditures during the nine months ended March 31, 2016 and 2015 were $4,554 and $59,973, respectively. Future capital equipment expenditures will be dependent upon future sales and success of on-going research and development efforts.

Contractual cash commitments for the fiscal years subsequent to March 31, 2016 are summarized as follows:

	2016	2017	Thereafter	Total
Operating Leases	$5,730	$18,402	$8,400	$32,532
Capital Leases	2,563	10,250	35,876	48,689
Totals	$8,293	$28,652	$44,276	$81,221

We have contractual cash commitments related to open purchase orders as of March 31, 2016 of approximately $243,000.

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

Item 4. Controls and Procedures.

Management’s Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and our Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures, including internal control over financial reporting, were not effective, as of March 31, 2016, to ensure the information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended (i) is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are intended to be designed to provide reasonable assurance that such information is accumulated and communicated to our management. Based on this evaluation, our management concluded that our internal control over financial reporting was not effective as of March 31, 2016.

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

To address and remediate the material weakness in internal control over financial reporting described above, beginning in the quarter ended September 30, 2009 and continuing through the quarter ended March 31, 2016, we implemented processes to improve our inventory controls and documentation surrounding inventory valuation for overhead rates, and performed procedures to ensure that the pricing of inventory items was consistent with the supporting documentation. We believe that the step outlined above strengthens our internal control over financial reporting and mitigates the material weakness described above.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On February 18, 2016, we issued 105,000 shares of common stock valued at $0.46 per share for services rendered to us.

We relied on the Section 4(a)(2) exemption from securities registration under the federal securities laws for transactions not involving any public offering. No advertising or general solicitation was employed in offering the securities. The securities were issued to accredited investors and a limited number of non-accredited investors. The securities were offered for investment purposes only and not for the purpose of resale or distribution, and the transfers thereof were appropriately restricted by us.

Item 3. Defaults Upon Senior Securities.

We did not default upon senior securities during the quarter ended March 31, 2016.

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

PRECISION OPTICS CORPORATION, INC.

Date: May 16, 2016	By:	/s/ Joseph N. Forkey
Joseph N. Forkey
Chief Executive Officer (Principal Executive Officer)

Date: May 16, 2016	By:	/s/ Jack P. Dreimiller
Jack P. Dreimiller
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

