Form 10-K
period 2016-06-30
PRECISION OPTICS CORPORATION, INC.
filed 2016-09-28
CIK 867840

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐  Yes  ☒  No

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant on December 31, 2015 was approximately $2,681,302 based on a total of 4,001,944 shares of the registrant’s common stock held by non-affiliates on December 31, 2015, at the closing price of $0.67 per share as reported on the OTCQB market.

The number of shares of outstanding common stock of the registrant as of September 15, 2016 was 7,539,582.

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

ITEM 1.  BUSINESS.

Overview

We have been developing and manufacturing advanced optical instruments since 1982. Today, the vast majority of our business is the design and manufacture of high-quality medical devices and approximately 6% of our business is the design and manufacture of military and industrial products. Our medical instrumentation line includes traditional endoscopes and endocouplers as well as other custom imaging and illumination products for use in minimally invasive surgical procedures. Much of our recent development efforts have been targeted at the development of next generation endoscopes. For the last ten years, we have funded internal research and development programs to develop next generation capabilities for designing and manufacturing 3D endoscopes and very small Microprecision™ lenses, anticipating future requirements as the surgical community continues to demand smaller and more enhanced imaging systems for minimally invasive surgery. Our unique proprietary technology in these areas, combined with recent developments in the areas of 3D displays and millimeter sized image sensors, has allowed us to begin commercialization of these technologies. We believe that new products based on these technologies provide enhanced imaging for existing surgical procedures and can enable development of many new procedures.

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

In June 2015 we announced a partnership with OmniVision Technologies, Inc, and Fujikura, Ltd., in which we jointly developed a CMOS based camera module with a diameter of only 1.6 mm and 400 x 400 pixel resolution, representing superior image quality for camera modules of its size. OmniVision supplied the CMOS sensor, Fujikura provided flexible printed circuit technology and we designed and fabricated the micro-optics and assembled them to the CMOS sensor to form the camera module. This camera module is well suited for many different medical device applications requiring small size and superior image quality.

We are currently engaged in development projects with our customers to design and produce even smaller CMOS based camera modules together with customized illumination using various technologies to match the needs of the medical device endoscopes. We are also currently designing disposable versions of our camera modules and assemblies designed for single-use and reduced risk of contamination from repeated use. We believe these on-going improvements are significant to the continued evolution and acceptance of our Microprecision™ technology platform.

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

While our resources are substantially more limited than those of some of our competitors, we believe that we can compete successfully in this market on the basis of product quality, price, delivery and innovation. Our success will depend, in part, on our ability to maintain a technological advantage over our competitors. To this end, we intend to continue to aggressively support and augment our internal engineering, research and development resources and to aggressively pursue patent protection for existing and new technology. We believe that our unique technical capabilities in the areas of Microprecision™ optics, micro medical cameras and illumination, as well as 3D endoscopes currently represent competitive advantages for us in the minimally invasive surgical device market.

Market Opportunities

Microprecision™ lenses and Micro Medical Cameras: While other approaches exist for the manufacture of camera lenses, we believe that no lens on the market today has the combination of low cost, small size, range of optical specifications and high image quality required for many medical applications that our lenses have. By enabling the production of millimeter sized and smaller cameras with low manufacturing costs, we believe our Microprecision ™ technology opens the possibility to replace existing re-sterilizable endoscopes with a single-use alternative. Also, the small size of our Microprecision™ lenses and micro medical cameras combined with our proprietary illumination techniques can provide visualization for existing procedures that are currently performed blind or with sub-optimal imaging, and we believe can facilitate the development of new surgical procedures that are currently impractical without sub-millimeter visualization instrumentation.

3D Endoscopes and Robotic Surgery Systems: 3D endoscopes have been used for many years as part of robotic surgery systems partly because the market price of robotic surgery systems is high enough to support the cost of a high quality custom 3D display. Competition amongst medical device companies, many of which are our customers for other products, in the area of 3D robotic surgery systems is increasing, and various companies are now pursuing less expensive, procedure specific robotic systems. We believe our experience and expertise in 3D endoscopes for medical applications could be a benefit to various companies in this area that could provide us with new product development and manufacturing opportunities.

We also believe the use of 3D endoscopes in hand-held, non-robotic systems has been limited in the past by the high cost of good quality 3D display systems. Recently, the cost of high quality 3D display systems has dropped dramatically, driven by demand in the consumer market. Now, low cost, high quality 3D display systems, such as 3D televisions, are newly available in the market, which we believe could enable the development of 3D hand-held endoscopy and create new market opportunity for our 3D endoscopes. We have designed and built a high definition 3D endoscope for use in hand-held 3D endoscopy systems which could be used as a foundation in future hand-held 3D endoscope projects.

Sales and Marketing

We market our 3D endoscopes, Microprecision™ optical components and micro medical cameras by leveraging our existing relationships with major medical device companies – many of whom are current customers. We intend to make our existing and future technologies available to our customers for use in their current and newly developed minimally invasive surgical products and to eventually develop and market our own proprietary products, which incorporate these new technologies. In addition to direct sales channels through our existing customer relationships, we also develop new sales opportunities through our website, email mailings, membership in Photonics Online web-based professional organization, and attendance at market specific tradeshows.

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

Research and Development

We believe that our future success depends to a large degree on our ability to continue to conceive and develop new optical products and technologies to enhance the performance characteristics and methods of manufacture of existing and new products. Research and development expenses are incurred on our own proprietary products and technology such as Microprecision™ optics, micro medical cameras and 3D endoscopes, as well as on certain custom projects on behalf of our customers. Accordingly, we expect to continue to seek to obtain product-related design and development contracts with customers and to invest our own funds in research and development. For the years ended June 30, 2016 and 2015, research and development expenses, net amounted to $478,267 and $492,937, respectively. For the years ended June 30, 2016 and 2015, research and development expenses were net of reimbursement from customers of $0 and $23,404, respectively.

Raw Materials and Principal Suppliers

A key raw material component for our products is precision grade optical glass, which we obtain from a few suppliers, principally SCHOTT North America, Inc. and Ohara Corporation.

For optical thin film coatings, the basic raw materials we have utilized are metals and dielectric compounds, which we obtained from a variety of chemical suppliers. However, as of June 2016 all of our thin film coatings are performed by outside suppliers. We believe that our demand for thin film coating services is small relative to the total supply and that the services required for the production of our products are currently available in sufficient production quantities and will remain available for at least the next twelve months.

We obtain CMOS sensors used in our development of endoscope products for our customers from various suppliers including OmniVision Technologies, Inc., and AWAIBA Lda. We believe that while the number of sources of supply is limited for the CMOS sensors with the specifications used in medical device endoscopes we develop, the manufacturing capacities of those suppliers is adequate to meet our demand in the next twelve months. Likewise, a limited number of suppliers provide CMOS electronic cabling services for the smallest sensors, such as FujiKura, Ltd and NET USA, Inc. However, we believe our demand for these services is relatively small compared to these companies’ and others’ capacities for CMOS sensor electronic cabling services.

Patents and Trademarks

We rely, in part, upon patents, trade secrets and proprietary knowledge as well as personnel policies and employee confidentiality agreements concerning inventions and other creative efforts to develop and maintain our competitive position. We plan to file for patents, copyrights and trademarks in the United States and in other appropriate countries to protect our intellectual property rights to the greatest extent practicable. We currently hold rights to thirteen United States patents, and have four patent applications pending, including applications for our new generation of micro medical cameras and 3D endoscopes. Our current patent portfolio includes patents, rights to patents and patent applications that cover various aspects of our technology in the following areas:

—	Medical devices: 6 issued
—	3-D endoscopes: 3 issued, 2 pending
—	Microprecision™ lenses and micro medical cameras: 3 issued, 2 pending
—	Military products: 1 issued

The patents contained in our current patent portfolio have expiration dates ranging from December 2016 to May 2036. We are not aware of any infringements of these patents. While we believe that our pending applications relate to patentable devices or concepts, these patents may not ultimately be issued and we may not be able to successfully defend these patents or effectively limit the development of competitive products and services.

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

We intend to continue to innovate and extend our technological capabilities in the areas of 3-D endoscopy Microprecision™ optics, micro medical cameras, and related illumination techniques, and to aggressively pursue patent protection for such developments.

Employees

As of June 30, 2016, we had 33 employees, 31 of which were full-time employees. There were 21 employees in manufacturing, 6 in engineering/research and development, 1 in sales and marketing and 5 in finance and administration. We are not a party to any collective bargaining agreements. We believe our relations with our employees are very good.

Customers

Revenues from our largest customers, as a percentage of total revenues, for fiscal years 2016 and 2015 were as follows:

	2016	2015
Customer A	16%	23%
Customer B	12	11
Customer C	1	15
All Others	71	51
	100%	100%

No other customer accounted for more than 10% of our revenues in fiscal years 2016 and 2015. At June 30, 2016, our three largest customer account receivable balances were 19%, 13% and 10%, respectively, of total accounts receivable. At June 30, 2015, our four largest account receivable balances were 38%, 13%, 12% and 10% of the total accounts receivable. No other accounts accounted for more than 10% of accounts receivable at June, 30, 2016 or 2015.

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

ITEM 1A.  RISK FACTORS.

RISKS RELATED TO OUR BUSINESS

In addition to the other information set forth in this annual report, you should carefully consider the following factors, which could materially affect our business, financial condition or results of operations in future periods. The risks described below are not the only risks facing our Company. The following information should be read together and in conjunction with “Forward-Looking Statements,” “Item 1. Business,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” our consolidated financial statements and the accompanying notes thereto. Additional risks not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or results of operations in future periods.

As of June 30, 2016 and September 15, 2016, we may not have sufficient cash to continue operations, and if we do not obtain funding for our operations, we may cease to exist as a going concern.

For the year ended June 30, 2016, net cash used in operating activities amounted to $876,298, and our net loss for the year was $1,034,765. As of June 30, 2016, we had $50,059 in cash and cash equivalents. We may not have sufficient cash to continue operations through the end of 2016 unless we receive additional funding for operations. We are actively pursuing several options to manage cash flow and raise capital including issuing debt, equity or entering into a strategic alliance. The sale of additional equity or convertible debt securities would result in additional dilution to our stockholders, and debt financing, if available, may involve restrictive covenants that could restrict our operations or finances. Financing may not be available in amounts or on terms acceptable to us, if at all. If we cannot raise funds on acceptable terms or achieve positive cash flow, we may not be able to continue to conduct operations, develop new products, grow market share, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements, any of which would negatively impact our business, operating results and financial condition. If we are not successful in increasing our revenues, reducing our expenses or raising additional equity capital to generate sufficient cash flows to meet our obligations as they come due, we may not be able to continue as a going concern.

We have a history of losses, we expect to continue to incur losses and we may never achieve profitability; and our June 30, 2016 audited consolidated financial statements included disclosure that casts substantial doubt regarding our ability to continue as a going concern.

During the years ended June 30, 2016 and 2015, we incurred net losses of $1,034,765 and $1,178,793, respectively. Our accumulated deficit at June 30, 2016 amounted to $43,664,275. We had working capital of $518,058 and $592,537 as of June 30, 2016 and 2015, respectively. During the year ended June 30, 2016, net cash used in operating activities amounted to $876,298. Our independent auditors have included a “going concern” qualification in their audit report for the year ended June 30, 2016. We expect to continue incurring losses for the foreseeable future and may never achieve or sustain profitability. We must generate sufficient cash flow or raise additional capital to pursue our product development initiatives, penetrate markets for the sale of our products and continue as a going concern. We cannot provide any assurance that we will raise additional capital. We believe that we have access to capital resources through possible public or private equity offerings, debt financings, corporate collaborations or other means. We may not raise enough capital to meet our needs and we may have to raise additional capital in the future. If we are unable to secure additional capital, we may be required to curtail our research and development initiatives and take additional measures to reduce costs in order to conserve our cash in amounts sufficient to sustain operations and meet our obligations. These measures could cause significant delays in our efforts to further commercialize our products and complete development projects and manufacturing services for our customers, which are critical to the realization of our business plan and to our future operations. These matters raise substantial doubt about our ability to continue as a going concern or become profitable.

We rely on a small number of customers who may not consistently purchase our products in the future and if we lose any one of these customers, our revenues may decline.

In the fiscal year ended June 30, 2016, our two largest customers represented approximately 16% and 12%, respectively, of our total revenues. In the fiscal year ended June 30, 2015, our three largest customers represented approximately 23%, 15% and 11%, respectively, of our total revenues. No other customer accounted for more than 10% of our revenues during those periods. At June 30, 2016, our three largest account receivable balances were 19%, 13%, and 10%, respectively, of the total accounts receivable. At June 30, 2015, our four largest account receivable balances were 38%, 13%, 12% and 10%, of the total accounts receivable.

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

At June 30, 2016, our three largest accounts receivable balances were 19%, 13% and 10%, respectively, of the total accounts receivable. While we believe we have a varied customer base and have experienced strong collections in the past, we may experience changes in our customer base, including reductions in purchasing commitments, which could also have a material adverse effect on our revenues and liquidity. We have not purchased insurance on our accounts receivable balances.

We rely heavily upon the talents of our Chief Executive Officer, the loss of whom could damage our business.

Our performance depends to a large extent on a small number of key scientific, technical, managerial and marketing personnel. In particular, we believe our success is highly dependent upon the services and reputation of our Chief Executive Officer, Dr. Joseph N. Forkey. The loss of Dr. Forkey’s services could damage our business. Dr. Forkey provides highly valuable contributions to our capabilities in optical instrument development, in management of new technology and in potentially significant longer-term Company initiatives.

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

We require certain key supplies to develop and manufacture our products, particularly our precision grade optical glass, which is available from only a few sources, each of which is located outside of the United States. Additionally, we rely on outside vendors to grind and polish certain of our lenses and other optical components, such as prisms and windows. We also rely on a limited number of suppliers for specialized CMOS sensors and the electronic wiring of those sensors. Based upon our ordering experience to date, we believe the materials and services required for the production of our products are currently available in sufficient quantities to meet our needs. Our requirements are small relative to the total supply, and we are not currently encountering problems with availability. However, this does not mean that we will continue to have timely access to adequate supplies of essential materials and services in the future or that supplies of these materials and services will be available on satisfactory terms when the need arises. Our business could be severely damaged if we become unable to procure these essential materials and services in adequate quantities and at acceptable prices.

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

Like any manufacturer, we are and always have been exposed to liability claims resulting from the use of our products. We maintain product liability insurance to cover us in the event of liability claims, and as of September 23, 2016, no such claims have been asserted or threatened against us. However, our insurance may not be sufficient to cover all possible future product liabilities.

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

As of June 30, 2016, there were 1,136,000 shares of our common stock issuable upon exercise of stock options outstanding, at a weighted average exercise price of $0.80 per share. As of June 30, 2016, a total of 823,398 shares of our common stock are reserved for issuance under our 2011 Equity Incentive Plan. As of June 30, 2016, there are also warrants outstanding for the issuance of an aggregate of an additional 3,032,794 shares of our common stock, at a weighted average exercise price of $1.03 per share. Moreover, we expect to issue additional shares and options to purchase shares of our common stock to compensate employees, consultants and directors, and we may issue additional shares to raise capital. Any such issuances will have the effect of further diluting the interest of the holders of our securities.

ITEM 2.  PROPERTIES.

We conduct our domestic operations at two facilities in Gardner, Massachusetts. The main Gardner facility is leased from a corporation owned by Mr. Richard E. Forkey, who resigned from our board of directors on July 9, 2014. We are currently a tenant-at-will, paying rent of $9,000 per month. We rent two other smaller Gardner facilities on a month-to-month basis.

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

	High	Low
For the Fiscal Year Ended June 30, 2015
First Quarter ended September 30, 2014	$1.30	$0.71
Second Quarter ended December 31, 2014	$0.87	$0.37
Third Quarter ended March 31, 2015	$0.90	$0.35
Fourth Quarter ended June 30, 2015	$0.80	$0.55

For the Fiscal Year Ended June 30, 2016
First Quarter ended September 30, 2015	$0.90	$0.40
Second Quarter ended December 31, 2015	$1.02	$0.36
Third Quarter ended March 31, 2016	$0.66	$0.35
Fourth Quarter ended June 30, 2016	$0.56	$0.45

Holders

As of September 26, 2016, we had approximately 80 holders of record of our common stock. Holders of record include nominees who may hold shares on behalf of multiple owners.

Dividends

We have not declared any dividends during the last two fiscal years. At present, we intend to retain our earnings, if any, to finance research and development and expansion of our business.

Recent Sales of Unregistered Securities

Since February 19, 2016, we have not issued any additional shares of our common stock.

Securities Authorized for Issuance under Equity Compensation Plans

The following table summarizes information about our equity compensation plans as of June 30, 2016.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	134,398	$0.70	–
Equity compensation plans not approved by security holders	1,001,602	$0.80	823,398
Total	1,136,000	$0.79	823,398

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

Overview

We have been a developer and manufacturer of advanced optical instruments since 1982. Today, the vast majority of our business is the design and manufacture of high-quality medical devices and approximately 6% of our business is the design and manufacture of military and industrial products. Our medical instrumentation line includes traditional endoscopes and endocouplers as well as other custom imaging and illumination products for use in minimally invasive surgical procedures. Much of our recent development efforts have been targeted at the development of next generation endoscopes. For the last ten years, we have funded internal research and development programs to develop next generation capabilities for designing and manufacturing 3D endoscopes and very small Microprecision™ lenses, anticipating future requirements as the surgical community continues to demand smaller and more enhanced imaging systems for minimally invasive surgery.

Our unique proprietary technology in the areas of micro optical lenses and prisms, micro medical fiber and CMOS based cameras, and custom design of medical grade instruments, combined with recent developments in the areas of 3D displays and proprietary illumination techniques, has allowed us to begin commercialization of related product and service offerings to a widening group of customers addressing various medical device, defense and aerospace applications. We believe that new products based on these technologies provide enhanced optical and imaging qualities for many uses including existing surgical procedures and development of new procedures enabled by the small size and image quality of our camera modules.

We are registered to the ISO 9001:2008 and ISO 13485:2003 Quality Standards and comply with the FDA Good Manufacturing Practices and the European Union Medical Device Directive for CE marking of our medical products. Our internet website is www.poci.com.

The markets in which we do business are highly competitive and include both foreign and domestic competitors. Many of our competitors are larger and have substantially greater resources than we do. Furthermore, other domestic or foreign companies, some with greater financial resources than we have, may seek to produce products or services that compete with ours. We routinely outsource specialized production efforts as required to obtain the most cost effective production. Over the years, we have achieved extensive experience collaborating with other optical specialists worldwide and since the 1990s, we have maintained a presence in Asia, specifically Hong Kong, to support business and quality control activities throughout the region as needed.

We believe that competition for sales of our medical products and services, which have been principally sold to original equipment manufacturers, or OEM, customers, is based on our ability to design and produce technical features, performance, engineering service and production scheduling, on-time delivery, quality control and product reliability, and competitive pricing.

We believe that our future success depends to a large degree on our ability to develop new optical products and services to enhance the performance characteristics and methods of manufacture of existing products. Accordingly, we expect to continue to seek and obtain product-related design and development contracts with customers and to selectively invest our own funds on research and development, particularly in the areas of Microprecision™ optics, micro medical cameras, illumination, and 3D endoscopes.

For the year ended June 30, 2016, approximately 62% of our sales were made to seven customers. Of these, three are large, international, medical device companies who have been our customers for many years. These three customers continue to purchase products that we developed over five years ago, and both now purchase new products that were developed and launched into production by us more recently. The other four top customers purchase products that we developed in recent years, and which rely heavily on our unique, proprietary Microprecision™ lens technology and optical visualization system expertise.

Current sales and marketing activities are intended to broaden awareness of the benefits of our new technology platforms, which we believe are ready for general application to medical device projects requiring surgery-grade visualization from sub-millimeter sized devices and 3D endoscopy. We market directly to established medical device companies primarily in the United States that we believe could benefit from our advanced endoscopy visualization systems. Through this direct marketing, referrals, attendance at trade shows and a presence in online professional association websites, we have expanded our on-going pipeline of projects to significant medical device companies as well as well-funded emerging technology companies. We expect our customer pipeline to continue to expand as development projects transition to production orders and new customer projects enter the development phase.

We continue to attend trade shows to announce our new technology, most recently at the Medical Design and Manufacturing West show in Anaheim in February 2016, and at the MD&M East show in June 2016 in New York City. Beginning in fiscal year 2014, we have advertised through, and received numerous leads from a business-to-business e-commerce platform. Photonics Online, www.photonicsonline.com, has a target audience of optical engineering design and manufacturing professionals and has over 34,000 subscribers to their monthly email newsletter. Because of the increased awareness of our new technology generated by our presence at trade shows, advertising on Photonics Online and direct email messages to our own customer database that we have built over the last 30 years, we more than doubled the rate that we received requests for quotes during fiscal year 2014 with increased requests from potential customers for project quotations in fiscal year 2016. We do not intend for the information on either the Photonics Online or any other websites to be incorporated into this report.

Critical Accounting Policies and Estimates

Our critical accounting policies are included in the Notes to our Financial Statements contained in this Annual Report on Form 10-K.

Results of Operations for the Fiscal Year Ended June 30, 2016 as Compared to the Fiscal Year Ended June 30, 2015

Total revenues for fiscal year 2016 were $3,916,702, an increase of $4,642 from revenues for fiscal year 2015 of $3,912,060. Although revenues were flat from 2015 to 2016, revenues from fiberscopes and laryngoscopes decreased in fiscal 2016 by an amount representing 25% of fiscal 2016 revenues, while revenues from engineering services for new customer projects increased by an amount representing 20% of fiscal year 2016 revenues. We believe the decrease in fiberscope and laryngoscope revenues is not permanent and that future revenues from these products will partially recover in future periods. Increasing engineering service revenue represents a growing number of new customer projects and an expanding pipeline of customer projects with the potential for future increasing product manufacturing revenues as some of these products enter commercialization by our customers.

Revenues from our largest customers, as a percentage of total revenues, were as follows:

	Year Ended June 30
	2016	2015
Customer A	16%	23%
Customer B	12	15
Customer C	1	11
All others	71	51
	100%	100%

No other customer accounted for more than 10% of our revenues in fiscal years 2016 and 2015.

Gross profit for fiscal year 2016 of $942,021 reflected an increase of $143,750, or 18.0% as compared to gross profit for fiscal year 2015 of $798,271. Gross profit as a percentage of revenues for fiscal year 2016 was 24.1% as compared to gross profit as a percentage of revenues for fiscal year 2015 of 20.4%. The increase in gross margins in fiscal 2016 while sales were flat between the years was due primarily to the reduced cost of manufacturing inefficiencies such as scrap and labor over-runs experienced in fiscal 2015. Our gross profit margins depend on a number of factors, including overall sales volume, the mix of products sold and services performed, and the costs of initial production in connection with new products, technologies and manufacturing techniques. We believe that as we have gained experience in manufacturing products based on the new Microprecision™ technologies, we have become more efficient in manufacturing, causing margins to rise. We also expect that as revenues increase beyond breakeven the absorption of fixed manufacturing costs will also cause gross profit percentages to increase from their current levels.

Research and development expenses, net were $478,267 for fiscal year 2016 as compared to $492,937 for fiscal year 2015. The decrease of $14,670, or 2.9%, in the fiscal year 2016 compared to fiscal year 2015 was primarily due to the increase in our engineering services revenue in fiscal 2016. As a result of increases in such revenue, a greater portion of our fixed engineering cost is included in cost of goods sold. Quarterly research and development expenses depend on our assessment of new product opportunities and available resources. Research and development expenses were net of reimbursement from customers of $0 during 2016 and $23,404 during 2015. The decrease in reimbursements from customers is due to our efforts to successfully transition internal research and development projects that were partially offset by customer reimbursements into contractual engineering service engagements with customers that are reflected as revenues and related costs of goods sold in the accompanying financial statements.

Selling, general and administrative expenses increased by $6,433, or 0.4%, to $1,551,895 for fiscal year 2016 as compared to $1,545,462 for fiscal year 2015. The net decrease for fiscal year 2016 was primarily due to curtailment of operations of our Hong Kong subsidiary, reduction of advertising expenses, and the statutory reduction in medical excise tax, offset by higher sales consulting and stock based compensation expenses.

The gain on sale of assets in fiscal years 2016 and 2015 of $32,707 and $27,075, respectively, represents primarily the sale of previously written off assets for proceeds of $32,707 and $27,075, respectively.

Other income in the amount of $22,050 and $35,172 for fiscal years 2016 and 2015, respectively, represent non-cash gains equal to the difference between the recorded amount of certain consulting service liabilities and the value of common stock issued as payment for such liabilities.

The income tax provisions in fiscal years 2016 and 2015 represent the minimum statutory state income tax liability.

Liquidity and Capital Resources

We have sustained recurring net losses for several years. During the year ended June 30, 2016, we incurred a net loss from operations of $1,055,434 and used cash in operating activities of $876,298. As of June 30, 2016, cash and cash equivalents were $50,059, accounts receivable were $750,380, and current liabilities were $1,503,961. As of June 30, 2015, cash and cash equivalents were $241,051, accounts receivable were $588,042, and current liabilities were $1,374,994. These factors raise substantial doubt about our ability to continue as a going concern.

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

Until we achieve breakeven and profitable results, we will be required to pursue several options to manage cash flow and raise capital, including issuing debt or equity or entering into a strategic alliance. The sale of additional equity or convertible debt securities, if converted into common stock, would result in additional dilution our current stockholders, and debt financing, if available, may involve restrictive covenants that could restrict our operations or finances and encumber our assets. Financing may not be available in amounts or on terms acceptable to us, if at all. If we are unable to secure additional capital, we may be required to curtail our research and development initiatives and take additional measures to reduce costs in order to conserve our cash in amounts sufficient to sustain operations and meet our obligations. If we cannot raise funds on acceptable terms or achieve positive cash flow, we may not be able to continue to develop new products, grow market share, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements, any of which could negatively impact our business, operating results and financial condition, or impact our ability to continue to conduct operations.

On October 19, 2015, we closed agreements with institutional and accredited investors for the sale and purchase of 1,044,776 shares of our common stock at a purchase price of $0.67 per share. We received $700,000 in gross proceeds from the offering. We have used the net proceeds from this placement for general working capital purposes.

Capital equipment expenditures during fiscal year 2016 and fiscal year 2015 were $4,372 and $62,418, respectively. Future capital equipment expenditures will be dependent upon future sales and success of on-going research and development efforts.

Contractual cash commitments for the fiscal years subsequent to June 30, 2016 are summarized as follows:

	Fiscal 2016	Thereafter	Total
Capital Lease for equipment, including interest	$10,250	$35,876	$46,126
Operating Leases	$–	$–	$–

We have contractual cash commitments related to open purchase orders as of June 30, 2016 of approximately $191,240.

Material Trends and Uncertainties

The Company has sustained recurring net losses for several years. During the year ended June 30, 2016, the Company incurred a net loss from operations of $1,034,765 and used cash in operating activities of $876,298. As of June 30, 2016, cash and cash equivalents were $50,059, accounts receivable were $750,380, and current liabilities were $1,503,961. As of June 30, 2015, cash and cash equivalents were $241,051, accounts receivable were $588,042, and current liabilities were $1,374,994.

Until the Company achieves breakeven and profitable results, the Company will be required to pursue several options to manage cash flow and raise capital, including issuing debt or equity or entering into a strategic alliance. If the Company is unable to secure additional capital, it may be required to curtail research and development initiatives and take additional measures to reduce costs in order to conserve cash in amounts sufficient to sustain operations and meet its obligations. If the Company cannot raise funds on acceptable terms or achieve positive cash flow, it may not be able to continue to develop new products, grow market share, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements, any of which could negatively impact the Company’s business, operating results and financial condition, or impact the Company’s ability to continue to conduct operations.

While sales of our traditional endoscope products we manufacture for our customers for the past few years continue, we have many revenue generating engineering development projects ongoing with existing and new customers that are currently consuming the capacity of our engineering department. These projects are selected by us as those that have the greatest potential to result in follow on manufacturing orders as our customers introduce their products to market.

Our capabilities to design and manufacture entire endoscope instruments and sub assemblies, but specifically those utilizing our micro-precision™ lens and camera module technologies, is the basis for our increased level of revenue generating engineering projects. We have developed expertise, intellectual property, and unique know-how in the area of micro sized camera modules comprising micro optical lens and prism elements, CMOS sensors, fiber optics, and various forms of illumination that are increasingly in demand with medical device companies. We believe our capabilities in this area make endoscope products available to our customers in small sizes with high resolution and at low prices not available in the past. We also believe our technologies and know-how can lead to products meeting these criteria and also designed to be disposable, which is also in demand by medical device companies to mitigate the risks of operating room cross contamination.

Our future success in capitalizing on the demand for our design and manufacturing capabilities will be dependent on our ability to raise the necessary amount of cash to fund our operating losses until profitability is achieved as well as our subsequent revenue growth, to continue to provide engineering services valued by our customers, and to efficiently manufacture those products when orders are received.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Precision Optics Corporation, Inc.:

We have audited the accompanying consolidated balance sheets of Precision Optics Corporation, Inc. and subsidiaries (the Company) as of June 30, 2016 and 2015 and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Precision Optics Corporation, Inc. and subsidiaries as of June 30, 2016 and 2015 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Stowe & Degon LLC

Westborough, Massachusetts

September 20, 2016

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

Consolidated Balance Sheets at June 30, 2016 and 2015

	2016	2015
ASSETS
Current Assets:
Cash and cash equivalents	$50,059	$241,051
Accounts receivable (net of allowance for doubtful accounts of $23,377 in 2016 and 2015)	750,380	588,042
Inventories	1,133,451	1,073,256
Prepaid expenses	88,129	65,182
Total current assets	2,022,019	1,967,531
Fixed Assets:
Machinery and equipment	2,479,471	2,431,127
Leasehold improvements	553,596	553,596
Furniture and fixtures	148,303	148,303
Vehicles	19,674	19,674
	3,201,044	3,152,700
Less—Accumulated depreciation and amortization	3,122,849	3,096,993
Net fixed assets	78,195	55,707
Patents, net	22,874	18,644
	$2,123,088	$2,041,882
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of capital lease obligation	$7,857	$–
Accounts payable	1,151,561	912,150
Customer advances	–	118,800
Accrued employee compensation	238,381	222,222
Accrued professional services	65,550	60,735
Accrued warranty expense	25,000	25,000
Other accrued liabilities	15,612	36,087
Total current liabilities	1,503,961	1,374,994

Capital lease obligation, net of current portion	31,955	–
Commitments (Note 2)

Stockholders’ Equity:
Common stock, $0.01 par value: 50,000,000 shares authorized; issued and outstanding – 7,539,582 shares at June 30, 2016 and 6,389,806 shares at June 30, 2015	75,396	63,898
Additional paid-in capital	44,176,051	43,232,500
Accumulated deficit	(43,664,275)	(42,629,510)

Total stockholders’ equity	587,172	666,888
	$2,123,088	$2,041,882

The accompanying notes are an integral part of these consolidated financial statements.

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

for the Years Ended June 30, 2016 and 2015

	2016	2015
Revenues	$3,916,702	$3,912,060
Cost of goods sold	2,974,681	3,113,789

Gross profit	942,021	798,271

Research and development expenses, net	478,267	492,937
Selling, general and administrative expenses	1,551,895	1,545,462
Gain on sale of assets	(32,707)	(27,075)
Total operating expenses	1,997,455	2,011,324

Operating loss	(1,055,434)	(1,213,053)

Interest expense	(469)	–
Other income	22,050	35,172

Loss before provision for income taxes	(1,033,853)	(1,177,881)

Provision for income taxes	912	912

Net loss	$(1,034,765)	$(1,178,793)

Loss per share:
Basic	$(0.15)	$(0.19)
Diluted	$(0.15)	$(0.19)

Weighted average common shares outstanding:
Basic	7,157,978	6,272,264
Diluted	7,157,978	6,272,264

The accompanying notes are an integral part of these consolidated financial statements.

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

for the Years Ended June 30, 2016 and 2015

	Number of Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)

Balance, July 1, 2014	4,455,134	$44,551	$42,146,750	$(41,450,717)	$740,584
Proceeds from private placement of common stock, net of issuance costs of $127,512	1,717,152	17,172	835,607	–	852,779
Common stock issued for services rendered to the Company	217,520	2,175	124,468	–	126,643
Stock-based compensation	–	–	125,675	–	125,675
Net loss	–	–	–	(1,178,793)	(1,178,793)
Balance, June 30, 2015	6,389,806	$63,898	$43,232,500	$(42,629,510)	$666,888

Proceeds from private placement of common stock, net of issuance costs of $34,639	1,044,776	10,448	654,913	–	665,361
Common stock issued for services rendered to the Company	105,000	1,050	47,250	–	48,300
Stock-based compensation	–	–	241,388	–	241,388
Net loss	–	–	–	(1,034,765)	(1,034,765)
Balance, June 30, 2016	7,539,582	$75,396	$44,176,051	$(43,664,275)	$587,172

The accompanying notes are an integral part of these consolidated financial statements.

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows for the

Years Ended June 30, 2016 and 2015

	2016	2015
Cash Flows from Operating Activities:
Net loss	$(1,034,765)	$(1,178,793)
Adjustments to reconcile net loss to net cash used in operating activities-
Depreciation and amortization	25,856	21,271
Gain on sale of assets	(32,707)	(27,075)
Stock-based compensation expense	241,388	125,675
Non-cash consulting expense	63,000	66,750
Non-cash gain on settlement of liabilities by issuing common stock	(22,050)	(35,172)
Changes in operating assets and liabilities-
Accounts receivable, net	(162,338)	(56,993)
Inventories	(60,195)	(84,378)
Prepaid expenses	(22,947)	26,740
Accounts payable	261,461	210,958
Customer advances	(118,800)	92,600
Accrued expenses	(14,201)	64,624
Net cash used in operating activities	(876,298)	(773,793)

Cash Flows from Investing Activities:
Proceeds from sale of assets	32,707	27,075
Additional patent costs	(4,230)	(10,972)
Purchases of fixed assets	(4,372)	(62,418)
Net cash provided by (used in) investing activities	24,105	(46,315)

Cash Flows from Financing Activities:
Payment of capital lease obligation	(4,160)	–
Proceeds from private placements of common stock	700,000	980,291
Private placement expenses incurred and paid as of June 30, 2016 and 2015	(34,639)	(121,512)
Net cash provided by financing activities	661,201	858,779

Net (decrease) increase in cash and cash equivalents	(190,992)	38,671
Cash and cash equivalents, beginning of year	241,051	202,380
Cash and cash equivalents, end of year	$50,059	$241,051

Supplemental disclosure of cash flow information:
Cash paid during the year for income taxes	$912	$912

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Issuance of 105,000 and 217,520 shares of common stock for services rendered to the company in fiscal year 2016 and 2015, respectively	$48,300	$126,643
Private placement expenses incurred but not yet paid	$37,781	$6,000
Capital expenditures funded by capital lease borrowings	$43,972	$–

The accompanying notes are an integral part of these consolidated financial statements.

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(1)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	Nature of Business and Liquidity

Precision Optics Corporation, Inc. (the “Company”) designs, develops, manufactures and sells specialized optical and illumination systems and related components. The Company conducts business in one industry segment only and its customers are primarily domestic. The Company performs advanced optical and illumination system design, development, assembly and manufacturing services for products that fall into two principal areas: (i) medical products for use by hospitals and physicians; and (ii) products used by military and industrial customers.

The Company has sustained recurring net losses for several years. During the year ended June 30, 2016, the Company incurred a net loss from operations of $1,034,765 and used cash in operating activities of $876,298. As of June 30, 2016, cash and cash equivalents were $50,059, accounts receivable were $750,380, and current liabilities were $1,503,961. As of June 30, 2015, cash and cash equivalents were $241,051, accounts receivable were $588,042, and current liabilities were $1,374,994. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Until the Company achieves breakeven and profitable results, the Company will be required to pursue several options to manage cash flow and raise capital, including issuing debt or equity or entering into a strategic alliance. The sale of additional equity or convertible debt securities, if converted into common stock, would result in additional dilution to the Company’s current stockholders, and debt financing, if available, may involve restrictive covenants that could restrict our operations or finances and encumber the Company’s assets. Financing may not be available in amounts or on terms acceptable to the Company, if at all. If the Company is unable to secure additional capital, it may be required to curtail our research and development initiatives and take additional measures to reduce costs in order to conserve our cash in amounts sufficient to sustain operations and meet our obligations. If the Company cannot raise funds on acceptable terms or achieve positive cash flow, it may not be able to continue to develop new products, grow market share, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements, any of which could negatively impact the Company’s business, operating results and financial condition, or impact the Company’s ability to continue to conduct operations.

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

The Company includes in cash equivalents all highly liquid investments with original maturities of three months or less at the time of acquisition. Cash and cash equivalents of $50,059 and $241,051 at June 30, 2016 and 2015, respectively, consist primarily of cash at banks and money market funds. The Company maintains its cash and cash equivalents in bank deposit accounts that, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on its cash and cash equivalents.

(e)	Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and include material, labor and manufacturing overhead. The components of inventories at June 30, 2016 and 2015 are as follows:

	2016	2015
Raw material	$520,490	$485,266
Work-in-progress	383,889	388,503
Finished goods	229,072	199,487
	$1,133,451	$1,073,256

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

Depreciation expense was $25,856 and $21,271 for the years ended June 30, 2016 and 2015, respectively.

(g)	Significant Customers and Concentration of Credit Risk

Financial instruments that subject the Company to credit risk consist primarily of cash equivalents and trade accounts receivable. The Company places its investments with highly rated financial institutions. The Company has not experienced any losses on these investments to date. At June 30, 2016, receivables from the Company’s three largest customers were 19%, 13% and 10% of the total accounts receivable. At June 30, 2015, receivables from the Company’s four largest customers were 38%, 13%, 12% and 10%, of the total accounts receivable. No other customer accounted for more than 10% of the Company’s receivables as of June 30, 2016 and 2015. The Company has not experienced any material losses related to accounts receivable from individual customers. The Company generally does not require collateral or other security as a condition of sale, rather it relies on credit approval, balance limitation and monitoring procedures to control credit risk of trade account financial instruments. Management believes that allowances for doubtful accounts, which are established based upon review of specific account balances and historical experience, are adequate.

Revenues from the Company’s largest customers, as a percentage of total revenues, were as follows:

	Year Ended June 30
	2016	2015
Customer A	16%	23%
Customer B	1	15
Customer C	12	11
All others	71	51
	100%	100%

No other customer accounted for more than 10% of the Company’s revenues in fiscal years 2016 and 2015.

(h)	Loss per Share

Basic income (loss) per share is computed by dividing net income or net loss by the weighted average number of shares of common stock outstanding during the period. Diluted income (loss) per share is computed by dividing net income or net loss by the weighted average number of shares of common stock outstanding during the period, plus the number of potentially dilutive securities outstanding during the period such as stock options and warrants. For the year ended June 30, 2016 and 2015, the effect of such securities was antidilutive and not included in the diluted calculation because of the net loss generated in those periods.

The following is the calculation of loss per share for the years ended June 30, 2016 and 2015:

	Year Ended June 30
	2016	2015
Net Loss– Basic and Diluted	$(1,034,765)	$(1,178,793)

Basic Weighted Average Shares Outstanding	7,157,978	6,272,264
Potentially Dilutive Securities	–	–
Diluted Weighted Average Shares Outstanding	7,157,978	6,272,264

Loss Per Share
Basic	$(0.15)	$(0.19)
Diluted	$(0.15)	$(0.19)

The number of shares issuable upon the exercise of outstanding stock options and warrants that were excluded from the computation as their effect was antidilutive was approximately 4,169,000 and 4,355,000 for the years ended June 30, 2016 and 2015, respectively.

(i)	Stock-Based Compensation

The measurement and recognition of compensation costs for all stock-based awards made to employees and the Board of Directors are based upon fair value over the requisite service period for awards expected to vest. The Company estimates the fair value of share-based awards on the date of grant using the Black-Scholes option-pricing model. Stock-based compensation costs recognized for the years ended June 30, 2016 and 2015 amounted to $241,388 and $125,675, respectively.

(j)	Patents

Patent costs are amortized using the straight-line method over the shorter of their legal or estimated useful lives, generally five to ten years. Amortization expense was $0 for the years ended June 30, 2016 and 2015, respectively.

In July 2011, the Company assigned all of its currently issued and pending patents, as well as new inventions that it conceived before July 28, 2012, to Intuitive Surgical Operations, Inc. The Company retained a royalty-free, worldwide license to these patents in fields outside of medical robotics.

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

The Company does not incur future performance obligations in the normal course of business other than providing a standard one-year warranty on materials and workmanship to its customers (except in certain unusual and infrequently occurring situations where extended warranty terms beyond one year are negotiated with the customer). The Company provides for estimated warranty costs at the time product revenue is recognized. Warranty costs have been included as a component of cost of goods sold in the accompanying consolidated statements of operations. The following tables summarize warranty reserve activity for the years ended June 30, 2016 and 2015:

	2016	2015
Balance at beginning of period	$25,000	$25,000
Provision for warranty claims	4,189	32,477
Warranty claims incurred	(4,189)	(32,477)
Balance at end of period	$25,000	$25,000

(n)	Research and Development

Research and development expenses are charged to operations as incurred. The Company groups development and prototype costs and related reimbursements in research and development. For the years ended June 30, 2016 and 2015, research and development expense is shown net of reimbursements of $0 and $23,404, respectively, in the accompanying statements of operations.

(o)	Comprehensive Income

Comprehensive income or loss is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owners sources. The Company’s comprehensive loss or income for the years ended June 30, 2016 and 2015 was equal to its net loss for the same periods.

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

The Company leases its main Gardner facility from a corporation owned by Mr. Richard E. Forkey, who resigned from the Company’s board of directors on July 9, 2014. The Company is currently a tenant-at-will, paying rent of $9,000 per month. Total rent expense paid or accrued to such related party was $108,000 in each of fiscal years 2016 and 2015, and is included in the Company’s accompanying consolidated statements of operations.

On October 19, 2015, the Company entered into agreements with accredited investors for the sale and purchase of 1,044,776 shares of the Company’s common stock, $0.01 par value at a purchase price of $0.67 per share. The Company received $700,000 in gross proceeds from the offering. The Company used the net proceeds from this placement for general working capital purposes.

In conjunction with the placement, the Company also entered into a registration rights agreement with the investors, whereby it was obligated to file a registration statement with the Securities Exchange Commission on or before 90 calendar days after October 19, 2015 to register the resale by the investors of the 1,044,776 shares of common stock purchased in the placement.

Pursuant to the above transaction, the Company’s director Mr. Schwartz purchased 14,925 shares of common stock at an aggregate purchase price of $10,000, and the Chairman of the Board Mr. Woodward, as principal of MHW Partners, L.P., purchased 87,313 shares of common stock at an aggregate purchase price of $58,500.

Transactions with Stockholders Known by the Company to Own 5% or More of the Company’s Common Stock

Pursuant to the October 2015 placement described above, Hershey Strategic Capital, L.P. purchased 37,313 shares of common stock at an aggregate purchase price of $25,000. At the time of the transaction, Hershey Strategic Capital was a beneficial owner of more than 5% of outstanding common stock.

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

(b)	Capital Lease Obligation

The Company entered into a five-year capital lease obligation in January 2016 for the acquisition of manufacturing equipment with payments totaling $51,252. At June 30, 2016, future minimum lease payments under the capital lease obligation are as follows:

Fiscal Year Ending June 30:	Amount
2017	$10,250
2018	10,250
2019	10,250
2020	10,250
2021	5,126
Total minimum payments	46,126
Less: amount representing interest	6,314
Present value of minimum lease payments	39,812
Less: current portion	7,857
$31,955

The net book value of assets held under capital leases is $39,575 at June 30, 2016.

(c)	Operating Lease Commitments

The Company’s operating leases for its office space and equipment expired at various dates during fiscal year 2016 and the Company is continuing those rents on a month to month tenant at will basis. Rent expense on operating leases, excluding the related party rent described above, was $44,368 and $58,077 for the years ended June 30, 2016 and 2015, respectively.

(3)	STOCKHOLDERS’ EQUITY

(a)	Stock Options

Stock-based compensation costs recognized during the year ended June 30, 2016 and 2015 amounted to $241,388 and $125,675 respectively, and were included in the accompanying consolidated statements of operations in: selling, general and administrative expenses (2016 — $123,370; 2015 — $107,300), cost of goods sold (2016 — $60,680; 2015 — $0), and research and development expenses, net (2016 — $57,338; 2015 — $18,375). No compensation has been capitalized because such amounts would have been immaterial. There was no net income tax benefit recognized related to such compensation for the years ended June 30, 2016 or 2015, as the Company is currently in a loss position. There were 160,000 stock options granted during the year ended June 30, 2016 and 714,000 stock options granted during the year ended June 30, 2015.

As of June 30, 2016, the unrecognized compensation costs related to options vesting in the future is $0. The Company uses the Black-Scholes option-pricing model as the most appropriate method for determining the estimated fair value for the stock awards. The Black-Scholes method of valuation requires several assumptions: (1) the expected term of the stock award; (2) the expected future stock volatility over the expected term; and (3) risk-free interest rate. The expected term represents the expected period of time the Company believes the options will be outstanding based on historical information. Estimates of expected future stock price volatility are based on the historic volatility of the Company’s common stock and the risk free interest rate is based on the U.S. Zero-Bond rate. The Company utilizes a forfeiture rate based on an analysis of the Company’s actual experience. The fair value of options at date of grant was estimated with the following assumptions for options granted in fiscal 2016:

Year Ended
June 30, 2016
Assumptions:
Option life	5.5 years
Risk-free interest rate	1.01%
Stock volatility	188%
Dividend yield	0
Weighted average fair value of grants	$0.49

Stock Option and Other Compensation Plans:

The type of share-based payments currently utilized by the Company is stock options.

The Company has various stock option and other compensation plans for directors, officers, and employees. The Company has the following stock option plans outstanding as of June 30, 2016: the Precision Optics Corporation, Inc. 2011 Equity Incentive Plan (the “2011 Plan”); the Precision Optics Corporation, Inc. 2006 Equity Incentive Plan (the “2006 Plan”), and the Precision Optics Corporation, Inc. Amended and Restated 1997 Incentive Plan (the “1997 Plan”). Vesting periods under the 2011 Plan, the 2006 Plan, and the 1997 Plan are at the discretion of the Board of Directors and typically average three to five years. Options under these Plans are granted at fair market value on the date of grant and typically have a term of ten years from the date of grant.

The 2011 Plan, which provides eligible participants (certain employees, directors, consultants, etc.) the opportunity to receive a broad variety of equity based and cash awards. Options granted vest and are exercisable for periods determined by the Board of Directors, not to exceed 10 years from the date of grant. On April 16, 2015, the Board of Directors approved an amendment to the 2011 Equity Incentive Plan which increased the maximum number of shares of the Company’s common stock that may be awarded under the Plan from 325,000 to 1,825,000, an increase of 1,500,000 shares. In connection therewith, on April 20, 2015, the Company filed a registration statement on Form S-8 to register the 1,500,000 shares of the Company’s common stock. At June 30, 2016, a total of 1,001,602 stock options are outstanding and 823,398 shares of common stock were available for future grants under the 2011 Plan.

The 2006 Plan, which provides eligible participants (certain employees, directors, consultants, etc.) the opportunity to receive a broad variety of equity based and cash awards. Options granted vest and are exercisable for periods determined by the Board of Directors, not to exceed 10 years from the date of grant. A total of 139,898 shares of common stock, including shares rolled forward from the 1997 Plan, have been reserved for issuance under the 2006 Plan. At June 30, 2016, a total of 134,398 stock options are outstanding, 12,500 stock options have been cancelled, and no shares of common stock are available for future grants under the 2006 Plan.

The 1997 Plan as amended and restated in 2006 provided eligible participants (certain employees, directors, consultants, etc.) the opportunity to receive a broad variety of equity based and cash awards. Options granted vested and were exercisable for periods determined by the Board of Directors, not to exceed 10 years from the date of grant. All stock options outstanding under the 1997 Plan during fiscal 2016 expired during the year, no options are outstanding under the 1997 Plan at June 30, 2016, and no shares of common stock are available for future grants under the 1997 Plan.

The following tables summarize stock option activity for the years ended June 30, 2016 and 2015:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Life
Outstanding at July 1, 2014	409,087	$4.41	6.27 years
Grants	714,000	$0.75
Cancellations	(44,008)	$18.04
Outstanding at June 30, 2015	1,079,079	$1.43	8.46 years
Grants	160,000	$0.49
Cancellations	(103,079)	$7.03
Outstanding at June 30, 2016	1,136,000	$0.79	8.00 years

Information related to the stock options outstanding as of June 30, 2016 is as follows:

Range of Exercise Prices	Number of Shares	Weighted-Average Remaining Contractual Life (years)	Weighted-Average Exercise Price	Exercisable Number of Shares	Exercisable Weighted-Average Exercise Price
$0.27	40,000	5.04	$0.27	40,000	$0.27
$0.48	60,000	9.75	$0.48	20,000	$0.48
$0.50	100,000	8.98	$0.50	0	$0.50
$0.55	37,000	5.62	$0.55	37,000	$0.55
$0.73	603,000	8.88	$0.73	402,000	$0.73
$0.85	9,000	6.51	$0.85	9,000	$0.85
$0.90	9,000	7.51	$0.90	9,000	$0.90
$0.95	65,000	8.03	$0.95	53,333	$0.95
$1.20	207,800	5.67	$1.20	207,800	$1.20
$1.25	1,200	2.41	$1.25	1,200	$1.25
$1.35	1,200	3.40	$1.35	1,200	$1.35
$6.25	1,600	0.41	$6.25	1,600	$6.25
$7.75	1,200	1.41	$7.75	1,200	$7.75
$0.27–$7.75	1,136,000	8.00	$0.79	783,333	$0.86

The aggregate intrinsic value of the Company’s “in-the-money” outstanding and exercisable options as of June 30, 2016 was $16,400 and $11,400, respectively.

(b)	Warrants

As of June 30, 2016, there are warrants outstanding for the issuance of an aggregate of 3,032,794 shares of common stock, at a weighted average exercise price of $1.03 per share.

(c)	Sale of Stock in July 2014

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

(d)	Sale of Stock in October 2015

On October 19, 2015, the Company entered into agreements with accredited investors for the sale and purchase of 1,044,776 shares of the Company’s common stock, $0.01 par value at a purchase price of $0.67 per share. The Company received $700,000 in gross proceeds from the offering. The Company used the majority of the net proceeds from this placement for general working capital purposes.

In conjunction with the placement, the Company also entered into a registration rights agreement with the investors, and in compliance with the terms of the agreement the registration statement was filed on January 19, 2016 and became effective on February 1, 2016.

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

The Company has identified its federal tax return and its state tax return in Massachusetts as “major” tax jurisdictions. The periods subject to examination for its federal and state income tax returns are the years ended in 2014 and thereafter. The Company believes its income tax filing positions and deductions will be sustained on audit and it does not anticipate any adjustments that would result in a material change to its financial position. Therefore, no liabilities for uncertain income tax positions have been recorded.

The provision for income taxes in the accompanying consolidated statements of operations consists of the minimum statutory state income tax liability of $912 for the years ended June 30, 2016 and 2015.

A reconciliation of the federal statutory rate to the Company’s effective tax rate for the fiscal years ended June 30, 2016 and 2015 is as follows

	2016	2015
Income tax expense (benefit) at federal statutory rate	(34.0)%	(34.0)%
Increase (decrease) in tax resulting from:
State taxes, net of federal benefit	(6.3)	(5.3)
Change in valuation allowance	30.6	36.9
Stock based compensation	9.3	4.3
Nondeductible items	0.4	0.2
Prior-year tax adjustments	0.8	(2.1)
Other	(0.9)	(0.1)
Effective tax rate	(0.1)%	(0.1)%

The components of deferred tax assets and liabilities at June 30, 2016 and 2015 are approximately as follows:

	2016	2015
Deferred tax assets:
Net operating loss carry forwards	$3,396,000	$3,161,000
Tax credit carry forwards	439,000	414,000
Reserves and accruals not yet deducted for tax purposes	362,000	305,000
Total deferred tax assets	4,197,000	3,880,000
Valuation allowance	(4,197,000)	(3,880,000)
Net deferred tax asset	$–	$–

The Company has provided a valuation allowance to reduce the net deferred tax asset to an amount the Company believes is “more likely than not” to be realized. The valuation allowance increased in fiscal 2016, as compared to the prior year, by approximately $317,000.

At June 30, 2016, the Company had federal and state net operating loss carry forwards of approximately $8,430,000 and $3,900,000, respectively, which will, if not used, expire at various dates from 2016 through 2035. In addition, the Company had net operating loss carry forwards from its Hong Kong operations of approximately $2,252,000, which carry forward indefinitely.

(5)	PROFIT SHARING PLAN

The Company has a defined contribution 401(k) profit sharing plan. Employer profit sharing and matching contributions to the plan are discretionary. No employer profit sharing or matching contributions were made to the plan in fiscal years 2016 and 2015.

(6)	SALE OF ASSETS

In fiscal year 2016, the Company sold equipment that was previously written off for proceeds totaling $32,707 and recorded a gain of $32,707.  In fiscal year 2015, the Company sold equipment that was previously written off for proceeds totaling $27,075 and recorded a gain of $27,075. These gains are included within operating expenses in the accompanying consolidated statements of operations.

(7)	OTHER INCOME

Other income in the amount of $22,050 and $35,172 for fiscal years 2016 and 2015, respectively, represents non-cash gains on the settlement of liabilities for services rendered to the Company, by issuing 105,000 shares in February 2016 and 82,222 shares of common stock in January 2015 and 45,000 shares in May 2015. The non-cash gain is the difference between the recorded amount of the liabilities and the value of the stock when issued.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.  CONTROLS AND PROCEDURES.

Management’s Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and our Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures, including internal control over financial reporting, were not effective, as of June 30, 2016, to ensure the information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended (i) is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are intended to be designed to provide reasonable assurance that such information is accumulated and communicated to our management.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting as of June 30, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on our evaluation, our management concluded that our internal control over financial reporting was not effective as of June 30, 2016.

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

We believe that the step outlined above strengthens our internal control over financial reporting and mitigates the material weakness described above. As part of our 2016 assessment of internal control over financial reporting, our management has evaluated this additional control and has determined that it is operating effectively.

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

To address and remediate the material weakness in internal control over financial reporting described above, beginning in the quarter ended September 30, 2009 and continuing through the year ended June 30, 2016, we implemented procedures to improve our inventory controls and documentation surrounding inventory valuation for overhead rates, and performed procedures to ensure that the pricing of inventory items was consistent with the supporting documentation. We believe that the step outlined above strengthens our internal control over financial reporting and mitigates the material weakness described above.

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

ITEM 9B.  OTHER INFORMATION.

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Identification of Directors

Set forth below is certain information with respect to the individuals who are our directors as of September 15, 2016.

Name	Age	Position(s) or Office(s) Held
Joseph N. Forkey	48	Chief Executive Officer, President, Treasurer and Director
Andrew J. Miclot	60	Director
Richard B. Miles	73	Director
Kenneth S. Schwartz	71	Director
Peter H. Woodward	43	Chairman of the Board of Directors

Board Composition. Our Board of Directors is divided into three classes that are as nearly equal in number as possible, with each class serving for a staggered term of office. Only one class is elected each year. Each director serves a three year term and until his or her successor has been duly elected and qualified. Our Board currently consists of five directors. Our Class I directors are Peter H. Woodward and Kenneth S. Schwartz. Our Class II director is Andrew J. Miclot. Our Class III directors are Joseph N. Forkey and Richard Miles.

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

Andrew Miclot

Mr. Miclot was appointed to our Board on March 2, 2016. Mr. Miclot has more than 25 years of leadership experience with medical device suppliers and brings substantial global industry knowledge to our Company. Since October 2015, Mr. Miclot has been the President, CEO, and Director of Micro Machine Co., a supplier of medical products for the orthopedic and spinal industries. Prior to joining Micro Machine Co., from May 2013 to September 2014, Mr. Miclot was Executive Vice President of MicroTechnologies, Inc., a medical device supplier. Mr. Miclot was General Manager and Senior Vice President of ArthroCare Corporation from June 2009 to March 2013. From January 2008 to March 2009, Mr. Miclot was President, CEO, and Director of Ascension Orthopedics, Inc. He was Vice President of Marketing for the orthopedic global business unit at Orthofix, Inc. from April 2007 to January 2008, and from March 1994 to April 2007, he served as Senior Vice President with Symmetry Medical Inc., a medical device supplier. Mr. Miclot has a BA degree in Speech and Hearing and a MA degree in Audiology from Indiana University and a MBA from the Lake Forest Graduate School of Management, earned in 1991.

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

Identification of Executive Officers

Set forth below is certain information with respect to the individuals who are our executive officers as of September 15, 2015.

Name	Age	Position(s) or Office(s) Held
Joseph N. Forkey	48	Chief Executive Officer, President, Treasurer and Director
Donald A. Major	55	Chief Financial Officer

Biographies and Qualifications of Our Executive Officers. The biographies of our executive officers and certain information regarding each officer’s experience, attributes, skills and/or qualifications that led to the conclusion that the individual should be serving as an executive officer of our Company are as follows:

Dr. Joseph N. Forkey

For Dr. Forkey’s full biography, please refer to page 20 in the section entitled “Biographies and Qualifications of Our Directors.”

Donald A. Major

Mr. Major served as a member of our Board from 2005 until June 15, 2016, when he resigned as a Board member and assumed the role of our Chief Financial Officer. From February 2, 2012, until June 15, 2016 Mr. Major also served as our Executive Vice President for Corporate Development. Mr. Major is a Certified Public Accountant (inactive) and has experience in public accounting and in financial officer positions in publicly held and start-up medical device companies. Mr. Major has been an independent consultant since October 2007, providing companies with interim management, turnaround, restructuring and reorganization services as well as sourcing services for a private equity firm and in 2013 co-founded an Ecommerce retailer of window coverings. From October 2006 to May 2007, he served as Vice President of Corporate Development of Advanced Duplication Services LLC. From February 2002 to late 2008, Mr. Major served as Vice President and Treasurer of Anderson Entertainment, LLC (formerly Digital Excellence LLC), which was owned by a private equity firm and sold to Advanced Duplication Services LLC. Prior to that time Mr. Major served in various executive financial positions in public and closely held medical device companies such as Bioplasty, Inc, Uroplasty, Inc., Advanced Bio-Surfaces, Inc. and as an audit manager with Grant Thornton, Minneapolis. He earned his B.A. in Accounting in 1984 from Michigan State University.

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

Based solely upon a review of reports provided to us by our officers and directors, we believe that, during the fiscal year ended June 30, 2016, no person required to file reports under Section 16(a) of the Securities Exchange Act of 1934 failed to file such reports on a timely basis during such fiscal year, except for one Form 4 filed late by 207 days by Mr. Don Major for a stock grant in February 2016.

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

ITEM 11.  EXECUTIVE COMPENSATION.

Executive Compensation

Summary Executive Compensation

The following table sets forth all compensation for our fiscal years ended June 30, 2016 and 2015 awarded to, earned by, or paid to our Principal Executive Officer, our most highly compensated executive officer and our most highly compensated employee, all of which are referred to herein as the “Named Executive Officers.” No other executive officer earned over $100,000 in the last completed fiscal year.

Summary Executive Compensation Table for the Fiscal Years Ended June 30, 2016 and 2015

Name and Principal Position	Year June 30,	Salary ($)		Bonus ($)		Stock Awards ($) (1)		Option Awards ($) (2)		All Other Compensation ($)		Total ($)
Joseph N. Forkey	2016	120,000		0		0		0		0		120,000
Director, Chief Executive Officer, President and Treasurer	2015	120,000		0		0		0		0		120,000

Donald A. Major	2016	84,235	(3)	0		21,150	(5)	39,200	(7)	1,250	(9)	145,835
Chief Financial Officer	2015	69,000	(4)	0		27,000	(6)	43,800	(8)	2,000	(10)	141,800

Richard G. Cyr	2016	145,000		35,842	(11)	0		0		0		180,842
Optics Laboratory Manager	2015	145,000		16,137	(11)	0		18,250		0		179,387

(1)	Represents the aggregate grant date fair value of stock awards granted in the respective fiscal year as computed in accordance with FASB ASC Topic 718, Compensation — Stock Compensation. The fair value of each stock award is estimated on the date of grant using the Black-Scholes option valuation model. A discussion of the assumptions used in calculating the amounts in this column may be found in the Notes to our audited consolidated financial statements for the year ended June 30, 2016 set forth in this Annual Report on Form 10-K. These amounts do not represent the actual amounts paid to or realized by the directors during the fiscal year ended June 30, 2016.

(2)	Represents the aggregate grant date fair value of stock option awards granted in the respective fiscal year as computed in accordance with FASB ASC Topic 718, Compensation — Stock Compensation. The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option valuation model. A discussion of the assumptions used in calculating the amounts in this column may be found in the Notes to our audited consolidated financial statements for the year ended June 30, 2016 set forth in this Annual Report on Form 10-K. These amounts do not represent the actual amounts paid to or realized by the directors during the fiscal year ended June 30, 2016.

(3)	Mr. Major was a Director of the Company from 2005 until June 15, 2016 when he resigned as a Director to become our Chief Financial Officer. Since 2012, he has consulted to the Company. Beginning January 2015, his compensation was increased concurrent with his increased responsibilities as an on-site consultant, on a quarter-by-quarter basis. Mr. Major’s fiscal 2016 compensation consisted of $84,235 earned as salary compensation for his services as our Executive Vice President for Corporate Development until June 15, 2016 and as our Chief Financial Officer beginning June 15, 2016.

(4)	Mr. Major’s fiscal 2015 compensation consisted of $69,000 earned as salary compensation for his services as our Executive Vice President for Corporate Development.

(5)	On February 18, 2016, we granted Mr. Major 45,000 shares of restricted stock for his services as Executive Vice President of Corporate Development in fiscal year 2016.

(6)	On May 18, 2015, we granted Mr. Major 45,000 shares of restricted stock for his services as Executive Vice President of Corporate Development in fiscal year 2015.

(7)	On June 15, 2016, we granted Mr. Major an option to purchase 80,000 shares of our common stock as compensation for services rendered to us as Chief Financial Officer. The option expires June 15, 2026 and the exercise price is $0.50 per share. These options vest 35,000 on December 20, 2016, 10,000 on June 20, 2017, and 35,000 on June 20, 2018.

(8)	On September 23, 2014, we granted Mr. Major an option to purchase 30,000 shares of our common stock as compensation for services rendered to us as Executive Vice President of Corporate Development. The option expires September 23, 2024 and the exercise price is $0.90 per share. On May 18, 2015, we granted Mr. Major an option to purchase 60,000 shares of our common stock as compensation for services rendered to us as a Director. These options vest in three installments: one-third vested immediately on the date of grant; one-third vests in one year on May 18, 2016; the remaining one-third vests in two years on May 18, 2017. The options have an exercise price of $0.73 and expire on May 18, 2025.

(9)	During fiscal year 2016, we paid Mr. Major $1,250 for his services as a member of our board of directors for fiscal year 2016 until his resignation on June 15, 2016.

(10)	During fiscal year 2015, we paid Mr. Major $2,000 for his services as a member of our board of directors for fiscal year 2015.

(11)	Represents a performance award for the respective fiscal year.

Employment Contracts and Termination of Employment Arrangements

We entered into a consulting agreement with Mr. Major to serve as our Chief Financial Officer from June 15, 2016 to June 30, 2017, with such term to renew automatically on a month to month basis thereafter unless terminated by either party with 30 days’ notice. Mr. Major receives compensation at a rate of $6,500 per month to work up to an estimated 40% full-time equivalent per month in his capacity as our Chief Financial Officer. If Mr. Major works more than his agreed upon hours in any given month, Mr. Major will receive additional compensation, up to a maximum amount of $16,000 in any given month.

Apart from the agreement above, we have no employment contracts in place with any Named Executive Officer or any compensatory plan or arrangement with respect to any Named Executive Officer where such plan or arrangement will result in payments to such Named Executive Officer upon or following his resignation, or other termination of employment with us and our subsidiaries, or as a result of a change-in-control of our Company or a change in the Named Executive Officers’ responsibilities following a change-in-control.

Outstanding Equity Awards at Fiscal Year-End Table for the Fiscal Year Ended June 30, 2015

The following table shows grants of options outstanding on June 30, 2016, the last day of our fiscal year, to each of the Named Executive Officers named in the Summary Executive Compensation Table.

Name	Number of securities underlying unexercised options exercisable		Number of securities underlying unexercised options unexercisable		Option exercise price ($)	Option expiration date
Joseph N. Forkey	18,345		0		1.06	09/28/2017
	150,000		0		1.20	03/02/2022

Donald A. Major	400		0		6.25	11/28/2016
	22,930		0		1.06	09/28/2017
	400		0		7.75	11/27/2017
	400		0		1.25	11/25/2018
	400		0		1.35	11/24/2019
	27,600		0		1.20	03/02/2022
	3,000		0		0.85	01/02/2023
	3,000		0		0.90	01/02/2024
	30,000		0		0.95	07/09/2024
	40,000		20,000		0.73	05/18/2025
	0		80,000	(1)	0.50	06/20/2026

Richard G. Cyr	40,000		0		0.27	07/14/2021
	5,000	(2)	20,000		0.73	05/18/2025

(1)	The options were granted on June 15, 2016. These options vest in three installments: 35,000 on December 20, 2016; 10,000 on June 20, 2017; and 35,000 on June 20, 2018.

(2)	The options were granted on May 18, 2015. 5,000 shares vested on August 18, 2015. The remaining 20,000 shares will vest in accordance with the achievement of specified performance criteria.

Profit Sharing and 401(k) Plan

We have a defined contribution 401(k) profit sharing plan. Employer profit sharing and matching contributions to the plan are discretionary. No employer profit sharing contributions were made to the plan in fiscal years 2016 and 2015. No employer matching contributions were made to the plan in fiscal years 2016 and 2015.

Director Compensation

The following table sets forth cash amounts and the value of other compensation paid to our directors, but does not include the compensation of Dr. Joseph N. Forkey, our Chief Executive Officer, President, and Treasurer, and Donald A. Major, our Chief Financial Officer as their compensation is reflected in the Summary Executive Compensation Table. During the fiscal year ended June 30, 2016, our Board of Directors determined that Dr. Joseph N. Forkey was our employee director and, therefore, would not earn any fees related to service on our Board. Mr. Major served as a director of our Board until his resignation on June 15, 2016 to become our Chief Financial Officer. Although Mr. Major was an officer of the Company throughout fiscal year 2016, he continued to earn fees for his services as a director.

Director Compensation Table for the Fiscal Year Ended June 30, 2016

Name of Director	Fees earned or paid in cash ($)(1)	Option awards ($) (2)	Total ($)
Richard E. Forkey (3)	0	0	0
Andrew J. Miclot (4)	250	28,800	29,050
Richard B. Miles	1,250	0	1,250
Joel R. Pitlor (5)	1,250	0	1,250
Kenneth S. Schwartz	1,250	0	1,250
Peter H. Woodward	1,250	0	1,250

(1)	Under our director compensation plan, each director receives $250 per board or committee meeting that the director attends. We also reimburse our directors for travel expenses.

(2)	Represents the aggregate grant date fair value of stock option awards granted in the respective fiscal year as computed in accordance with FASB ASC Topic 718, Compensation — Stock Compensation. The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option valuation model. A discussion of the assumptions used in calculating the amounts in this column may be found in the Notes to our audited consolidated financial statements for the year ended June 30, 2016 set forth in this Annual Report on Form 10-K. These amounts do not represent the actual amounts paid to or realized by the directors during the fiscal year ended June 30, 2016.

(3)	Mr. Richard E. Forkey served as our Chief Executive Officer until February 8, 2011 and as a Director until July 9, 2014. He currently serves as the Founder and Director Emeritus. He receives no compensation for this position.

(4)	On March 29, 2016, we granted Mr. Miclot options to purchase 60,000 shares of our common stock. This option vested one-third immediately upon grant, one-third on March 29, 2017, and one-third on March 29, 2018. The options have an exercise price of $0.48 and expire on March 29, 2026.

(5)	Mr. Pitlor resigned as a director of the Company on March 29, 2016.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following tables set forth information regarding our common stock owned as of the close of business on August 31, 2016 by the following persons: (i) each person who is known by us to own beneficially more than 5% of our common stock, (ii) each of our directors who beneficially owns our common stock, (iii) each of our Named Executive Officers who beneficially own our common stock and (iv) all executive officers and directors, as a group, who beneficially own our common stock. The information on beneficial ownership in the table and footnotes thereto is based upon data furnished to us by, or on behalf of, the persons listed in the table.

We have determined beneficial ownership in accordance with the rules of the SEC. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons and entities named in the table below have sole voting and investment power with respect to all shares of common stock that they beneficially own, subject to applicable community property laws.

In computing the number of shares of common stock beneficially owned by a person and the percentage ownership of that person, we deemed outstanding shares of common stock subject to options held by that person or group that are currently exercisable or exercisable within 60 days after August 31, 2016. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person or group.

Stockholders Known by Us to Own Over 5% of Our Common Stock

	Amount of beneficial ownership (1)			Percent of
Name and Address of Beneficial Owner	Shares Owned	Shares – Rights to Acquire	Total Number	Shares Beneficially Owned (2)

Hershey Strategic Capital, LP (3) 888 7 th Ave., 17 th Floor New York, New York 10019	1,310,000	0	1,310,000	17.4%

Stuart L Sternberg (4) 85 Bellevue Ave Rye, NY 10580	1,091,355	0	1,091,355	14.5%

AWM Investment Company, Inc. (5) c/o Special Situations Funds 527 Madison Avenue, Suite 2600 New York, NY 10022	0	1,021,689	1,021,689	11.9%

MHW Partners, L.P. (6) 150 East 52 nd Street 30 th Fl. New York, New York 10022	439,013	243,443	682,456	8.8%

Dolphin Offshore Partners LP (7) 4828 First Coast Highway, STE 5 Fernandina, FL 32034	695,674	0	695,674	9.2%

DAFNA Capital Management LLC (8) 10990 Wilshire Boulevard, Suite 1400 Los Angeles, CA 90024	258,685	321,024	579,709	7.4%

Alpha Capital Anstalt (9) 150 Central Park South New York, New York 10019	277,778	229,303	507,081	6.5%

(1)	Represents shares with respect to which each beneficial owner listed has or will have, upon acquisition of such shares upon exercise or conversion of options, warrants, conversion privileges or other rights exercisable within 60 sixty days, sole voting and investment power. For the purposes of this table, we have not assumed the limitations on exercise set forth in certain warrants, which limit the number of shares of common stock that the holder, together with all other shares of common stock beneficially owned by such person, does not exceed 4.999% of the total outstanding shares of common stock.

(2)	As of August 31, 2016, there were 7,539,582 shares of our common stock issued and outstanding. Percentages are calculated on the basis of the amount of issued and outstanding common stock plus, for each person or group, any securities that such person or group has the right to acquire within 60 days pursuant to options, warrants, conversion privileges or other rights.

(3)

We relied, in part, on the Schedule 13D/A jointly filed by Hershey Strategic Capital, LP, Hershey Management I, LLC and Hershey Strategic Capital GP, LLC on February 5, 2016 for this information and on a Form 4 filed with the SEC on January 7, 2016 by Hershey Strategic Capital, LP, Hershey Management I, LLC and Hershey Strategic Capital GP, LLC for this information.

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

Hershey Strategic Capital, LP beneficially owns 1,310,000 shares of common stock. Hershey Strategic Capital, LP is managed by Adam Hershey, and in such capacity, Mr. Hershey holds the power to vote and direct the disposition of all shares of common stock owned by Hershey Strategic Capital, LP. Hershey Management I disclaims beneficial ownership in the shares.

(4)

We relied, in part, on the Schedule 13G and Form 3 jointly filed by Stuart Sternberg on November 25, 2015, and on a Form 4 filed with the SEC on January 26, 2016 by Stuart Sternberg for this information.

Stuart Sternberg beneficially owns 1,091,355 shares of common stock, of which 924,688 shares are held in street name.

(5)	We relied, in part, on a Schedule 13G/A filed with the SEC on December 10, 2015, on a Form 4 filed with the SEC on November 25, 2015 by AWM Investment Company, Inc. for this information.

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

Special Situations Fund III QP owns 3,630,000 warrants to purchase 258,611 shares of common stock, expiring May 11, 2017 and warrants to purchase 504,467 shares of common stock, expiring September 28, 2017. Special Situations Private Equity Fund owns 3,630,000 warrants to purchase 258,611 shares of common stock, expiring May 11, 2017. AWM Investment Company has the power to vote and direct the disposition of all shares of common stock and warrants owned by Special Situations Cayman Fund, Special Situations Fund III QP, and Special Situations Private Equity Fund.

AWM Investment Company, Messrs. Marxe, Stettner and Greenhouse are deemed to beneficially own a total of 7,230,000 warrants to purchase an aggregate of 517,222 shares of common stock, expiring May 11, 2017 and warrants to purchase 504,467 shares of common stock, expiring September 28, 2017. However, the aggregate number of shares of common stock into which 517,222 warrants of the total warrants held by Special Situations Fund III QP are exercisable, and which AWM Investment Company, Messrs. Marxe, Stettner and Greenhouse have the right to acquire beneficial ownership, is limited to the number of shares of common stock that, together with all other shares of common stock beneficially owned by AWM Investment Company, Messrs. Marxe, Stettner and Greenhouse, does not exceed 4.999% of the total outstanding shares of common stock. Special Situations Fund III QP may waive this 4.999% restriction with 61 days’ notice to us. AWM Investment Company disclaims beneficial ownership for the shares and warrants.

28

(6)

We relied, in part, on a Schedule 13D/A jointly filed with the SEC on November 3, 2015 by MHW Partners, L.P., MHW Capital, LLC, MHW Capital Management, LLC and on a Form 4 filed with the SEC on October 26, 2015 by Peter H. Woodward for this information.

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

MHW Partners, L.P. beneficially owns 439,013 shares of common stock, 183,443 shares that may be acquired upon the exercise of outstanding warrants, and 90,000 shares that may be acquired upon the exercise of outstanding stock options by Mr. Woodward. These options vest in three installments: one-third vested immediately on the date of grant; one-third vests in one year on May 18, 2016; the remaining one-third vests in two years on May 18, 2017. The options have an exercise price of $0.73 and expire on May 18, 2025. However, the aggregate number of shares of common stock into which such warrants are exercisable, and which MHW Partners, L.P. has the right to acquire beneficial ownership, is limited to the number of shares of common stock that, together with all other shares of common stock beneficially owned by MHW Partners, L.P., does not exceed 4.999% of the total outstanding shares of common stock. Accordingly, such warrants are not currently exercisable into common stock until the actual shares of common stock held by MHW Partners, L.P. is less than 4.999% of the total outstanding shares of common stock. MHW Partners, L.P. may waive this 4.999% restriction with 61 days’ notice to us.

(7)

We relied, in part, on the Schedule 13D/A filed jointly by Dolphin Offshore Partners, L.P., Dolphin Mgmt. Services, Inc. and Peter E. Salas on October 26, 2015 for this information.

Dolphin Offshore Partners, L.P., a Delaware limited partnership, is an investment manager. Dolphin Mgmt. Services, Inc., a Delaware corporation, is the managing general partner of Dolphin Offshore Partners, L.P. Peter E. Salas is the President, sole shareholder and controlling person of Dolphin Mgmt. Services, Inc. Peter Salas is a U.S. citizen.

Dolphin Offshore Partners, L.P., Dolphin Mgmt. Services, Inc. and Peter E. Salas each may be deemed to beneficially own an aggregate of 695,674 shares of common stock. Dolphin Offshore Partners, L.P., Dolphin Mgmt. Services, Inc. and Peter E. Salas each may be deemed to have shared power to vote or direct the vote, and dispose or direct the disposition, of all such shares of common stock.

(8)

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

DAFNA Capital Management beneficially owns 258,685 shares of common stock, in the aggregate. DAFNA Capital Management holds common stock purchase warrants exercisable into 321,024 shares of common stock, in the aggregate. DAFNA LifeScience Market Neutral owns 9,255 shares of common stock and 64,205 shares that may be acquired upon the exercise of outstanding warrants. DAFNA LifeScience Select owns 142,141 shares of common stock and 165,097 shares that may be acquired upon the exercise of outstanding warrants. DAFNA LifeScience owns 107,289 shares of common stock and 91,721 shares that may be acquired upon the exercise of outstanding warrants. However, the aggregate number of shares of common stock into which such warrants are exercisable, and which DAFNA Capital Management has the right to acquire beneficial ownership, is limited to the number of shares of common stock that, together with all other shares of common stock beneficially owned by DAFNA Capital Management, does not exceed 4.999% of the total outstanding shares of common stock. Accordingly, such warrants are not currently exercisable into common stock until the actual shares of common stock held by DAFNA Capital Management is less than 4.999% of the total outstanding shares of common stock. DAFNA LifeScience Market Neutral, DAFNA LifeScience Select, and DAFNA LifeScience may waive this 4.999% restriction with 61 days’ notice to us.

(9)	Alpha Capital Anstalt beneficially owns 277,778 shares of common stock and 229,303 shares that may be acquired upon the exercise of outstanding warrants. However, the aggregate number of shares of common stock into which such warrants are exercisable, and which Alpha Capital Anstalt has the right to acquire beneficial ownership, is limited to the number of shares of common stock that, together with all other shares of common stock beneficially owned by Alpha Capital Anstalt, does not exceed 4.999% of the total outstanding shares of common stock. Accordingly, such warrants are not currently exercisable into common stock until the actual shares of common stock held by Alpha Capital Anstalt is less than 4.999% of the total outstanding shares of common stock. Alpha Capital Anstalt may waive this 4.999% restriction with 61 days’ notice to us.

Officers and Directors

		Amount of beneficial ownership (2)			Percent of
Name and address of beneficial owner (1)	Nature of beneficial ownership	Shares Owned	Shares – Rights to Acquire	Total Number	Shares Beneficially Owned (3)
Joseph N. Forkey (4)	Chief Executive Officer, President, Treasurer and Director	33,620	168,345	201,965	2.6%

Richard E. Forkey (5)	Advisor to the Chief Executive Officer and Director Emeritus	200,377	22,930	223,307	3.0%

Peter H. Woodward (6)	Chairman of the Board of Directors	439,013	243,443	682,456	8.8%

Richard B. Miles (7)	Director	15,112	64,373	79,485	1.0%

Kenneth S. Schwartz (8)	Director	14,925	40,000	54,925	*

Andrew J. Miclot (9)	Director	0	20,000	20,000	*

Donald A. Major (10)	Chief Financial Officer	125,778	128,130	253,908	3.3%

Richard G. Cyr (11)	Optics Laboratory Manager	0	45,000	45,000	*

All directors and executive officers as a group		828,825	732,221	1,561.046	18.9%

* Percentage of shares beneficially owned does not exceed one percent of issued and outstanding shares of stock.

(1)	Unless otherwise stated, the address of each beneficial owners listed on the table is c/o Precision Optics Corporation, Inc., 22 East Broadway, Gardner, MA 01440.

(2)	Represents shares with respect to which each beneficial owner listed has or will have, upon acquisition of such shares upon exercise or conversion of options, warrants, conversion privileges or other rights exercisable within 60 sixty days, sole voting and investment power.

(3)	As of August 31, 2016, we had 7,539,582 shares of our common stock issued and outstanding. Percentages are calculated on the basis of the amount of issued and outstanding common stock plus, for each person or group, any securities that such person or group has the right to acquire within 60 days of August 31, 2016 pursuant to options, warrants, conversion privileges or other rights.

(4)	Dr. Forkey is a member of our Board of Directors and serves as our Chief Executive Officer, President and Treasurer. Dr. Forkey’s beneficial ownership consists of (a) 33,620 shares of common stock held in joint ownership with his wife, Heather Forkey, with whom he shares voting and dispositive control, (b) 18,340 shares of common stock that may be acquired upon the exercise of outstanding warrants, and (c) 150,000 shares of common stock that may be acquired upon the exercise of outstanding stock options.

(5)	Mr. Forkey is our Director Emeritus. He served as our Chief Executive Officer until February 8, 2011, and Director until July 9, 2014. Mr. Forkey’s beneficial ownership consists of (a) 200,377 shares of common stock, and (b) 22,930 shares of common stock that may be acquired upon the exercise of outstanding warrants.

(6)	Mr. Peter Woodward is the Chairman of our Board of Directors. Mr. Woodward is the managing member and general partner of MHW Partners and in such capacity, Mr. Woodward holds the power to vote and direct the disposition of all shares of common stock owned by MHW Partners. On September 28, 2012, MHW Partners purchased 222,223 shares of our common stock, and warrants to purchase up to 168,386 shares of our common stock at an exercise price of $1.11 per share, subject to adjustment and a call provision if certain market price targets are reached, and an expiration date of September 28, 2017. On July 2, 2014, MHW Partners purchased 125,000 shares of common stock. On October 19, 2015, MHW Partners purchased 100,000 shares of common stock. Mr. Woodward’s beneficial ownership consists of (a) 493,013 shares of common stock held through MHW Partners, L.P., and (b) 183,443 shares of common stock that may be acquired upon the exercise of outstanding warrants held through MHW Partners, L.P., and (c) 60,000 shares of common stock which may be acquired upon the exercise of outstanding stock options.

(7)	Mr. Miles is a member of our Board of Directors. Mr. Miles’ beneficial ownership consists of (a) 15,112 shares of common stock, (b) 9,173 shares that may be acquired upon the exercise of outstanding warrants, and (c) 55,200 shares of common stock that may be acquired upon the exercise of outstanding stock options.

(8)	Mr. Kenneth Schwartz is a member of our Board of Directors. Mr. Schwartz’s beneficial ownership consists of (a) 14,925 shares of common stock, and (b) 40,000 shares that may be acquired upon the exercise of outstanding stock options.

(9)	Mr. Andrew Miclot is a member of our Board of Directors. Mr. Miclot’s beneficial ownership consists of 20,000 shares that may be acquired upon the exercise of outstanding stock options.

(10)	Mr. Major is our Chief Financial Officer. Mr. Major’s beneficial ownership consists of (a) 125,778 shares of common stock, (b) 22,930 shares of common stock that may be acquired upon the exercise of outstanding warrants and (c) 105,200 shares of common stock that may be acquired upon the exercise of outstanding stock options.

(11)	Mr. Cyr is our Optics Laboratory Manager and is considered a “named executive officer” as defined in Item 402(a)(3) of Regulation S-K. Mr. Cyr’s beneficial ownership consists of 45,000 shares of common stock that may be acquired upon the exercise of outstanding stock options.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Certain Relationships and Related Transactions

We lease our main facility in Gardner, Massachusetts from Equity Assets, Inc., a company wholly-owned by Mr. Richard E. Forkey, our Director Emeritus and our former Director and Chief Executive Officer until July 9, 2014. We are currently a tenant-at-will, paying rent of $9,000 per month, or an aggregate of $108,000 per year, for each of fiscal years 2016 and 2015.

Transactions with Stockholders Known by Us to Own 5% or More of Our Common Stock

Sale of Stock in July 2014

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

Sale of Stock in October 2015

On October 19, 2015, we entered into agreements with accredited investors for the sale and purchase of 1,044,776 shares of our common stock, $0.01 par value at a purchase price of $0.67 per share. We received $700,000 in gross proceeds from the offering. We used the majority of the net proceeds from this placement for general working capital purposes.

In conjunction with the placement, we also entered into a registration rights agreement with the investors, and in compliance with the terms of the agreement the registration statement was filed on January 19, 2016 and became effective on February 1, 2016.

Pursuant to the above transaction, our director Mr. Schwartz purchased 14,925 shares of our common stock at an aggregate purchase price of $10,000, and our Chairman of the Board Mr. Woodward, as principal of MHW Partners, L.P., purchased 87,313 shares of our common stock at an aggregate purchase price of $58,500. Hershey Strategic Capital, L.P. purchased 37,313 shares of our common stock at an aggregate purchase price of $25,000. At the time of the transaction, Hershey Strategic Capital was a beneficial owner of more than 5% of our outstanding common stock.

Director Independence

During the fiscal year ended June 30, 2016, the Board of Directors determined that Messrs. Richard B. Miles, and Andrew J. Miclot were “independent” as defined under the standards of independence set forth in the NASDAQ Listing Rules and the rules under the Securities Exchange Act of 1934.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

Independent Registered Public Accounting Firm Fees

Our principal and sole independent registered public accounting firm for the fiscal years ending June 30, 2016 and 2015 is Stowe & Degon LLC, referred to as Stowe. The following table presents fees for professional audit services and other services rendered by Stowe, for the fiscal years ended June 30, 2016 and 2015:

	2016	2015
Audit Fees (1)	$71,250	$72,000
Audit-Related Fees (2)	3,025	2,500
Total Audit and Audit-Related Fees	74,275	74,500
Tax Fees (3)	7,750	7,750
Total Fees	$82,025	$82,250

(1)	Audit fees for fiscal 2016 are comprised of fees for professional services performed for the audit of our annual financial statements and review of our quarterly financial statements of $71,250, including direct out-of-pocket expenses in the amount of $750. Audit fees for fiscal 2015 are comprised of fees for professional services performed for the audit of our annual financial statements and review of our quarterly financial statements of $72,000, including direct out-of-pocket expenses in the amount of $1,500.

(2)	Audit-related fees are comprised of fees for assurance and related attestation services that are reasonably related to the performance of the audit of our annual financial statements, or the review thereof, and fees for due diligence services.

(3)	Tax fees for fiscal 2016 and 2015 by Stowe are comprised of fees for professional services performed with respect to corporate tax compliance, tax planning and tax advice.

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

The following documents are filed in Part II, Item 8 of this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at June 30, 2016 and 2015

Consolidated Statements of Operations for the years ended June 30, 2016 and 2015

Consolidated Statements of Stockholders’ Equity for the years ended June 30, 2016 and 2015

Consolidated Statements of Cash Flows for the years ended June 30, 2016 and 2015

Notes to Consolidated Financial Statements

2.	FINANCIAL STATEMENT SCHEDULES

All financial statement schedules have been omitted as they are not required, not applicable, or the required information is otherwise included.

3.	EXHIBITS

The exhibits listed below are filed with or incorporated by reference in this report.

Exhibit	Description

2.1	Asset Purchase Agreement between the Company and Optometrics Corporation, dated January 18, 2008 (included as Exhibit 2.1 to the Form 8-K filed January 25, 2008 and incorporated herein by reference).

3.1	Articles of Organization of Precision Optics Corporation, Inc., as amended (included as Exhibit 3.1 to the Form SB-2 filed March 16, 2007 and incorporated herein by reference).

3.2	Bylaws of Precision Optics Corporation, Inc. (included as Exhibit 3.2 to the Form S-1 filed December 18, 2008 and incorporated herein by reference).

3.3	Articles of Amendment to the Articles of Organization of Precision Optics Corporation, Inc., dated November 25, 2008 and effective December 11, 2008 (included as Exhibit 3.1 to the Form 8-K filed December 11, 2008 and incorporated herein by reference).

3.4	Amended and Restated Bylaws of Precision Optics Corporation, Inc. (included as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed July 11, 2014 and incorporated herein by reference).

4.1	Registration Rights Agreement by and among the Company and each investor named therein, dated February 1, 2007 (included as Exhibit 4.1 to the Form 8-K filed February 2, 2007 and incorporated herein by reference).

4.2	Form of Warrant to Purchase Shares of Common Stock (included as Exhibit 4.2 to the Form 8-K filed February 2, 2007 and incorporated herein by reference).

4.3	Registration Rights Agreement by and among the Company and each investor named therein, dated June 25, 2008 (included as Exhibit 4.1 to the Form 8-K filed June 27, 2008 and incorporated herein by reference).

4.4	Form of Warrant to Purchase Shares of Common Stock, dated June 25, 2008 (included as Exhibit 4.2 to the Form 8-K filed June 27, 2008 and incorporated herein by reference).

4.5	Form of 10% Senior Secured Convertible Note, dated June 25, 2008 (included as Exhibit 4.3 to the Form 8-K filed June 27, 2008 and incorporated herein by reference).

4.6	Form of Warrant to Purchase Shares of Common Stock, dated September 28, 2012 (included as Exhibit 4.1 to the Form 8-K filed October 2, 2012 and incorporated herein by reference).

4.7	Registration Rights Agreement by and among the Company and each investor named therein, dated September 28, 2012 (included as Exhibit 4.2 to the Form 8-K filed October 2, 2012 and incorporated herein by reference).

4.8	Warrant to Purchase Shares of Common Stock issued to Loewen, Ondaatje, McCutcheon USA LTD, dated September 28, 2012 (included as Exhibit 4.3 to the Form 8-K filed October 2, 2012 and incorporated herein by reference).

4.9	Form of Warrant to Purchase Shares of Common Stock (Special Situations Settlement), dated February 12, 2013 (included as Exhibit 4.1 to the Form 8-K filed February 13, 2013 and incorporated herein by reference).

4.10	Registration Rights Agreement by and among the Company, Special Situations Fund III QP, L.P. and Special Situations Private Equity Fund, L.P., dated February 12, 2013 (included as Exhibit 4.2 to the Form 8-K filed February 13, 2013 and incorporated herein by reference).

4.11	Form of Warrant to Purchase Shares of Common Stock (Pitlor and Schumsky Settlement), dated February 12, 2013 (included as Exhibit 4.3 to the Form 8-K filed February 13, 2013 and incorporated herein by reference).

10.1	Precision Optics Corporation, Inc. 1997 Incentive Plan, as amended and restated (included as Exhibit 10.1 to the Form 10-QSB filed November 13, 2003 and incorporated herein by reference).

10.2	Precision Optics Corporation, Inc. 2006 Equity Incentive Plan (included as Exhibit 99.1 to the Form 8-K filed December 4, 2006 and incorporated herein by reference).

10.3	Purchase Agreement by and among the Company and each investor named therein, dated February 1, 2007 (included as Exhibit 10.1 to the Form 8-K filed February 2, 2007 and incorporated herein by reference).

10.4	Form of Incentive Stock Option Certificate (included as Exhibit 10.1 to the Form 10-QSB filed February 14, 2007 and incorporated herein by reference).

10.5	Form of Nonstatutory Stock Option Certificate (included as Exhibit 10.2 to the Form 10-QSB filed February 14, 2007 and incorporated herein by reference).

10.6	Purchase Agreement by and among the Company and each investor named therein, dated June 25, 2008 (included as Exhibit 10.1 to the Form 8-K filed June 27, 2008 and incorporated herein by reference).

10.7	Pledge and Security Agreement by and among the Company and each investor named therein, dated June 25, 2008 (included as Exhibit 10.2 to the Form 8-K filed June 27, 2008 and incorporated herein by reference).

10.8	Consulting Agreement between the Company and Jack P. Dreimiller, dated August 15, 2008 (included as Exhibit 10.1 to the Form 8-K filed August 18, 2008 and incorporated herein by reference).

10.9	Side Letter Agreement between the Company and the investors signatory to the Purchase Agreement, dated November 25, 2008 (included as Exhibit 10.1 to the Form 8-K filed December 11, 2008 and incorporated herein by reference).

10.10	Side Letter Agreement between the Company and the holders signatory to the 10% Senior Secured Convertible Note, dated December 11, 2008 (included as Exhibit 10.15 to the Form S-1 filed December 18, 2008 and incorporated herein by reference).

10.11	Side Letter Agreement between the Company and the holders signatory to the 10% Senior Secured Convertible Note, dated April 2, 2009 (included as Exhibit 10.16 to the Form S-1/A filed April 6, 2009 and incorporated herein by reference).

10.12	Compensation Agreement with Richard E. Forkey, dated December 3, 2010 (included as Exhibit 10.11 to the Form 8-K filed December 6, 2010 and incorporated herein by reference).

10.13	Compensation Agreement with Joseph N. Forkey, dated December 3, 2010 (included as Exhibit 10.12 to the Form 8-K filed December 6, 2010 and incorporated herein by reference).

10.14	Compensation Agreement with Joel R. Pitlor, dated December 3, 2010 (included as Exhibit 10.13 to the Form 8-K filed December 6, 2010 and incorporated herein by reference).

10.15	Asset Purchase Agreement between the Company and Intuitive Surgical Operations, Inc., dated July 27, 2011 (included as Exhibit 10.1 to the Form 8-K filed August 3, 2011 and incorporated herein by reference).

10.16	Amendment to Pledge and Security Agreement by and among the Company and each investor named therein, dated July 27, 2011 (included as Exhibit 10.2 to the Form 8-K filed August 3, 2011 and incorporated herein by reference).

10.17	Demand Note in the amount of $10,000, dated July 13, 2011, issued by the Company to Dr. Joseph N. Forkey (included as Exhibit 10.22 to the Form 10-K filed September 28, 2011, and incorporated herein by reference.)

10.18	Precision Optics Corporation, Inc. 2011 Equity Incentive Plan, dated October 13, 2011 (included as Exhibit 10.2 to Form S-8 filed October 14, 2011, and incorporated herein by reference.)

10.19	Precision Optics Corporation, Inc. 2011 Deferred Compensation Plan, dated October 13, 2011 (included as Exhibit 10.3 to Form S-8 filed October 14, 2011, and incorporated herein by reference.)

10.20	Side Letter Agreement to the Compensation Agreement with Richard E. Forkey, dated October 14, 2011 (included as Exhibit 10.4 to the Form 8-K filed October 19, 2011 and incorporated herein by reference).

10.21	Side Letter Agreement to the Compensation Agreement with Joseph N. Forkey, dated October 14, 2011 (included as Exhibit 10.5 to the Form 8-K filed October 19, 2011 and incorporated herein by reference).

10.22	Side Letter Agreement to the Compensation Agreement with Joel N. Pitlor, dated October 14, 2011 (included as Exhibit 10.6 to the Form 8-K filed October 19, 2011 and incorporated herein by reference).

10.23	Endorsement to 10% Senior Secured Convertible Note by the Company, dated October 31, 2011, and accepted by Special Situations Private Equity Fund, L.P. (included as Exhibit 10.2 to the Form 8-K filed November 3, 2011 and incorporated herein by reference).

10.24	Endorsement to 10% Senior Secured Convertible Note by the Company, dated October 31, 2011, and accepted by Special Situations Fund III QP, L.P. (included as Exhibit 10.3 to the Form 8-K filed November 3, 2011 and incorporated herein by reference).

10.25	Endorsement to 10% Senior Secured Convertible Note by the Company, dated July 31, 2012, and accepted by Arnold Schumsky (included as Exhibit 10.27 to the Form 10-K filed October 15, 2012, and incorporated herein by reference.)

10.26	Endorsement to 10% Senior Secured Convertible Note by the Company, dated August 31, 2012, and accepted by Arnold Schumsky (included as Exhibit 10.28 to the Form 10-K filed October 15, 2012, and incorporated herein by reference.)

10.27	Notice of Repayment of 10% Senior Secured Convertible Note in Full by the Company, dated September 28, 2012, and accepted by Arnold Schumsky (included as Exhibit 10.29 to the Form 10-K filed October 15, 2012, and incorporated herein by reference.)

10.28	Purchase Agreement by and among the Company and each investor named therein, dated September 28, 2012 (included as Exhibit 10.1 to the Form 8-K filed October 2, 2012 and incorporated herein by reference).

10.29	Settlement Agreement by and among the Company, Special Situations Fund III QP, L.P. and Special Situations Private Equity Fund, L.P., dated February 12, 2013 (included as Exhibit 10.1 to the Form 8-K filed February 13, 2013 and incorporated herein by reference).

10.30	Settlement Agreement by and between the Company and Joel Pitlor, dated February 12, 2013 (included as Exhibit 10.2 to the Form 8-K filed February 13, 2013 and incorporated herein by reference).

10.31	Settlement Agreement by and between the Company and Arnold Schumsky, dated February 12, 2013 (included as Exhibit 10.3 to the Form 8-K filed February 13, 2013 and incorporated herein by reference).

10.32	Form of Purchase Agreement by and among the Company and investor (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 7, 2014 and incorporated herein by reference).

10.33	Form of Registration Rights Agreement by and among the Company and investor (included as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed July 7, 2014 and incorporated herein by reference).

10.34	Precision Optics Corporation, Inc. Amended 2011 Equity Incentive Plan, dated October 14, 2011, as amended on April 16, 2015 (included as Exhibit 10.1 to the Company’s Registration Statement on Form S-8 filed April 20, 2015, and incorporated herein by reference).

10.35	Form of Purchase Agreement by and among the Company and investor (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 23, 2015, and incorporated herein by reference).

10.36	Form of Registration Rights Agreement by and among the Company and investors (included as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 23, 2015, and incorporated herein by reference).

10.37	Consulting Agreement with Donald A. Major dated June 15, 2016 (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 23, 2016, and incorporated herein by reference).

14.1	Precision Optics Corporation, Inc. Corporate Code of Ethics and Conduct (included as Exhibit 14.1 to the Form 10-K filed September 28, 2008 and incorporated herein by reference).

21.1	Subsidiaries of the Registrant (included as Exhibit 21.1 to the Form 10-K filed September 26, 2008 and incorporated herein by reference).

23.1*	Consent of Independent Registered Public Accounting Firm.

31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRECISION OPTICS CORPORATION, INC.

Date: September 28, 2016	By:	/s/ Joseph N. Forkey
Joseph N. Forkey President and Chief Executive Officer
(Principal Executive Officer)

Date: September 28, 2016	By:	/s/ Donald A. Major
Donald A. Major Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Joseph N. Forkey Joseph N. Forkey	Chief Executive Officer, President, Treasurer and Director (Principal Executive Officer)	September 28, 2016

/s/ Donald A. Major Donald A. Major	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	September 28, 2016

/s/ Andrew J. Miclot	Director	September 28, 2016
Andrew J. Miclot

/s/ Peter H. Woodward	Director, Chairman	September 28, 2016
Peter H. Woodward

/s/ Richard B. Miles	Director	September 28, 2016
Richard B. Miles

/s/Kenneth S. Schwartz	Director	September 28, 2016
Kenneth S. Schwartz

