Form 10-Q
period 2016-09-30
PRECISION OPTICS CORPORATION, INC.
filed 2016-11-14
CIK 867840

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

or

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

The number of shares outstanding of the issuer’s common stock, par value $0.01 per share, at October 31, 2016 was 7,539,582 shares.

PRECISION OPTICS CORPORATION, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30, 2016	June 30, 2016
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$202,406	$50,059
Accounts Receivable, net	566,053	750,380
Inventories, net	992,472	1,133,451
Prepaid Expenses	81,832	88,129
Total Current Assets	1,842,763	2,022,019
PROPERTY AND EQUIPMENT
Machinery and Equipment	2,482,971	2,479,471
Leasehold Improvements	553,596	553,596
Furniture and Fixtures	148,303	148,303
Vehicles	19,674	19,674
	3,204,544	3,201,044

Less: Accumulated Depreciation and Amortization	(3,130,470)	(3,122,849)
Net Fixed Assets	74,074	78,195

Patents, net	23,214	22,874

TOTAL ASSETS	$1,940,051	$2,123,088

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Current Portion of Capital Lease Obligation	$7,987	$7,857
Accounts Payable	1,211,646	1,151,561
Customer Advances	11,025	–
Accrued Employee Compensation	184,307	238,381
Accrued Professional Services	91,350	65,550
Accrued Warranty Expense	25,000	25,000
Other Accrued Liabilities	24,162	15,612
Total Current Liabilities	1,555,477	1,503,961

Capital lease obligation, net of current portion	29,909	31,955

STOCKHOLDERS’ EQUITY
Common stock, $0.01 par value - Authorized - 50,000,000 shares; Issued and Outstanding – 7,539,582 shares at September 30, 2016 and June 30, 2016	75,396	75,396
Additional Paid-in Capital	44,236,952	44,176,051
Accumulated deficit	(43,957,683)	(43,664,275)
Total Stockholders’ Equity	354,665	587,172

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,940,051	$2,123,088

The accompanying notes are an integral part of these consolidated interim financial statements.

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED

SEPTEMBER 30, 2016 AND 2015

(UNAUDITED)

	Three Months Ended September 30,
	2016	2015
Revenues	$849,548	$858,427

Cost of Goods Sold	682,497	726,089

Gross Profit	167,051	132,338

Research and Development Expenses, net	116,992	150,768

Selling, General and Administrative Expenses	343,782	365,026

Gain on Sale of Assets	(315)	(1,566)

Total Operating Expenses	460,459	514,228

Net Loss	$(293,408)	$(381,890)

Loss Per Share:
Basic	$(0.04)	$(0.06)
Diluted	$(0.04)	$(0.06)

Weighted average common shares outstanding:
Basic	7,539,582	6,389,806
Diluted	7,539,582	6,389,806

The accompanying notes are an integral part of these consolidated interim financial statements.

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED

SEPTEMBER 30, 2016 AND 2015

(UNAUDITED)

	Three Months Ended September 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(293,408)	$(381,890)
Adjustments to Reconcile Net Loss to Net Cash Used In Operating Activities:
Depreciation and Amortization	7,621	5,541
Gain on Sale of Assets	(315)	(1,566)
Stock-based Compensation Expense	60,901	100,323
Non-cash Consulting Expense	8,550	4,500
Changes in Operating Assets and Liabilities:
Accounts Receivable, net	184,327	128,914
Inventories	140,979	54,529
Prepaid Expenses	6,297	7,194
Accounts Payable	60,085	(40,809)
Customer Advances	11,025	3,500
Accrued Expenses	(28,274)	(5,320)
Net Cash Provided From (Used In) Operating Activities	157,788	(125,084)

CASH FLOWS FROM INVESTING ACTIVITIES
Additional Patent Costs	(340)	(1,443)
Purchases of Property and Equipment	(3,500)	(4,372)
Proceeds from Sale of Assets	315	1,566
Net Cash Used In Investing Activities	(3,525)	(4,249)

CASH FLOWS FROM FINANCING ACTIVITIES
Payment of Capital Lease Obligation	(1,916)	–

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	152,347	(129,333)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	50,059	241,051

CASH AND CASH EQUIVALENTS, END OF PERIOD	$202,406	$111,718

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash Paid for Income Taxes	$–	$912

The accompanying notes are an integral part of these consolidated interim financial statements.

PRECISION OPTICS CORPORATION, INC.

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Operations

The accompanying consolidated financial statements include the accounts of Precision Optics Corporation, Inc. and its wholly-owned subsidiaries (the “Company”). All significant intercompany accounts and transactions have been eliminated in consolidation.

These consolidated financial statements have been prepared by the Company, without audit, and reflect normal recurring adjustments which, in the opinion of management, are necessary for a fair statement of the results of the first quarter of the Company’s fiscal year 2017. These consolidated financial statements do not include all disclosures associated with annual consolidated financial statements and, accordingly, should be read in conjunction with footnotes contained in the Company’s consolidated financial statements for the year ended June 30, 2016 together with the Report of Independent Registered Public Accounting Firm filed under cover of the Company’s 2016 Annual Report on Form 10-K, filed with the Securities and Exchange Commission on September 28, 2016.

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

Income (Loss) Per Share

Basic income (loss) per share is computed by dividing net income or net loss by the weighted average number of shares of common stock outstanding during the period. Diluted income (loss) per share is computed by dividing net income or net loss by the weighted average number of shares of common stock outstanding during the period, plus the number of potentially dilutive securities outstanding during the period such as stock options and warrants. For the three months ended September 30, 2016 and 2015, the effect of such securities was antidilutive and not included in the diluted calculation because of the net loss generated in these periods.

The following is the calculation of loss per share for the three months ended September 30, 2016 and 2015:

	Three Months Ended September 30,
	2016	2015
Net Loss – Basic and Diluted	$(293,408)	$(381,890)

Basic and Diluted Weighted Average Shares Outstanding	7,539,582	6,389,806

Loss Per Share
Basic	$(0.04)	$(0.06)
Diluted	$(0.04)	$(0.06)

The number of shares issuable upon the exercise of outstanding stock options and warrants that were excluded from the computation as their effect was antidilutive was approximately 4,169,000 and 4,349,500 for the three months ended September 30, 2016 and 2015, respectively.

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

2.	INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out) or market and consisted of the following:

	September 30, 2016	June 30, 2016
Raw Materials	$467,276	$520,490
Work-In-Progress	299,666	383,889
Finished Goods	225,530	229,072
Total Inventories	$992,472	$1,133,451

3.	CAPITAL LEASE OBLIGATION

The Company entered into a five-year capital lease obligation in January 2016 for the acquisition of manufacturing equipment totaling $51,252. At September 30, 2016, future minimum lease payments under the capital lease obligation are as follows:

Fiscal Year Ending June 30:	Amount
2017	$7,688
2018	10,250
2019	10,250
2020	10,250
2021	5,126
Total minimum payments	43,564
Less: amount representing interest	5,668
Present value of minimum lease payments	37,896
Less: current portion	7,987
$29,909

4.	STOCK-BASED COMPENSATION

Stock-based compensation costs recognized during the quarters ended September 30, 2016 and 2015 amounted to $60,901 and $100,323, respectively, and the costs were included in the accompanying consolidated statements of operations in: selling, general and administrative expenses (2016 - $42,915; 2015 - $36,257), research and development expenses (2016 - $9,317; 2015 - $29,391) and cost of goods sold (2016 - $8,669; 2015 - $34,675). No stock-based compensation has been capitalized because such amounts would have been immaterial.

There were no stock option grants in the quarter ended September 30, 2016.

Information related to the stock options outstanding as of September 30, 2016 is as follows:

Range of Exercise Prices	Number of Shares	Weighted-Average Remaining Contractual Life (years)	Weighted-Average Exercise Price	Exercisable Number of Shares	Exercisable Weighted-Average Exercise Price
$0.27	40,000	4.79	$0.27	40,000	$0.27
$0.48	60,000	9.50	$0.48	20,000	$0.48
$0.50	100,000	8.73	$0.50	20,000	$0.50
$0.55	37,000	5.36	$0.55	37,000	$0.55
$0.73	603,000	8.63	$0.73	402,000	$0.73
$0.85	9,000	6.26	$0.85	9,000	$0.85
$0.90	9,000	7.26	$0.90	9,000	$0.90
$0.95	65,000	7.78	$0.95	65,000	$0.95
$1.20	207,800	5.42	$1.20	207,800	$1.20
$1.25	1,200	2.15	$1.25	1,200	$1.25
$1.35	1,200	3.15	$1.35	1,200	$1.35
$6.25	1,600	0.16	$6.25	1,600	$6.25
$7.75	1,200	1.16	$7.75	1,200	$7.75
$0.27–$7.75	1,136,000	7.74	$0.79	815,000	$0.85

The aggregate intrinsic value of the Company’s “in-the-money” outstanding and exercisable options as of September 30, 2016 was $25,140.

5.	SALE OF STOCK

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

During the quarters ended September 30, 2016 and 2015, the Company sold equipment that was previously written off for proceeds totaling $315 and $1,566, respectively, and recorded gains of $315 and $1,566, respectively, which are included within operating expenses in the accompanying consolidated statements of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and notes to those statements included elsewhere in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 and with our audited consolidated financial statements for the year ended June 30, 2016 included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on September 28, 2016.

This Quarterly Report on Form 10-Q contains forward-looking statements. When used in this report, the words “anticipate,” “suggest,” “estimate,” “plan,” “project,” “continue,” “ongoing,” “potential,” “expect,” “predict,” “believe,” “intend,” “may,” “will,” “should,” “could,” “would” and similar expressions are intended to identify forward-looking statements. You should not place undue reliance on these forward-looking statements.  Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including the risks described in this report, the risks described in our Annual Report on Form 10-K for the year ended June 30, 2016 and other reports we file with the Securities and Exchange Commission. Although we believe the expectations reflected in the forward-looking statements are reasonable, they relate only to events as of the date on which the statements are made. We do not intend to update any of the forward-looking statements after the date of this report to conform these statements to actual results or to changes in our expectations, except as required by law.

Overview

We have been a developer and manufacturer of advanced optical instruments since 1982. Today, the vast majority of our business is the design and manufacture of high-quality medical devices and approximately 5% of our business is the design and manufacture of military and industrial products. Our medical instrumentation line includes traditional endoscopes and endocouplers as well as other custom imaging and illumination products for use in minimally invasive surgical procedures. Much of our recent development efforts have been targeted at the development of next generation endoscopes. For the last ten years, we have funded internal research and development programs to develop next generation capabilities for designing and manufacturing 3D endoscopes and very small Microprecision™ lenses, anticipating future requirements as the surgical community continues to demand smaller and more enhanced imaging systems for minimally invasive surgery.

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

There have been no significant changes in our critical accounting policies as disclosed in the Notes to our Financial Statements contained in our Annual Report on Form 10-K for the year ended June 30, 2016 filed with the Securities and Exchange Commission on September 28, 2016.

Results of Operations

Our total revenues for the quarter ended September 30, 2016, the first quarter of our fiscal year 2017, were $849,548, as compared to $858,427 for the same fiscal quarter in the prior year, a decrease of $8,879, or 1.0%. The slight decrease in revenues in the current quarter compared to last year reflects a 68% increase in engineering service revenues from numerous projects involving our CMOS and Micoprecision™ product technologies. The offsetting net decrease in production revenues in the first quarter of fiscal year 2017 includes revenue increases in certain traditional coupler, endoscope and optical assemblies, and larger decreases in laryngoscopes, a CMOS camera assembly and optical components. We believe the increase in engineering services revenue is a positive indication of future production revenue opportunities, and that with the exception of one lost production contract, the variations in other production revenues are consistent with our customers’ historical purchasing activity.

Revenues from our largest customers, as a percentage of our total revenues, for the quarters ended September 30, 2016 and 2015, were as follows:

	Three Months Ended September 30,
	2016	2015
Customer A	20%	2%
Customer B	18	13
Customer C	11	21
Customer D	–	16
All Others	51	48
	100%	100%

No other customer accounted for more than 10% of our revenues during those quarters.

Gross profit for the quarter ended September 30, 2016 was $167,051, as compared to $132,338 for the same period in the prior year, which reflects an increase of $34,713. Gross profit for the quarter ended September 30, 2016 as a percentage of our revenues was 19.7%, an increase from the gross profit percentage of 15.4% for the same period in the prior year. The increase in our gross profit percentage was due primarily to higher margins on manufacturing revenue and a decrease in non cash stock based compensation charged to cost of goods sold in the first quarter of fiscal 2017 compared to the same period of the prior year, partially offset by lower margins on engineering revenue in the current quarter compared to the same period of the prior year. Our quarterly gross profit and gross profit percentage depend on a number of factors, including overall sales volume and mix of products sold and services provided, including the costs of new product engineering design services and new product start-up production activities, and therefore varies from quarter to quarter at the current sales levels.

Research and development expenses were $116,992 for the quarter ended September 30, 2016, as compared to $150,768 for the same period in the prior year, which reflects a decrease of $33,776, or 22.4%. The decrease in research and development expenses for the quarter ended September 30, 2016, as compared to same period in the prior year, was primarily due to higher labor costs charged to costs of goods sold in connection with engineering service revenue activities in the current quarter, and lower non-cash stock based compensation expense charged to research and development compared to the same period of the prior year. Research and development expenses include stock based compensation expense of $9,317 and $29,391 during the quarters ended September 30, 2016 and 2015, respectively.

Selling, general and administrative expenses were $343,782 for the quarter ended September 30, 2016, as compared to $365,026 for the same period in the prior year, which reflects a decrease of $21,244, or 5.8%. The decrease in selling, general and administrative expenses for the quarter ended September 30, 2016, as compared to the same period in the prior year, was primarily due to reduced costs relating to consulting fees, advertising and legal costs offset by higher consulting related travel costs and cash stock based compensation charges.

No income tax provision was recorded in the first quarter of fiscal year 2016 or 2015 because of the losses generated in those periods.

Liquidity and Capital Resources

We have sustained recurring net losses for several years. During the quarter ended September 30, 2016, we incurred a net loss of $293,408 and generated cash from operating activities of $157,788. As of September 30, 2016, cash and cash equivalents were $202,406, accounts receivable were $566,053, and current liabilities were $1,555,477. We incurred a net loss of $381,890 during the quarter ended September 30, 2015 and used cash in operating activities of $125,084. During the year ended June 30, 2016, we incurred a net loss from operations of $1,055,434 and used cash in operating activities of $876,298. As of June 30, 2016, cash and cash equivalents were $50,059, accounts receivable were $750,380, and current liabilities were $1,503,961.

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

Until we achieve and sustain breakeven and profitable results, we will be required to pursue several options to manage cash flow and raise capital, including issuing debt or equity or entering into a strategic alliance. The sale of additional equity or convertible debt securities would result in additional dilution to our current stockholders, and debt financing, if available, may involve restrictive covenants that could restrict our operations or finances. Financing may not be available in amounts or on terms acceptable to us, if at all. If we are unable to secure additional capital, we may be required to curtail our research and development initiatives and take additional measures to reduce costs in order to conserve our cash in amounts sufficient to sustain operations and meet our obligations. If we cannot raise funds on acceptable terms or achieve positive cash flow, we may not be able to continue to develop new products, grow market share, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements, any of which could negatively impact our business, operating results and financial condition, or impact our ability to continue to conduct operations as a going concern.

On October 19, 2015, we closed agreements with institutional and accredited investors for the sale and purchase of 1,044,776 shares of our common stock at a purchase price of $0.67 per share. We received $700,000 in gross proceeds from the offering. We are using the net proceeds from this placement for general working capital purposes.

Capital equipment expenditures during the quarter ended September 30, 2016 and 2015 were $3,500 and $4,372, respectively. Future capital equipment expenditures will be dependent upon future sales and success of on-going research and development efforts.

Contractual cash commitments for the fiscal years subsequent to September 30, 2016 are summarized as follows:

	2017	2018	Thereafter	Total
Capital Leases	$7,688	$10,250	$25,626	$43,564

We have contractual cash commitments related to open purchase orders as of September 30, 2016 of approximately $175,000.

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

Item 4. Controls and Procedures.

Management’s Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and our Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures, including internal control over financial reporting, were not effective, as of September 30, 2016, to ensure the information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended (i) is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are intended to be designed to provide reasonable assurance that such information is accumulated and communicated to our management. Based on this evaluation, our management concluded that our internal control over financial reporting was not effective as of September 30, 2016.

The following is a description of two material weaknesses in our internal control over financial reporting:

Segregation of Duties: As previously disclosed in our Annual Reports on Form 10-K for the fiscal years ended June 30, 2008-2016, our management identified a control deficiency during the 2008 fiscal year because we lacked sufficient staff to segregate accounting duties. We believe the control deficiency resulted primarily because we have the equivalent of one and one-half persons performing all accounting-related on-site duties. As a result, we did not maintain adequate segregation of duties within our critical financial reporting applications, the related modules and financial reporting processes. This control deficiency could result in a misstatement of balance sheet and income statement accounts in our interim or annual consolidated financial statements that would not be detected. Accordingly, management has determined that this control deficiency constitutes a material weakness. During the period beginning with fiscal year 2008 through June 30, 2016, no audit adjustments resulting from this condition were required.

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

We believe that the step outlined above strengthens our internal control over financial reporting and mitigates the material weakness described above. As part of our assessment of internal control over financial reporting for the fiscal year ended June 30, 2016, our management has evaluated this additional control and has determined that it is operating effectively.

Inventory Valuation: As previously disclosed in our Annual Reports on Form 10-K for the fiscal years ended June 30, 2009-2016, we reported a material weakness with respect to the valuation of our inventories. Specifically, the amounts used to value our inventory at June 30, 2009 with respect to overhead rates and purchased items were often inconsistent with the supporting documentation, due to year-to-year changes in overhead rates and costs of purchased items that were not properly reflected in inventory valuation. Accordingly, management had determined that this control deficiency constituted a material weakness as of June 30, 2009. One audit adjustment of approximately $58,000 to our audited financial statements as of June 30, 2011 was necessary as a result of this condition.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the first quarter of our fiscal year covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

To address and remediate the material weakness in internal control over financial reporting described above, beginning in the quarter ended September 30, 2009 and continuing through the quarter ended September 30, 2016, we implemented processes to improve our inventory controls and documentation surrounding inventory valuation for overhead rates, and performed procedures to ensure that the pricing of inventory items was consistent with the supporting documentation. We believe that the step outlined above strengthens our internal control over financial reporting and mitigates the material weakness described above.

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

Item 1A. Risk Factors.

There have been no material changes from the risk factors previously disclosed in our annual report on Form 10-K for the fiscal year ended June 30, 2016, as filed with the Securities and Exchange Commission on September 28, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

We did not sell any unregistered securities in the quarter ended September 30, 2016.

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

PRECISION OPTICS CORPORATION, INC.

Date: November 14, 2016	By:	/s/ Joseph N. Forkey
Joseph N. Forkey
Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2016	By:	/s/ Donald A. Major
Donald A. Major
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

