Form 10-Q
period 2016-12-31
PRECISION OPTICS CORPORATION, INC.
filed 2017-02-14
CIK 867840

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2016

or

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

The number of shares outstanding of the issuer’s common stock, par value $0.01 per share, at February 14, 2017 was 8,872,916 shares.

PRECISION OPTICS CORPORATION, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	December 31, 2016	June 30, 2016
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$516,578	$50,059
Accounts Receivable, net	442,087	750,380
Inventories, net	1,097,891	1,133,451
Prepaid Expenses	94,044	88,129
Total Current Assets	2,150,600	2,022,019
PROPERTY AND EQUIPMENT
Machinery and Equipment	2,505,314	2,479,471
Leasehold Improvements	553,596	553,596
Furniture and Fixtures	148,303	148,303
Vehicles	–	19,674
	3,207,213	3,201,044

Less: Accumulated Depreciation and Amortization	(3,119,194)	(3,122,849)
Net Fixed Assets	88,019	78,195

Patents, net	28,722	22,874

TOTAL ASSETS	$2,267,341	$2,123,088

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Current Portion of Capital Lease Obligation	$8,120	$7,857
Accounts Payable	983,128	1,151,561
Customer Advances	37,100	–
Accrued Employee Compensation	194,451	238,381
Accrued Professional Services	66,600	65,550
Accrued Warranty Expense	25,000	25,000
Other Accrued Liabilities	63,012	15,612
Total Current Liabilities	1,377,411	1,503,961

Capital lease obligation, net of current portion	27,828	31,955

STOCKHOLDERS’ EQUITY
Common Stock, $0.01 par value - Authorized - 50,000,000 shares; Issued and Outstanding – 8,872,916 shares at December 31, 2016 and 7,539,582 shares at June 30, 2016	88,729	75,396
Additional Paid-in Capital	45,043,151	44,176,051
Accumulated Deficit	(44,269,778)	(43,664,275)
Total Stockholders’ Equity	862,102	587,172

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,267,341	$2,123,088

The accompanying notes are an integral part of these consolidated interim financial statements.

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED

DECEMBER 31, 2016 AND 2015

(UNAUDITED)

	Three Months Ended December 31,		Six Months Ended December 31,
	2016	2015	2016	2015
Revenues	$601,590	$954,772	$1,451,138	$1,813,199

Cost of Goods Sold	453,183	737,750	1,135,680	1,463,839
Gross Profit	148,407	217,022	315,458	349,360

Research and Development Expenses, net	119,215	108,146	236,207	258,914

Selling, General and Administrative Expenses	342,487	407,088	686,269	772,114

Gain on Sale of Assets	(1,200)	(16,902)	(1,515)	(18,468)
Total Operating Expenses	460,502	498,332	920,961	1,012,560

Net Loss	(312,095)	(281,310)	(605,503)	(663,200)

Loss Per Share:
Basic	$(0.04)	$(0.04)	$(0.08)	$(0.10)
Diluted	$(0.04)	$(0.04)	$(0.08)	$(0.10)

Weighted Average Common Shares Outstanding:
Basic	8,104,800	7,230,169	7,822,191	6,809,988
Diluted	8,104,800	7,230,169	7,822,191	6,809,988

The accompanying notes are an integral part of these consolidated interim financial statements.

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED

DECEMBER 31, 2016 AND 2015

(UNAUDITED)

	Six Months Ended December 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(605,503)	$(663,200)
Adjustments to Reconcile Net Loss to Net Cash Used In Operating Activities -
Depreciation and Amortization	16,019	10,847
Gain on Sale of Assets	(1,515)	(18,468)
Stock-based Compensation Expense	110,433	142,428
Non-cash Consulting Expense	17,400	47,850
Changes in Operating Assets and Liabilities -
Accounts Receivable, net	308,293	162,309
Inventories	35,560	(20,500)
Prepaid Expenses	(5,915)	(24,030)
Accounts Payable	(168,433)	(59,369)
Customer Advances	37,100	(70,830)
Accrued Expenses	(22,880)	(31,968)
Net Cash Used In Operating Activities	(279,441)	(524,931)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additional Patent Costs	(5,848)	(2,871)
Purchases of Property and Equipment	(25,843)	(4,372)
Proceeds from Sale of Assets	1,515	18,468
Net Cash Provided By (Used In) Investing Activities	(30,176)	11,225

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of Capital Lease Obligation	(3,864)	–
Gross Proceeds from Private Placement of Common Stock	780,000	700,000
Private Placement Expenses Incurred as of December 31	–	(16,452)
Net Cash Provided by Financing Activities	776,136	683,548

NET INCREASE IN CASH AND CASH EQUIVALENTS	466,519	169,842
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	50,059	241,051

CASH AND CASH EQUIVALENTS, END OF PERIOD	$516,578	$410,893

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash Paid for Income Taxes	$–	$912

The accompanying notes are an integral part of these consolidated interim financial statements.

PRECISION OPTICS CORPORATION, INC.

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Operations

The accompanying consolidated financial statements include the accounts of Precision Optics Corporation, Inc. and its wholly-owned subsidiaries (the “Company”). All significant intercompany accounts and transactions have been eliminated in consolidation.

These consolidated financial statements have been prepared by the Company, without audit, and reflect normal recurring adjustments which, in the opinion of management, are necessary for a fair statement of the results of the second quarter and six months of the Company’s fiscal year 2017. These consolidated financial statements do not include all disclosures associated with annual consolidated financial statements and, accordingly, should be read in conjunction with footnotes contained in the Company’s consolidated financial statements for the year ended June 30, 2016 together with the Report of Independent Registered Public Accounting Firm filed under cover of the Company’s 2016 Annual Report on Form 10-K, filed with the Securities and Exchange Commission on September 28, 2016.

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

Income (Loss) Per Share

Basic income (loss) per share is computed by dividing net income or net loss by the weighted average number of shares of common stock outstanding during the period. Diluted income (loss) per share is computed by dividing net income or net loss by the weighted average number of shares of common stock outstanding during the period, plus the number of potentially dilutive securities outstanding during the period such as stock options and warrants. For the three and six months ended December 31, 2016 and 2015, the effect of such securities was antidilutive and not included in the diluted calculation because of the net loss generated in these periods.

The following is the calculation of loss per share for the three and six months ended December 31, 2016 and 2015:

	Three Months Ended December 31		Six Months Ended December 31
	2016	2015	2016	2015
Net Income (Loss) – Basic and Diluted	$(312,095)	$(281,310)	$(605,503)	$(663,200)

Basic Weighted Average Shares Outstanding	8,104,800	7,230,169	7,822,191	6,809,988
Potentially Dilutive Securities	–	–	–	–
Diluted Weighted Average Shares Outstanding	8,104,800	7,230,169	7,822,191	6,809,988

Loss Per Share
Basic	$(0.04)	$(0.04)	$(0.08)	$(0.10)
Diluted	$(0.04)	$(0.04)	$(0.08)	$(0.10)

The number of shares issuable upon the exercise of outstanding stock options and warrants that were excluded from the computation as their effect was antidilutive was approximately 5,113,224 and 4,478,000 for the three months ended December 31, 2016 and 2015, respectively, and approximately 5,113,224 and 4,478,000 for the six months ended December 31, 2016 and 2015, respectively.

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

2.	INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out) or market and consisted of the following:

	December 31, 2016	June 30, 2016
Raw Materials	$572,318	$520,490
Work-In-Progress	317,294	383,889
Finished Goods	208,279	229,072
Total Inventories	$1,097,891	$1,133,451

3.	CAPITAL LEASE OBLIGATION

The Company entered into a five-year capital lease obligation in January 2016 for the acquisition of manufacturing equipment totaling $51,252. At December 31, 2016, future minimum lease payments under the capital lease obligation are as follows:

Fiscal Year Ending June 30:	Amount
2017	$5,125
2018	10,250
2019	10,250
2020	10,250
2021	5,126
Total minimum payments	41,001
Less: amount representing interest	5,053
Present value of minimum lease payments	35,948
Less: current portion	8,120
$27,828

4.	STOCK-BASED COMPENSATION

Stock-based compensation costs recognized during the quarters ended December 31, 2016 and 2015 amounted to $49,532 and $42,105 respectively, and the costs were included in the accompanying consolidated statements of operations in: selling, general and administrative expenses (2016 - $34,171; 2015 - $24,121), research and development expenses (2016 - $6,692, 2015 - $9,316) and cost of goods sold (2016 - $8,669; 2015 - $8,668). Stock-based compensation costs recognized during the six month periods ended December 31, 2016 and 2015 amounted to $110,433 and $142,428, respectively, and were included in the accompanying consolidated statements of operations in: selling, general and administrative expenses (2016 - $77,086; 2015 - $60,378), research and development expenses (2016 - $16,009, 2015 - $38,707) and cost of goods sold (2016 - $17,338, 2015 - $43,343). No compensation has been capitalized because such amounts would have been immaterial.

The following tables summarize stock option activity for the six months ended December 31, 2016:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Life
Outstanding at June 30, 2016	1,136,000	$0.79	7.74 years
Cancellations	(1,600)	$6.25
Outstanding at December 31, 2016	1,134,400	$0.78	7.50 years

Information related to the stock options outstanding as of December 31, 2016 is as follows:

Range of Exercise Prices	Number of Shares	Weighted-Average Remaining Contractual Life (years)	Weighted-Average Exercise Price	Exercisable Number of Shares	Exercisable Weighted-Average Exercise Price
$0.27	40,000	4.54	$0.27	40,000	$0.27
$0.48	60,000	9.25	$0.48	20,000	$0.48
$0.50	80,000	9.47	$0.50	35,000	$0.50
$0.50	20,000	4.47	$0.50	20,000	$0.50
$0.55	37,000	5.11	$0.55	37,000	$0.55
$0.73	603,000	8.38	$0.73	402,000	$0.73
$0.85	9,000	6.01	$0.85	9,000	$0.85
$0.90	9,000	7.01	$0.90	9,000	$0.90
$0.95	65,000	7.53	$0.95	65,000	$0.95
$1.20	207,800	5.17	$1.20	207,800	$1.20
$1.25	1,200	1.90	$1.25	1,200	$1.25
$1.35	1,200	2.90	$1.35	1,200	$1.35
$7.75	1,200	0.09	$7.75	1,200	$7.75
$0.27–$7.75	1,134,400	7.50	$0.78	848,400	$0.83

The aggregate intrinsic value of the Company’s “in-the-money” outstanding and exercisable options as of December 31, 2016 was $48,840 and $35,590, respectively.

5.	SALE OF STOCK

November 2016

On November 22, 2016, the Company entered into agreements with accredited investors for the sale and purchase of 1,333,334 units with each unit consisting of one share of the Company’s common stock, $0.01 par value and one warrant to purchase one-half of one share of the Company’s common stock, at a purchase price of $0.60 per unit. The Company received $780,000 in gross cash proceeds from the offering and settled an outstanding accounts payable balance with a consultant in the amount of $20,000 by issuing units. The Company is using the net proceeds from this placement for general working capital purposes.

The warrants issued in this offering will vest on October 2, 2017 and expire on October 16, 2017. The warrant exercise price is variable and depends on the Company’s achievement of certain performance criteria (both defined below). The warrant exercise price will be $0.40 per share if the Company achieves both of the revenue and income performance criteria, the exercise price will be $0.20 per share if the Company achieves one of the performance criteria, and the exercise price will be $0.01 if the Company does not achieve either of the performance criteria.

Pursuant to the revenue criterion, the Company must achieve at least $1.85 million of revenue in any one quarter during the fiscal year ending June 30, 2017. Pursuant to the income criterion, the Company must achieve positive net income in any two quarters during the fiscal year ending June 30, 2017. Both criteria will be determined under U.S. Generally Accepted Accounting Principles and by the Company’s audited consolidated annual financial statements and the Company’s quarterly financial statements.

In conjunction with the offering, the Company also entered into a registration rights agreement with the investors, whereby the Company was obligated to file a registration statement with the Securities Exchange Commission on or before 90 calendar days after November 22, 2016 to register the resale by the investors of the 1,333,334 shares and warrant shares purchased in the offering. The registration statement was filed with the Securities and Exchange Commission on February 3, 2017.

In conjunction with the offering, certain anti-dilution provisions of the warrants issued in conjunction with our June 25, 2008 and September 28, 2012 financing transactions were triggered. For purposes of this calculation, all warrants issued in this offering are assumed to be exercised at an exercise price of $0.40. As a result, the number of existing June 25, 2008 warrants increased from 517,222 to 568,776 and the related exercise price of the warrants decreased from $0.98 to $0.89 per share. Also, as a result of the offering, the number of existing September 28, 2012 warrants increased from 2,293,013 to 2,503,237 and 222,559 to 240,144, respectively, and the related exercise price decreased from $1.06 to $0.97 and from $0.83 to $0.77, respectively.

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

During the six months ended December 31, 2016 and 2015, the Company sold equipment that was previously written off for proceeds totaling $1,515 and $18,468, respectively, and recorded gains of $1,515 and $18,468, respectively, which are included within operating expenses in the accompanying consolidated statements of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and notes to those statements included elsewhere in this Quarterly Report on Form 10-Q for the quarter and six months ended December 31, 2016 and with our audited consolidated financial statements for the year ended June 30, 2016 included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on September 28, 2016.

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

Current sales and marketing activities are intended to broaden awareness of the benefits of our new technology platforms, which we believe are ready for general application to medical device projects requiring surgery-grade visualization from sub-millimeter sized devices and 3D endoscopy. We market directly to established medical device companies primarily in the United States that we believe could benefit from our advanced endoscopy visualization systems. Through this direct marketing, referrals, attendance at trade shows including Medical Design and Manufacturing West and MD&M East, and periodically a presence in online professional association websites, we have expanded our on-going pipeline of projects to significant medical device companies as well as well-funded emerging technology companies. We expect our customer pipeline to continue to expand as development projects transition to production orders and new customer projects enter the development phase.

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

Results of Operations

Our total revenues for the quarter ended December 31, 2016, the second quarter of our fiscal year 2017, were $601,590, as compared to $954,772 for the same period in the prior year, a decrease of $353,182, or 37.0%. Revenues decreased during the quarter ended December 31, 2016 in both the engineering and production categories. Engineering service revenue decreased 39%, primarily due to the transition to production of one project and completion of initial phases of another customer’s project which is expected to continue in the future. Production category revenues decreased in both the traditional and new technology groups, primarily due to the loss of a subassembly customer project utilizing Microprecision™ technology, and cyclical declines in a traditional laryngoscope and an advanced surgical visualization product.

Our total revenues for the six months ended December 31, 2016 were $1,451,138, as compared to $1,813,199 for the same period in the prior year, a decrease of $362,061, or 20.0%. The decrease in revenues for the six month period was primarily due to a decrease in production revenues while engineering service revenue slightly increased during the six month period ended December 31, 2016. Production revenues decreased due to the loss of a customer’s Microprecision™ technology product and cyclical declines in traditional laryngoscopes, partially offset by an increase in the advanced surgical visualization product. We believe that our pipeline of engineering and production project opportunities, as well as on-going product production demand from our customers, will return quarterly revenues to the higher levels achieved in recent quarters.

Gross profit for the quarter ended December 31, 2016 was $148,407, as compared to $217,022 for the same period in the prior year, which reflects a decrease of $68,615. Gross profit for the quarter ended December 31, 2016 as a percentage of our revenues was 24.7%, an increase from the gross profit percentage of 22.7% for the same period in the prior year. Gross profit for the six months ended December 31, 2016 was $315,458, as compared to $349,360 for the same period in the prior year, which reflects a decrease of $33,902. Gross profit for the six months ended December 31, 2016 as a percentage of our revenues was 21.7%, an increase from the gross profit percentage of 19.3% for the same period in the prior year. The increase in our gross profit percentage in the most recent quarter and six months was due primarily to increased margins realized from production of three traditional products comprising 43% of production revenue during the six months ended December 31, 2016, plus the reduction in fixed production costs realized from the shut-down of our film coating department in early fiscal 2017. Comparative margins also improved in fiscal 2017 due to the elimination of manufacturing inefficiencies and reduced margins in fiscal 2016 from the subassembly product referenced above that is no longer produced by us. Further, our quarterly gross profit and gross profit percentage depend on a number of factors, including overall sales volume, the mix of products sold, and the costs of initial production in connection with new products. We believe our margins will increase further as periodic sales revenues increase.

Research and development expenses were $119,215 for the quarter ended December 31, 2016, compared to $108,146 for the same period in the prior year, an increase of $11,069, or 10.2%. The increase in the quarter ended December 31, 2016 compared to same period in the prior year was primarily due to the decrease in our engineering services revenue. As a result of decreases in engineering revenue, a smaller portion of our fixed engineering cost is included in cost of goods sold and remains in research and development expenses. Research and development expenses were $236,207 for the six months ended December 31, 2016, compared to $258,914 for the same period in the prior year, a decrease of $22,707, or 8.8%. The decrease in the six month period ended December 31, 2016 compared to the same period in the prior year was primarily due to higher engineering service revenue in the current period, partially offset by higher stock-based compensation expenses during the six months ended December 31, 2015.

Selling, general and administrative expenses were $342,487 for the quarter ended December 31, 2016, compared to $407,088 for the same period in the prior year, a decrease of $64,601, or 15.9%. Selling, general and administrative expenses were $686,269 for the six months ended December 31, 2016, compared to $772,114 for the same period in the prior year, a decrease of $85,845, or 11.1%. The decrease in the quarter and six month periods ended December 31, 2016 compared to the same periods in the prior year was primarily due to reduced consulting, travel and advertising expenses, partially offset by higher stock-based compensation expense.

No income tax provision was recorded in the first and second quarters of fiscal year 2017 or 2016 because of the losses generated in those periods.

Liquidity and Capital Resources

We have sustained recurring net losses for several years. During the quarter and six month periods ended December 31, 2016, we incurred net losses of $312,095 and $605,503, respectively, and used cash in operating activities of $279,441 during the six month period ended December 31, 2016. As of December 31, 2016, cash and cash equivalents were $516,578, accounts receivable were $442,087, and current liabilities were $1,377,411. We also incurred net losses of $281,310 and $663,200 during the quarter and six month periods ended December 31, 2015, and during the six month period ended December 31, 2015, we used cash in operating activities of $524,931. During the fiscal year ended June 30, 2016, we incurred a net loss from operations of $1,055,434 and used cash in operating activities of $876,298. As of June 30, 2016, cash and cash equivalents were $50,059, accounts receivable were $750,380, and current liabilities were $1,503,961.

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

On November 22, 2016, we closed agreements with institutional and accredited investors for the sale and purchase of 1,333,334 shares of our common stock at a purchase price of $0.60 per share (see Note 5. Sale of Stock). We received $780,000 in gross cash proceeds from the offering. We are using the net proceeds from this placement for general working capital purposes.

Capital equipment expenditures during the six months ended December 31, 2016 and 2015 were $25,843 and $4,372, respectively. Future capital equipment expenditures will be dependent upon future sales and success of on-going research and development efforts.

We have contractual cash commitments related to open purchase orders as of December 31, 2016 of approximately $202,000, including a $41,001 commitment remaining under a five-year capital lease obligation for the acquisition of equipment (see Note 3. Capital Lease Obligation). We have no other contractual cash commitments since leased facilities are currently on a month-to-month basis.

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

Item 4. Controls and Procedures.

Management’s Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and our Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures, including internal control over financial reporting, were not effective, as of December 31, 2016, to ensure the information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended (i) is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are intended to be designed to provide reasonable assurance that such information is accumulated and communicated to our management. Based on this evaluation, our management concluded that our internal control over financial reporting was not effective as of December 31, 2016.

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

Inventory Valuation: As previously disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2016, we reported a material weakness with respect to the valuation of our inventories. Specifically, the amounts used to value our inventory at June 30, 2009 with respect to overhead rates and purchased items were often inconsistent with the supporting documentation, due to year-to-year changes in overhead rates and costs of purchased items that were not properly reflected in inventory valuation. Accordingly, management had determined that this control deficiency constituted a material weakness as of June 30, 2009. One audit adjustment of approximately $58,000 to our audited financial statements as of June 30, 2011 was necessary as a result of this condition.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the first quarter of our fiscal year covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

To address and remediate the material weakness in internal control over financial reporting described above, beginning in the quarter ended September 30, 2009 and continuing through the quarter ended December 31, 2016, we implemented processes to improve our inventory controls and documentation surrounding inventory valuation for overhead rates, and performed procedures to ensure that the pricing of inventory items was consistent with the supporting documentation. We believe that the step outlined above strengthens our internal control over financial reporting and mitigates the material weakness described above.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

November 2016

On November 22, 2016, we entered into agreements with accredited investors for the sale and purchase of 1,333,334 units with each unit consisting of one share of our common stock, $0.01 par value and one warrant to purchase one-half of one share of our common stock, at a purchase price of $0.60 per unit. We received $780,000 in gross cash proceeds from the offering. We are using the net proceeds from this placement for general working capital purposes.

The warrants issued in this offering will vest on October 2, 2017 and expire on October 16, 2017. The warrant exercise price is variable and depends on our achievement of certain performance criteria (see Note 5. Sale of Stock).

In conjunction with the offering, we also entered into a registration rights agreement with the investors, whereby we were obligated to file a registration statement with the Securities Exchange Commission on or before 90 calendar days after November 22, 2016 to register the resale by the investors of the 1,333,334 shares and warrant shares purchased in the offering. The registration statement was filed with the Securities and Exchange Commission on February 3, 2017.

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

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit	Description

2.1	Asset Purchase Agreement between the Company and Optometrics Corporation, dated January 18, 2008 (included as Exhibit 2.1 to the Form 8-K filed January 25, 2008 and incorporated herein by reference).

3.1	Articles of Organization of Precision Optics Corporation, Inc., as amended (included as Exhibit 3.1 to the Form SB-2 filed March 16, 2007 and incorporated herein by reference).

3.2	Bylaws of Precision Optics Corporation, Inc. (included as Exhibit 3.2 to the Form S-1 filed December 18, 2008 and incorporated herein by reference).

3.3	Articles of Amendment to the Articles of Organization of Precision Optics Corporation, Inc., dated November 25, 2008 and effective December 11, 2008 (included as Exhibit 3.1 to the Form 8-K filed December 11, 2008 and incorporated herein by reference).

3.4	Amended and Restated Bylaws of Precision Optics Corporation, Inc. (included as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed July 11, 2014 and incorporated herein by reference).

4.1	Registration Rights Agreement by and among the Company and each investor named therein, dated February 1, 2007 (included as Exhibit 4.1 to the Form 8-K filed February 2, 2007 and incorporated herein by reference).

4.2	Form of Warrant to Purchase Shares of Common Stock (included as Exhibit 4.2 to the Form 8-K filed February 2, 2007 and incorporated herein by reference).

4.3	Registration Rights Agreement by and among the Company and each investor named therein, dated June 25, 2008 (included as Exhibit 4.1 to the Form 8-K filed June 27, 2008 and incorporated herein by reference).

4.4	Form of Warrant to Purchase Shares of Common Stock, dated June 25, 2008 (included as Exhibit 4.2 to the Form 8-K filed June 27, 2008 and incorporated herein by reference).

4.5	Form of 10% Senior Secured Convertible Note, dated June 25, 2008 (included as Exhibit 4.3 to the Form 8-K filed June 27, 2008 and incorporated herein by reference).

4.6	Form of Warrant to Purchase Shares of Common Stock, dated September 28, 2012 (included as Exhibit 4.1 to the Form 8-K filed October 2, 2012 and incorporated herein by reference).

4.7	Registration Rights Agreement by and among the Company and each investor named therein, dated September 28, 2012 (included as Exhibit 4.2 to the Form 8-K filed October 2, 2012 and incorporated herein by reference).

4.8	Warrant to Purchase Shares of Common Stock issued to Loewen, Ondaatje, McCutcheon USA LTD, dated September 28, 2012 (included as Exhibit 4.3 to the Form 8-K filed October 2, 2012 and incorporated herein by reference).
4.9	Form of Warrant to Purchase Shares of Common Stock (Special Situations Settlement), dated February 12, 2013 (included as Exhibit 4.1 to the Form 8-K filed February 13, 2013 and incorporated herein by reference).

4.10	Registration Rights Agreement by and among the Company, Special Situations Fund III QP, L.P. and Special Situations Private Equity Fund, L.P., dated February 12, 2013 (included as Exhibit 4.2 to the Form 8-K filed February 13, 2013 and incorporated herein by reference).

4.11	Form of Warrant to Purchase Shares of Common Stock (Pitlor and Schumsky Settlement), dated February 12, 2013 (included as Exhibit 4.3 to the Form 8-K filed February 13, 2013 and incorporated herein by reference).

4.12	Form of Warrant, by and among Precision Optics Corporation, Inc. and several Investors, dated November 22, 2016 (included as Exhibit 10.3 to the Form 8-K filed November 29, 2016, and incorporated herein by reference).

10.1	Precision Optics Corporation, Inc. 1997 Incentive Plan, as amended and restated (included as Exhibit 10.1 to the Form 10-QSB filed November 13, 2003 and incorporated herein by reference).

10.2	Precision Optics Corporation, Inc. 2006 Equity Incentive Plan (included as Exhibit 99.1 to the Form 8-K filed December 4, 2006 and incorporated herein by reference).

10.3	Purchase Agreement by and among the Company and each investor named therein, dated February 1, 2007 (included as Exhibit 10.1 to the Form 8-K filed February 2, 2007 and incorporated herein by reference).

10.4	Form of Incentive Stock Option Certificate (included as Exhibit 10.1 to the Form 10-QSB filed February 14, 2007 and incorporated herein by reference).

10.5	Form of Nonstatutory Stock Option Certificate (included as Exhibit 10.2 to the Form 10-QSB filed February 14, 2007 and incorporated herein by reference).

10.6	Purchase Agreement by and among the Company and each investor named therein, dated June 25, 2008 (included as Exhibit 10.1 to the Form 8-K filed June 27, 2008 and incorporated herein by reference).

10.7	Pledge and Security Agreement by and among the Company and each investor named therein, dated June 25, 2008 (included as Exhibit 10.2 to the Form 8-K filed June 27, 2008 and incorporated herein by reference).

10.8	Consulting Agreement between the Company and Jack P. Dreimiller, dated August 15, 2008 (included as Exhibit 10.1 to the Form 8-K filed August 18, 2008 and incorporated herein by reference).

10.9	Side Letter Agreement between the Company and the investors signatory to the Purchase Agreement, dated November 25, 2008 (included as Exhibit 10.1 to the Form 8-K filed December 11, 2008 and incorporated herein by reference).

10.10	Side Letter Agreement between the Company and the holders signatory to the 10% Senior Secured Convertible Note, dated December 11, 2008 (included as Exhibit 10.15 to the Form S-1 filed December 18, 2008 and incorporated herein by reference).

10.11	Side Letter Agreement between the Company and the holders signatory to the 10% Senior Secured Convertible Note, dated April 2, 2009 (included as Exhibit 10.16 to the Form S-1/A filed April 6, 2009 and incorporated herein by reference).

10.12	Compensation Agreement with Richard E. Forkey, dated December 3, 2010 (included as Exhibit 10.11 to the Form 8-K filed December 6, 2010 and incorporated herein by reference).

10.13	Compensation Agreement with Joseph N. Forkey, dated December 3, 2010 (included as Exhibit 10.12 to the Form 8-K filed December 6, 2010 and incorporated herein by reference).

10.14	Compensation Agreement with Joel R. Pitlor, dated December 3, 2010 (included as Exhibit 10.13 to the Form 8-K filed December 6, 2010 and incorporated herein by reference).

10.15	Asset Purchase Agreement between the Company and Intuitive Surgical Operations, Inc., dated July 27, 2011 (included as Exhibit 10.1 to the Form 8-K filed August 3, 2011 and incorporated herein by reference).

10.16	Amendment to Pledge and Security Agreement by and among the Company and each investor named therein, dated July 27, 2011 (included as Exhibit 10.2 to the Form 8-K filed August 3, 2011 and incorporated herein by reference).

10.17	Demand Note in the amount of $10,000, dated July 13, 2011, issued by the Company to Dr. Joseph N. Forkey (included as Exhibit 10.22 to the Form 10-K filed September 28, 2011, and incorporated herein by reference.)

10.18	Precision Optics Corporation, Inc. 2011 Equity Incentive Plan, dated October 13, 2011 (included as Exhibit 10.2 to Form S-8 filed October 14, 2011, and incorporated herein by reference.)

10.19	Precision Optics Corporation, Inc. 2011 Deferred Compensation Plan, dated October 13, 2011 (included as Exhibit 10.3 to Form S-8 filed October 14, 2011, and incorporated herein by reference.)

10.20	Side Letter Agreement to the Compensation Agreement with Richard E. Forkey, dated October 14, 2011 (included as Exhibit 10.4 to the Form 8-K filed October 19, 2011 and incorporated herein by reference).

10.21	Side Letter Agreement to the Compensation Agreement with Joseph N. Forkey, dated October 14, 2011 (included as Exhibit 10.5 to the Form 8-K filed October 19, 2011 and incorporated herein by reference).

10.22	Side Letter Agreement to the Compensation Agreement with Joel N. Pitlor, dated October 14, 2011 (included as Exhibit 10.6 to the Form 8-K filed October 19, 2011 and incorporated herein by reference).

10.23	Endorsement to 10% Senior Secured Convertible Note by the Company, dated October 31, 2011, and accepted by Special Situations Private Equity Fund, L.P. (included as Exhibit 10.2 to the Form 8-K filed November 3, 2011 and incorporated herein by reference).

10.24	Endorsement to 10% Senior Secured Convertible Note by the Company, dated October 31, 2011, and accepted by Special Situations Fund III QP, L.P. (included as Exhibit 10.3 to the Form 8-K filed November 3, 2011 and incorporated herein by reference).

10.25	Endorsement to 10% Senior Secured Convertible Note by the Company, dated July 31, 2012, and accepted by Arnold Schumsky (included as Exhibit 10.27 to the Form 10-K filed October 15, 2012, and incorporated herein by reference.)

10.26	Endorsement to 10% Senior Secured Convertible Note by the Company, dated August 31, 2012, and accepted by Arnold Schumsky (included as Exhibit 10.28 to the Form 10-K filed October 15, 2012, and incorporated herein by reference.)

10.27	Notice of Repayment of 10% Senior Secured Convertible Note in Full by the Company, dated September 28, 2012, and accepted by Arnold Schumsky (included as Exhibit 10.29 to the Form 10-K filed October 15, 2012, and incorporated herein by reference.)

10.28	Purchase Agreement by and among the Company and each investor named therein, dated September 28, 2012 (included as Exhibit 10.1 to the Form 8-K filed October 2, 2012 and incorporated herein by reference).

10.29	Settlement Agreement by and among the Company, Special Situations Fund III QP, L.P. and Special Situations Private Equity Fund, L.P., dated February 12, 2013 (included as Exhibit 10.1 to the Form 8-K filed February 13, 2013 and incorporated herein by reference).

10.30	Settlement Agreement by and between the Company and Joel Pitlor, dated February 12, 2013 (included as Exhibit 10.2 to the Form 8-K filed February 13, 2013 and incorporated herein by reference).

10.31	Settlement Agreement by and between the Company and Arnold Schumsky, dated February 12, 2013 (included as Exhibit 10.3 to the Form 8-K filed February 13, 2013 and incorporated herein by reference).

10.32	Form of Purchase Agreement by and among the Company and investor (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 7, 2014 and incorporated herein by reference).

10.33	Form of Registration Rights Agreement by and among the Company and investor (included as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed July 7, 2014 and incorporated herein by reference).

10.34	Precision Optics Corporation, Inc. Amended 2011 Equity Incentive Plan, dated October 14, 2011, as amended on April 16, 2015 (included as Exhibit 10.1 to the Company’s Registration Statement on Form S-8 filed April 20, 2015, and incorporated herein by reference).

10.35	Form of Purchase Agreement by and among the Company and investor (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 23, 2015 and incorporated herein by reference).

10.36	Form of Registration Rights Agreement by and among the Company and investors (included as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 23, 2015 and incorporated herein by reference).

10.37	Consulting Agreement with Donald A. Major dated June 15, 2016 (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 23, 2016, and incorporated herein by reference).

10.38	Form of Purchase Agreement, by and among Precision Optics Corporation, Inc. and several Investors, dated November 22, 2016 (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 29, 2016, and incorporated herein by reference).

10.39	Form of Registration Rights Agreement, by and among Precision Optics Corporation, Inc. and several Investors, dated November 22, 2016(included as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 29, 2016, and incorporated herein by reference).

14.1	Precision Optics Corporation, Inc. Corporate Code of Ethics and Conduct (included as Exhibit 14.1 to the Form 10-K filed September 28, 2008 and incorporated herein by reference).

31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase.
101.LAB*	XBRL Taxonomy Extension Label Linkbase.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase.
*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRECISION OPTICS CORPORATION, INC.

Date: February 14, 2017	By:	/s/ Joseph N. Forkey
Joseph N. Forkey
Chief Executive Officer (Principal Executive Officer)

Date: February 14, 2017	By:	/s/ Donald A. Major
Donald A. Major
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

