Form 10-Q
period 2017-03-31
PRECISION OPTICS CORPORATION, INC.
filed 2017-05-15
CIK 867840

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of the issuer’s common stock, par value $0.01 per share, at May 12, 2017 was 8,872,916 shares.

PRECISION OPTICS CORPORATION, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31, 2017	June 30, 2016
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$158,589	$50,059
Accounts Receivable, net	533,922	750,380
Inventories, net	1,123,222	1,133,451
Prepaid Expenses	102,354	88,129
Total Current Assets	1,918,087	2,022,019
PROPERTY AND EQUIPMENT
Machinery and Equipment	2,507,190	2,479,471
Leasehold Improvements	553,596	553,596
Furniture and Fixtures	148,303	148,303
Vehicles	–	19,674
	3,209,089	3,201,044

Less: Accumulated Depreciation and Amortization	(3,128,084)	(3,122,849)
Net Fixed Assets	81,005	78,195

Patents, net	28,722	22,874

TOTAL ASSETS	$2,027,814	$2,123,088

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Current Portion of Capital Lease Obligation	$8,254	$7,857
Accounts Payable	924,413	1,151,561
Customer Advances	69,421	–
Accrued Employee Compensation	155,700	238,381
Accrued Professional Services	42,000	65,550
Accrued Warranty Expense	25,000	25,000
Other Accrued Liabilities	28,200	15,612
Total Current Liabilities	1,252,988	1,503,961

Capital Lease Obligation, net of current portion	25,714	31,955

STOCKHOLDERS’ EQUITY
Common Stock, $0.01 par value - Authorized - 50,000,000 shares; Issued and Outstanding – 8,872,916 shares at March 31, 2017 and 7,539,582 shares at June 30, 2016	88,729	75,396
Additional Paid-in Capital	45,093,514	44,176,051
Accumulated Deficit	(44,433,131)	(43,664,275)
Total Stockholders’ Equity	749,112	587,172

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,027,814	$2,123,088

The accompanying notes are an integral part of these consolidated interim financial statements.

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED

MARCH 31, 2017 AND 2016

(UNAUDITED)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2017	2016	2017	2016
Revenues	$983,186	$1,140,825	$2,434,324	$2,954,024

Cost of Goods Sold	705,062	867,292	1,840,742	2,331,131
Gross Profit	278,124	273,533	593,582	622,893

Research and Development Expenses, net	122,313	118,285	358,520	377,199

Selling, General and Administrative Expenses	318,581	407,406	1,003,590	1,179,520

Gain on Sale of Assets	–	(8,480)	(1,515)	(26,948)
Total Operating Expenses	440,894	517,211	1,360,595	1,529,771

Operating Loss	(162,770)	(243,678)	(767,013)	(906,878)

Interest Expense	(583)	(469)	(1,843)	(469)
Other Income	–	22,050	–	22,050

Net Loss	$(163,353)	$(222,097)	$(768,856)	$(885,297)

Loss Per Share:
Basic	$(0.02)	$(0.03)	$(0.09)	$(0.13)
Diluted	$(0.02)	$(0.03)	$(0.09)	$(0.13)

Weighted Average Common Shares Outstanding:
Basic	8,872,916	7,484,197	8,167,320	7,033,090
Diluted	8,872,916	7,484,197	8,167,320	7,033,090

The accompanying notes are an integral part of these consolidated interim financial statements.

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED

MARCH 31, 2017 AND 2016

(UNAUDITED)

	Nine Months Ended March 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(768,856)	$(885,297)
Adjustments to Reconcile Net Loss to Net Cash Used In Operating Activities -
Depreciation and Amortization	24,909	18,352
Gain on Sale of Assets	(1,515)	(26,948)
Stock-based Compensation Expense	154,743	194,133
Non-cash Consulting Expense	13,500	55,050
Non-cash Gain on Settlement of Liabilities by Issuing Common Stock	–	(22,050)
Changes in Operating Assets and Liabilities -
Accounts Receivable, net	216,458	(19,934)
Inventories, net	10,229	19,954
Prepaid Expenses	(14,225)	(35,012)
Accounts Payable	(229,445)	113,272
Customer Advances	69,421	(95,790)
Accrued Liabilities	(107,143)	(65,943)
Net Cash Used In Operating Activities	(631,924)	(750,213)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additional Patent Costs	(5,848)	(4,230)
Purchases of Property and Equipment	(27,719)	(4,554)
Proceeds from Sale of Assets	1,515	26,948
Net Cash Provided By (Used In) Investing Activities	(32,052)	18,164

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of Capital Lease Obligation	(5,844)	(2,094)
Gross Proceeds from Private Placement of Common Stock	780,000	700,000
Private Placement Expenses Paid as of March 31	(1,650)	(34,639)
Net Cash Provided by Financing Activities	772,506	663,267

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	108,530	(68,782)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	50,059	241,051

CASH AND CASH EQUIVALENTS, END OF PERIOD	$158,589	$172,269

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash Paid for Income Taxes	$912	$912

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING AND INVESTING ACTIVITIES:
Issuance of Common Stock to Consultants	$–	$48,300
Acquisition of Manufacturing Equipment Under Capital Lease	$–	$43,790
Offering Costs Included in Accounts Payable	$22,296	$–

The accompanying notes are an integral part of these consolidated interim financial statements.

PRECISION OPTICS CORPORATION, INC.

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Operations

The accompanying consolidated financial statements include the accounts of Precision Optics Corporation, Inc. and its wholly-owned subsidiaries (the “Company”). All significant intercompany accounts and transactions have been eliminated in consolidation.

These consolidated financial statements have been prepared by the Company, without audit, and reflect normal recurring adjustments which, in the opinion of management, are necessary for a fair statement of the results of the third quarter and nine months of the Company’s fiscal year 2017. These consolidated financial statements do not include all disclosures associated with annual consolidated financial statements and, accordingly, should be read in conjunction with footnotes contained in the Company’s consolidated financial statements for the year ended June 30, 2016, together with the Report of Independent Registered Public Accounting Firm filed under cover of the Company’s 2016 Annual Report on Form 10-K, filed with the Securities and Exchange Commission on September 28, 2016.

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

Income (Loss) Per Share

Basic income (loss) per share is computed by dividing net income or net loss by the weighted average number of shares of common stock outstanding during the period. Diluted income (loss) per share is computed by dividing net income or net loss by the weighted average number of shares of common stock outstanding during the period, plus the number of potentially dilutive securities outstanding during the period such as stock options and warrants. For the three and nine months ended March 31, 2017 and 2016, the effect of such securities was antidilutive and not included in the diluted calculation because of the net loss generated in these periods.

The following is the calculation of loss per share for the three and nine months ended March 31, 2017 and 2016:

	Three Months Ended March 31		Nine Months Ended March 31
	2017	2016	2017	2016
Net Income (Loss) – Basic and Diluted	$(163,353)	$(222,097)	$(768,856)	$(885,297)

Basic Weighted Average Shares Outstanding	8,872,916	7,484,197	8,167,320	7,033,090
Potentially Dilutive Securities	–	–	–	–
Diluted Weighted Average Shares Outstanding	8,872,916	7,484,197	8,167,320	7,033,090

Loss Per Share
Basic	$(0.02)	$(0.03)	$(0.09)	$(0.13)
Diluted	$(0.02)	$(0.03)	$(0.09)	$(0.13)

The number of shares issuable upon the exercise of outstanding stock options and warrants that were excluded from the computation as their effect was antidilutive was approximately 5,152,547 and 4,168,000 for the three months ended March 31, 2017 and 2016, respectively, and approximately 5,152,547 and 4,168,000 for the nine months ended March 31, 2017 and 2016, respectively.

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

2.	INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out) or market and consisted of the following:

	March 31, 2017	June 30, 2016
Raw Materials	$592,210	$520,490
Work-In-Progress	323,875	383,889
Finished Goods	207,137	229,072
Total Inventories	$1,123,222	$1,133,451

3.	CAPITAL LEASE OBLIGATION

The Company entered into a five-year capital lease obligation in January 2016 for the acquisition of manufacturing equipment totaling $51,252. At March 31, 2017, future minimum lease payments under the capital lease obligation are as follows:

Fiscal Year Ending June 30:	Amount
2017	$2,563
2018	10,250
2019	10,250
2020	10,250
2021	5,126
Total minimum payments	38,439
Less: amount representing interest	4,471
Present value of minimum lease payments	33,968
Less: current portion	8,254
$25,714

4.	STOCK-BASED COMPENSATION

Stock-based compensation costs recognized during the quarters ended March 31, 2017 and 2016 amounted to $44,310 and $51,705 respectively, and the costs were included in the accompanying consolidated statements of operations in: selling, general and administrative expenses (2017 - $28,949; 2016 $33,721), research and development expenses (2017 - $6,692, 2016 - $9,316) and cost of goods sold (2017 - $8,669; 2016 - $8,668). Stock-based compensation costs recognized during the nine month periods ended March 31, 2017 and 2016 amounted to $154,743 and $194,133, respectively, and were included in the accompanying consolidated statements of operations in: selling, general and administrative expenses (2017 - $106,035; 2016 - $94,099), research and development expenses (2017 - $22,701, 2016 - $48,023) and cost of goods sold (2017 - $26,007, 2016 - $52,011). No compensation has been capitalized because such amounts would have been immaterial.

The following tables summarize stock option activity for the nine months ended March 31, 2017:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Life
Outstanding at June 30, 2016	1,136,000	$0.79	7.74 years
Cancellations	(4,600)	$2.65
Outstanding at March 31, 2017	1,131,400	$0.78	7.25 years

Information related to the stock options outstanding as of March 31, 2017 is as follows:

Range of Exercise Prices	Number of Shares	Weighted- Average Remaining Contractual Life (years)	Weighted- Average Exercise Price	Exercisable Number of Shares	Exercisable Weighted- Average Exercise Price
$0.27	40,000	4.29	$0.27	40,000	$0.27
$0.48	60,000	9.00	$0.48	40,000	$0.48
$0.50	80,000	9.23	$0.50	35,000	$0.50
$0.50	20,000	4.22	$0.50	20,000	$0.50
$0.55	37,000	4.87	$0.55	37,000	$0.55
$0.73	600,000	8.13	$0.73	400,000	$0.73
$0.85	9,000	5.76	$0.85	9,000	$0.85
$0.90	9,000	6.76	$0.90	9,000	$0.90
$0.95	65,000	7.28	$0.95	65,000	$0.95
$1.20	207,800	4.92	$1.20	207,800	$1.20
$1.25	1,200	1.65	$1.25	1,200	$1.25
$1.35	1,200	2.65	$1.35	1,200	$1.35
$7.75	1,200	0.66	$7.75	1,200	$7.75
$0.27–$7.75	1,131,400	7.25	$0.78	866,400	$0.82

The aggregate intrinsic value of the Company’s “in-the-money” outstanding and exercisable options as of March 31, 2017 was $5,500.

5.	SALE OF STOCK

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

The warrants issued in this offering will vest on October 2, 2017 and expire on October 16, 2017. The warrant exercise price is variable and depends on the Company’s achievement of certain performance criteria (both defined below). The warrant exercise price was agreed to be $0.40 per share if the Company achieved both of the revenue and income performance criteria, the exercise price will be $0.20 per share if the Company achieves one of the performance criteria, and the exercise price will be $0.01 if the Company does not achieve either of the performance criteria.

Pursuant to the revenue criterion, the Company must achieve at least $1.85 million of revenue in any one quarter during the fiscal year ending June 30, 2017. Pursuant to the income criterion, the Company must have achieved positive net income in any two quarters during the fiscal year ending June 30, 2017. Both criteria will be determined under U.S. Generally Accepted Accounting Principles and by the Company’s audited consolidated annual financial statements and the Company’s quarterly financial statements.

In conjunction with the offering, the Company also entered into a registration rights agreement with the investors, whereby the Company was obligated to file a registration statement with the Securities Exchange Commission on or before 90 calendar days after November 22, 2016 to register the resale by the investors of the 1,333,334 shares and warrant shares purchased in the offering. The registration statement was filed with the Securities and Exchange Commission on February 3, 2017 and became effective on February 24, 2017.

In conjunction with the offering, certain anti-dilution provisions of the warrants issued in conjunction with our June 25, 2008 and September 28, 2012 financing transactions were triggered. For purposes of this calculation, all warrants issued in this offering are assumed to be exercised at an exercise price of $0.20, because as of March 31, 2017 the Company did not meet the income criteria (defined above). As a result, the number of existing June 25, 2008 warrants increased from 568,776 to 577,366 and the related exercise price of the warrants decreased from $0.89 to $0.88 per share. The June 25, 2008 warrants expired on May 11, 2017. Also, as a result of the offering, the number of existing September 28, 2012 warrants increased from 2,503,237 to 2,532,629 and 240,144 to 244,485, respectively, and the related exercise price decreased from $0.97 to $0.96 and from $0.77 to $0.76, respectively.

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

During the nine months ended March 31, 2017 and 2016, the Company sold equipment that was previously written off for proceeds totaling $1,515 and $26,948, respectively, and recorded gains of $1,515 and $26,948, respectively, which are included within operating expenses in the accompanying consolidated statements of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and notes to those statements included elsewhere in this Quarterly Report on Form 10-Q for the quarter and nine months ended March 31, 2017 and with our audited consolidated financial statements for the year ended June 30, 2016 included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on September 28, 2016.

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

Results of Operations

Our total revenues for the quarter ended March 31, 2017, the third quarter of our fiscal year 2017, were $983,186, as compared to $1,140,825 for the same period in the prior year, a decrease of $157,639, or 13.8%. Revenues decreased during the quarter ended March 31, 2017 in the engineering services category by 11% and slightly decreased in the production category by 3%. The engineering revenue decrease was primarily due to the transition to production of one project and completion of initial phases of two other customer projects, one of which we have already received new orders for and the other which is expected to continue in the future. Offsetting these declines were revenues from thirteen additional engineering projects worked on during the quarter ended March 31, 2017, virtually all relating to CMOS and other Microprecision™ technology applications. The 3% decline in production revenues resulted primarily from the loss of a subassembly customer project utilizing Microprecision™ technology, and cyclical declines in two traditional products. These declines were offset by increased production revenues from various product categories during the quarter ended March 31, 2017, including traditional products, optical components and assemblies.

Our total revenues for the nine months ended March 31, 2017 were $2,434,324, as compared to $2,954,024 for the same period in the prior year, a decrease of $519,700, or 17.6%. Revenues decreased during the nine months ended March 31, 2017 in the engineering services category by 3% and in the production category by 14%. Production revenues decreased due to the loss of a customer’s Microprecision™ technology product and cyclical declines in traditional laryngoscopes, partially offset by an increase in the advanced surgical visualization product. Engineering revenues for the nine months ended March 31, 2017 declined primarily due to the transition to production of one project and completion of initial phases of two other customer projects. However, offsetting these engineering revenue declines in the nine months ended March 31, 2017 were revenues from twenty five additional projects during the period. Engineering projects worked on by us during the nine months ended March 31, 2017 increased by 71% to a total of thirty-six, compared to the number of projects in the same period of the prior year, demonstrating the expansion of our sales pipeline and deepening demand for CMOS and other Microprecision™ capabilities offered by us.

Gross profit for the quarter ended March 31, 2017 was $278,124, as compared to $273,533 for the same period in the prior year, reflecting an increase of $4,591. Gross profit for the quarter ended March 31, 2017 as a percentage of our revenues was 28.3%, an increase from the gross profit percentage of 24.0% for the same period in the prior year. Gross profit for the nine months ended March 31, 2017 was $593,582, as compared to $622,893 for the same period in the prior year, reflecting a decrease of $29,311. Gross profit for the nine months ended March 31, 2017 as a percentage of our revenues was 24.4%, an increase from the gross profit percentage of 21.1% for the same period in the prior year. The increase in our gross profit percentage in the most recent quarter and nine months was due primarily to increased margins realized from production of various traditional and Microprecision™ devices, components and sub-assemblies during the quarter and nine months ended March 31, 2017, plus the reduction in fixed production costs realized from the shut-down of our thin film coating department in early fiscal 2017. Comparative margins also improved in fiscal 2017 due to the elimination of manufacturing inefficiencies and reduced margins in fiscal 2016 from the subassembly product referenced above that is no longer produced by us. Further, our quarterly gross profit and gross profit percentage depend on a number of factors, including overall sales volume, the mix of products sold, and the costs of engineering services and initial production in connection with new products. We believe our margins will increase further as periodic sales revenue and facility utilization increase.

Research and development expenses were $122,313 for the quarter ended March 31, 2017, compared to $118,285 for the same period in the prior year, an increase of $4,028, or 3.4%. The increase in the quarter ended March 31, 2017 compared to the same period in the prior year was primarily due to the decrease in our engineering services revenue, partially offset by a reduction in engineering headcount and related wages during the quarter. As a result of decreases in engineering revenue, a smaller portion of our fixed engineering cost is included in cost of goods sold and remains in research and development expenses. Research and development expenses were $358,520 for the nine months ended March 31, 2017, compared to $377,199 for the same period in the prior year, a decrease of $18,679, or 5.0%. The decrease in the nine month period ended March 31, 2017, compared to the same period in the prior year, was primarily due to the decrease in engineering headcount and related wages during the period as engineering revenues were substantially equivalent between the nine months ended March 31, 2017 and 2016.

Selling, general and administrative expenses were $318,581 for the quarter ended March 31, 2017, compared to $407,406 for the same period in the prior year, a decrease of $88,825, or 21.8%. Selling, general and administrative expenses were $1,003,590 for the nine months ended March 31, 2017, compared to $1,179,520 for the same period in the prior year, a decrease of $175,930, or 14.9%. The decrease in the quarter and nine month period ended March 31, 2017, compared to the same periods in the prior year, was primarily due to reduced legal, consulting, travel, advertising and trade show expenses, plus reduced wages resulting from the retirement of a sales person during the quarter ended March 31, 2017.

No income tax provision was recorded in the first, second or third quarters of fiscal year 2017 or 2016 because of the losses generated in those periods.

Liquidity and Capital Resources

We have sustained recurring net losses for several years. During the quarter and nine month period ended March 31, 2017, we incurred net losses of $163,353 and $768,856, respectively, and used cash in operating activities of $631,924 during the nine month period ended March 31, 2017. As of March 31, 2017, cash and cash equivalents were $158,589, accounts receivable were $533,922, and current liabilities were $1,252,988. We also incurred net losses of $222,097 and $885,297 during the quarter and nine month period ended March 31, 2016, and during the nine month period ended March 31, 2016, we used cash in operating activities of $750,213. During the fiscal year ended June 30, 2016, we incurred a net loss from operations of $1,055,434 and used cash in operating activities of $876,298. As of June 30, 2016, cash and cash equivalents were $50,059, accounts receivable were $750,380, and current liabilities were $1,503,961.

We have traditionally funded working capital needs through product sales, management of working capital components of our business, and by cash received from public and private offerings of our common stock, warrants to purchase shares of our common stock or convertible notes. We have incurred quarter to quarter operating losses during our efforts to develop current products including Microprecision™ optical elements, micro medical camera assemblies and 3D endoscopes. Our management believes that the opportunities represented by these products have the potential to generate sales increases to achieve breakeven and profitable results. However, our current financial condition may raise doubt regarding our ability to continue as a going concern, as referenced by the Report of our Independent Registered Public Accounting Firm on our financial statements for the year ended June 30, 2016, included in our Annual Report on Form 10-K.

We recognize that the working capital described above and our cash and accounts receivable as of May 9, 2017 of approximately $180,000 and $268,000, respectively, is low considering the level of cash currently being used in operations. Our accounts receivable and cash balances are subject to significant fluctuations based on the timing and amount of customer billings and accounts receivable collections as well as the terms of vendor payment obligations. If we are unable to increase quarterly sales revenues to near cash breakeven in the next three to six months, we may be required to obtain cash for operations from non-working capital sources, which may not be available, in which case we would have to significantly decrease or cease operations.

We are currently evaluating several options to manage cash flow and raise capital, if necessary, including issuing debt, equity or entering into a strategic alliance. The sale of additional equity or convertible debt securities would result in additional dilution to our current stockholders, and debt financing, if available, may involve restrictive covenants that could restrict our operations or finances. Financing may not be available in amounts or on terms acceptable to us, if at all. If we are unable to secure additional capital, we may be required to curtail our research and development initiatives and take additional measures to reduce costs in order to conserve our cash in amounts sufficient to sustain operations and meet our obligations. If we cannot raise funds on acceptable terms or achieve positive cash flow, we may not be able to continue to develop new products, grow market share, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements, any of which could negatively impact our business, operating results and financial condition, or impact our ability to continue to conduct operations as a going concern.

On November 22, 2016, we closed agreements with institutional and accredited investors for the sale and purchase of 1,333,334 shares of our common stock at a purchase price of $0.60 per share (see Note 5. Sale of Stock). We received $780,000 in gross cash proceeds from the offering. We are using the net proceeds from this placement for general working capital purposes.

Capital equipment expenditures during the nine months ended March 31, 2017 and 2016 were $27,719 and $4,554, respectively. Future capital equipment expenditures will be dependent upon future sales and success of on-going research and development efforts.

We have contractual cash commitments related to open purchase orders as of March 31, 2017 of approximately $153,000, including a $33,968 commitment remaining under a five-year capital lease obligation for the acquisition of equipment (see Note 3. Capital Lease Obligation). We have no other contractual cash commitments since leased facilities are currently on a month-to-month basis.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Item 4. Controls and Procedures.

Management’s Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and our Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures, including internal control over financial reporting, were not effective, as of March 31, 2017, to ensure the information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended (i) is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are intended to be designed to provide reasonable assurance that such information is accumulated and communicated to our management. Based on this evaluation, our management concluded that our internal control over financial reporting was not effective as of March 31, 2017.

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

To address and remediate the material weakness in internal control over financial reporting described above, beginning in the quarter ended September 30, 2009 and continuing through the quarter ended March 31, 2017, we implemented processes to improve our inventory controls and documentation surrounding inventory valuation for overhead rates, and performed procedures to ensure that the pricing of inventory items was consistent with the supporting documentation. We believe that the step outlined above strengthens our internal control over financial reporting and mitigates the material weakness described above.

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

Item 1A. Risk Factors.

Other than as described below, there have been no material changes from the risk factors previously disclosed in our annual report on Form 10-K for the fiscal year ended June 30, 2016, as filed with the Securities and Exchange Commission on September 28, 2016.

As of March 31, 2017, we may not have sufficient cash to continue operations for the next three to six months.

For the quarter ended March 31, 2017, our cash and cash equivalents decreased by $357,989, and our operating loss for the quarter was $167,770.  As of March 31, 2017, we had $158,589 in cash and cash equivalents and $533,589 in accounts receivable. As of May 9, 2017 we had approximately $180,000 of cash and cash equivalents and approximately $268,000 of accounts receivable. If quarterly sales revenues do not increase to near cash breakeven in the next three to six months, we may be required to obtain cash for operations from non-working capital sources, which may not be available, in which case we would have to significantly decrease or cease operations. We are currently evaluating several options to manage cash flow and raise capital if necessary, including issuing debt, equity or entering into a strategic alliance. The sale of additional equity or convertible debt securities would result in additional dilution to our stockholders, and debt financing, if available, may involve restrictive covenants that could restrict our operations or finances. Financing, if necessary, may not be available in amounts or on terms acceptable to us, if at all. If we cannot raise funds on acceptable terms or achieve positive cash flow, we may not be able to continue to conduct operations, develop new products, grow market share, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements, any of which would negatively impact our business, operating results and financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

We did not issue unregistered securities during the quarter ended March 31, 2017.

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

PRECISION OPTICS CORPORATION, INC.

Date: May 15, 2017	By:	/s/ Joseph N. Forkey
Joseph N. Forkey
Chief Executive Officer (Principal Executive Officer)

Date: May 15, 2017	By:	/s/ Donald A. Major
Donald A. Major
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

