Form 10-K
period 2017-06-30
PRECISION OPTICS CORPORATION, INC.
filed 2017-09-28
CIK 867840

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒  Yes  ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☒  Yes  ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant on December 31, 2016 was approximately $2,196,421 based on a total of 3,722,748 shares of the registrant’s common stock held by non-affiliates on December 31, 2016, at the closing price of $0.59 per share as reported on the OTCQB market on December 30, 2016.

The number of shares of outstanding common stock of the registrant as of September 15, 2017 was 9,428,472.

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

ITEM 1.  BUSINESS.

Overview

We have been developing and manufacturing advanced optical instruments since 1982. Today, the vast majority of our business is the design and manufacture of high-quality medical devices and approximately 3% of our business is the design and manufacture of military and industrial products. Our medical instrumentation line includes traditional endoscopes and endocouplers as well as other custom imaging and illumination products for use in minimally invasive surgical procedures. Much of our recent development efforts have been targeted at the development of next generation endoscopes. Over last ten years, we have funded internal research and development programs to develop next generation capabilities for designing and manufacturing 3D endoscopes and very small Microprecision™ lenses, anticipating future requirements as the surgical community continues to demand smaller and more enhanced imaging systems for minimally invasive surgery. Our unique proprietary technology in these areas, combined with recent developments in the areas of 3D displays and millimeter sized CMOS image sensors, has allowed us to begin commercialization of these technologies. Thus, a portion of our revenues are now derived from engineering and design services we performed for our customers to incorporate our technologies and capabilities into their medical device products. We believe that new products based on these technologies provide enhanced imaging for existing surgical procedures and can enable development of many new medical device products and related medical procedures.

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

In June 2015, we announced a partnership with OmniVision Technologies, Inc., and Fujikura, Ltd., in which we jointly developed a CMOS based camera module with a diameter of 1.6 mm and 400 x 400 pixel resolution, representing superior image quality for camera modules of its size. In June 2017 OmniVision Technologies, Inc. announced our collaboration with them in the development of an even smaller, high-quality optical solution based on a newly developed OmniVision image sensor integrated with our Microprecsion™ lenses. This solution enables even smaller diameter endoscopes for use in medical procedures.

We are currently engaged in development projects with numerous customers to design and produce even smaller CMOS based camera modules together with customized illumination using various technologies to match the needs of the medical device endoscopes. We are also currently designing disposable versions of our camera modules and assemblies designed for single-use and reduced risk of contamination from repeated use. We believe these on-going improvements are significant to the continued evolution and acceptance of our Microprecision™ technology platform.

We have been engaged by various customers for an increasing amount of development work relating to the design of endoscopes and camera assemblies that utilize our Microprecision™ technology. We have a limited amount of production orders for these designed products, but we believe such orders will increase in the future as a result of this development work.

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

Market Opportunities

Microprecision™ Lenses and Micro Medical Cameras: While other approaches exist for the manufacture of camera lenses, we design custom camera module assemblies with the combined objectives of low cost, small size, range of optical specifications and high image quality desired by our customer’s device specifications. By enabling the production of millimeter sized and smaller cameras with low manufacturing costs, we believe our Microprecision™ technology opens the possibility to replace existing re-sterilizable endoscopes with a single-use alternative. Also, the small size of our Microprecision™ lenses and micro medical cameras combined with our proprietary illumination techniques can provide visualization for existing procedures that are currently performed blind or with sub-optimal imaging, and we believe can facilitate the development of new surgical procedures that are currently impractical without sub-millimeter visualization instrumentation.

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

Sales and Marketing

We market our engineering design and manufacturing services relating to 3D endoscopes, Microprecision™ optical components and micro medical cameras by leveraging our existing relationships with major medical device companies – many of whom are current customers. We intend to make our existing and future technologies available to our customers for use in their current and newly developed minimally invasive surgical products and to eventually develop and market our own proprietary products, which incorporate these new technologies. In addition to direct sales channels through our existing customer relationships and referrals, we also develop new sales opportunities through our website, email mailings and attendance at market specific tradeshows.

International Business

We have had negligible direct export sales to date. However, our medical products have received the CE mark certification, which permits sales into the European Economic Area and which benefits our customers as they market their products manufactured by us or containing our sub-assemblies into markets outside the United States. In the future, we may establish or use additional production facilities overseas to produce key components for our business, such as lenses. Since the 1990s, we have maintained a presence in Asia to support business and quality control activities throughout the region as needed. We believe that the cost savings from such overseas production may be essential to our ability to compete on a price basis in the medical products area particularly and to our profitability generally.

Research and Development

We believe that our future success depends, to a large degree, on our ability to continue to conceive and develop new optical products and technologies to enhance the performance characteristics and methods of manufacture of existing and new products. Research and development expenses are incurred on our own proprietary products and technology, such as Microprecision™ optics, micro medical cameras and 3D endoscopes, as well as on certain custom projects on behalf of our customers. Accordingly, we expect to continue to seek to obtain product-related design and development contracts with customers and to invest our own funds in research and development. For the years ended June 30, 2017 and 2016, research and development expenses were $464,162 and $478,267, respectively.

Raw Materials and Principal Suppliers

A key raw material component for our products is precision grade optical glass, which we obtain from a few suppliers, principally SCHOTT North America, Inc. and Ohara Corporation.

We obtain CMOS sensors used in our development of endoscope products for our customers from various suppliers including OmniVision Technologies, Inc., and AWAIBA Lda. We believe that while the number of sources of supply is limited for the CMOS sensors with the specifications used in medical device endoscopes we develop, the manufacturing capacities of those suppliers is adequate to meet our demand in the next twelve months. Likewise, a limited number of suppliers provide CMOS electronic cabling services for the smallest sensors, such as FujiKura, Ltd. and NET USA, Inc., and High Speed Interconnects. However, we believe our demand for these services is relatively small compared to these companies’ and others’ capacities for CMOS sensor electronic cabling services.

Patents and Trademarks

We rely, in part, upon patents, trade secrets and proprietary knowledge as well as personnel policies and employee confidentiality agreements concerning inventions and other creative efforts to develop and maintain our competitive position. We plan to file for patents, copyrights and trademarks in the United States and in other appropriate countries to protect our intellectual property rights to the greatest extent practicable. We currently hold rights to various United States patents, and have patent applications pending, including applications for our new generation of micro medical cameras and 3D endoscopes. Our current patent portfolio includes patents, rights to patents and patent applications that cover various aspects of our technology in the following areas:

—	Medical devices:
—	3-D endoscopes:
—	Microprecision™ lenses and micro medical cameras:
—	Military products:

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

Employees

As of June 30, 2017, we had 27 employees, 23 of which were full-time employees. There were 17 employees in manufacturing, 6 in engineering/research and development and 4 in finance and administration. We are not a party to any collective bargaining agreements. We believe our relations with our employees are very good.

Customers

Revenues from our largest customers, as a percentage of total revenues, for fiscal years 2017 and 2016 were as follows:

	2017	2016
Customer A	11	4
Customer B	10	7
Customer C	10	16
Customer D	–	12
All Others	69	61
	100%	100%

No other customer accounted for more than 10% of our revenues in fiscal years 2017 and 2016. At June 30, 2017, our five largest customer account receivable balances were 16%, 15%, 12%, 12% and 11%, respectively, of total accounts receivable. At June 30, 2016, our three largest account receivable balances were 19%, 13%, and 10% of the total accounts receivable. No other accounts accounted for more than 10% of accounts receivable at June 30, 2017 or 2016.

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

Government Regulations

Domestic Regulation. We currently develop, manufacture and sell several medical products, the marketing of which is subject to governmental regulation in the United States. Medical devices are regulated in the United States by the Food and Drug Administration, or FDA, and, in some cases, by certain state agencies. The FDA regulates the research, testing, manufacture, safety, effectiveness, labeling, promotion and distribution of medical devices in the United States. Generally, medical devices require clearance or approval prior to commercial distribution. Additionally, certain material changes to, and changes in, intended uses of, medical devices are also subject to FDA review and clearance or approval. Non-compliance with applicable requirements can result in failure of the FDA to grant pre-market clearance or approval, withdrawal or suspension of approval, suspension of production, or the imposition of various other penalties.

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

As of June 30, 2017 and September 15, 2017, we may not have sufficient cash to continue operations, and if we do not obtain funding for our operations, we may cease to exist as a going concern.

For the year ended June 30, 2017, net cash used in operating activities amounted to $667,434, and our net loss for the year was $1,006,457. As of June 30, 2017, we had $118,405 in cash and cash equivalents. Although we raised $210,001 from the sale of 555,556 shares of our common stock on August 22, 2017, we still may not have sufficient cash to continue operations through the end of fiscal 2017 if we do not achieve cash flow break even or receive additional funding for operations. We may have to pursue several options to manage cash flow and raise capital including issuing debt, equity or entering into a strategic alliance. The sale of additional equity or convertible debt securities would result in additional dilution to our stockholders, and debt financing, if available, may involve restrictive covenants that could restrict our operations or finances. Financing may not be available in amounts or on terms acceptable to us, if at all. If we cannot raise funds on acceptable terms or achieve positive cash flow, we may not be able to continue to conduct operations, develop new products, grow market share, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements, any of which would negatively impact our business, operating results and financial condition. If we are not successful in increasing our revenues, reducing our expenses or raising additional equity capital to generate sufficient cash flows to meet our obligations as they come due, we may not be able to continue as a going concern.

We have a history of losses, we expect to continue to incur losses and we may never achieve profitability; and our June 30, 2017 audited consolidated financial statements included disclosure that casts substantial doubt regarding our ability to continue as a going concern.

During the years ended June 30, 2017 and 2016, we incurred net losses of $1,006,457 and $1,034,765, respectively. Our accumulated deficit at June 30, 2017 amounted to $44,670,732. We had working capital of $479,604 and $518,058 as of June 30, 2017 and 2016, respectively. During the year ended June 30, 2017, net cash used in operating activities amounted to $667,434. Our independent auditors have included a “going concern” qualification in their audit report for the year ended June 30, 2017. We expect to continue incurring losses for the foreseeable future and may never achieve or sustain profitability. We must generate sufficient cash flow or raise additional capital to pursue our product development initiatives, penetrate markets for the sale of our products and continue as a going concern. We cannot provide any assurance that we will raise additional capital. We believe that we have access to capital resources through possible public or private equity offerings, debt financings, corporate collaborations or other means. We may not raise enough capital to meet our needs and we may have to raise additional capital in the future. If we are unable to secure additional capital, we may be required to curtail our research and development initiatives and take additional measures to reduce costs in order to conserve our cash in amounts sufficient to sustain operations and meet our obligations. These measures could cause significant delays in our efforts to further commercialize our products and complete development projects and manufacturing services for our customers, which are critical to the realization of our business plan and to our future operations. These matters raise substantial doubt about our ability to continue as a going concern or become profitable.

We rely on a small number of customers who may not consistently purchase our products in the future and if we lose any one of these customers, our revenues may decline.

In the fiscal year ended June 30, 2017, our three largest customers represented approximately 11%, 10% and 10%, respectively, of our total revenues. In the fiscal year ended June 30, 2016, our two largest customers represented approximately 16% and 12%, respectively, of our total revenues. No other customer accounted for more than 10% of our revenues during those periods. At June 30, 2016, our five largest customer account receivable balances were 16%, 15%, 12%, 12% and 11%, respectively, of total accounts receivable. At June 30, 2016, our three largest account receivable balances were 19%, 13%, and 10%, respectively, of the total accounts receivable.

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

At June 30, 2017, our five largest customer account receivable balances were 16%, 15%, 12%, 12% and 11%, respectively, of total accounts receivable. While we believe we have a varied customer base and have experienced strong collections in the past, we may experience changes in our customer base, including reductions in purchasing commitments, which could also have a material adverse effect on our revenues and liquidity. We have not purchased insurance on our accounts receivable balances.

We rely heavily upon the talents of our Chief Executive Officer, the loss of whom could damage our business.

Our performance depends, to a large extent, on a small number of key scientific, technical, managerial and marketing personnel. In particular, we believe our success is highly dependent upon the services and reputation of our Chief Executive Officer, Dr. Joseph N. Forkey. The loss of Dr. Forkey’s services could damage our business. Dr. Forkey provides highly valuable contributions to our capabilities in optical instrument development, in management of new technology and in potentially significant longer-term Company initiatives.

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

We primarily perform engineering and manufacturing services for our customers who could decide to use another vendor for these services in the future.

A significant portion of our revenues are derived from engineering and manufacturing services that we perform to design and fabricate medical device products or sub-assemblies of medical device products for our original equipment manufacturer, or OEM, customers who in turn sell the products to the end users. Our customers typically own the proprietary rights to and control commercial distribution of the final products. Therefore, in many of these cases we do not own the proprietary rights to the medical device products that we manufacture or that our sub-assemblies are made a part of. Our customers could decide to use other suppliers for these services based on cost, quality, delivery time, production capacities, competitive and regulatory considerations or other factors. Thus, revenues from our customers and the products and services we provide them are subject to significant fluctuation on a product to product basis from period to period.

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

From time to time, subcontractors may produce some of our products for us, and our business is subject to the risk that these subcontractors fail to make timely delivery. Our products and services are also used as components of the products and services of other manufacturers. We are therefore subject to the risk that manufacturers who integrate our products or services into their own products or services are unable to acquire essential supplies and services from third parties in a timely fashion. If this occurs, we may not be able to deliver our products on a timely basis and our revenues may decline.

Our customers may claim that the products we sold them were defective and if our insurance is not sufficient to cover such a claim, we would be liable for the excess.

Like any manufacturer, we are and always have been exposed to liability claims resulting from the use of our products. We maintain product liability insurance to cover us in the event of liability claims, and as of September 22, 2017, no such claims have been asserted or threatened against us. However, our insurance may not be sufficient to cover all possible future product liabilities.

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

Trading in our securities is subject to the SEC’s “penny stock” rule and we anticipate that trading in our securities will continue to be subject to the penny stock rules for the foreseeable future. The SEC has adopted regulations that generally define a penny stock to be any equity security that has a market price of less than $5.00 per share, subject to certain exceptions. These rules require that any broker-dealer who recommends our securities to persons other than prior customers and accredited investors must, prior to the sale, make a special written suitability determination for the purchaser and receive the purchaser’s written agreement to execute the transaction. Unless an exception is available, the regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the risks associated with trading in the penny stock market. In addition, broker-dealers must disclose commissions payable to both the broker-dealer and the registered representative and current quotations for the securities they offer. The additional burdens imposed upon broker-dealers by these requirements may discourage broker-dealers from recommending transactions in our securities, which could severely limit the liquidity of our securities and consequently adversely affect the market price for our securities.

We are contractually obligated to issue shares in the future, diluting your interest in us.

As of June 30, 2017, there were 1,078,400 shares of our common stock issuable upon exercise of stock options outstanding, at a weighted average exercise price of $0.80 per share. As of June 30, 2017, a total of 870,398 shares of our common stock are reserved for issuance under our 2011 Equity Incentive Plan. As of June 30, 2017, there are also warrants outstanding for the issuance of an aggregate of an additional 3,474,813 shares of our common stock, at a weighted average exercise price of $0.75 per share. Moreover, we expect to issue additional shares and options to purchase shares of our common stock to compensate employees, consultants and directors, and we may issue additional shares to raise capital. Any such issuances will have the effect of further diluting the interest of the holders of our securities.

Our stockholder will experience further dilution upon the exercise of outstanding warrants.

On November 22, 2016, we entered into securities purchase agreements with accredited investors for the sale and purchase of 1,333,334 units with each unit consisting of one share of our common stock, $0.01 par value and one warrant to purchase one-half of one share of our common stock, at a purchase price of $0.60 per unit. We received $800,000 in gross proceeds from the offering. We are using the net proceeds from this placement for general working capital purposes.

The warrants issued in this offering will vest on October 2, 2017 and expire on October 16, 2017. The initial warrant exercise price was variable between $0.40 per share and $0.01 per share, and depended on our achievement of certain performance criteria. Since we did not meet either performance criteria, the warrant exercise price is $0.01 per share. We expect that all of the warrants will be exercised which will dilute our stockholders.

ITEM 2.  PROPERTIES.

We conduct our domestic operations at three facilities in Gardner, Massachusetts. The main Gardner facility is leased from a corporation owned by Mr. Richard E. Forkey, who resigned from our board of directors on July 9, 2014. We are currently a tenant-at-will, paying rent of $9,000 per month. We rent two other smaller Gardner facilities on a month-to-month basis.

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

	High	Low
For the Fiscal Year Ended June 30, 2016
First Quarter ended September 30, 2015	$0.90	$0.40
Second Quarter ended December 31, 2015	$1.02	$0.36
Third Quarter ended March 31, 2016	$0.66	$0.35
Fourth Quarter ended June 30, 2016	$0.56	$0.45

For the Fiscal Year Ended June 30, 2017
First Quarter ended September 30, 2016	$0.70	$0.48
Second Quarter ended December 31, 2016	$0.70	$0.46
Third Quarter ended March 31, 2017	$0.60	$0.40
Fourth Quarter ended June 30, 2017	$0.65	$0.40

Holders

As of September 26, 2017, we had approximately 80 holders of record of our common stock. Holders of record include nominees who may hold shares on behalf of multiple owners.

Dividends

We have not declared any dividends during the last two fiscal years. At present, we intend to retain our earnings, if any, to finance research and development and the expansion of our business.

Recent Sales of Unregistered Securities

Other than previously disclosed in our quarterly reports on Form 10-Q or current reports on Form 8-K, we did not issue any additional shares of our common stock since March 31, 2017.

Securities Authorized for Issuance under Equity Compensation Plans

The following table summarizes information about our equity compensation plans as of June 30, 2017.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	123,798	$0.64	–
Equity compensation plans not approved by security holders	954,602	$0.80	870,398
Total	1,078,400	$0.78	870,398

2006 Equity Incentive Plan

On November 28, 2006, our stockholders approved the Precision Optics Corporation, Inc. 2006 Equity Incentive Plan, referred to as the 2006 Plan, which succeeded the Precision Optics Corporation, Inc. Amended and Restated 1997 Equity Incentive Plan, referred to as the 1997 Plan. No further awards have been or will be granted under the 1997 Plan. The 2006 Plan allowed for the granting of stock options to selected employees, directors and other persons who provide services to us or our affiliates. No further awards will be granted under the 2006 Plan.

2011 Equity Incentive Plan

The Precision Optics Corporation, Inc. 2011 Equity Incentive Plan, referred to as the 2011 Plan, was adopted by our Board of Directors on October 13, 2011. The 2011 Plan allows for the granting of stock options to selected employees, directors and other persons who provide services to us or our affiliates.

On April 16, 2015, the Board of Directors approved an amendment to the 2011 Equity Incentive Plan which increased the maximum number of shares of our common stock that may be awarded under the Plan from 325,000 to 1,825,000, an increase of 1,500,000 shares. In connection therewith, on April 20, 2015, we filed a registration statement on Form S-8 to register the 1,500,000 shares of common stock.

ITEM 6.  SELECTED FINANCIAL DATA.

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

Overview

We have been a developer and manufacturer of advanced optical instruments since 1982. Today, the vast majority of our business is the design and manufacture of high-quality medical devices and approximately 3% of our business is the design and manufacture of military and industrial products. Our medical instrumentation line includes traditional endoscopes and endocouplers as well as other custom imaging and illumination products for use in minimally invasive surgical procedures. Much of our recent development efforts have been targeted at the development of next generation endoscopes. For the last ten years, we have funded internal research and development programs to develop next generation capabilities for designing and manufacturing 3D endoscopes and very small Microprecision™ lenses, anticipating future requirements as the surgical community continues to demand smaller and more enhanced imaging systems for minimally invasive surgery.

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

We believe that our future success depends, to a large degree, on our ability to develop new optical products and services to enhance the performance characteristics and methods of manufacture of existing products. Accordingly, we expect to continue to seek and obtain product-related design and development contracts with customers and to selectively invest our own funds on research and development, particularly in the areas of Microprecision™ optics, micro medical cameras, illumination, and 3D endoscopes.

For the fiscal year ended June 30, 2017, approximately 66% of our sales were made to nine customers. Of these, three are large, international, medical device companies who have been our customers for many years. These three customers continue to purchase products that we developed over five years ago, and both now purchase new products that were developed and launched into production by us more recently. The other six top customers have engaged our engineering services or purchase products that we developed in recent years, and which rely heavily on our unique, proprietary Microprecision™ lens technology and optical visualization system expertise.

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

We continue to attend trade shows to announce our new technology, most recently at the Medical Design and Manufacturing West show in Anaheim in February 2017, and at the MD&M East show in June 2017 in New York City. Beginning in fiscal year 2014 and from time to time, we have advertised through, and received numerous leads from a business-to-business e-commerce platform. Photonics Online, www.photonicsonline.com, has a target audience of optical engineering design and manufacturing professionals and has over 34,000 subscribers to their monthly email newsletter. Because of the increased awareness of our new technology generated by our presence at trade shows, advertising on Photonics Online from time to time and direct email messages to our own customer database that we have built over the last 30 years, we continue to maintain a robust pipeline of relevant and high potential requests from potential customers for project quotations through fiscal 2017. We do not intend for the information on either the Photonics Online or any other websites to be incorporated into this report.

Critical Accounting Policies and Estimates

Our critical accounting policies are included in the Notes to our Financial Statements contained in this Annual Report on Form 10-K.

Results of Operations for the Fiscal Year Ended June 30, 2017 as Compared to the Fiscal Year Ended June 30, 2016

Total revenues for fiscal year 2017 were $3,154,547, a decrease of $762,155, or 19.5%, from revenues for fiscal year 2016 of $3,916,702. Revenues decreased during the fiscal year ended June 30, 2017 in the engineering services category by 4% and in the production category by 28%. Production revenues decreased due to the loss of a customer’s Microprecision™ technology product, cyclical declines in traditional laryngoscopes and in the advanced surgical visualization product. These production revenue declines were partially offset by increases in various traditional coupler products, various Microprecision™ component products and a traditional laparoscope product. Engineering revenues for the fiscal year ended June 30, 2017 declined primarily due to the transitioning to production of one project and completion of initial phases of four other customer projects. However, offsetting these engineering revenue declines in the fiscal year ended June 30, 2017 were revenues from over 30 additional projects during the period. Engineering projects worked on by us during the fiscal year ended June 30, 2017 have nearly doubled to a total of thirty-eight, compared to the number of engineering projects worked on during fiscal year 2016, which represents the continued expansion of our sales pipeline and deepening demand for unique CMOS based optics and the other Microprecision™ capabilities we offer.

Revenues from our largest customers, as a percentage of total revenues, were as follows:

	Year Ended June 30
	2017	2016
Customer A	11%	4%
Customer B	10	7
Customer C	10	16
Customer D	–	12
All Others	69	61
	100%	100%

No other customer accounted for more than 10% of our revenues in fiscal years 2017 and 2016.

Gross profit for fiscal year 2017 of $773,724 reflected a decrease of $168,297, or 17.9%, as compared to gross profit for fiscal year 2016 of $942,021. Gross profit, as a percentage of revenues for fiscal year 2017, was 24.5% as compared to gross profit, as a percentage of revenues for fiscal year 2016, of 24.1%. The decrease in gross margin dollars in fiscal 2017 was due primarily to a reduction in sales revenue causing unabsorbed fixed manufacturing expenses. The increase in gross margin percentage realized on lower sales revenue in fiscal year 2017 compared to fiscal year 2016 reflects increased manufacturing efficiencies on traditional and new technology products as well as increased utilization and efficiency of engineering services provided to our customers. Our gross profit margins depend on a number of factors, including overall sales volume, the mix of products sold and services performed and the costs of initial production in connection with new products, technologies and manufacturing techniques. We believe that as we have gained experience in developing and manufacturing products based on the new Microprecision™ and CMOS technologies, we have become more efficient in estimating and executing engineering service contracts and manufacturing activities, causing margins to rise. We also expect that as overall revenues increase beyond breakeven the absorption of fixed manufacturing costs will also cause gross profit percentages to increase from their current levels.

Research and development expenses were $464,162 for fiscal year 2017 as compared to $478,267 for fiscal year 2016. The decrease of $14,105, or 2.9%, in the fiscal year 2017 compared to fiscal year 2016 was due to a reduction of engineering staff and continued high utilization of our engineering resources in revenue generating activities for our customers. As a result of increases in engineering service revenue, a greater portion of our fixed engineering cost is included in cost of goods sold.

Selling, general and administrative expenses decreased by $238,417, or 15.4%, to $1,313,478 for fiscal year 2017 as compared to $1,551,895 for fiscal year 2016. The decrease in fiscal year ended June 30, 2017, compared to fiscal year 2016, was primarily due to reduced legal, consulting, travel, advertising and trade show expenses, plus reduced wages, commissions and related employee costs resulting from the retirement of a sales person in January 2017.

The gain on sale of assets in fiscal years 2017 and 2016 of $1,515 and $32,707, respectively, represents primarily the sale of previously written off assets for proceeds of $1,515 and $32,707, respectively.

Other income in the amount of $22,050 for fiscal year 2016 represents non-cash gains equal to the difference between the recorded amount of certain consulting service liabilities and the value of common stock issued as payment for such liabilities.

The income tax provisions in fiscal years 2017 and 2016 represent the minimum statutory state income tax liability.

Liquidity and Capital Resources

We have sustained recurring net losses for several years. During the year ended June 30, 2017, we incurred a net loss of $1,006,457 and used cash in operating activities of $667,434. As of June 30, 2017, cash and cash equivalents were $118,405, accounts receivable were $468,548, and current liabilities were $1,218,781. As of June 30, 2016, cash and cash equivalents were $50,059, accounts receivable were $750,380, and current liabilities were $1,503,961. These factors raise substantial doubt about our ability to continue as a going concern.

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

On November 22, 2016, we closed agreements with institutional and accredited investors for the sale and purchase of 1,333,334 shares of our common stock at a purchase price of $0.60 per share. We received $780,000 in gross proceeds from the offering. We are using the net proceeds from this placement for general working capital purposes.

On August 22, 2017, we entered into agreements with accredited investors for the sale and purchase of 466,668 shares of our common stock, $0.01 par value at a purchase price of $0.45 per share. We received $210,001 in gross proceeds from the offering. We intend to use the net proceeds from this placement for general working capital purposes.

Concurrently with the placement, we entered into an agreement with an investor for the sale of 88,888 unregistered shares of our common stock for services provided to us at a price of $0.45 per share.

In connection with the placement, we also entered into a registration rights agreement with the investors, whereby we are obligated to file a registration statement with the Securities Exchange Commission on or before 90 calendar days after August 22, 2017 to register the resale by the investors of 555,556 shares of our common stock purchased in the placement.

Capital equipment expenditures during fiscal year 2017 and fiscal year 2016 were $27,719 and $4,372, respectively. Future capital equipment expenditures will be dependent upon future sales and success of on-going research and development efforts.

Contractual cash commitments for the fiscal years subsequent to June 30, 2017 are summarized as follows:

	Fiscal 2018	Thereafter	Total
Capital lease for equipment, including interest	$10,250	$25,626	$35,876

We have contractual cash commitments related to open purchase orders as of June 30, 2017 of approximately $206,712.

Material Trends and Uncertainties

We have sustained recurring net losses for several years. Until we achieve breakeven and profitable results, we will be required to pursue several options to manage cash flow and raise capital, including issuing debt or equity or entering into a strategic alliance. If we are unable to secure additional capital, it may be required to curtail research and development initiatives and take additional measures to reduce costs in order to conserve cash in amounts sufficient to sustain operations and meet its obligations. If we cannot raise funds on acceptable terms or achieve positive cash flow, it may not be able to continue to develop new products, grow market share, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements, any of which could negatively impact our business, operating results and financial condition, or impact our ability to continue to conduct operations.

While sales of our traditional endoscope products we manufacture for our customers for the past few years continue, we have many revenue generating engineering development projects ongoing with existing and new customers that are currently consuming the capacity of our engineering department. These projects are selected by us as those that have the greatest potential to result in follow-on manufacturing orders as our customers introduce their products to market.

Our capabilities to design and manufacture entire endoscope instruments and sub-assemblies, but specifically those utilizing CMOS and our Microprecision™ lens and camera module technologies, is the basis for our increased level of revenue generating engineering projects. We have developed expertise, intellectual property, and unique know-how in the area of micro sized camera modules comprising micro optical lens and prism elements, CMOS sensors, fiber optics, and various forms of illumination that are increasingly in demand with medical device companies. We believe our capabilities in this area make endoscope products available to our customers in small sizes with high resolution and at low prices not available in the past. We also believe our technologies and know-how can lead to products meeting these criteria and they are also designed to be disposable, which is also in demand by medical device companies to mitigate the risks of operating room cross contamination.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Precision Optics Corporation, Inc.:

We have audited the accompanying consolidated balance sheets of Precision Optics Corporation, Inc. and subsidiaries (the Company) as of June 30, 2017 and 2016 and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Precision Optics Corporation, Inc. and subsidiaries as of June 30, 2017 and 2016 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Stowe & Degon LLC

Westborough, Massachusetts

September 28, 2017

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

Consolidated Balance Sheets at June 30, 2017 and 2016

	2017	2016
ASSETS
Current Assets:
Cash and cash equivalents	$118,405	$50,059
Accounts receivable (net of allowance for doubtful accounts of $5,000 at June 30, 2017 and $23,377 at June 30, 2016)	468,548	750,380
Inventories	1,055,447	1,133,451
Prepaid expenses	55,985	88,129
Total current assets	1,698,385	2,022,019
Fixed Assets:
Machinery and equipment	2,507,190	2,479,471
Leasehold improvements	553,596	553,596
Furniture and fixtures	148,303	148,303
Vehicles	–	19,674
	3,209,089	3,201,044
Less—Accumulated depreciation and amortization	3,136,835	3,122,849
Net fixed assets	72,254	78,195
Patents, net	30,086	22,874
	$1,800,725	$2,123,088
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of capital lease obligation	$8,391	$7,857
Accounts payable	694,958	1,151,561
Customer advances	180,137	–
Accrued employee compensation	189,783	238,381
Accrued professional services	71,000	65,550
Accrued warranty expense	25,000	25,000
Other accrued liabilities	49,512	15,612
Total current liabilities	1,218,781	1,503,961

Capital lease obligation, net of current portion	23,564	31,955
Commitments (Note 2)

Stockholders’ Equity:
Common stock, $0.01 par value: 50,000,000 shares authorized; issued and outstanding – 8,872,916 shares at June 30, 2017 and 7,539,582 shares at June 30, 2016	88,729	75,396
Additional paid-in capital	45,140,383	44,176,051
Accumulated deficit	(44,670,732)	(43,664,275)

Total stockholders’ equity	558,380	587,172
	$1,800,725	$2,123,088

The accompanying notes are an integral part of these consolidated financial statements.

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

for the Years Ended June 30, 2017 and 2016

	2017	2016
Revenues	$3,154,547	$3,916,702
Cost of goods sold	2,380,823	2,974,681

Gross profit	773,724	942,021

Research and development expenses, net	464,162	478,267
Selling, general and administrative expenses	1,313,478	1,551,895
Gain on sale of assets	(1,515)	(32,707)
Total operating expenses	1,776,125	1,997,455

Operating loss	(1,002,401)	(1,055,434)

Interest expense	(3,144)	(469)
Other income	–	22,050

Loss before provision for income taxes	(1,005,545)	(1,033,853)

Provision for income taxes	912	912

Net loss	$(1,006,457)	$(1,034,765)

Loss per share:
Basic	$(0.12)	$(0.15)
Diluted	$(0.12)	$(0.15)

Weighted average common shares outstanding:
Basic	8,343,235	7,157,978
Diluted	8,343,235	7,157,978

The accompanying notes are an integral part of these consolidated financial statements.

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

for the Years Ended June 30, 2017 and 2016

	Number of Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)

Balance, July 1, 2015	6,389,806	$63,898	$43,232,500	$(42,629,510)	$666,888
Proceeds from private placement of common stock, net of issuance costs of $34,639	1,044,776	10,448	654,913	–	665,361
Common stock issued for services rendered to the Company	105,000	1,050	47,250	–	48,300
Stock-based compensation	–	–	241,388	–	241,388
Net loss	–	–	–	(1,034,765)	(1,034,765)
Balance, June 30, 2016	7,539,582	$75,396	$44,176,051	$(43,664,275)	$587,172

Proceeds from private placement of common stock, net of issuance costs of $23,947	1,333,334	13,333	762,720	–	776,053
Stock-based compensation	–	–	201,612	–	201,612
Net loss	–	–	–	(1,006,457)	(1,006,457)
Balance, June 30, 2017	8,872,916	$88,729	$45,140,383	$(44,670,732)	$558,380

The accompanying notes are an integral part of these consolidated financial statements.

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows for the

Years Ended June 30, 2017 and 2016

	2017	2016
Cash Flows from Operating Activities:
Net loss	$(1,006,457)	$(1,034,765)
Adjustments to reconcile net loss to net cash used in operating activities-
Depreciation and amortization	33,660	25,856
Gain on sale of assets	(1,515)	(32,707)
Stock-based compensation expense	201,612	241,388
Non-cash consulting expense	33,900	63,000
Non-cash gain on settlement of liabilities by issuing common stock	–	(22,050)
Changes in operating assets and liabilities-
Accounts receivable, net	281,832	(162,338)
Inventories	78,004	(60,195)
Prepaid expenses	32,144	(22,947)
Accounts payable	(457,603)	261,461
Customer advances	180,137	(118,800)
Accrued expenses	(43,148)	(14,201)
Net cash used in operating activities	(667,434)	(876,298)

Cash Flows from Investing Activities:
Proceeds from sale of assets	1,515	32,707
Additional patent costs	(7,212)	(4,230)
Purchases of fixed assets	(27,719)	(4,372)
Net cash provided by (used in) investing activities	(33,416)	24,105

Cash Flows from Financing Activities:
Payment of capital lease obligation	(7,857)	(4,160)
Proceeds from private placements of common stock	780,000	700,000
Private placement expenses incurred and paid as of June 30, 2017 and 2016	(2,947)	(34,639)
Net cash provided by financing activities	769,196	661,201

Net (decrease) increase in cash and cash equivalents	68,346	(190,992)
Cash and cash equivalents, beginning of year	50,059	241,051
Cash and cash equivalents, end of year	$118,405	$50,059

Supplemental disclosure of cash flow information:
Cash paid during the year for income taxes	$912	$912

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Issuance of common stock to consultants	$–	$48,300
Private placement expenses incurred but not yet paid	$21,000	$37,781
Issuance of common stock in settlement of accounts payable	$20,000	$–
Capital expenditures funded by capital lease borrowings	$–	$43,972

The accompanying notes are an integral part of these consolidated financial statements.

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(1)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	Nature of Business and Liquidity

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

The Company has sustained recurring net losses for several years. During the year ended June 30, 2017, the Company incurred a net loss of $1,006,457 and used cash in operating activities of $667,434. As of June 30, 2017, cash and cash equivalents were $118,405, accounts receivable were $468,548, and current liabilities were $1,218,781. As of June 30, 2016, cash and cash equivalents were $50,059, accounts receivable were $750,380, and current liabilities were $1,503,961. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Revenues for industrial and medical products sold in the normal course of business are recognized upon shipment when delivery terms are FOB shipping point and all other revenue recognition criteria have been met. Gross shipping charges reimbursable from customers, to deliver product, are insignificant and are included in the “Revenues” section of the Company’s consolidated statement of operations, while shipping costs are classified in the “selling, general and administrative expenses” section of the Company’s consolidated statement of operations.

(d)	Cash and Cash Equivalents

The Company includes in cash equivalents all highly liquid investments with original maturities of three months or less at the time of acquisition. Cash and cash equivalents of $118,405 and $50,059 at June 30, 2017 and 2016, respectively, consist primarily of cash at banks and money market funds. The Company maintains its cash and cash equivalents in bank deposit accounts that, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on its cash and cash equivalents.

(e)	Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and include material, labor and manufacturing overhead. The components of inventories at June 30, 2017 and 2016 are as follows:

	2017	2016
Raw material	$501,346	$520,490
Work-in-progress	388,614	383,889
Finished goods	165,487	229,072
	$1,055,447	$1,133,451

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

Depreciation expense was $33,660 and $25,856 for the years ended June 30, 2017 and 2016, respectively.

(g)	Significant Customers and Concentration of Credit Risk

Financial instruments that subject the Company to credit risk consist primarily of cash equivalents and trade accounts receivable. The Company places its investments with highly rated financial institutions. The Company has not experienced any losses on these investments to date. At June 30, 2017, the Company’s five largest customer account receivable balances were 16%, 15%, 12%, 12% and 11%, respectively, of total accounts receivable. At June 30, 2016, receivables from the Company’s three largest customers were 19%, 13% and 10%, respectively, of the total accounts receivable. No other customer accounted for more than 10% of the Company’s receivables as of June 30, 2017 and 2016. The Company has not experienced any material losses related to accounts receivable from individual customers. The Company generally does not require collateral or other security as a condition of sale, rather it relies on credit approval, balance limitation and monitoring procedures to control credit risk of trade account financial instruments. Management believes that allowances for doubtful accounts, which are established based upon review of specific account balances and historical experience, are adequate.

Revenues from the Company’s largest customers, as a percentage of total revenues, were as follows:

	2017	2016
Customer A	11%	4%
Customer B	10	7
Customer C	10	16
Customer D	–	12
All Others	69	61
	100%	100%

No other customer accounted for more than 10% of the Company’s revenues in fiscal years 2017 and 2016.

(h)	Loss per Share

Basic income (loss) per share is computed by dividing net income or net loss by the weighted average number of shares of common stock outstanding during the period. Diluted income (loss) per share is computed by dividing net income or net loss by the weighted average number of shares of common stock outstanding during the period, plus the number of potentially dilutive securities outstanding during the period such as stock options and warrants. For the year ended June 30, 2017 and 2016, the effect of such securities was antidilutive and not included in the diluted calculation because of the net loss generated in those periods.

The following is the calculation of loss per share for the years ended June 30, 2017 and 2016:

	Year Ended June 30
	2017	2016
Net Loss– Basic and Diluted	$(1,006,457)	$(1,034,765)

Basic Weighted Average Shares Outstanding	8,343,235	7,157,978
Potentially Dilutive Securities	–	–
Diluted Weighted Average Shares Outstanding	8,343,235	7,157,978

Loss Per Share
Basic	$(0.12)	$(0.15)
Diluted	$(0.12)	$(0.15)

The number of shares issuable upon the exercise of outstanding stock options and warrants that were excluded from the computation as their effect was antidilutive was approximately 4,553,213 and 4,169,000 for the years ended June 30, 2017 and 2016, respectively.

(i)	Stock-Based Compensation

The measurement and recognition of compensation costs for all stock-based awards made to employees and the Board of Directors are based upon fair value over the requisite service period for awards expected to vest. The Company estimates the fair value of share-based awards on the date of grant using the Black-Scholes option-pricing model. Stock-based compensation costs recognized for the years ended June 30, 2017 and 2016 amounted to $201,612 and $241,388, respectively.

(j)	Patents

Patent costs are amortized using the straight-line method over the shorter of their legal or estimated useful lives, generally five to ten years. Amortization expense was $0 for the years ended June 30, 2017 and 2016, respectively.

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

The Company does not incur future performance obligations in the normal course of business other than providing a standard one-year warranty on materials and workmanship to its customers (except in certain unusual and infrequently occurring situations where extended warranty terms beyond one year are negotiated with the customer). The Company provides for estimated warranty costs at the time product revenue is recognized. Warranty costs have been included as a component of cost of goods sold in the accompanying consolidated statements of operations. The following tables summarize warranty reserve activity for the years ended June 30, 2017 and 2016:

	2017	2016
Balance at beginning of period	$25,000	$25,000
Provision for warranty claims	14,842	4,189
Warranty claims incurred	(14,842)	(4,189)
Balance at end of period	$25,000	$25,000

(n)	Research and Development

Research and development expenses are charged to operations as incurred. The Company groups development and prototype costs and related reimbursements in research and development. There were no reimbursements for research and development recorded in research and development for the years ended June 30, 2017 and 2016.

(o)	Comprehensive Income

Comprehensive income or loss is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owners sources. The Company’s comprehensive loss or income for the years ended June 30, 2017 and 2016 was equal to its net loss for the same periods.

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

In July 2015, the Financial Accounting Standards Board ("FASB") issued new accounting guidance for measuring inventory. The core principal of the guidance is that an entity should measure inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. This guidance does not apply to inventory that is being measured using the Last-In, First-Out (LIFO) or the retail inventory method. The guidance is effective for financial statements issued for annual and interim periods beginning after December 15, 2016 on a prospective basis. Early adoption is permitted. The Company is currently evaluating the impact this will have on the consolidated financial statements.

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

The Company leases its main Gardner facility from a corporation owned by Mr. Richard E. Forkey, who resigned from the Company’s board of directors on July 9, 2014. The Company is currently a tenant-at-will, paying rent of $9,000 per month. Total rent expense paid or accrued to such related party was $108,000 in each of fiscal years 2017 and 2016, and is included in the Company’s accompanying consolidated statements of operations.

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

The warrants issued in this offering will vest on October 2, 2017 and expire on October 16, 2017. The warrant exercise price is variable and depends on the Company’s achievement of certain performance criteria. The warrant exercise price was agreed to be $0.40 per share if the Company achieved both of the revenue and income performance criteria as defined, the exercise price would be $0.20 per share if the Company achieves one of the performance criteria, and the exercise price would be $0.01 if the Company did not achieve either of the performance criteria. Since the Company did not achieve either of the criteria, the exercise price of the warrants is $0.01.

In conjunction with the offering, the Company also entered into a registration rights agreement with the investors, whereby the Company was obligated to file a registration statement with the Securities Exchange Commission on or before 90 calendar days after November 22, 2016 to register the resale by the investors of the 1,333,334 shares and warrant shares purchased in the offering. The registration statement was filed with the Securities and Exchange Commission on February 3, 2017 and became effective on March 2, 2017.

Pursuant to the above transaction, the Company’s Chairman of the Board Mr. Woodward, as principal of MHW Partners, L.P., purchased 156,667 units at an aggregate purchase price of $94,000.

On October 19, 2015, the Company entered into agreements with accredited investors for the sale and purchase of 1,044,776 shares of the Company’s common stock, $0.01 par value at a purchase price of $0.67 per share. The Company received $700,000 in gross proceeds from the offering. The Company used the net proceeds from this placement for general working capital purposes.

In conjunction with the placement, the Company also entered into a registration rights agreement with the investors, whereby it was obligated to file a registration statement with the Securities Exchange Commission on or before 90 calendar days after October 19, 2015 to register the resale by the investors of the 1,044,776 shares of common stock purchased in the placement. The registration statement was filed with the Securities Exchange Commission on January 19, 2016 and became effective on February 1, 2016.

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

Transactions with Stockholders Known by the Company to Own 5% or More of the Company’s Common Stock

Pursuant to the November 2016 placement described above, Dolphin Offshore Partners L.P. and Hershey Strategic Capital, L.P. purchased 916,667 and 125,000, respectively, at aggregate purchase prices of $550,000 and $75,000, respectively. At the time of the transaction, both Dolphin Offshore Partners L.P. and Hershey Strategic Capital, L.P. were beneficial owners of more than 5% of outstanding common stock.

Pursuant to the October 2015 placement described above, Hershey Strategic Capital, L.P. purchased 37,313 shares of common stock at an aggregate purchase price of $25,000. At the time of the transaction, Hershey Strategic Capital was a beneficial owner of more than 5% of outstanding common stock.

(b)	Capital Lease Obligation

The Company entered into a five-year capital lease obligation in January 2016 for the acquisition of manufacturing equipment with payments totaling $51,252. At June 30, 2017, future minimum lease payments under the capital lease obligation are as follows:

Fiscal Year Ending June 30:	Amount
2018	$10,250
2019	10,250
2020	10,250
2021	5,126
Total minimum payments	35,876
Less: amount representing interest	3,921
Present value of minimum lease payments	31,955
Less: current portion	8,391
$23,564

The net book value of assets held under capital leases is $30,780 at June 30, 2017.

(c)	Operating Lease Commitments

The Company’s operating leases for its office space and equipment expired at various dates during fiscal year 2017 and the Company is continuing those rents on a month to month tenant at will basis. Rent expense on operating leases, excluding the related party rent described above, was $54,912 and $52,168 for the years ended June 30, 2017 and 2016, respectively.

(3)	STOCKHOLDERS’ EQUITY

(a)	Stock Options

Stock-based compensation costs recognized during the year ended June 30, 2017 and 2016 amounted to $201,612 and $241,388 respectively, and were included in the accompanying consolidated statements of operations in: selling, general and administrative expenses (2017 — $134,984; 2016 — $123,370), cost of goods sold (2017 — $34,676; 2016 — $60,680), and research and development expenses, net (2017 — $31,952; 2016 — $57,338). No compensation has been capitalized because such amounts would have been immaterial. There was no net income tax benefit recognized related to such compensation for the years ended June 30, 2017 or 2016, as the Company is currently in a loss position. There were 15,000 stock options granted during the year ended June 30, 2017 and 160,000 stock options granted during the year ended June 30, 2016.

As of June 30, 2017, the unrecognized compensation costs related to options vesting in the future is $0. The Company uses the Black-Scholes option-pricing model as the most appropriate method for determining the estimated fair value for the stock awards. The Black-Scholes method of valuation requires several assumptions: (1) the expected term of the stock award; (2) the expected future stock volatility over the expected term; and (3) risk-free interest rate. The expected term represents the expected period of time the Company believes the options will be outstanding based on historical information. Estimates of expected future stock price volatility are based on the historic volatility of the Company’s common stock and the risk-free interest rate is based on the U.S. Zero-Bond rate. The Company utilizes a forfeiture rate based on an analysis of the Company’s actual experience. The fair value of options at date of grant was estimated with the following assumptions for options granted in fiscal 2017:

Year Ended
June 30, 2017
Assumptions:
Option life	5.3 years
Risk-free interest rate	1.01%
Stock volatility	175%
Dividend yield	0
Weighted average fair value of grants	$0.38

Stock Option and Other Compensation Plans:

The type of share-based payments currently utilized by the Company is stock options.

The Company has various stock option and other compensation plans for directors, officers and employees. The Company has the following stock option plans outstanding as of June 30, 2017: The Precision Optics Corporation, Inc. 2011 Equity Incentive Plan (the “2011 Plan”); the Precision Optics Corporation, Inc. 2006 Equity Incentive Plan (the “2006 Plan”), and the Precision Optics Corporation, Inc. Amended and Restated 1997 Incentive Plan (the “1997 Plan”). Vesting periods under the 2011 Plan, the 2006 Plan, and the 1997 Plan are at the discretion of the Board of Directors and typically average three to five years. Options under these Plans are granted at fair market value on the date of grant and typically have a term of ten years from the date of grant.

The 2011 Plan, which provides eligible participants (certain employees, directors, consultants, etc.) the opportunity to receive a broad variety of equity based and cash awards. Options granted vest and are exercisable for periods determined by the Board of Directors, not to exceed 10 years from the date of grant. On April 16, 2015, the Board of Directors approved an amendment to the 2011 Equity Incentive Plan which increased the maximum number of shares of the Company’s common stock that may be awarded under the Plan from 325,000 to 1,825,000, an increase of 1,500,000 shares. In connection therewith, on April 20, 2015, the Company filed a registration statement on Form S-8 to register the 1,500,000 shares of the Company’s common stock. At June 30, 2017, a total of 954,602 stock options are outstanding and 870,398 shares of common stock were available for future grants under the 2011 Plan.

The 2006 Plan, which provides eligible participants (certain employees, directors, consultants, etc.) the opportunity to receive a broad variety of equity based and cash awards. Options granted vest and are exercisable for periods determined by the Board of Directors, not to exceed 10 years from the date of grant. A total of 139,898 shares of common stock, including shares rolled forward from the 1997 Plan, have been reserved for issuance under the 2006 Plan. At June 30, 2017, a total of 123,798 stock options are outstanding, 23,100 stock options have been cancelled and no shares of common stock are available for future grants under the 2006 Plan.

The 1997 Plan as amended and restated in 2006 provided eligible participants (certain employees, directors, consultants, etc.) the opportunity to receive a broad variety of equity based and cash awards. Options granted vested and were exercisable for periods determined by the Board of Directors, not to exceed 10 years from the date of grant. All stock options outstanding under the 1997 Plan expired during fiscal 2016, no options are outstanding under the 1997 Plan at June 30, 2017, and no shares of common stock are available for future grants under the 1997 Plan.

The following tables summarize stock option activity for the years ended June 30, 2017 and 2016:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Life
Outstanding at July 1, 2015	1,079,079	$1.43	8.46 years
Grants	160,000	$0.49
Cancellations	(103,079)	$7.03
Outstanding at June 30, 2016	1,136,000	$0.79	8.00 years
Grants	15,000	$0.40
Cancellations	(72,600)	$0.85
Outstanding at June 30, 2017	1,078,400	$0.78	7.01 years

Information related to the stock options outstanding as of June 30, 2017 is as follows:

Range of Exercise Prices	Number of Shares	Weighted- Average Remaining Contractual Life (years)	Weighted- Average Exercise Price	Exercisable Number of Shares	Exercisable Weighted- Average Exercise Price
$0.27	40,000	4.04	$0.27	40,000	$0.27
$0.40	15,000	9.83	$0.40	5,000	$0.40
$0.48	60,000	8.75	$0.48	40,000	$0.48
$0.50	100,000	8.98	$0.50	65,000	$0.50
$0.55	29,500	4.62	$0.55	29,500	$0.55
$0.73	539,500	7.88	$0.73	479,500	$0.73
$0.85	9,000	5.51	$0.85	9,000	$0.85
$0.90	9,000	6.51	$0.90	9,000	$0.90
$0.95	65,000	7.03	$0.95	65,000	$0.95
$1.20	207,800	4.67	$1.20	207,800	$1.20
$1.25	1,200	1.41	$1.25	1,200	$1.25
$1.35	1,200	2.40	$1.35	1,200	$1.35
$7.75	1,200	0.41	$7.75	1,200	$7.75
$0.27–7.75	1,078,400	7.01	$0.78	953,400	$0.81

The aggregate intrinsic value of the Company’s “in-the-money” outstanding and exercisable options as of June 30, 2017 was $34,875 and $26,975, respectively.

(b)	Warrants

As of June 30, 2017, there are warrants outstanding for the issuance of an aggregate of 3,661,560 shares of common stock, at a weighted average exercise price of $0.75 per share. Warrants for the issuance of 2,994,893 of these shares at an average exercise price of $0.87 per share expire on September 28, 2017, and warrants for the issuance of the remaining 666,667 shares at an exercise price $0.01 per share expire on October 16, 2017.

(c)	Sale of Stock in October 2015

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

In conjunction with the 2015 offering, certain anti-dilution provisions of the warrants issued in conjunction with the Company’s June 25, 2008 and September 28, 2012 financing transactions were triggered. As a result of the offering, the number of existing September 28, 2012 warrants increased from 2,189,724 to 2,293,013 and from 217,322 to 222,559, respectively, and the related exercise price decreased from $1.11 to $1.06 and from $0.85 to $0.83, respectively.

(d)	Sale of Stock in November 2016

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

The warrants issued in this offering will vest on October 2, 2017 and expire on October 16, 2017. The warrant exercise price is variable and depends on the Company’s achievement of certain performance criteria. The warrant exercise price was agreed to be $0.40 per share if the Company achieved both of the revenue and income performance criteria as defined, the exercise price would be $0.20 per share if the Company achieves one of the performance criteria, and the exercise price would be $0.01 if the Company did not achieve either of the performance criteria. Since the Company did not achieve either of the criteria, the exercise price of the warrants is $0.01.

In conjunction with the offering, the Company also entered into a registration rights agreement with the investors, whereby the Company was obligated to file a registration statement with the Securities Exchange Commission on or before 90 calendar days after November 22, 2016 to register the resale by the investors of the 1,333,334 shares and warrant shares purchased in the offering. The registration statement was filed with the Securities and Exchange Commission on February 3, 2017 and became effective on March 2, 2017.

In conjunction with the 2016 offering, certain anti-dilution provisions of the warrants issued in conjunction with the Company’s September 28, 2012 financing transaction were triggered. As a result of the offering, the number of existing September 28, 2012 warrants increased from 2,293,013 to 2,558,519 and from 222,559 to 249,627, respectively, and the related exercise price decreased from $1.06 to $0.95 and from $0.83 to $0.74, respectively.

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

The provision for income taxes in the accompanying consolidated statements of operations consists of the minimum statutory state income tax liability of $912 for the years ended June 30, 2017 and 2016.

A reconciliation of the federal statutory rate to the Company’s effective tax rate for the fiscal years ended June 30, 2017 and 2016 is as follows:

	2017	2016
Income tax expense (benefit) at federal statutory rate	(34.0)%	(34.0)%
Increase (decrease) in tax resulting from:
State taxes, net of federal benefit	(5.4)	(6.3)
Change in valuation allowance	30.9	30.6
Stock based compensation	8.0	9.3
Nondeductible items	0.2	0.4
Prior-year tax adjustments	0.2	0.8
Other	–	(0.9)
Effective tax rate	(0.1)%	(0.1)%

The components of deferred tax assets and liabilities at June 30, 2017 and 2016 are approximately as follows:

	2017	2016
Deferred tax assets:
Net operating loss carry forwards	$3,716,000	$3,396,000
Tax credit carry forwards	404,000	439,000
Reserves and accruals not yet deducted for tax purposes	383,000	362,000
Total deferred tax assets	4,503,000	4,197,000
Valuation allowance	(4,503,000)	(4,197,000)
Net deferred tax asset	$–	$–

The Company has provided a valuation allowance to reduce the net deferred tax asset to an amount the Company believes is “more likely than not” to be realized. The valuation allowance increased in fiscal 2017, as compared to the prior year, by approximately $311,000.

At June 30, 2017, the Company had federal and state net operating loss carry forwards of approximately $9,220,000 and $3,520,000, respectively, which will, if not used, expire at various dates from 2017 through 2036. In addition, the Company had net operating loss carry forwards from its Hong Kong operations of approximately $2,252,000, which carry forward indefinitely.

(5)	PROFIT SHARING PLAN

The Company has a defined contribution 401(k) profit sharing plan. Employer profit sharing and matching contributions to the plan are discretionary. No employer profit sharing or matching contributions were made to the plan in fiscal years 2017 and 2016.

(6)	SALE OF ASSETS

In fiscal year 2017, the Company sold equipment that was previously written off for proceeds totaling $1,515 and recorded a gain of $1,515. In fiscal year 2016, the Company sold equipment that was previously written off for proceeds totaling $32,707 and recorded a gain of $32,707. These gains are included within operating expenses in the accompanying consolidated statements of operations.

(7)	OTHER INCOME

Other income in the amount of $22,050 for fiscal year 2016 represents non-cash gains on the settlement of liabilities for services rendered to the Company, by issuing 105,000 shares in February 2016. The non-cash gain is the difference between the recorded amount of the liabilities and the value of the stock when issued.

(8)	SUBSEQUENT EVENT

On August 22, 2017, the Company entered into agreements with accredited investors for the sale and purchase of 466,668 shares of its common stock, $0.01 par value at a purchase price of $0.45 per share. The Company received $210,000 in gross proceeds from the offering. The Company intends to use the net proceeds from this placement for general working capital purposes.

Concurrently with the placement, the Company entered into an agreement with an investor for the sale of 88,888 unregistered shares of our common stock for services provided to the Company at a price of $0.45 per share.

In connection with the placement, the Company also entered into a registration rights agreement with the investors, whereby the Company is obligated to file a registration statement with the Securities Exchange Commission on or before 90 calendar days after August 22, 2017 to register the resale by the investors of 555,556 shares of our common stock purchased in the placement.

In conjunction with the 2017 offering, certain anti-dilution provisions of the warrants issued in conjunction with our September 28, 2012 financing transaction were triggered. As a result of the offering, the number of existing September 28, 2012 warrants increased from 2,558,519 to 2,731,003 and 249,627 to 263,891, respectively, and the related exercise price decreased from $0.95 to $0.89 and from $0.74 to $0.70, respectively.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.  CONTROLS AND PROCEDURES.

Management’s Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and our Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures, including internal control over financial reporting, were not effective, as of June 30, 2017, to ensure the information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended (i) is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are intended to be designed to provide reasonable assurance that such information is accumulated and communicated to our management.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting as of June 30, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on our evaluation, our management concluded that our internal control over financial reporting was not effective as of June 30, 2017.

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

We believe that the step outlined above strengthens our internal control over financial reporting and mitigates the material weakness described above. As part of our 2017 assessment of internal control over financial reporting, our management has evaluated this additional control and has determined that it is operating effectively.

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

To address and remediate the material weakness in internal control over financial reporting described above, beginning in the quarter ended September 30, 2009 and continuing through the year ended June 30, 2017, we implemented procedures to improve our inventory controls and documentation surrounding inventory valuation for overhead rates, and performed procedures to ensure that the pricing of inventory items was consistent with the supporting documentation. We believe that the step outlined above strengthens our internal control over financial reporting and mitigates the material weakness described above.

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

ITEM 9B.  OTHER INFORMATION.

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Identification of Directors

Set forth below is certain information with respect to the individuals who are our directors as of September 15, 2017.

Name	Age	Position(s) or Office(s) Held
Joseph N. Forkey	49	Chief Executive Officer, President, Treasurer and Director
Andrew J. Miclot	61	Director
Richard B. Miles	74	Director
Kenneth S. Schwartz	72	Director
Peter H. Woodward	44	Chairman of the Board of Directors

Board Composition. Our Board of Directors is divided into three classes that are as nearly equal in number as possible, with each class serving for a staggered term of office. Only one class is elected each year. Each director serves a three-year term and until his or her successor has been duly elected and qualified. Our Board currently consists of five directors. Our Class I directors are Peter H. Woodward and Kenneth S. Schwartz. Our Class II director is Andrew J. Miclot. Our Class III directors are Joseph N. Forkey and Richard Miles.

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

Andrew Miclot

Mr. Miclot was appointed to our Board on March 2, 2016. Mr. Miclot has more than 26 years of leadership experience with medical device suppliers and brings substantial global industry knowledge to our Company. Since October 2015, Mr. Miclot has been the President, CEO and Director of Micro Machine Co., a supplier of medical products for the orthopedic and spinal industries. Prior to joining Micro Machine Co., from May 2013 to September 2014, Mr. Miclot was Executive Vice President of MicroTechnologies, Inc., a medical device supplier. Mr. Miclot was General Manager and Senior Vice President of ArthroCare Corporation from June 2009 to March 2013. From January 2008 to March 2009, Mr. Miclot was President, CEO and Director of Ascension Orthopedics, Inc. He was Vice President of Marketing for the orthopedic global business unit at Orthofix, Inc. from April 2007 to January 2008, and from March 1994 to April 2007, he served as Senior Vice President with Symmetry Medical Inc., a medical device supplier. Mr. Miclot has a BA degree in Speech and Hearing and a MA degree in Audiology from Indiana University and a MBA from the Lake Forest Graduate School of Management, earned in 1991.

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

Richard E. Forkey

Mr. Richard E. Forkey currently serves as Founder and Director Emeritus. Effective February 8, 2011, Mr. Forkey resigned as Chief Executive Officer, President and Treasurer of our Company, and effective July 9, 2014, he resigned as Director. He had served as a Director and Chief Executive Officer since he founded our Company in 1982.

Identification of Executive Officers

Set forth below is certain information with respect to the individuals who are our executive officers as of September 15, 2017.

Name	Age	Position(s) or Office(s) Held
Joseph N. Forkey	49	Chief Executive Officer, President, Treasurer and Director
Donald A. Major	56	Chief Financial Officer and Secretary

Biographies and Qualifications of Our Executive Officers. The biographies of our executive officers and certain information regarding each officer’s experience, attributes, skills and/or qualifications that led to the conclusion that the individual should be serving as an executive officer of our Company are as follows:

Dr. Joseph N. Forkey

For Dr. Forkey’s full biography, please refer to the section entitled “Biographies and Qualifications of Our Directors.”

Donald A. Major

Mr. Major served as a member of our Board from 2005 until June 15, 2016, when he resigned as a Board member and assumed the role of our Chief Financial Officer. From February 2, 2012 until June 15, 2016, Mr. Major also served as our Executive Vice President for Corporate Development. Mr. Major is a Certified Public Accountant (inactive) and has experience in public accounting and in financial officer positions in publicly held and start-up medical device companies. Mr. Major has been an independent consultant since October 2007, providing companies with interim management, turnaround, restructuring and reorganization services as well as sourcing services for a private equity firm and in 2013 co-founded an Ecommerce retailer of window coverings. From October 2006 to May 2007, he served as Vice President of Corporate Development of Advanced Duplication Services LLC. From February 2002 to late 2008, Mr. Major served as Vice President and Treasurer of Anderson Entertainment, LLC (formerly Digital Excellence LLC), which was owned by a private equity firm and sold to Advanced Duplication Services LLC. Prior to that time, Mr. Major served in various executive financial positions in public and closely held medical device companies such as Bioplasty, Inc, Uroplasty, Inc., Advanced Bio-Surfaces, Inc. and as an audit manager with Grant Thornton, Minneapolis. He earned his B.A. in Accounting in 1984 from Michigan State University.

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

Based solely upon a review of reports provided to us by our officers and directors, we believe that, during the fiscal year ended June 30, 2017, no person required to file reports under Section 16(a) of the Securities Exchange Act of 1934 failed to file such reports on a timely basis during such fiscal year, except for one Form 4 by Hershey Strategic Capital, LP filed late by four days for one transaction on November 22, 2016.

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

ITEM 11.  EXECUTIVE COMPENSATION.

Executive Compensation

Summary Executive Compensation

The following table sets forth all compensation for our fiscal years ended June 30, 2017 and 2016 awarded to, earned by, or paid to our Principal Executive Officer, our most highly compensated executive officer and our most highly compensated employee, all of which are referred to herein as the “Named Executive Officers.” No other executive officer earned over $100,000 in the last completed fiscal year.

Summary Executive Compensation Table for the Fiscal Years Ended June 30, 2017 and 2016

Name and Principal Position	Year June 30,	Salary ($)		Bonus ($)		Stock Awards ($) (1)		Option Awards ($) (2)		All Other Compensation ($)		Total ($)
Joseph N. Forkey	2017	120,000		0		0		0		0		120,000
Director, Chief Executive Officer, President and Treasurer	2016	120,000		0		0		0		0		120,000

Donald A. Major	2017	160,183	(3)	0		0		0		0		160,183
Chief Financial Officer, Secretary	2016	84,235	(3)	0		21,150	(4)	39,200	(5)	1,250	(6)	145,835

Richard G. Cyr	2017	145,000		8,127	(7)	0		0		0		153,127
Optics Laboratory Manager	2016	145,000		36,537	(7)	0		0		0		181,537

(1)	Represents the aggregate grant date fair value of stock awards granted in the respective fiscal year as computed in accordance with FASB ASC Topic 718, Compensation — Stock Compensation. The fair value of each stock award is estimated on the date of grant using the Black-Scholes option valuation model. A discussion of the assumptions used in calculating the amounts in this column may be found in the Notes to our audited consolidated financial statements for the year ended June 30, 2017 set forth in this Annual Report on Form 10-K. These amounts do not represent the actual amounts paid to or realized by the directors during the fiscal year ended June 30, 2017.

(2)	Represents the aggregate grant date fair value of stock option awards granted in the respective fiscal year as computed in accordance with FASB ASC Topic 718, Compensation — Stock Compensation. The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option valuation model. A discussion of the assumptions used in calculating the amounts in this column may be found in the Notes to our audited consolidated financial statements for the year ended June 30, 2017 set forth in this Annual Report on Form 10-K. These amounts do not represent the actual amounts paid to or realized by the directors during the fiscal year ended June 30, 2017.

(3)	Mr. Major was a Director of the Company from 2005 until June 15, 2016 when he resigned as a Director to become our Chief Financial Officer. Since 2012, he has consulted with the Company. Mr. Major’s fiscal 2016 compensation consisted of $84,235 earned as salary compensation for his services as our Executive Vice President for Corporate Development until June 15, 2016, and his fiscal 2017 compensation consisted of $160,183 earned as salary compensation for his services as our Chief Financial Officer beginning June 15, 2016.

(4)	On February 18, 2016, we granted Mr. Major 45,000 shares of restricted stock for his services as Executive Vice President of Corporate Development in fiscal year 2016.

(5)	On June 15, 2016, we granted Mr. Major an option to purchase 80,000 shares of our common stock as compensation for services rendered to us as Chief Financial Officer. The option expires June 15, 2026 and the exercise price is $0.50 per share. 35,000 of these options vested on December 20, 2016, 10,000 vested on June 20, 2017, and 35,000 will vest on June 20, 2018.

(6)	During fiscal year 2016, we paid Mr. Major $1,250 for his services as a member of our board of directors for fiscal year 2016 until his resignation on June 15, 2016.

(7)	Represents a performance award for the respective fiscal year.

Employment Contracts

We entered into a consulting agreement with Mr. Major to serve as our Chief Financial Officer from June 15, 2016 to June 30, 2017, with such term to renew automatically on a month to month basis thereafter unless terminated by either party with 30 days’ notice. Mr. Major receives compensation at a rate of $6,500 per month to work up to an estimated 40% full-time equivalent per month in his capacity as our Chief Financial Officer. If Mr. Major works more than the 40% full-time equivalent in any given month, Mr. Major will receive additional compensation, up to a maximum amount of $16,000 in any given month.

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

Outstanding Equity Awards at Fiscal Year-End Table for the Fiscal Year Ended June 30, 2017

The following table shows grants of options outstanding on June 30, 2017, the last day of our fiscal year, to each of the Named Executive Officers named in the Summary Executive Compensation Table.

Name	Number of securities underlying unexercised options exercisable		Number of securities underlying unexercised options unexercisable		Option exercise price ($)	Option expiration date
Joseph N. Forkey	20,469		0		0.95	09/28/2017
	150,000		0		1.20	03/02/2022

Donald A. Major	25,580		0		0.95	09/28/2017
	400		0		7.75	11/27/2017
	400		0		1.25	11/25/2018
	400		0		1.35	11/24/2019
	27,600		0		1.20	03/02/2022
	3,000		0		0.85	01/02/2023
	3,000		0		0.90	01/02/2024
	30,000		0		0.95	07/09/2024
	60,000		0		0.73	05/18/2025
	45,000	(1)	35,000	(1)	0.50	06/20/2026

Richard G. Cyr	40,000		0		0.27	07/14/2021
	5,000	(2)	20,000	(2)	0.73	05/18/2025

(1)	The options were granted on June 15, 2016. These options vest in three installments: 35,000 vested on December 20, 2016; 10,000 vested on June 20, 2017; and 35,000 will vest on June 20, 2018.

(2)	The options were granted on May 18, 2015. 5,000 shares vested on August 18, 2015. The remaining 20,000 shares will vest in accordance with the achievement of specified performance criteria.

Profit Sharing and 401(k) Plan

We have a defined contribution 401(k) profit sharing plan. Employer profit sharing and matching contributions to the plan are discretionary. No employer profit sharing contributions were made to the plan in fiscal years 2017 and 2016. No employer matching contributions were made to the plan in fiscal years 2017 and 2016.

Director Compensation

The following table sets forth cash amounts and the value of other compensation paid to our directors, but does not include the compensation of Dr. Joseph N. Forkey, our Chief Executive Officer, President, and Treasurer, as his compensation is reflected in the Summary Executive Compensation Table. During the fiscal year ended June 30, 2017, our Board of Directors determined that Dr. Joseph N. Forkey was our employee director and, therefore, would not earn any fees related to service on our Board.

Director Compensation Table for the Fiscal Year Ended June 30, 2017

Name of Director	Fees earned or paid in cash ($)(1)	Total ($)
Richard E. Forkey (2)	0	0
Andrew J. Miclot	1,500	1,500
Richard B. Miles	1,500	1,500
Kenneth S. Schwartz	1,500	1,500
Peter H. Woodward	1,500	1,500

(1)	Under our director compensation plan, each director receives $250 per board or committee meeting that the director attends. We also reimburse our directors for travel expenses.

(2)	Mr. Richard E. Forkey served as our Chief Executive Officer until February 8, 2011 and as a Director until July 9, 2014. He currently serves as the Founder and Director Emeritus. He receives no compensation for this position.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following tables set forth information regarding our common stock owned as of the close of business on September 15, 2017 by the following persons: (i) each person who is known by us to own beneficially more than 5% of our common stock, (ii) each of our directors who beneficially owns our common stock, (iii) each of our Named Executive Officers who beneficially own our common stock and (iv) all executive officers and directors, as a group, who beneficially own our common stock. The information on beneficial ownership in the table and footnotes thereto is based upon data furnished to us by, or on behalf of, the persons listed in the table.

We have determined beneficial ownership in accordance with the rules of the SEC. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons and entities named in the table below have sole voting and investment power with respect to all shares of common stock that they beneficially own, subject to applicable community property laws.

In computing the number of shares of common stock beneficially owned by a person and the percentage ownership of that person, we deemed outstanding shares of common stock subject to options held by that person or group that are currently exercisable or exercisable within 60 days after September 15, 2017. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person or group.

Stockholders Known by Us to Own Over 5% of Our Common Stock

	Amount of beneficial ownership (1)			Percent of
Name and Address of Beneficial Owner	Shares Owned	Shares – Rights to Acquire	Total Number	Shares Beneficially Owned (2)

Hershey Strategic Capital, LP (3) 888 7 th Ave., 17 th Floor New York, New York 10019	1,460,980	62,500	1,523,480	16.1%

Stuart L Sternberg (4) 85 Bellevue Ave Rye, NY 10580	1,091,355	0	1,091,355	11.6%

AWM Investment Company, Inc. (5) c/o Special Situations Funds 527 Madison Avenue, Suite 2600 New York, NY 10022	0	600,810	600,810	6.0%

MHW Partners, L.P. (6) 150 East 52 nd Street 30 th Fl. New York, New York 10022	595,680	386,812	982,492	10.0%

Dolphin Offshore Partners LP (7) 4828 First Coast Highway, STE 5 Fernandina, FL 32034	1,612,341	458,334	2,070,675	20.9%

DAFNA Capital Management LLC (8) 10990 Wilshire Boulevard, Suite 1400 Los Angeles, CA 90024	388,889	382,336	771,225	7.9%

Alpha Capital Anstalt (9) 150 Central Park South New York, New York 10019	277,778	273,096	550,874	5.7%

(1)	Represents shares with respect to which each beneficial owner listed has or will have, upon acquisition of such shares upon exercise or conversion of options, warrants, conversion privileges or other rights exercisable within 60 sixty days, sole voting and investment power. For the purposes of this table, we have not assumed the limitations on exercise set forth in certain warrants, which limit the number of shares of common stock that the holder, together with all other shares of common stock beneficially owned by such person, does not exceed 4.999% of the total outstanding shares of common stock.

(2)	As of September 15, 2017, there were 9,428,472 shares of our common stock issued and outstanding. Percentages are calculated on the basis of the amount of issued and outstanding common stock plus, for each person or group, any securities that such person or group has the right to acquire within 60 days pursuant to options, warrants, conversion privileges or other rights.

(3)

We relied, in part, on the Schedule 13D/A jointly filed by Hershey Strategic Capital, LP, Hershey Management I, LLC and Hershey Strategic Capital GP, LLC on January 20, 2017 and on the Schedule 13D/A jointly filed by Hershey Strategic Capital, LP, Hershey Management I, LLC and Hershey Strategic Capital GP, LLC on December 1, 2016 for this information.

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

Hershey Strategic Capital, LP beneficially owns 1,460,980 shares of common stock and 62,500 shares that may be acquired upon the exercise of outstanding warrants. Hershey Strategic Capital, LP is managed by Adam Hershey, and in such capacity, Mr. Hershey holds the power to vote and direct the disposition of all shares of common stock owned by Hershey Strategic Capital, LP. Hershey Management I disclaims beneficial ownership in the shares. These warrants vest on October 2, 2017 and expire on October 16, 2017. The warrant exercise price was variable depending on the Company’s achievement of certain performance criteria. The warrant exercise price was agreed to be $0.40 per share if the Company achieved both of the revenue and income performance criteria as defined, the exercise price would be $0.20 per share if the Company achieved one of the performance criteria, and the exercise price would be $0.01 if the Company did not achieve either of the performance criteria as of June 30, 2017. Since the Company did not achieve either of the criteria, the exercise price of the warrants is $0.01. However, the aggregate number of shares of common stock into which such warrants are exercisable, and which Hershey Strategic Capital, LP has the right to acquire beneficial ownership, is limited to the number of shares of common stock that, together with all other shares of common stock beneficially owned by Hershey Strategic Capital, LP, does not exceed 4.999% of the total outstanding shares of common stock. Accordingly, such warrants are not currently exercisable into common stock until the actual shares of common stock held by Hershey Strategic Capital, LP is less than 4.999% of the total outstanding shares of common stock. Hershey Strategic Capital, LP may waive this 4.999% restriction with 61 days’ notice to us.

(4)

We relied, in part, on the Schedule 13G and Form 3 jointly filed by Stuart Sternberg on November 25, 2015, and on a Form 4 filed with the SEC on January 26, 2016 by Stuart Sternberg for this information.

Stuart Sternberg beneficially owns 1,091,355 shares of common stock, of which 924,688 shares are held in street name.

(5)	We relied, in part, on a Schedule 13G/A filed with the SEC on June 9, 2017 and on a Schedule 13G/A filed with the SEC on February 10, 2017 by AWM Investment Company, Inc. for this information.

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

Special Situations Fund III QP owns warrants to purchase 600,810 shares of common stock, expiring September 28, 2017. AWM Investment Company has the power to vote and direct the disposition of all shares of common stock and warrants owned by Special Situations Fund III QP.

AWM Investment Company, Messrs. Marxe, Stettner and Greenhouse are deemed to beneficially own a total of 7,230,000 warrants to purchase an aggregate of 600,810 shares of common stock, expiring September 28, 2017. However, the aggregate number of shares of common stock into which 562,864 warrants of the total warrants held by Special Situations Fund III QP are exercisable, and which AWM Investment Company, Messrs. Marxe, Stettner and Greenhouse have the right to acquire beneficial ownership, is limited to the number of shares of common stock that, together with all other shares of common stock beneficially owned by AWM Investment Company, Messrs. Marxe, Stettner and Greenhouse, does not exceed 4.999% of the total outstanding shares of common stock. Special Situations Fund III QP may waive this 4.999% restriction with 61 days’ notice to us. AWM Investment Company disclaims beneficial ownership for the shares and warrants.

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

MHW Partners, L.P. beneficially owns 595,680 shares of common stock, 296,812 shares that may be acquired upon the exercise of outstanding warrants, and 90,000 shares that may be acquired upon the exercise of outstanding stock options by Mr. Woodward. Warrants for 204,680 shares have an exercise price of $0.95 and expire on September 28, 2017. Warrants for 78,333 shares vest on October 2, 2017 and expire on October 16, 2017. The warrant exercise price was variable depending on the Company’s achievement of certain performance criteria. The warrant exercise price was agreed to be $0.40 per share if the Company achieved both of the revenue and income performance criteria as defined, the exercise price would be $0.20 per share if the Company achieved one of the performance criteria, and the exercise price would be $0.01 if the Company did not achieve either of the performance criteria as of June 30, 2017. Since the Company did not achieve either of the criteria, the exercise price of the warrants is $0.01. The options vested in three installments: one-third vested immediately on the date of grant; one-third vested in on May 18, 2016; the remaining one-third vested in on May 18, 2017. The options have an exercise price of $0.73 and expire on May 18, 2025. However, the aggregate number of shares of common stock into which such warrants and options are exercisable, and which MHW Partners, L.P. has the right to acquire beneficial ownership, is limited to the number of shares of common stock that, together with all other shares of common stock beneficially owned by MHW Partners, L.P., does not exceed 4.999% of the total outstanding shares of common stock. Accordingly, such warrants and options are not currently exercisable into common stock until the actual shares of common stock held by MHW Partners, L.P. is less than 4.999% of the total outstanding shares of common stock. MHW Partners, L.P. may waive this 4.999% restriction with 61 days’ notice to us.

(7)

We relied, in part, on the Schedule 13D/A filed jointly by Dolphin Offshore Partners, L.P., Dolphin Mgmt. Services, Inc. and Peter E. Salas on December 27, 2017 for this information.

Dolphin Offshore Partners, L.P., a Delaware limited partnership, is an investment manager. Dolphin Mgmt. Services, Inc., a Delaware corporation, is the managing general partner of Dolphin Offshore Partners, L.P. Peter E. Salas is the President, sole shareholder and controlling person of Dolphin Mgmt. Services, Inc. Peter Salas is a U.S. citizen.

Dolphin Offshore Partners, L.P., Dolphin Mgmt. Services, Inc. and Peter E. Salas each may be deemed to beneficially own an aggregate of 1,612,341 shares of common stock, and 458,334 shares that may be acquired upon the exercise of outstanding warrants. Dolphin Offshore Partners, L.P., Dolphin Mgmt. Services, Inc. and Peter E. Salas each may be deemed to have shared power to vote or direct the vote, and dispose or direct the disposition, of all such shares of common stock and warrants. The warrants vest on October 2, 2017 and expire on October 16, 2017. The warrant exercise price was variable depending on the Company’s achievement of certain performance criteria. The warrant exercise price was agreed to be $0.40 per share if the Company achieved both of the revenue and income performance criteria as defined, the exercise price would be $0.20 per share if the Company achieved one of the performance criteria, and the exercise price would be $0.01 if the Company did not achieve either of the performance criteria as of June 30, 2017. Since the Company did not achieve either of the criteria, the exercise price of the warrants is $0.01. However, the aggregate number of shares of common stock into which such warrants and options are exercisable, and which MHW Dolphin Offshore Partners, L.P., Dolphin Mgmt. Services, Inc. and Peter E. Salas has the right to acquire beneficial ownership, is limited to the number of shares of common stock that, together with all other shares of common stock beneficially owned by Dolphin Offshore Partners, L.P., Dolphin Mgmt. Services, Inc. and Peter E. Salas, does not exceed 4.999% of the total outstanding shares of common stock. Accordingly, such warrants and options are not currently exercisable into common stock until the actual shares of common stock held by Dolphin Offshore Partners, L.P., Dolphin Mgmt. Services, Inc. and Peter E. Salas is less than 4.999% of the total outstanding shares of common stock. Dolphin Offshore Partners, L.P., Dolphin Mgmt. Services, Inc. and Peter E. Salas may waive this 4.999% restriction with 61 days’ notice to us.

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

DAFNA Capital Management beneficially owns 204,610 shares of common stock and stock purchase warrants exercisable into 382,336 shares of common stock with an exercise price of $0.89 and which expire on September 28, 2017. DAFNA LifeScience owns 388,889 shares of common stock and 109,240 shares that may be acquired upon the exercise of outstanding warrants. DAFNA Lifescience Market Neutral owns 76,467 shares that may be acquired upon the exercise of outstanding warrants. DAFNA Lifescience Select owns 196,629 shares that may be acquired upon the exercise of outstanding warrants. However, the aggregate number of shares of common stock into which such warrants are exercisable, and which DAFNA Capital Management has the right to acquire beneficial ownership, is limited to the number of shares of common stock that, together with all other shares of common stock beneficially owned by DAFNA Capital Management, does not exceed 4.999% of the total outstanding shares of common stock. Accordingly, such warrants are not currently exercisable into common stock until the actual shares of common stock held by DAFNA Capital Management is less than 4.999% of the total outstanding shares of common stock. DAFNA LifeScience Market Neutral, DAFNA LifeScience Select, and DAFNA LifeScience may waive this 4.999% restriction with 61 days’ notice to us.

(9)	Alpha Capital Anstalt beneficially owns 277,778 shares of common stock and 273,096 shares that may be acquired upon the exercise of outstanding warrants. However, the aggregate number of shares of common stock into which such warrants are exercisable, and which Alpha Capital Anstalt has the right to acquire beneficial ownership, is limited to the number of shares of common stock that, together with all other shares of common stock beneficially owned by Alpha Capital Anstalt, does not exceed 4.999% of the total outstanding shares of common stock. Accordingly, such warrants are not currently exercisable into common stock until the actual shares of common stock held by Alpha Capital Anstalt is less than 4.999% of the total outstanding shares of common stock. Alpha Capital Anstalt may waive this 4.999% restriction with 61 days’ notice to us.

Officers and Directors

		Amount of beneficial ownership (2)			Percent of
Name and address of beneficial owner (1)	Nature of beneficial ownership	Shares Owned	Shares – Rights to Acquire	Total Number	Shares Beneficially Owned (3)
Joseph N. Forkey (4)	Chief Executive Officer, President, Treasurer and Director	33,620	171,849	205,469	2.1%

Richard E. Forkey (5)	Director Emeritus	200,377	27,311	227,688	2.4%

Peter H. Woodward (6)	Chairman of the Board of Directors	595,680	386,812	982,492	10.0%

Richard B. Miles (7)	Director	15,112	85,725	100,837	1.1%

Kenneth S. Schwartz (8)	Director	14,925	60,000	74,925	*

Andrew J. Miclot (9)	Director	0	40,000	40,000	*

Donald A. Major (10)	Chief Financial Officer, Secretary	125,778	197,104	322,882	3.4%

Richard G. Cyr (11)	Optics Laboratory Manager	0	45,000	45,000	*

All directors and executive officers as a group		985,492	1,013,801	1,999,293	19.1

* Percentage of shares beneficially owned does not exceed one percent of issued and outstanding shares of stock.

(1)	Unless otherwise stated, the address of each beneficial owners listed on the table is c/o Precision Optics Corporation, Inc., 22 East Broadway, Gardner, MA 01440.

(2)	Represents shares with respect to which each beneficial owner listed has or will have, upon acquisition of such shares upon exercise or conversion of options, warrants, conversion privileges or other rights exercisable within 60 sixty days, sole voting and investment power.

(3)	As of September 15, 2017, we had 9,428,472 shares of our common stock issued and outstanding. Percentages are calculated on the basis of the amount of issued and outstanding common stock plus, for each person or group, any securities that such person or group has the right to acquire within 60 days of September 15, 2017 pursuant to options, warrants, conversion privileges or other rights.

(4)	Dr. Forkey is a member of our Board of Directors and serves as our Chief Executive Officer, President and Treasurer. Dr. Forkey’s beneficial ownership consists of (a) 33,620 shares of common stock held in joint ownership with his wife, Heather Forkey, with whom he shares voting and dispositive control, (b) 21,849 shares of common stock that may be acquired upon the exercise of outstanding warrants, and (c) 150,000 shares of common stock that may be acquired upon the exercise of outstanding stock options.

(5)	Mr. Forkey is our Director Emeritus. He served as our Chief Executive Officer until February 8, 2011, and Director until July 9, 2014. Mr. Forkey’s beneficial ownership consists of (a) 200,377 shares of common stock, and (b) 21,849 shares of common stock that may be acquired upon the exercise of outstanding warrants.

(6)	Mr. Peter Woodward is the Chairman of our Board of Directors. Mr. Woodward is the managing member and general partner of MHW Partners and in such capacity, Mr. Woodward holds the power to vote and direct the disposition of all shares of common stock owned by MHW Partners. On September 28, 2012, MHW Partners purchased 222,223 shares of our common stock, and warrants to purchase up to 168,386 shares of our common stock at an exercise price of $1.11 per share, subject to adjustment and a call provision if certain market price targets are reached, and an expiration date of September 28, 2017. On July 2, 2014, MHW Partners purchased 125,000 shares of common stock. On October 19, 2015, MHW Partners purchased 100,000 shares of common stock. On November 22, 2016 MHW Partners purchased 156,667 shares of common stock, and warrants to purchase 78,333 shares of common stock at an exercise at a variable exercise price subject to the Companies achievement of certain performance criteria. The November 22, 2016 warrants become exercisable on October 2, 2017 at $0.01 per share and expire on October 16, 2017. Mr. Woodward’s beneficial ownership consists of (a) 595,680 shares of common stock held through MHW Partners, L.P., and (b) 296,812 shares of common stock that may be acquired upon the exercise of outstanding warrants held through MHW Partners, L.P., and (c) 90,000 shares of common stock which may be acquired upon the exercise of outstanding stock options.

(7)	Mr. Miles is a member of our Board of Directors. Mr. Miles’ beneficial ownership consists of (a) 15,112 shares of common stock, (b) 10,925 shares that may be acquired upon the exercise of outstanding warrants, and (c) 74,800 shares of common stock that may be acquired upon the exercise of outstanding stock options.

(8)	Mr. Kenneth Schwartz is a member of our Board of Directors. Mr. Schwartz’s beneficial ownership consists of (a) 14,925 shares of common stock, and (b) 60,000 shares that may be acquired upon the exercise of outstanding stock options.

(9)	Mr. Andrew Miclot is a member of our Board of Directors. Mr. Miclot’s beneficial ownership consists of 40,000 shares that may be acquired upon the exercise of outstanding stock options.

(10)	Mr. Major is our Chief Financial Officer. Mr. Major’s beneficial ownership consists of (a) 125,778 shares of common stock, (b) 27,304 shares of common stock that may be acquired upon the exercise of outstanding warrants and (c) 169,800 shares of common stock that may be acquired upon the exercise of outstanding stock options.

(11)	Mr. Cyr is our Optics Laboratory Manager and is considered a “named executive officer” as defined in Item 402(a)(3) of Regulation S-K. Mr. Cyr’s beneficial ownership consists of 45,000 shares of common stock that may be acquired upon the exercise of outstanding stock options.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Certain Relationships and Related Transactions

Since the beginning of the last fiscal year we had the following related party transactions.

Transactions with Officers and Directors

We lease our main facility in Gardner, Massachusetts from Equity Assets, Inc., a company wholly-owned by Mr. Richard E. Forkey, our Director Emeritus and our former Director and Chief Executive Officer until July 9, 2014. We are currently a tenant-at-will, paying rent of $9,000 per month, or an aggregate of $108,000 per year, for each of fiscal years 2017 and 2016.

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

In conjunction with the 2015 offering, certain anti-dilution provisions of the warrants issued in conjunction with our September 28, 2012 financing transaction were triggered. Our Chief Executive Officer, Dr. Forkey, our Chief Financial Officer, Mr. Major, and our director Richard B. Miles and our Chairman of the Board Mr. Woodward, as principal of MHW Partners, L.P. participated in the 2012 financing and held 2012 warrants. As a result of the 2015 offering, the warrant exercise price decreased from $1.11 to $1.06 and the number of existing September 28, 2012 warrants increased from 17,519 to 18,346 for Dr. Forkey, from 21,898 to 22,930 for Mr. Major, from 8,760 to 9,173 for Mr. Miles and 175,177 to 183,440 for Mr. Woodward, respectively.

Sale of Stock in November 2016

On November 22, 2016, we entered into agreements with accredited investors for the sale and purchase of 1,333,334 units with each unit consisting of one share of our common stock, $0.01 par value and one warrant to purchase one-half of one share of our common stock, at a purchase price of $0.60 per unit. We received $780,000 in gross cash proceeds from the offering and settled an outstanding accounts payable balance with a consultant in the amount of $20,000 by issuing units. We are using the net proceeds from this placement for general working capital purposes.

In conjunction with the placement, we also entered into a registration rights agreement with the investors, and in compliance with the terms of the agreement the registration statement was filed on February 3, 2017 and became effective on February 24, 2017.

The warrants issued in this offering will vest on October 2, 2017 and expire on October 16, 2017. The warrant exercise price was variable and depended on our achievement of certain performance criteria. The warrant exercise price was agreed to be $0.40 per share if we achieved both of the revenue and income performance criteria as defined, the exercise price would be $0.20 per share if we achieved one of the performance criteria, and the exercise price would be $0.01 if we did not achieve either of the performance criteria. Since we did not achieve either of the criteria, the exercise price of the warrants is $0.01.

Pursuant to the above transaction, our Chairman of the Board Mr. Woodward, as principal of MHW Partners, L.P., purchased 156,667 shares of our common stock and 78,333 warrants to purchase common stock at an aggregate purchase price of $94,000.

In conjunction with the 2016 offering, certain anti-dilution provisions of the warrants issued in conjunction with our September 28, 2012 financing transaction were triggered. Our Chief Executive Officer, Dr. Forkey, our Chief Financial Officer, Mr. Major, and our director Richard B. Miles and our Chairman of the Board Mr. Woodward, as principal of MHW Partners, L.P. participated in the 2012 financing and held 2012 warrants. As a result of the 2016 offering, the warrant exercise price decreased from $1.06 to $0.95 and the number of existing September 28, 2012 warrants increased from 18,346 to 20,496 for Dr. Forkey, from 22,930 to 25,580 for Mr. Major, from 9,173 to 10,235 for Mr. Miles and 183,440 to 204,680 for Mr. Woodward, respectively.

Sale of Stock in August 2017

On August 22, 2017, we entered into agreements with accredited investors for the sale and purchase of 466,668 shares of our common stock, $0.01 par value at a purchase price of $0.45 per share. We received $210,000 in gross proceeds from the offering. We intend to use the net proceeds from this placement for general working capital purposes.

Concurrently with the placement, we entered into an agreement with an investor for the sale of 88,888 unregistered shares of our common stock for services provided to us at a price of $0.45 per share.

In conjunction with the 2017 offering, certain anti-dilution provisions of the warrants issued in conjunction with our September 28, 2012 financing transaction were triggered. Our Chief Executive Officer, Dr. Forkey, our Chief Financial Officer, Mr. Major, and our director Richard B. Miles and our Chairman of the Board Mr. Woodward, as principal of MHW Partners, L.P. participated in the 2012 financing and held 2012 warrants. As a result of the 2017 offering, the warrant exercise price decreased from $0.95 to $0.89 and the number of existing September 28, 2012 warrants increased from 20,496 to 21,849 for Dr. Forkey, from 25,580 to 27,304 for Mr. Major, from 10,235 to 10,925 for Mr. Miles and 204,680 to 218,479 for Mr. Woodward, respectively.

Transactions with Stockholders Known by Us to Own 5% or More of Our Common Stock

Pursuant to the October 2015 placement described above, Hershey Strategic Capital, L.P. purchased 37,313 shares of our common stock at an aggregate purchase price of $25,000. At the time of the transaction, Hershey Strategic Capital was a beneficial owner of more than 5% of our outstanding common stock.

Pursuant to the November 2016 placement described above, Dolphin Offshore Partners LP purchased 916,667 shares of our common stock and warrants to purchase 458,334 shares of our common stock at an aggregate purchase price of $550,000, and Hershey Strategic Capital L.P. purchased 125,000 shares of our common stock and warrants to purchase 62,500 shares of our common stock at an aggregate purchase price of $75,000. Dolphin Offshore Partners and Hershey Strategic Capital were beneficial owners of more than 5% of our outstanding common stock.

Director Independence

During the fiscal year ended June 30, 2017, the Board of Directors determined that Messrs. Richard B. Miles, and Andrew J. Miclot were “independent” as defined under the standards of independence set forth in the NASDAQ Listing Rules and the rules under the Securities Exchange Act of 1934.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

Independent Registered Public Accounting Firm Fees

Our principal and sole independent registered public accounting firm for the fiscal years ending June 30, 2017 and 2016 is Stowe & Degon LLC, referred to as Stowe. The following table presents fees for professional audit services and other services rendered by Stowe, for the fiscal years ended June 30, 2016 and 2015:

	2017	2016
Audit Fees (1)	$72,246	$71,250
Audit-Related Fees (2)	2,650	3,025
Total Audit and Audit-Related Fees	74,896	74,275
Tax Fees (3)	7,750	7,750
Total Fees	$82,646	$82,025

(1)	Audit fees for fiscal 2017 are comprised of fees for professional services performed for the audit of our annual financial statements and review of our quarterly financial statements of $73,896, including direct out-of-pocket expenses in the amount of $1,146. Audit fees for fiscal 2016 are comprised of fees for professional services performed for the audit of our annual financial statements and review of our quarterly financial statements of $71,250, including direct out-of-pocket expenses in the amount of $750.

(2)	Audit-related fees are comprised of fees for assurance and related attestation services that are reasonably related to the performance of the audit of our annual financial statements, or the review thereof, and fees for due diligence services.

(3)	Tax fees for fiscal 2017 and 2016 by Stowe are comprised of fees for professional services performed with respect to corporate tax compliance, tax planning and tax advice.

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

The following documents are filed in Part II, Item 8 of this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at June 30, 2017 and 2016

Consolidated Statements of Operations for the years ended June 30, 2017 and 2016

Consolidated Statements of Stockholders’ Equity for the years ended June 30, 2017 and 2016

Consolidated Statements of Cash Flows for the years ended June 30, 2017 and 2016

Notes to Consolidated Financial Statements

2.	FINANCIAL STATEMENT SCHEDULES

All financial statement schedules have been omitted as they are not required, not applicable, or the required information is otherwise included.

3.	EXHIBITS

The exhibits listed below are filed with or incorporated by reference in this report.

Exhibit	Description

2.1	Asset Purchase Agreement between the Company and Optometrics Corporation, dated January 18, 2008 (included as Exhibit 2.1 to the Form 8-K filed January 25, 2008 and incorporated herein by reference).

3.1	Articles of Organization of Precision Optics Corporation, Inc., as amended (included as Exhibit 3.1 to the Form SB-2 filed March 16, 2007, and incorporated herein by reference).

3.2	Bylaws of Precision Optics Corporation, Inc. (included as Exhibit 3.2 to the Form S-1 filed December 18, 2008, and incorporated herein by reference).

3.3	Articles of Amendment to the Articles of Organization of Precision Optics Corporation, Inc., dated November 25, 2008 and effective December 11, 2008 (included as Exhibit 3.1 to the Form 8-K filed December 11, 2008, and incorporated herein by reference).

3.4	Amended and Restated Bylaws of Precision Optics Corporation, Inc. (included as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed July 11, 2014, and incorporated herein by reference).

4.1	Form of Warrant to Purchase Shares of Common Stock, dated September 28, 2012 (included as Exhibit 4.1 to the Form 8-K filed October 2, 2012, and incorporated herein by reference).

4.2	Registration Rights Agreement by and among the Company and each investor named therein, dated September 28, 2012 (included as Exhibit 4.2 to the Form 8-K filed October 2, 2012, and incorporated herein by reference).

4.3	Warrant to Purchase Shares of Common Stock issued to Loewen, Ondaatje, McCutcheon USA LTD, dated September 28, 2012 (included as Exhibit 4.3 to the Form 8-K filed October 2, 2012, and incorporated herein by reference).

4.4	Form of Warrant to Purchase Shares of Common Stock (Special Situations Settlement), dated February 12, 2013 (included as Exhibit 4.1 to the Form 8-K filed February 13, 2013, and incorporated herein by reference).

4.5	Registration Rights Agreement by and among the Company, Special Situations Fund III QP, L.P. and Special Situations Private Equity Fund, L.P., dated February 12, 2013 (included as Exhibit 4.2 to the Form 8-K filed February 13, 2013, and incorporated herein by reference).

4.6	Form of Warrant to Purchase Shares of Common Stock (Pitlor and Schumsky Settlement), dated February 12, 2013 (included as Exhibit 4.3 to the Form 8-K filed February 13, 2013, and incorporated herein by reference).

4.7	Form of Warrant, by and among Precision Optics Corporation, Inc. and several Investors, dated November 22, 2016 (included as Exhibit 10.3 to the Form 8-K filed November 29, 2016, and incorporated herein by reference).

10.1	Precision Optics Corporation, Inc. 2006 Equity Incentive Plan (included as Exhibit 99.1 to the Form 8-K filed December 4, 2006, and incorporated herein by reference).

10.2	Form of Incentive Stock Option Certificate (included as Exhibit 10.1 to the Form 10-QSB filed February 14, 2007, and incorporated herein by reference).

10.3	Form of Nonstatutory Stock Option Certificate (included as Exhibit 10.2 to the Form 10-QSB filed February 14, 2007, and incorporated herein by reference).

10.4	Compensation Agreement with Joseph N. Forkey, dated December 3, 2010 (included as Exhibit 10.12 to the Form 8-K filed December 6, 2010, and incorporated herein by reference).

10.5	Asset Purchase Agreement between the Company and Intuitive Surgical Operations, Inc., dated July 27, 2011 (included as Exhibit 10.1 to the Form 8-K filed August 3, 2011, and incorporated herein by reference).

10.6	Precision Optics Corporation, Inc. 2011 Equity Incentive Plan, dated October 13, 2011 (included as Exhibit 10.2 to Form S-8 filed October 14, 2011, and incorporated herein by reference.)

10.7	Precision Optics Corporation, Inc. 2011 Deferred Compensation Plan, dated October 13, 2011 (included as Exhibit 10.3 to Form S-8 filed October 14, 2011, and incorporated herein by reference.)

10.8	Side Letter Agreement to the Compensation Agreement with Joseph N. Forkey, dated October 14, 2011 (included as Exhibit 10.5 to the Form 8-K filed October 19, 2011, and incorporated herein by reference).

10.9	Endorsement to 10% Senior Secured Convertible Note by the Company, dated October 31, 2011, and accepted by Special Situations Private Equity Fund, L.P. (included as Exhibit 10.2 to the Form 8-K filed November 3, 2011, and incorporated herein by reference).

10.10	Endorsement to 10% Senior Secured Convertible Note by the Company, dated October 31, 2011, and accepted by Special Situations Fund III QP, L.P. (included as Exhibit 10.3 to the Form 8-K filed November 3, 2011, and incorporated herein by reference).

10.11	Endorsement to 10% Senior Secured Convertible Note by the Company, dated July 31, 2012, and accepted by Arnold Schumsky (included as Exhibit 10.27 to the Form 10-K filed October 15, 2012, and incorporated herein by reference.)

10.12	Endorsement to 10% Senior Secured Convertible Note by the Company, dated August 31, 2012, and accepted by Arnold Schumsky (included as Exhibit 10.28 to the Form 10-K filed October 15, 2012, and incorporated herein by reference.)

10.13	Notice of Repayment of 10% Senior Secured Convertible Note in Full by the Company, dated September 28, 2012, and accepted by Arnold Schumsky (included as Exhibit 10.29 to the Form 10-K filed October 15, 2012, and incorporated herein by reference.)

10.14	Purchase Agreement by and among the Company and each investor named therein, dated September 28, 2012 (included as Exhibit 10.1 to the Form 8-K filed October 2, 2012, and incorporated herein by reference).

10.15	Settlement Agreement by and among the Company, Special Situations Fund III QP, L.P. and Special Situations Private Equity Fund, L.P., dated February 12, 2013 (included as Exhibit 10.1 to the Form 8-K filed February 13, 2013, and incorporated herein by reference).

10.16	Settlement Agreement by and between the Company and Joel Pitlor, dated February 12, 2013 (included as Exhibit 10.2 to the Form 8-K filed February 13, 2013, and incorporated herein by reference).

10.17	Settlement Agreement by and between the Company and Arnold Schumsky, dated February 12, 2013 (included as Exhibit 10.3 to the Form 8-K filed February 13, 2013, and incorporated herein by reference).

10.18	Form of Purchase Agreement by and among the Company and Investor (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 7, 2014, and incorporated herein by reference).

10.19	Form of Registration Rights Agreement by and among the Company and Investor (included as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed July 7, 2014, and incorporated herein by reference).

10.20	Precision Optics Corporation, Inc. Amended 2011 Equity Incentive Plan, dated October 14, 2011, as amended on April 16, 2015 (included as Exhibit 10.1 to the Company’s Registration Statement on Form S-8 filed April 20, 2015, and incorporated herein by reference).

10.21	Form of Purchase Agreement by and among the Company and Investor (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 23, 2015, and incorporated herein by reference).

10.22	Form of Registration Rights Agreement by and among the Company and Investors (included as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 23, 2015, and incorporated herein by reference).

10.23	Consulting Agreement with Donald A. Major dated June 15, 2016 (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 23, 2016, and incorporated herein by reference).

10.24	Form of Purchase Agreement, by and among Precision Optics Corporation, Inc. and several Investors, dated November 22, 2016 (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 29, 2016, and incorporated herein by reference).

10.25	Form of Registration Rights Agreement, by and among Precision Optics Corporation, Inc. and several Investors, dated November 22, 2016 (included as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 29, 2016, and incorporated herein by reference).

10.26	Form of Purchase Agreement, by and among Precision Optics Corporation, Inc. and several Investors, dated August 22, 2017 (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 25, 2017, and incorporated herein by reference).

10.27	Form of Registration Rights Agreement, by and among Precision Optics Corporation, Inc. and several Investors, dated August 22, 2017 (included as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 25, 2017, and incorporated herein by reference).

14.1	Precision Optics Corporation, Inc. Corporate Code of Ethics and Conduct (included as Exhibit 14.1 to the Form 10-K filed September 28, 2008, and incorporated herein by reference).

21.1	Subsidiaries of the Registrant (included as Exhibit 21.1 to the Form 10-K filed September 26, 2008, and incorporated herein by reference).

23.1*	Consent of Independent Registered Public Accounting Firm.

31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRECISION OPTICS CORPORATION, INC.

Date: September 28, 2017	By:	/s/ Joseph N. Forkey
Joseph N. Forkey President and Chief Executive Officer
(Principal Executive Officer)

Date: September 28, 2017	By:	/s/ Donald A. Major
Donald A. Major Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Joseph N. Forkey Joseph N. Forkey	Chief Executive Officer, President, Treasurer and Director (Principal Executive Officer)	Date: September 28, 2017

/s/ Donald A. Major Donald A. Major	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	Date: September 28, 2017

/s/ Andrew J. Miclot	Director	Date: September 28, 2017
Andrew J. Miclot

/s/ Peter H. Woodward	Director, Chairman	Date: September 28, 2017
Peter H. Woodward

/s/ Richard B. Miles	Director	Date: September 28, 2017
Richard B. Miles

/s/Kenneth S. Schwartz	Director	Date: September 28, 2017
Kenneth S. Schwartz

