Form 10-Q
period 2017-09-30
PRECISION OPTICS CORPORATION, INC.
filed 2017-11-14
CIK 867840

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or

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

The number of shares outstanding of the issuer’s common stock, par value $0.01 per share, at October 31, 2017 was 10,095,139 shares.

PRECISION OPTICS CORPORATION, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30, 2017	June 30, 2017
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$194,714	$118,405
Accounts Receivable, net	613,961	468,548
Inventories, net	967,285	1,055,447
Prepaid Expenses	51,394	55,985
Total Current Assets	1,827,354	1,698,385
PROPERTY AND EQUIPMENT
Machinery and Equipment	2,507,190	2,507,190
Leasehold Improvements	553,596	553,596
Furniture and Fixtures	148,303	148,303
	3,209,089	3,209,089

Less: Accumulated Depreciation and Amortization	(3,145,585)	(3,136,835)
Net Fixed Assets	63,504	72,254

Patents, net	30,086	30,086

TOTAL ASSETS	$1,920,944	$1,800,725

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Current Portion of Capital Lease Obligation	$8,531	$8,391
Accounts Payable	663,302	694,958
Customer Advances	122,495	180,137
Accrued Employee Compensation	144,873	189,783
Accrued Professional Services	91,500	71,000
Accrued Warranty Expense	25,000	25,000
Other Accrued Liabilities	41,175	49,512
Total Current Liabilities	1,096,876	1,218,781

Capital Lease Obligation, net of current portion	21,378	23,564

STOCKHOLDERS’ EQUITY
Common Stock, $0.01 par value - Authorized - 50,000,000 shares; Issued and Outstanding – 9,428,472 shares at September 30, 2017 and 8,872,916 shares at June 30, 2017	94,285	88,729
Additional Paid-in Capital	45,407,922	45,140,383
Accumulated Deficit	(44,699,517)	(44,670,732)
Total Stockholders’ Equity	802,690	558,380

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,920,944	$1,800,725

The accompanying notes are an integral part of these consolidated interim financial statements.

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED

SEPTEMBER 30, 2017 AND 2016

(UNAUDITED)

	Three Months Ended September 30,
	2017	2016
Revenues	$1,028,746	$849,548

Cost of Goods Sold	642,004	682,497
Gross Profit	386,742	167,051

Research and Development Expenses, net	118,427	116,992

Selling, General and Administrative Expenses	296,584	343,782

Gain on Sale of Assets	–	(315)
Total Operating Expenses	415,011	460,459

Operating Loss	(28,269)	(293,408)

Interest Expense	(516)	–

Net Loss	$(28,785)	$(293,408)

Loss Per Share:
Basic	$(0.00)	$(0.04)
Diluted	$(0.00)	$(0.04)

Weighted Average Common Shares Outstanding:
Basic	9,108,423	7,539,582
Diluted	9,108,423	7,539,582

The accompanying notes are an integral part of these consolidated interim financial statements.

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED

SEPTEMBER 30, 2017 AND 2016

(UNAUDITED)

	Three Months Ended September 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(28,785)	$(293,408)
Adjustments to Reconcile Net Loss to Net Cash Provided From (Used In) Operating Activities -
Depreciation and Amortization	8,750	7,621
Gain on Sale of Assets	–	(315)
Stock-based Compensation Expense	26,057	60,901
Non-cash Consulting Expense	(7,425)	8,550
Changes in Operating Assets and Liabilities -
Accounts Receivable, net	(145,413)	184,327
Inventories, net	88,162	140,979
Prepaid Expenses	4,591	6,297
Accounts Payable	5,381	60,085
Customer Advances	(57,642)	11,025
Accrued Liabilities	(25,322)	(28,274)
Net Cash Provided From (Used In) Operating Activities	(131,646)	157,788

CASH FLOWS FROM INVESTING ACTIVITIES:
Additional Patent Costs	–	(340)
Purchases of Property and Equipment	–	(3,500)
Proceeds from Sale of Assets	–	315
Net Cash Used In Investing Activities	–	(3,525)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of Capital Lease Obligation	(2,046)	(1,916)
Gross Proceeds from Private Placement of Common Stock	210,001	–
Net Cash Provided From (Used In) Financing Activities	207,955	(1,916)

NET INCREASE IN CASH AND CASH EQUIVALENTS	76,309	152,347
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	118,405	50,059

CASH AND CASH EQUIVALENTS, END OF PERIOD	$194,714	$202,406

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING AND INVESTING ACTIVITIES:
Issuance of Common Stock in Settlement of Accounts Payable	$40,000	$–
Offering Costs Included in Accounts Payable	$2,963	$–

The accompanying notes are an integral part of these consolidated interim financial statements.

PRECISION OPTICS CORPORATION, INC.

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Operations

The accompanying consolidated financial statements include the accounts of Precision Optics Corporation, Inc. and its wholly-owned subsidiaries (the “Company”). All significant intercompany accounts and transactions have been eliminated in consolidation.

These consolidated financial statements have been prepared by the Company, without audit, and reflect normal recurring adjustments which, in the opinion of management, are necessary for a fair statement of the results of the first quarter of the Company’s fiscal year 2018. These consolidated financial statements do not include all disclosures associated with annual consolidated financial statements and, accordingly, should be read in conjunction with footnotes contained in the Company’s consolidated financial statements for the year ended June 30, 2017, together with the Report of Independent Registered Public Accounting Firm filed under cover of the Company’s 2017 Annual Report on Form 10-K, filed with the Securities and Exchange Commission on September 28, 2017.

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

Income (Loss) Per Share

Basic income (loss) per share is computed by dividing net income or net loss by the weighted average number of shares of common stock outstanding during the period. Diluted income (loss) per share is computed by dividing net income or net loss by the weighted average number of shares of common stock outstanding during the period, plus the number of potentially dilutive securities outstanding during the period such as stock options and warrants. For the three months ended September 30, 2017 and 2016, the effect of such securities was antidilutive and not included in the diluted calculation because of the net loss generated in these periods.

The following is the calculation of loss per share for the three months ended September 30, 2017 and 2016:

	Three Months Ended September 30,
	2017	2016
Net Income (Loss) – Basic and Diluted	$(28,785)	$(293,408)

Basic and Diluted Weighted Average Shares Outstanding	9,108,423	7,539,582

Loss Per Share
Basic	$(0.00)	$(0.04)
Diluted	$(0.00)	$(0.04)

The number of shares issuable upon the exercise of outstanding stock options and warrants that were excluded from the computation as their effect was antidilutive was approximately 1,745,067 and 4,169,000 for the three months ended September 30, 2017 and 2016, respectively.

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

2.	INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out) or market and consisted of the following:

	September 30, 2017	June 30, 2017
Raw Materials	$412,847	$501,346
Work-In-Progress	356,278	388,614
Finished Goods	198,160	165,487
Total Inventories	$967,285	$1,055,447

3.	CAPITAL LEASE OBLIGATION

The Company entered into a five-year capital lease obligation in January 2016 for the acquisition of manufacturing equipment totaling $51,252. At September 30, 2017, future minimum lease payments under the capital lease obligation are as follows:

Fiscal Year Ending June 30:	Amount
2018	$7,688
2019	10,250
2020	10,250
2021	5,126
Total minimum payments	33,314
Less: amount representing interest	3,405
Present value of minimum lease payments	29,909
Less: current portion	8,531
$21,378

4.	STOCK-BASED COMPENSATION

Stock-based compensation costs recognized during the three months ended September 30, 2017 and 2016 amounted to $26,057 and $60,901 respectively, and the costs were included in the accompanying consolidated statements of operations in: selling, general and administrative expenses (2017 - $10,696; 2016 - $42,915), research and development expenses (2017 - $6,692, 2016 - $9,317) and cost of goods sold (2017 - $8,669; 2016 - $8,669). No compensation has been capitalized because such amounts would have been immaterial.

The following tables summarize stock option activity for the three months ended September 30, 2017:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Life
Outstanding at June 30, 2017	1,078,400	$0.78	7.01 years
Granted	–
Expired or Cancelled	–
Outstanding at September 30, 2017	1,078,400	$0.78	6.76 years

Information related to the stock options outstanding as of September 30, 2017 is as follows:

Range of Exercise Prices	Number of Shares	Weighted- Average Remaining Contractual Life (years)	Weighted- Average Exercise Price	Exercisable Number of Shares	Exercisable Weighted- Average Exercise Price
$0.27	40,000	3.79	$0.27	40,000	$0.27
$0.40	15,000	9.58	$0.40	5,000	$0.40
$0.48	60,000	8.50	$0.48	40,000	$0.48
$0.50	80,000	8.73	$0.50	45,000	$0.50
$0.50	20,000	3.72	$0.50	20,000	$0.50
$0.55	29,500	4.36	$0.55	29,500	$0.55
$0.73	539,500	7.63	$0.73	479,500	$0.73
$0.85	9,000	5.26	$0.85	9,000	$0.85
$0.90	9,000	6.26	$0.90	9,000	$0.90
$0.95	65,000	6.78	$0.95	65,000	$0.95
$1.20	207,800	4.42	$1.20	207,800	$1.20
$1.25	1,200	1.15	$1.25	1,200	$1.25
$1.35	1,200	2.15	$1.35	1,200	$1.35
$7.75	1,200	0.16	$7.75	1,200	$7.75
$0.27–$7.75	1,078,400	6.76	$0.78	953,400	$0.81

The aggregate intrinsic value of the Company’s “in-the-money” outstanding and exercisable options as of September 30, 2017 was $7,950 and $7,450, respectively.

5.	WARRANTS

As of September 30, 2017, there were warrants outstanding for the issuance of an aggregate of 666,667 shares of common stock, $0.01 par value at a purchase price of $0.01 per share. The warrants were exercisable beginning on October 2, 2017 and expired on October 16, 2017. All warrants for 666,667 shares were exercised before October 16, 2017, by payment to the Company for the aggregate purchase price of $6,667.

Warrants previously outstanding for the issuance of an aggregate of 2,994,893 shares of common stock, $0.01 par value at an average exercise price of $0.75 per share expired on September 28, 2017. None of these warrants were exercised before their expiration.

6.	SALE OF STOCK

On August 22, 2017, the Company entered into agreements with accredited investors for the sale and purchase of 466,668 unregistered shares of its common stock, $0.01 par value at a purchase price of $0.45 per share. The Company received $210,001 in gross proceeds from the offering. The Company is using the net proceeds from this placement for general working capital purposes.

Concurrently with the placement, the Company entered into an agreement with an investor for the sale of 88,888 unregistered shares of its common stock for services provided to the Company at a price of $0.45 per share.

In connection with the placement, the Company also entered into a registration rights agreement with the investors, whereby the Company is obligated to file a registration statement with the Securities Exchange Commission on or before 90 calendar days after August 22, 2017 to register the resale by the investors of 555,556 shares of our common stock purchased in the placement.

7.	SALE OF ASSETS

During the three months ended September 30, 2016, the Company sold equipment that was previously written off for proceeds totaling $315 and recorded gains of $315, which is included within operating expenses in the accompanying consolidated statements of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and notes to those statements included elsewhere in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 and with our audited consolidated financial statements for the year ended June 30, 2017 included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on September 28, 2017.

This Quarterly Report on Form 10-Q contains forward-looking statements. When used in this report, the words “anticipate,” “suggest,” “estimate,” “plan,” “project,” “continue,” “ongoing,” “potential,” “expect,” “predict,” “believe,” “intend,” “may,” “will,” “should,” “could,” “would” and similar expressions are intended to identify forward-looking statements. You should not place undue reliance on these forward-looking statements.  Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including the risks described in this report, the risks described in our Annual Report on Form 10-K for the year ended June 30, 2017 and other reports we file with the Securities and Exchange Commission. Although we believe the expectations reflected in the forward-looking statements are reasonable, they relate only to events as of the date on which the statements are made.  We do not intend to update any of the forward-looking statements after the date of this report to conform these statements to actual results or to changes in our expectations, except as required by law.

Overview

We have been developing and manufacturing advanced optical instruments since 1982. Today, the vast majority of our business is the design and manufacture of high-quality medical devices and less than 10% of our business is the design and manufacture of military and industrial products. Our medical instrumentation line includes traditional endoscopes and endocouplers as well as other custom imaging and illumination products for use in minimally invasive surgical procedures. Much of our recent development efforts have been targeted at the development of next generation endoscopes. Over the last ten years, we have funded internal research and development programs to develop next generation capabilities for designing and manufacturing 3D endoscopes and very small Microprecision™ lenses, anticipating future requirements as the surgical community continues to demand smaller and more enhanced imaging systems for minimally invasive surgery.

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

For the quarter ended September 30, 2017, approximately 81% of our sales were made to seven customers. Of these, four are medium to large, international, medical device companies and one is a large defense contractor. Each of these customers has been our customers for numerous years. The other two customers are early-stage companies developing endoscopic products that incorporate our unique design capabilities. Sales to these seven customers include both products we developed over five years ago and products we are currently developing which rely heavily on our unique, proprietary Microprecision™ lens technology and optical visualization system expertise.

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

There have been no significant changes in our critical accounting policies as disclosed in the Notes to our Financial Statements contained in our Annual Report on Form 10-K for the year ended June 30, 2017 filed with the Securities and Exchange Commission on September 28, 2017.

Results of Operations

Our total revenues for the quarter ended September 30, 2017, were $1,028,746, as compared to $849,548 for the same period in the prior year, an increase of $179,198, or 21.1%. Revenues increased during the quarter ended September 30, 2017 compared to the same quarter of the prior year in the engineering services and production categories by 22% and 20%, respectively. The majority of our revenues are derived from engineering design and manufacturing services related to products marketed or under development by our OEM customers. Therefore, our revenues are subject to fluctuations on a product by product basis from period to period. Production revenue during the quarter ended September 30, 2017 when compared to the same quarter of the prior year included a reduction in sales of a traditional product, offset by a larger increase in sales of optical components to a defense contractor customer. Engineering service revenue during the quarter ended September 30, 2017 when compared to the same quarter of the prior year included a large reduction of sales to one customer, which was offset by a larger increase in engineering and design revenues from numerous customers developing new products. We believe each of these engineering design projects have the potential to generate production revenues when our customers achieve commercialization of the products currently under design.

Gross profit for the quarter ended September 30, 2017 was $386,742, compared to $167,051 for the same period in the prior year, reflecting an increase of $219,691, or 131.5%. Gross profit for the quarter ended September 30, 2017 as a percentage of our revenues was 37.6%, an increase from the gross profit percentage of 19.7% for the same period in the prior year. Quarterly gross profit and gross profit percentage depend on a number of factors, including overall sales volume, facility utilization, product sales mix, and the costs of engineering services and initial production in connection with new products. The improvement in our gross profit performance during the quarter ended September 30, 2017 resulted from increased revenues absorbing a higher percentage of fixed manufacturing costs, stable gross margins throughout all production projects during the quarter ended September 30, 2017, and targeted or better margins on seven different engineering projects which accounted for 81% of engineering revenue during the same quarter.

Research and development expenses were $118,427 for the quarter ended September 30, 2017, compared to $116,992 for the same period in the prior year, an increase of $1,435, or 1.2%. The vast majority of our engineering, research and development activities are consumed in revenue generating engagements with our customers for the development of their products. In-house research and development and certain internal functions not directly related to customer engagements are classified as research and development expenses.

Selling, general and administrative expenses were $296,584 for the quarter ended September 30, 2017, compared to $343,782 for the same period in the prior year, a decrease of $47,198, or 13.7%. The decrease in the quarter ended September 30, 2017, compared to the same periods in the prior year was primarily due to reduced stock based compensation expense of $50,819 relating to stock options and stock accrued for consulting services, plus reduced wages resulting from the retirement of a sales person in January 2017. The expense reductions were partially offset by a $25,000 increase in the reserve for doubtful accounts receivable relating to one specific customer.

No income tax provision was recorded in the quarters ended September 30, 2017 and 2016 because of the losses generated in those periods.

Liquidity and Capital Resources

We have sustained recurring net losses for several years. During the quarters ended September 30, 2017 and 2016, we incurred net losses of $28,785 and $293,408, respectively. We also incurred net losses of $1,006,457 and $1,034,765 during the fiscal years ended June 30, 2017 and 2016, respectively, and used cash in operating activities of $667,434 and $876,298 during the same fiscal periods, respectively. As of September 30, 2017, cash and cash equivalents were $194,714, accounts receivable were $613,961, and current liabilities were $1,096,876. Our working capital consisted of $730,478 and $479,604 at September 30, 2017 and June 30, 2017, respectively.

We have traditionally funded working capital needs through product sales, management of working capital components of our business, and by cash received from public and private offerings of our common stock, warrants to purchase shares of our common stock or convertible notes. We have incurred quarter to quarter operating losses during our efforts to develop current products including Microprecision™ optical elements, micro medical camera assemblies and 3D endoscopes. Our management believes that the opportunities represented by these products have the potential to generate sales increases to achieve breakeven and profitable results. However, our current financial condition may raise doubt regarding our ability to continue as a going concern, as referenced by the Report of our Independent Registered Public Accounting Firm on our financial statements for the year ended June 30, 2017, included in our Annual Report on Form 10-K.

We recognize that the working capital described above and our cash and accounts receivable as of September 30, 2017 is low considering the level of cash historically used in our operations at our current sales levels. Our accounts receivable and cash balances are subject to significant fluctuations based on the timing and amount of customer billings and accounts receivable collections as well as the terms of vendor payment obligations. If we are unable to increase quarterly sales revenues to near cash breakeven in the next six to nine months, we may be required to obtain cash for operations from non-working capital sources, which may not be available, in which case we would have to significantly decrease or cease operations.

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

Capital equipment expenditures during the quarters ended September 30, 2017 and 2016 were $0 and $3,500, respectively. Future capital equipment expenditures will be dependent upon future sales and success of on-going research and development efforts.

We have contractual cash commitments related to open purchase orders as of September 30, 2017 of approximately $235,000, including a $29,909 commitment remaining under a five-year capital lease obligation for the acquisition of equipment (see Note 3. Capital Lease Obligation). We have no other contractual cash commitments since leased facilities are currently on a month-to-month basis.

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

Item 4. Controls and Procedures.

Management’s Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and our Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures, including internal control over financial reporting, were not effective, as of September 30, 2017, to ensure the information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended (i) is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are intended to be designed to provide reasonable assurance that such information is accumulated and communicated to our management. Based on this evaluation, our management concluded that our internal control over financial reporting was not effective as of September 30, 2017.

The following is a description of two material weaknesses in our internal control over financial reporting:

Segregation of Duties: As previously disclosed in our Annual Reports on Form 10-K for the fiscal years ended June 30, 2008-2017, our management identified a control deficiency during the 2008 fiscal year because we lacked sufficient staff to segregate accounting duties. We believe the control deficiency resulted primarily because we have the equivalent of one and one-half persons performing all accounting-related on-site duties. As a result, we did not maintain adequate segregation of duties within our critical financial reporting applications, the related modules and financial reporting processes. This control deficiency could result in a misstatement of balance sheet and income statement accounts in our interim or annual consolidated financial statements that would not be detected. Accordingly, management has determined that this control deficiency constitutes a material weakness. During the period beginning with fiscal year 2008 through June 30, 2017, no audit adjustments resulting from this condition were required.

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

We believe that the step outlined above strengthens our internal control over financial reporting and mitigates the material weakness described above. As part of our assessment of internal control over financial reporting for the fiscal year ended June 30, 2017, our management has evaluated this additional control and has determined that it is operating effectively.

Inventory Valuation: As previously disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2017, we reported a material weakness with respect to the valuation of our inventories. Specifically, the amounts used to value our inventory at June 30, 2009 with respect to overhead rates and purchased items were often inconsistent with the supporting documentation, due to year-to-year changes in overhead rates and costs of purchased items that were not properly reflected in inventory valuation. Accordingly, management had determined that this control deficiency constituted a material weakness as of June 30, 2009. Audit adjustments of approximately $58,000 and $41,000 to our audited financial statements as of June 30, 2011 and June 30, 2017, respectively, were necessary as a result of this condition.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the first quarter of our fiscal year covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

To address and remediate the material weakness in internal control over financial reporting described above, beginning in the quarter ended September 30, 2009 and continuing through the quarter ended September 30, 2017, we implemented processes to improve our inventory controls and documentation surrounding inventory valuation for overhead rates, and performed procedures to ensure that the pricing of inventory items was consistent with the supporting documentation. We believe that the step outlined above strengthens our internal control over financial reporting and mitigates the material weakness described above.

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

Item 1A. Risk Factors.

Other than as described below, there have been no material changes from the risk factors previously disclosed in our annual report on Form 10-K for the fiscal year ended June 30, 2017, as filed with the Securities and Exchange Commission on September 28, 2017.

As of September 30, 2017, we may not have sufficient cash to continue operations for the next six to nine months.

As of September 30, 2017, we had $194,714 in cash and cash equivalents, $613,961 in accounts receivable, and $1,096,876 in current liabilities. We incurred net losses of 28,785 and $1,006,457 during the quarter ended September 30, 2017 and the fiscal year ended June 30, 2017, respectively. If quarterly sales revenues do not increase to near cash breakeven in the next six to nine months, we may be required to obtain cash for operations from non-working capital sources, which may not be available, in which case we would have to significantly decrease or cease operations. We are currently evaluating several options to manage cash flow and raise capital if necessary, including issuing debt, equity or entering into a strategic alliance. The sale of additional equity or convertible debt securities would result in additional dilution to our stockholders, and debt financing, if available, may involve restrictive covenants that could restrict our operations or finances. Financing, if necessary, may not be available in amounts or on terms acceptable to us, if at all. If we cannot raise funds on acceptable terms or achieve positive cash flow, we may not be able to continue to conduct operations, develop new products, grow market share, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements, any of which would negatively impact our business, operating results and financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Other than as previously disclosed, we did not issue any unregistered equity securities during the quarter ended September 30, 2017.

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

PRECISION OPTICS CORPORATION, INC.

Date: November 14, 2017	By:	/s/ Joseph N. Forkey
Joseph N. Forkey
Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2017	By:	/s/ Donald A. Major
Donald A. Major
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

