Form 10-Q
period 2017-12-31
PRECISION OPTICS CORPORATION, INC.
filed 2018-02-14
CIK 867840

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2017

or

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

The number of shares outstanding of the issuer’s common stock, par value $0.01 per share, at February 14, 2018 was 10,095,139 shares.

PRECISION OPTICS CORPORATION, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	December 31, 2017	June 30, 2017
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$381,752	$118,405
Accounts Receivable, net	753,152	468,548
Inventories, net	987,791	1,055,447
Prepaid Expenses	78,432	55,985
Total Current Assets	2,201,127	1,698,385
PROPERTY AND EQUIPMENT
Machinery and Equipment	2,507,190	2,507,190
Leasehold Improvements	553,596	553,596
Furniture and Fixtures	148,303	148,303
	3,209,089	3,209,089

Less: Accumulated Depreciation and Amortization	(3,152,639)	(3,136,835)
Net Fixed Assets	56,450	72,254

Patents, net	47,275	30,086

TOTAL ASSETS	$2,304,852	$1,800,725

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Current Portion of Capital Lease Obligation	$8,672	$8,391
Accounts Payable	699,507	694,958
Customer Advances	463,289	180,137
Accrued Employee Compensation	179,601	189,783
Accrued Professional Services	107,500	71,000
Accrued Warranty Expense	25,000	25,000
Other Accrued Liabilities	46,125	49,512
Total Current Liabilities	1,529,694	1,218,781

Capital Lease Obligation, net of current portion	19,156	23,564

STOCKHOLDERS’ EQUITY
Common Stock, $0.01 par value - Authorized - 50,000,000 shares; Issued and Outstanding – 10,095,139 shares at December 31, 2017 and 8,872,916 shares at June 30, 2017	100,952	88,729
Additional Paid-in Capital	45,414,893	45,140,383
Accumulated Deficit	(44,759,843)	(44,670,732)
Total Stockholders’ Equity	756,002	558,380

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,304,852	$1,800,725

The accompanying notes are an integral part of these consolidated interim financial statements.

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED

December 31, 2017 AND 2016

(UNAUDITED)

	Three Months Ended December 31,		Six Months Ended December 31,
	2017	2016	2017	2016
Revenues	$812,773	$601,590	$1,841,519	$1,451,138

Cost of Goods Sold	512,551	453,183	1,154,555	1,135,680
Gross Profit	300,222	148,407	686,964	315,458

Research and Development Expenses, net	90,031	119,215	208,458	236,207

Selling, General and Administrative Expenses	270,035	342,487	566,619	686,269

Gain on Sale of Assets	–	(1,200)	–	(1,515)
Total Operating Expenses	360,066	460,502	775,077	920,961

Operating Loss	(59,844)	(312,095)	(88,113)	(605,503)

Interest Expense	(482)	–	(998)	–

Net Loss	(60,326)	(312,095)	(89,111)	(605,503)

Loss Per Share:
Basic	$(0.01)	$(0.04)	$(0.01)	$(0.08)
Diluted	$(0.01)	$(0.04)	$(0.01)	$(0.08)

Weighted Average Common Shares Outstanding:
Basic	9,979,197	8,104,800	9,543,810	7,822,191
Diluted	9,979,197	8,104,800	9,543,810	7,822,191

The accompanying notes are an integral part of these consolidated interim financial statements.

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED

December 31, 2017 AND 2016

(UNAUDITED)

	Six Months Ended December 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(89,111)	$(605,503)
Adjustments to Reconcile Net Loss to Net Cash Provided From (Used In) Operating Activities -
Depreciation and Amortization	15,804	16,019
Gain on Sale of Assets	–	(1,515)
Stock-based Compensation Expense	33,028	110,433
Non-cash Consulting Expense	(3,387)	17,400
Changes in Operating Assets and Liabilities -
Accounts Receivable, net	(284,604)	308,293
Inventories, net	67,656	35,560
Prepaid Expenses	(22,447)	(5,915)
Accounts Payable	41,586	(168,433)
Customer Advances	283,152	37,100
Accrued Liabilities	26,318	(22,880)
Net Cash Provided From (Used In) Operating Activities	67,995	(279,441)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additional Patent Costs	(17,189)	(5,848)
Purchases of Property and Equipment	–	(25,843)
Proceeds from Sale of Assets	–	1,515
Net Cash Used In Investing Activities	(17,189)	(30,176)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of Capital Lease Obligation	(4,127)	(3,864)
Gross Proceeds from Private Placement of Common Stock	210,001	780,000
Gross Proceeds from Exercise of Stock Purchase Warrants	6,667	–
Net Cash Provided From Financing Activities	212,541	776,136

NET INCREASE IN CASH AND CASH EQUIVALENTS	263,347	466,519
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	118,405	50,059

CASH AND CASH EQUIVALENTS, END OF PERIOD	$381,752	$516,578

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING AND INVESTING ACTIVITIES:
Issuance of Common Stock in Settlement of Accounts Payable	$40,000	$–
Offering Costs Included in Accounts Payable	$2,963	$–

The accompanying notes are an integral part of these consolidated interim financial statements.

PRECISION OPTICS CORPORATION, INC.

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Operations

The accompanying consolidated financial statements include the accounts of Precision Optics Corporation, Inc. and its wholly-owned subsidiaries (the “Company”). All significant intercompany accounts and transactions have been eliminated in consolidation.

These consolidated financial statements have been prepared by the Company, without audit, and reflect normal recurring adjustments which, in the opinion of management, are necessary for a fair statement of the results of the second quarter and six months of the Company’s fiscal year 2018. These consolidated financial statements do not include all disclosures associated with annual consolidated financial statements and, accordingly, should be read in conjunction with footnotes contained in the Company’s consolidated financial statements for the year ended June 30, 2017, together with the Report of Independent Registered Public Accounting Firm filed under cover of the Company’s 2017 Annual Report on Form 10-K, filed with the Securities and Exchange Commission on September 28, 2017.

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

Income (Loss) Per Share

Basic income (loss) per share is computed by dividing net income or net loss by the weighted average number of shares of common stock outstanding during the period. Diluted income (loss) per share is computed by dividing net income or net loss by the weighted average number of shares of common stock outstanding during the period, plus the number of potentially dilutive securities outstanding during the period such as stock options and warrants. For the three and six months ended December 31, 2017 and 2016, the effect of such securities was antidilutive and not included in the diluted calculation because of the net loss generated in these periods.

The following is the calculation of loss per share for the three and six months ended December 31, 2017 and 2016:

	Three Months Ended December 31		Six Months Ended December 31
	2017	2016	2017	2016
Net Income (Loss) - Basic and Diluted	$(60,326)	$(312,095)	$(89,111)	$(605,503)

Basic and Dilutive Weighted Average Shares Outstanding	9,979,197	8,104,800	9,543,810	7,822,191

Loss Per Share - Basic and Diluted	$(0.01)	$(0.04)	$(0.01)	$(0.08)

The number of shares issuable upon the exercise of outstanding stock options and warrants that were excluded from the computation as their effect was antidilutive was approximately 1,708,867 and 5,113,224 for the three months ended December 31, 2017 and 2016, respectively, and approximately 4,739,960 and 5,113,224 for the six months ended December 31, 2017 and 2016, respectively.

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

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued ASU No. 2014-09, Revenue from Contracts with Customers which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU guidance requires an entity to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. The guidance also requires expanded disclosures relating to the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. Additionally, qualitative and quantitative disclosures are required regarding customer contracts, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. The standard will be effective for the Company for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. The Company is reviewing the financial statement effect, if any, of implementing ASU No. 2014-09, that will go into effect on July 1, 2018.

2.	INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out) or market and consisted of the following:

	December 31, 2017	June 30, 2017
Raw Materials	$413,778	$501,346
Work-In-Progress	368,152	388,614
Finished Goods	205,861	165,487
Total Inventories	$987,791	$1,055,447

3.	CAPITAL LEASE OBLIGATION

The Company entered into a five-year capital lease obligation in January 2016 for the acquisition of manufacturing equipment totaling $51,252. At December 31, 2017, future minimum lease payments under the capital lease obligation are as follows:

Fiscal Year Ending June 30:	Amount
2018	$5,979
2019	10,250
2020	10,250
2021	5,126
Total minimum payments	31,605
Less: amount representing interest	3,777
Present value of minimum lease payments	27,828
Less: current portion	8,672
$19,156

4.	STOCK-BASED COMPENSATION

The following table summarizes stock-based compensation expense for the three and six months ended December 31, 2017 and 2016:

	Three Months Ended December 31		Six Months Ended December 31
	2017	2016	2017	2016
Cost of Goods Sold	$–	$8,669	$8,669	$17,338
Research and Development	320	6,692	7,012	16,009
Selling, General and Administrative	6,651	34,171	17,347	77,086
Stock Based Compensation Expense	$6,971	$49,532	$33,028	$110,433

No compensation has been capitalized because such amounts would have been immaterial.

The following tables summarize stock option activity for the six months ended December 31, 2017:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Life
Outstanding at June 30, 2017	1,078,400	$0.78	7.01 years
Granted	25,000
Expired or Cancelled	(61,200)
Outstanding at December 31, 2017	1,042,200	$0.79	6.57 years

Information related to the stock options outstanding as of December 31, 2017 is as follows:

Range of Exercise Prices	Number of Shares	Weighted- Average Remaining Contractual Life (years)	Weighted- Average Exercise Price	Exercisable Number of Shares	Exercisable Weighted- Average Exercise Price
$0.27	40,000	3.54	$0.27	40,000	$0.27
$0.40	15,000	9.33	$0.40	5,000	$0.40
$0.48	60,000	8.25	$0.48	40,000	$0.48
$0.50	80,000	8.47	$0.50	45,000	$0.50
$0.50	20,000	3.47	$0.50	20,000	$0.50
$0.55	29,500	4.11	$0.55	29,500	$0.55
$0.65	25,000	9.86	$0.65	0	$0.65
$0.73	514,500	7.38	$0.73	474,500	$0.73
$0.85	9,000	5.01	$0.85	9,000	$0.85
$0.90	9,000	6.01	$0.90	9,000	$0.90
$0.95	30,000	6.53	$0.95	30,000	$0.95
$1.20	207,800	4.17	$1.20	207,800	$1.20
$1.25	1,200	0.90	$1.25	1,200	$1.25
$1.35	1,200	1.90	$1.35	1,200	$1.35
$0.27–$1.35	1,042,200	6.57	$0.77	912,200	$0.79

The aggregate intrinsic value of the Company’s “in-the-money” outstanding and exercisable options as of December 31, 2017 was $5,750 and $5,650, respectively.

5.	WARRANTS

As of September 30, 2017, there were warrants outstanding for the issuance of an aggregate of 666,667 shares of common stock, $0.01 par value, at a purchase price of $0.01 per share. All warrants for 666,667 shares were exercised on or before October 16, 2017, by payment to the Company for the aggregate purchase price of $6,667. There are no warrants for the purchase of the Company’s stock outstanding as of December 31, 2017.

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

In connection with the placement, the Company also entered into a registration rights agreement with the investors, whereby the Company was obligated to file a registration statement with the Securities Exchange Commission on or before 90 calendar days after August 22, 2017 to register the resale by the investors of 555,556 shares of our common stock purchased in the placement. The registration statement was filed with the Securities and Exchange Commission on November 20, 2017 and became effective on December 13, 2017.

7.	INCOME TAXES

On December 22, 2017, the Tax Cuts and Jobs Act was signed into law. The Tax Cuts and Jobs Act will significantly change the taxation of U.S.-based multinational corporations, by, among other things, reducing the U.S. corporate income tax rate, adopting elements of a territorial tax system, affecting the deductibility of capital expenditures, assessing a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred, continuing the moratorium on Medical Device Excise Tax, and the creation of new taxes on certain foreign-sourced earnings. The legislation is unclear in some respects and will require interpretations and implementing regulations by the Internal Revenue Service, as well as state tax authorities, and the legislation could be subject to potential amendments and technical corrections, any of which could lessen or increase certain adverse impacts of the legislation. The Company is in the process of determining what, if any, effect those provisions will have on its financial results.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and notes to those statements included elsewhere in this Quarterly Report on Form 10-Q for the quarter and six months ended December 31, 2017 and with our audited consolidated financial statements for the year ended June 30, 2017 included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on September 28, 2017.

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

For the six months ended December 31, 2017, approximately 75% of our sales were made to seven customers. Of these, four were medium to large, international, medical device companies and one was a large defense contractor. Each of these customers has been our customer for numerous years. The other two customers were early-stage companies developing endoscopic products that incorporate our unique design capabilities. Sales to these seven customers included both products we developed over five years ago and products we are currently developing which rely heavily on our unique, proprietary Microprecision™ lens technology and optical visualization system expertise.

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

Results of Operations

Our total revenues for the quarter ended December 31, 2017, were $812,773, as compared to $601,590 for the same period in the prior year, an increase of $211,183, or 35.1%. Revenues increased during the quarter ended December 31, 2017 compared to the same quarter of the prior year in the engineering services and production categories by 75% and 16%, respectively. The majority of our revenues are derived from engineering design and manufacturing services related to products marketed or under development by our OEM customers. Therefore, our revenues are subject to fluctuations on a product by product basis from period to period. The increase in production revenue during the quarter ended December 31, 2017 when compared to the same quarter of the prior year resulted primarily from an increase in sales of a traditional product to a long-standing customer. Engineering service revenue during the quarter ended December 31, 2017, when compared to the same quarter of the prior year included a similar number of projects, but increases in revenue from two specific customers, one of which is now transitioning from the engineering to production phase. We believe most engineering design projects have the potential to generate production revenues when our customers achieve commercialization of the products under design.

Our total revenues for the six months ended December 31, 2017 were $1,841,519, as compared to $1,451,138 for the same period in the prior year, an increase of $390,381, or 26.9%. The increase in revenues for the six month period ended December 31, 2017 compared to the same period of the prior year resulted from increases in engineering and production revenues of 41% and 18%, respectively. The engineering revenue increase during the quarter ended December 31, 2017 compared to the same period of the prior year resulted primarily from two large customer projects, one of which is now transitioning to production. These increases were partially offset by the previously mentioned loss of a customer’s Microprecision™ technology product in fiscal 2017. Production revenues increased during the quarter ended December 31, 2017 compared to the same period of the prior year due to the addition of an optical component project and a cyclical increase in traditional laryngoscopes.

Gross profit for the quarter ended December 31, 2017 was $300,222, compared to $148,407 for the same period in the prior year, reflecting an increase of $151,815, or 102.3%. Gross profit for the quarter ended December 31, 2017 as a percentage of our revenues was 36.9%, an increase from the gross profit percentage of 24.7% for the same period in the prior year. Gross profit for the six months ended December 31, 2017 was $686,964, as compared to $315,458 for the same period in the prior year, which reflects an increase of $371,506 or 117.8%. Gross profit for the six months ended December 31, 2017 as a percentage of our revenues was 37.3%, an increase from the gross profit percentage of 21.7% for the same period in the prior year. Quarterly gross profit and gross profit percentage depend on a number of factors, including overall sales volume, facility utilization, product sales mix, and the costs of engineering services and initial production in connection with new products. The improvement in our gross profit performance during the quarter and six month periods ended December 31, 2017 resulted from increased revenues absorbing a higher percentage of fixed manufacturing costs, and lower fixed compensation expense during the quarter. Management expects compensation costs to increase since new hires for these or similar positions are planned. Additionally, targeted or better margins were realized on most engineering and production projects during the quarter ended December 31, 2017, including the larger revenue projects in each category, due to experienced related efficiencies in producing traditional products and engineering development activities associated with Microprecision™ technologies.

Research and development expenses were $90,031 for the quarter ended December 31, 2017, compared to $119,215 for the same period in the prior year, a decrease of $29,184, or 24.5%. Research and development expenses were $208,458 for the six months ended December 31, 2017, compared to $236,207 for the same period in the prior year, a decrease of $27,749, or 11.7%. The decrease in research and development expenses during the quarter and six months ended December 31, 2017, compared to the same periods of the prior year, resulted from a temporary reduction in engineering department staffing and a higher percentage of available engineering resources being consumed in revenue generating engagements with our customers for the development of their products. In-house research and development and certain internal functions not directly related to customer engagements are classified as research and development expenses.

Selling, general and administrative expenses were $270,035 for the quarter ended December 31, 2017, compared to $342,487 for the same period in the prior year, a decrease of $72,452, or 21.2%. Selling, general and administrative expenses were $566,619 for the six months ended December 31, 2017, compared to $686,269 for the same period in the prior year, a decrease of $119,650, or 17.4%.The decrease in the quarter and six months ended December 31, 2017, compared to the same periods in the prior year was primarily due to reduced stock based compensation expense relating to stock options and stock accrued for consulting services, plus reduced wages resulting from the retirement of a sales person in January 2017 and a temporarily vacated administrative position which has since been filled. The expense reductions were partially offset by a $25,000 increase in the reserve for doubtful accounts receivable relating to one specific customer and increased sales commissions for a lesser amount.

No income tax provision was recorded in the quarter and six month periods ended December, 2017 and 2016 because of the losses generated in those periods.

Liquidity and Capital Resources

We have sustained recurring net losses for several years. During the quarter and six month periods ended December 31, 2017, we incurred net losses of $60,326 and $89,111, respectively. We also incurred net losses of $1,006,457 and $1,034,765 during the fiscal years ended June 30, 2017 and 2016, respectively, and used cash in operating activities of $667,434 and $876,298 during the same fiscal periods, respectively. As of December 31, 2017, cash and cash equivalents were $381,752, accounts receivable were $753,152, and current liabilities were $1,529,694. Our working capital was $671,433 and $479,604 at December 31, 2017 and June 30, 2017, respectively.

We have traditionally funded working capital needs through product sales, management of working capital components of our business, and by cash received from public and private offerings of our common stock, warrants to purchase shares of our common stock or convertible notes. We have incurred quarter to quarter operating losses during our efforts to develop current products including Microprecision™ optical elements, micro medical camera assemblies and 3D endoscopes. Our management believes that the opportunities represented by these products have the potential to generate sales increases to achieve sustained breakeven and profitable results. However, our current financial condition may raise doubt regarding our ability to continue as a going concern, as referenced by the Report of our Independent Registered Public Accounting Firm on our financial statements for the year ended June 30, 2017, included in our Annual Report on Form 10-K.

We recognize that the working capital described above and our cash and accounts receivable as of December 31, 2017 is low considering the level of cash historically used in our operations at our current sales levels. Our accounts receivable and cash balances are subject to significant fluctuations based on the timing and amount of customer billings and accounts receivable collections as well as the terms of vendor payment obligations. If quarterly sales revenues do not increase and maintain near or above cash breakeven levels in the next six to nine months, we may be required to obtain cash for operations from non-working capital sources, which may not be available, in which case we would have to significantly decrease or cease operations.

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

Capital equipment and patent application related expenditures during the six months ended December 31, 2017 and 2016 were $17,189 and $31,691, respectively. Future capital equipment and patent application expenditures will be dependent upon future sales and success of on-going research and development efforts.

We have contractual cash commitments related to open purchase orders as of December 31, 2017 of approximately $338,000, including a $27,828 commitment remaining under a five-year capital lease obligation for the acquisition of equipment (see Note 3. Capital Lease Obligation). We have no other contractual cash commitments since leased facilities are currently on a month-to-month basis.

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

Item 4. Controls and Procedures.

Management’s Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and our Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures, including internal control over financial reporting, were not effective, as of December 31, 2017, to ensure the information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended (i) is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are intended to be designed to provide reasonable assurance that such information is accumulated and communicated to our management. Based on this evaluation, our management concluded that our internal control over financial reporting was not effective as of December 31, 2017.

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

To address and remediate the material weakness in internal control over financial reporting described above, beginning in the quarter ended September 30, 2009 and continuing through the quarter ended December 31, 2017, we implemented processes to improve our inventory controls and documentation surrounding inventory valuation for overhead rates, and performed procedures to ensure that the pricing of inventory items was consistent with the supporting documentation. We believe that the step outlined above strengthens our internal control over financial reporting and mitigates the material weakness described above.

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

Item 1A. Risk Factors.

Other than as described below, there have been no material changes from the risk factors previously disclosed in our annual report on Form 10-K for the fiscal year ended June 30, 2017, as filed with the Securities and Exchange Commission on September 28, 2017; and our quarterly report for the quarter ended September 30, 2017, as filed with the Securities and Exchange Commission on November 14, 2017.

As of December 31, 2017, we may not have sufficient cash to continue operations for the next six to nine months.

As of December 31, 2017, we had $381,752 in cash and cash equivalents, $753,152 in accounts receivable, and $1,529,694 in current liabilities. We incurred net losses of $89,111 and $1,006,457 during the six months ended December 31, 2017 and the fiscal year ended June 30, 2017, respectively. If quarterly sales revenues do not increase and maintain near or above cash breakeven levels in the next six to nine months, we may be required to obtain cash for operations from non-working capital sources, which may not be available, in which case we would have to significantly decrease or cease operations. The sale of additional equity or convertible debt securities would result in additional dilution to our stockholders, and debt financing, if available, may involve restrictive covenants that could restrict our operations or finances. Financing, if necessary, may not be available in amounts or on terms acceptable to us, if at all. If we cannot raise funds on acceptable terms or achieve positive cash flow, we may not be able to continue to conduct operations, develop new products, grow market share, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements, any of which would negatively impact our business, operating results and financial condition.

The newly enacted Tax Cuts and Jobs Act may affect our financial results, including our net deferred tax asset, and we are in the process of evaluating its effects.

On December 22, 2017, the Tax Cuts and Jobs Act was signed into law. The Tax Cuts and Jobs Act will significantly change the taxation of U.S.-based multinational corporations, by, among other things, reducing the U.S. corporate income tax rate, adopting elements of a territorial tax system, affecting the deductibility of capital expenditures, assessing a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred, continuing the moratorium on Medical Device Excise Tax, and the creation of new taxes on certain foreign-sourced earnings. The legislation is unclear in some respects and will require interpretations and implementing regulations by the Internal Revenue Service, as well as state tax authorities, and the legislation could be subject to potential amendments and technical corrections, any of which could lessen or increase certain adverse impacts of the legislation. We are in the process of determining what, if any, effect those provisions will have on our financial results, and there can be no assurance of whether such additional effects will be positive or negative.

The Tax Cuts and Jobs Act also reduces the federal corporate income tax rate from 35% to 21% effective January 1, 2018, which we expect will positively impact our future effective tax rate and after-tax earnings in the United States. As a result of the reduction in the corporate income tax rate, we are required to revalue our net deferred tax asset to account for the future impact of lower corporate tax rates on this deferred amount and record any change in the value of such asset as a one-time non-cash charge on our income statement.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

We did not issue any unregistered equity securities during the quarter ended December 31, 2017.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit	Description

2.1	Asset Purchase Agreement between the Company and Optometrics Corporation, dated January 18, 2008 (included as Exhibit 2.1 to the Form 8-K filed January 25, 2008 and incorporated herein by reference).

3.1	Articles of Organization of Precision Optics Corporation, Inc., as amended (included as Exhibit 3.1 to the Form SB-2 filed March 16, 2007, and incorporated herein by reference).

3.2	Bylaws of Precision Optics Corporation, Inc. (included as Exhibit 3.2 to the Form S-1 filed December 18, 2008, and incorporated herein by reference).

3.3	Articles of Amendment to the Articles of Organization of Precision Optics Corporation, Inc., dated November 25, 2008 and effective December 11, 2008 (included as Exhibit 3.1 to the Form 8-K filed December 11, 2008, and incorporated herein by reference).

3.4	Amended and Restated Bylaws of Precision Optics Corporation, Inc. (included as Exhibit 3.1 to the Current Report on Form 8-K filed July 11, 2014, and incorporated herein by reference).

10.1	Precision Optics Corporation, Inc. 2011 Equity Incentive Plan, dated October 13, 2011 (included as Exhibit 10.2 to Form S-8 filed October 14, 2011, and incorporated herein by reference.)

10.2	Precision Optics Corporation, Inc. Amended 2011 Equity Incentive Plan, dated October 14, 2011, as amended on April 16, 2015 (included as Exhibit 10.1 to the Company’s Registration Statement on Form S-8 filed April 20, 2015, and incorporated herein by reference).

10.3	Consulting Agreement with Donald A. Major dated June 15, 2016 (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 23, 2016, and incorporated herein by reference).

10.4	Form of Purchase Agreement, by and among Precision Optics Corporation, Inc. and several Investors, dated November 22, 2016 (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 29, 2016, and incorporated herein by reference).

10.5	Form of Registration Rights Agreement, by and among Precision Optics Corporation, Inc. and several Investors, dated November 22, 2016 (included as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 29, 2016, and incorporated herein by reference).

10.6	Form of Purchase Agreement, by and among Precision Optics Corporation, Inc. and several Investors, dated August 22, 2017 (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 25, 2017, and incorporated herein by reference).

10.7	Form of Registration Rights Agreement, by and among Precision Optics Corporation, Inc. and several Investors, dated August 22, 2017 (included as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 25, 2017, and incorporated herein by reference).

14.1	Precision Optics Corporation, Inc. Corporate Code of Ethics and Conduct (included as Exhibit 14.1 to the Form 10-K filed September 28, 2008, and incorporated herein by reference).

31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRECISION OPTICS CORPORATION, INC.

Date: February 14, 2018	By:	/s/ Joseph N. Forkey
Joseph N. Forkey
Chief Executive Officer (Principal Executive Officer)

Date: February 14, 2018	By:	/s/ Donald A. Major
Donald A. Major
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

