Form 10-Q
period 2018-03-31
PRECISION OPTICS CORPORATION, INC.
filed 2018-05-15
CIK 867840

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

or

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

The number of shares outstanding of the issuer’s common stock, par value $0.01 per share, at May 15, 2018 was 10,095,139 shares.

PRECISION OPTICS CORPORATION, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31, 2018	June 30, 2017
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$201,897	$118,405
Accounts Receivable, net	579,165	468,548
Inventories, net	1,124,420	1,055,447
Prepaid Expenses	88,630	55,985
Total Current Assets	1,994,112	1,698,385
PROPERTY AND EQUIPMENT
Machinery and Equipment	2,507,190	2,507,190
Leasehold Improvements	553,596	553,596
Furniture and Fixtures	148,303	148,303
	3,209,089	3,209,089

Less: Accumulated Depreciation and Amortization	(3,158,563)	(3,136,835)
Net Fixed Assets	50,526	72,254

Patents, net	47,275	30,086

TOTAL ASSETS	$2,091,913	$1,800,725

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Current Portion of Capital Lease Obligation	$8,816	$8,391
Accounts Payable	642,579	694,958
Customer Advances	621,341	180,137
Accrued Employee Compensation	159,975	189,783
Accrued Professional Services	75,500	71,000
Accrued Warranty Expense	25,000	25,000
Other Accrued Liabilities	56,100	49,512
Total Current Liabilities	1,589,311	1,218,781

Capital Lease Obligation, net of current portion	16,897	23,564

STOCKHOLDERS’ EQUITY
Common Stock, $0.01 par value - Authorized - 50,000,000 shares; Issued and Outstanding – 10,095,139 shares at March 31, 2018 and 8,872,916 shares at June 30, 2017	100,952	88,729
Additional Paid-in Capital	45,423,867	45,140,383
Accumulated Deficit	(45,039,114)	(44,670,732)
Total Stockholders’ Equity	485,705	558,380

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,091,913	$1,800,725

The accompanying notes are an integral part of these consolidated interim financial statements.

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED

March 31, 2018 AND 2017

(UNAUDITED)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2018	2017	2018	2017
Revenues	$735,597	$983,186	$2,577,116	$2,434,324

Cost of Goods Sold	499,444	705,062	1,653,999	1,840,742
Gross Profit	236,153	278,124	923,117	593,582

Research and Development Expenses, net	126,365	122,313	334,823	358,520

Selling, General and Administrative Expenses	388,611	318,581	955,230	1,003,590

Gain on Sale of Assets	–	–	–	(1,515)
Total Operating Expenses	514,976	440,894	1,290,053	1,360,595

Operating Loss	(278,823)	(162,770)	(366,936)	(767,013)

Interest Expense	(448)	(583)	(1,446)	(1,843)

Net Loss	(279,271)	(163,353)	(368,382)	(768,856)

Loss Per Share:
Basic	$(0.03)	$(0.02)	$(0.04)	$(0.09)
Diluted	$(0.03)	$(0.02)	$(0.04)	$(0.09)

Weighted Average Common Shares Outstanding:
Basic	10,095,139	8,872,916	9,724,904	8,167,320
Diluted	10,095,139	8,872,916	9,724,904	8,167,320

The accompanying notes are an integral part of these consolidated interim financial statements.

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED

March 31, 2018 AND 2017

(UNAUDITED)

	Nine Months Ended March 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(368,382)	$(768,856)
Adjustments to Reconcile Net Loss to Net Cash Used In Operating Activities -
Depreciation and Amortization	21,728	24,909
Gain on Sale of Assets	–	(1,515)
Stock-based Compensation Expense	42,002	154,743
Non-cash Consulting Expense	6,588	13,500
Bad Debt Expense	113,750	(18,377)
Changes in Operating Assets and Liabilities -
Accounts Receivable, net	(224,367)	234,835
Inventories, net	(68,973)	10,229
Prepaid Expenses	(32,645)	(14,225)
Accounts Payable	(12,379)	(229,445)
Customer Advances	441,204	69,421
Accrued Liabilities	(25,308)	(107,143)
Net Cash Used In Operating Activities	(106,782)	(631,924)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additional Patent Costs	(17,189)	(5,848)
Purchases of Property and Equipment	–	(27,719)
Proceeds from Sale of Assets	–	1,515
Net Cash Used In Investing Activities	(17,189)	(32,052)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of Capital Lease Obligation	(6,242)	(5,844)
Gross Proceeds from Private Placement of Common Stock	210,001	780,000
Gross Proceeds from Exercise of Stock Purchase Warrants	6,667	–
Private Placement Expense Paid	(2,963)	(1,650)
Net Cash Provided From Financing Activities	207,463	772,506

NET INCREASE IN CASH AND CASH EQUIVALENTS	83,492	108,530
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	118,405	50,059

CASH AND CASH EQUIVALENTS, END OF PERIOD	$201,897	$158,589
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION: Cash Paid for Income Taxes	$912	$912

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING AND INVESTING ACTIVITIES:
Issuance of Common Stock in Settlement of Accounts Payable	$40,000	$–
Offering Costs Included in Accounts Payable	$–	$22,296

The accompanying notes are an integral part of these consolidated interim financial statements.

PRECISION OPTICS CORPORATION, INC.

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Operations

The accompanying consolidated financial statements include the accounts of Precision Optics Corporation, Inc. and its wholly-owned subsidiaries (the “Company”). All significant intercompany accounts and transactions have been eliminated in consolidation.

These consolidated financial statements have been prepared by the Company, without audit, and reflect normal recurring adjustments which, in the opinion of management, are necessary for a fair statement of the results of the third quarter and nine months of the Company’s fiscal year 2018. These consolidated financial statements do not include all disclosures associated with annual consolidated financial statements and, accordingly, should be read in conjunction with footnotes contained in the Company’s consolidated financial statements for the year ended June 30, 2017, together with the Report of Independent Registered Public Accounting Firm filed under cover of the Company’s 2017 Annual Report on Form 10-K, filed with the Securities and Exchange Commission on September 28, 2017.

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

Income (Loss) Per Share

Basic income (loss) per share is computed by dividing net income or net loss by the weighted average number of shares of common stock outstanding during the period. Diluted income (loss) per share is computed by dividing net income or net loss by the weighted average number of shares of common stock outstanding during the period, plus the number of potentially dilutive securities outstanding during the period such as stock options and warrants. For the three and nine months ended March 31, 2018 and 2017, the effect of such securities was antidilutive and not included in the diluted calculation because of the net loss generated in these periods.

The following is the calculation of loss per share for the three and nine months ended March 31, 2018 and 2017:

	Three Months Ended March 31		Nine Months Ended March 31
	2018	2017	2018	2017
Net Income (Loss) - Basic and Diluted	$(279,271)	$(163,353)	$(368,382)	$(768,856)

Basic and Dilutive Weighted Average Shares Outstanding	10,095,139	8,872,916	9,724,904	8,167,320

Loss Per Share - Basic and Diluted	$(0.03)	$(0.02)	$(0.04)	$(0.09)

The number of shares issuable upon the exercise of outstanding stock options and warrants that were excluded from the computation as their effect was antidilutive was approximately 1,042,200 and 5,152,547 for the three months ended March 31, 2018 and 2017, respectively, and approximately 4,739,960 and 5,152,547 for the nine months ended March 31, 2018 and 2017, respectively.

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

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU guidance requires an entity to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. The guidance also requires expanded disclosures relating to the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. Additionally, qualitative and quantitative disclosures are required regarding customer contracts, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. The standard will be effective for the Company for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. The Company is reviewing the effect on our financial statements, if any, of implementing ASU No. 2014-09, that will be adopted effective July 1, 2018.

2.	INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out) or market and consisted of the following:

	March 31, 2018	June 30, 2017
Raw Materials	$427,859	$501,346
Work-In-Progress	500,883	388,614
Finished Goods	195,678	165,487
Total Inventories	$1,124,420	$1,055,447

3.	CAPITAL LEASE OBLIGATION

The Company entered into a five-year capital lease obligation in January 2016 for the acquisition of manufacturing equipment totaling $51,252. At March 31, 2018, future minimum lease payments under the capital lease obligation are as follows:

Fiscal Year Ending June 30:	Amount
2018	$2,562
2019	10,250
2020	10,250
2021	5,126
Total minimum payments	28,188
Less: amount representing interest	2,475
Present value of minimum lease payments	25,713
Less: current portion	8,816
$16,897

4.	STOCK-BASED COMPENSATION

The following table summarizes stock-based compensation expense for the three and nine months ended March 31, 2018 and 2017:

	Three Months Ended March 31		Nine Months Ended March 31
	2018	2017	2018	2017
Cost of Goods Sold	$–	$8,669	$8,669	$26,007
Research and Development Expenses	2,323	6,692	9,335	22,701
Selling, General and Administrative Expenses	6,651	28,949	23,998	106,035
Stock Based Compensation Expense	$8,974	$44,310	$42,002	$154,743

No compensation has been capitalized because such amounts would have been immaterial.

The following tables summarize stock option activity for the nine months ended March 31, 2018:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Life
Outstanding at June 30, 2017	1,078,400	$0.78	7.01 years
Granted	25,000
Expired or Cancelled	(61,200)
Outstanding at March 31, 2018	1,042,200	$0.77	6.33 years

Information related to the stock options outstanding as of March 31, 2018 is as follows:

Range of Exercise Prices	Number of Shares	Weighted- Average Remaining Contractual Life (years)	Weighted- Average Exercise Price	Exercisable Number of Shares	Exercisable Weighted- Average Exercise Price
$0.27	40,000	3.29	$0.27	40,000	$0.27
$0.40	15,000	9.08	$0.40	10,000	$0.40
$0.48	60,000	8.00	$0.48	60,000	$0.48
$0.50	80,000	8.23	$0.50	45,000	$0.50
$0.50	20,000	3.22	$0.50	20,000	$0.50
$0.55	29,500	3.87	$0.55	29,500	$0.55
$0.64	25,000	9.62	$0.64	15,000	$0.64
$0.73	514,500	7.13	$0.73	494,500	$0.73
$0.85	9,000	4.76	$0.85	9,000	$0.85
$0.90	9,000	5.76	$0.90	9,000	$0.90
$0.95	30,000	6.28	$0.95	30,000	$0.95
$1.20	207,800	3.92	$1.20	207,800	$1.20
$1.25	1,200	0.65	$1.25	1,200	$1.25
$1.35	1,200	1.65	$1.35	1,200	$1.35
$0.27–1.35	1,042,200	6.33	$0.77	972,200	$0.78

The aggregate intrinsic value of the Company’s “in-the-money” outstanding and exercisable options as of March 31, 2018 was $22,650 and $20,150, respectively.

5.	WARRANTS

As of September 30, 2017, there were warrants outstanding for the issuance of an aggregate of 666,667 shares of common stock, $0.01 par value, at a purchase price of $0.01 per share. All warrants for 666,667 shares were exercised on or before October 16, 2017, by payment to the Company for the aggregate purchase price of $6,667. There are no warrants for the purchase of the Company’s stock outstanding as of March 31, 2018.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and notes to those statements included elsewhere in this Quarterly Report on Form 10-Q for the quarter and nine months ended March 31, 2018 and with our audited consolidated financial statements for the year ended June 30, 2017 included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on September 28, 2017.

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

Overview

We have been developing and manufacturing advanced optical instruments since 1982. Today, the vast majority of our business is the design and manufacture of high-quality medical devices and less than 10% of our business is the design and manufacture of military and industrial products. Our medical instrumentation line includes traditional endoscopes and endocouplers as well as other custom imaging and illumination products for use in minimally invasive surgical procedures. Much of our recent development efforts have been targeted at the development of next generation endoscopes. During the last ten to fifteen years, we funded internal research and development programs to develop next generation capabilities for designing and manufacturing 3D endoscopes and very small Microprecision™ lenses, anticipating future requirements as the surgical community demanded smaller and more enhanced imaging systems for minimally invasive surgery. Over the last two years, our customers have engaged our unique engineering services to develop their custom imaging and illumination devices using our 3D endoscope and proprietary Microprecision™ technologies and know-how. Ultimately, those engineering projects provide us with prototype development and manufacturing service orders as our customers test and deliver their custom products to market.

Our unique proprietary technology in the areas of micro optical lenses and prisms, micro medical fiber and CMOS based cameras, and custom design of medical grade instruments, combined with recent developments in the areas of 3D displays, has allowed us to begin commercialization of related product and service offerings to a widening group of customers addressing various medical device, defense and aerospace applications. Thus, a portion of our revenues is now derived from engineering and design services we performed for our customers to incorporate our technologies and capabilities into their medical device products. We believe that new products based on these technologies provide enhanced imaging for existing surgical procedures and can enable development of many new medical device products and related medical procedures.

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

For the nine months ended March 31, 2018, approximately 67% of our sales were made to seven customers. Of these, four were medium to large, international, medical device companies, and one was a large defense contractor. Each of these customers has been our customer for numerous years. The other two customers were early-stage companies developing endoscopic products that incorporate our unique design capabilities. Sales to these seven customers included both products we developed over five years ago and products we are currently developing which rely heavily on our unique, proprietary Microprecision™ lens technology and optical visualization system expertise.

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

Results of Operations

Our total revenues for the quarter ended March 31, 2018, were $735,597, as compared to $983,186 for the same period in the prior year, a decrease of $247,589, or 25.2%. Engineering service revenues decreased during the quarter ended March 31, 2018 compared to the same quarter of the prior year by 53% and production revenues increased 9% during the quarter ended March 31, 2018 compared to the same quarter of the prior year. The majority of our revenues are derived from engineering design and manufacturing services related to products marketed or under development by our customers. Therefore, our revenues are subject to fluctuations on a product by product basis from period to period. The increase in production revenue during the quarter ended March 31, 2018 when compared to the same quarter of the prior year resulted primarily from an increase in sales of a traditional product to two long-standing customers. Engineering service revenue during the quarter ended March 31, 2018, when compared to the same quarter of the prior year included a similar number and size of projects, but decreased revenue recognized in the current quarter due to the stage of completion of the projects at March 31, 2018. We expect revenue recognized in the fourth quarter of fiscal 2018 to result from engineering services performed during the third quarter on projects in process at March 31, 2018. We believe most engineering design projects have the potential to generate production revenues when our customers achieve commercialization of the products under design.

Our total revenues for the nine months ended March 31, 2018 were $2,577,116, as compared to $2,434,324 for the same period in the prior year, an increase of $142,792, or 5.9%. The increase in total revenues for the nine-month period ended March 31, 2018 compared to the same period of the prior year resulted from a decrease in engineering service revenue of 6% and an increase in production revenues of 15% during the current quarter. The engineering revenue decrease during the nine months ended March 31, 2018 compared to the same period of the prior year resulted primarily from revenue not yet recognized at March 31, 2018 due to the stage of completion of on-going projects. Production revenues increased during the nine months ended March 31, 2018 compared to the same period of the prior year due to the addition of an optical component project plus increases in various traditional device product sales to long-standing customers.

Management expects increases in production revenues in future fiscal quarters as customer engineering projects transition to customer production orders. We have now received production orders from two customers totaling approximately $2,000,000 which we expect to begin to fulfill in the fourth quarter of fiscal year 2018 and continuing into the next two fiscal years.

Gross profit for the quarter ended March 31, 2018 was $236,153, compared to $278,124 for the same period in the prior year, reflecting a decrease of $41,971, or 15.1%. Gross profit for the quarter ended March 31, 2018 as a percentage of our revenues was 32.1%, an increase from the gross profit percentage of 28.3% for the same period in the prior year. Gross profit for the nine months ended March 31, 2018 was $923,117, as compared to $593,582 for the same period in the prior year, which reflects an increase of $329,535 or 55.5%. Gross profit for the nine months ended March 31, 2018 as a percentage of our revenues was 35.8%, an increase from the gross profit percentage of 24.4% for the same period in the prior year. Quarterly gross profit and gross profit percentage depend on a number of factors, including overall sales volume, facility utilization, product sales mix, and the costs of engineering services and initial production in connection with new products. The improvement in our gross profit performance during the quarter and nine month periods ended March 31, 2018 resulted from current project mix, increased engineering and production activity absorbing a higher percentage of fixed manufacturing costs, and lower fixed compensation expense during a large portion of the nine months ended March 31, 2018. Management expects compensation costs to increase since new hires for similar positions have now been made. Additionally, targeted or better margins were realized on most engineering and production projects during the quarters ended December 31, 2017 and March 31, 2018, including the larger revenue projects in each category, due to experience related efficiencies in producing traditional products and engineering development activities associated with Microprecision™ technologies. Product mix and start-up production activities on products transitioning from engineering to production could result in lower future gross profit margins.

Research and development expenses were $126,365 for the quarter ended March 31, 2018, compared to $122,313 for the same period in the prior year, a slight increase of $4,052, or 3.3%. Research and development expenses were $334,823 for the nine months ended March 31, 2018, compared to $358,520 for the same period in the prior year, a decrease of $23,697, or 6.6%. The decrease in research and development expenses during the nine months ended March 31, 2018, compared to the same period of the prior year, resulted from a temporary reduction in engineering department staffing and a higher percentage of available engineering resources being consumed in revenue generating engagements with our customers for the development of their products. In-house research and development and certain internal functions not directly related to customer engagements are classified as research and development expenses.

Selling, general and administrative expenses were $388,611 for the quarter ended March 31, 2018, compared to $318,581 for the same period in the prior year, an increase of $70,030, or 22.0%, resulting primarily from an increase in the reserve for doubtful accounts receivable relating to one specific customer and charged to bad debt expense during the quarter ended March 31, 2018. Selling, general and administrative expenses were $955,230 for the nine months ended March 31, 2018, compared to $1,003,590 for the same period in the prior year, a decrease of $48,360, or 4.8%. The decrease in nine months ended March 31, 2018, compared to the same period in the prior year was primarily due to reduced stock-based compensation expense relating to stock options and stock accrued for consulting services, plus reduced wages resulting from the retirement of a sales person in January 2017 and a temporarily vacated administrative position which has since been filled. The expense reductions during the nine month period ended March 31, 2018 were partially offset by increased sales commissions and a $113,750 increase in the reserve for doubtful accounts receivable relating to one specific customer, $25,000 of which was charged to bad debt expense in the quarter ended December 31, 2017 and $88,750 charged in the quarter ended March 31, 2018.

No income tax provision was recorded in the quarter and nine-month periods ended March 31, 2018 and 2017 because of the losses generated in those periods.

Liquidity and Capital Resources

We have sustained recurring net losses for several years. During the quarter and nine-month periods ended March 31, 2018, we incurred net losses of $279,271 and $368,382, respectively. We also incurred net losses of $1,006,457 and $1,034,765 during the fiscal years ended June 30, 2017 and 2016, respectively, and used cash in operating activities of $667,434 and $876,298 during the same fiscal periods, respectively. As of March 31, 2018, cash and cash equivalents were $201,897, accounts receivable were $579,165, and current liabilities were $1,589,311. Our working capital was $404,801 and $479,604 at March 31, 2018 and June 30, 2017, respectively.

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

We recognize that the working capital described above and our cash and accounts receivable as of March 31, 2018 is low considering the level of cash historically used in our operations at our current sales levels. Our accounts receivable and cash balances are subject to significant fluctuations based on the timing and amount of customer billings and accounts receivable collections as well as the terms of vendor payment obligations. If quarterly sales revenues do not increase and maintain near or above cash breakeven levels during the next six to nine months, we may be required to obtain cash for operations from non-working capital sources, which may not be available, in which case we would have to significantly decrease or cease operations.

The sale of additional equity or convertible debt securities would result in additional dilution to our stockholders, and debt financing, if available, may involve restrictive covenants that could restrict our operations or finances. Financing, if necessary, may not be available in amounts or on terms acceptable to us, if at all. If we cannot raise funds on acceptable terms, achieve positive cash flow, or continue to sufficiently manage our working capital, we may not be able to continue to conduct operations, develop new products, grow periodic revenues or market share, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements, any of which would negatively impact our business, operating results, financial condition, and ability to continue as a going concern.

Capital equipment and patent application related expenditures during the nine months ended March 31, 2018 and 2017 were $17,189 and $33,567, respectively. Future capital equipment and patent application expenditures will depend upon future sales and success of on-going research and development efforts.

We have contractual cash commitments related to open purchase orders as of March 31, 2018 of approximately $674,413, including a $25,713 commitment remaining under a five-year capital lease obligation for the acquisition of equipment (see Note 3. Capital Lease Obligation). The increase in contractual cash commitments at March 31, 2018 compared to commitments of $388,000 at December 31, 2017, is the result of our entering into increased vendor purchase agreements related to anticipated sales from two customer production orders received in the recent quarter totaling approximately $2,000,000 of expected revenue in the next two fiscal years. We have no other contractual cash commitments since leased facilities are currently on a month-to-month basis.

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

Item 4. Controls and Procedures.

Management’s Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and our Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures, including internal control over financial reporting, were not effective, as of March 31, 2018, to ensure the information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended (i) is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are intended to be designed to provide reasonable assurance that such information is accumulated and communicated to our management. Based on this evaluation, our management concluded that our internal control over financial reporting was not effective as of March 31, 2018.

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

To address and remediate the material weakness in internal control over financial reporting described above, beginning in the quarter ended September 30, 2009 and continuing through the quarter ended March 31, 2018, we implemented processes to improve our inventory controls and documentation surrounding inventory valuation for overhead rates, and performed procedures to ensure that the pricing of inventory items was consistent with the supporting documentation. We believe that the step outlined above strengthens our internal control over financial reporting and mitigates the material weakness described above.

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

Item 1A. Risk Factors.

Other than as described below, there have been no material changes from the risk factors previously disclosed in our annual report on Form 10-K for the fiscal year ended June 30, 2017, as filed with the Securities and Exchange Commission on September 28, 2017; our quarterly report for the quarter ended September 30, 2017, as filed with the Securities and Exchange Commission on November 14, 2017; and our quarterly report for the quarter ended December 31, 2017, as filed with the Securities and Exchange Commission on February 14, 2018.

As of March 31, 2018, we may not have sufficient cash to continue operations for the next six to nine months.

As of March 31, 2018, we had $201,897 in cash and cash equivalents, $579,165 in accounts receivable, and $1,589,311 in current liabilities. We incurred net losses of $368,382 and $1,006,457 during the nine months ended March 31, 2018 and the fiscal year ended June 30, 2017, respectively. If quarterly sales revenues do not increase and maintain near or above cash breakeven levels in the next six to nine months, we may be required to obtain cash for operations from non-working capital sources, which may not be available, in which case we would have to significantly decrease or cease operations. The sale of additional equity or convertible debt securities would result in additional dilution to our stockholders, and debt financing, if available, may involve restrictive covenants that could restrict our operations or finances. Financing, if necessary, may not be available in amounts or on terms acceptable to us, if at all. If we cannot raise funds on acceptable terms or achieve positive cash flow, we may not be able to continue to conduct operations, develop new products, grow market share, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements, any of which would negatively impact our business, operating results, financial condition and our ability to continue as a going concern.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

We did not issue any unregistered equity securities during the quarter ended March 31, 2018.

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

PRECISION OPTICS CORPORATION, INC.

Date: May 15, 2018	By:	/s/ Joseph N. Forkey
Joseph N. Forkey
Chief Executive Officer (Principal Executive Officer)

Date: May 15, 2018	By:	/s/ Donald A. Major
Donald A. Major
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

