Form 10-K
period 2018-06-30
PRECISION OPTICS CORPORATION, INC.
filed 2018-09-27
CIK 867840

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act. ☐ Yes ☒ No

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant on December 29, 2017 was approximately $2,406,427 based on a total of 5,869,334 shares of the registrant’s common stock held by non-affiliates on December 29, 2017, at the closing price of $0.41 per share as reported on the OTCQB market on December 29, 2017.

The number of shares of outstanding common stock of the registrant as of September 15, 2018 was 10,297,139.

Documents incorporated by reference:  None

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

ITEM 1.  BUSINESS.

Overview

We have been developing and manufacturing advanced optical instruments since 1982. Today, the majority of our business is the design and manufacture of high-quality medical devices and approximately 17% of our revenue in fiscal year 2018 is from the design and manufacture of military and industrial products. Our medical instrumentation line includes traditional endoscopes and endocouplers as well as other custom imaging and illumination products for use in minimally invasive surgical procedures. Much of our recent development efforts have been targeted at the development of next generation endoscopes. Over the last ten years, we have funded internal research and development programs to develop next generation capabilities for designing and manufacturing 3D endoscopes and very small Microprecision™ lenses, anticipating future requirements as the surgical community continues to demand smaller and more enhanced imaging systems for minimally invasive surgery. Our unique proprietary technology in these areas, combined with recent developments in the areas of 3D displays and millimeter sized CMOS image sensors, has allowed us to begin commercialization of these technologies. Thus, over 30% of our revenues in each of the fiscal years 2016, 2017 and 2018 were derived from engineering and design services we performed for our customers to incorporate our technologies and capabilities into their medical device products. We believe that new products based on these technologies provide enhanced imaging for existing surgical procedures which help to enable development of many new medical device products and related medical procedures. Over 50% of our total revenues in fiscal years 2016, 2017 and 2018 were derived from the assembly and manufacture of endoscopic medical devises, sub-assemblies and optical components ordered by our customers and usually developed from the engineering and design services we perform for them. We expect sales revenue increases to come from the orders from our customers to manufacture the products we help them engineer and design.

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

We have been engaged by various customers for an increasing amount of development work relating to the design of endoscopes and camera assemblies that utilize our Microprecision™ technology. We have now received two production orders exceeding $1 each from two customers for their custom designed products, and we believe in the future we will receive follow-on orders from these customers as well as production orders from other customers currently in our engineering and design pipeline.

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

International Business

We have had negligible direct export sales to date. However, our medical products have received the CE mark certification, which permits sales into the European Economic Area and which benefits our customers as they market their products manufactured by us or containing our sub-assemblies into markets outside the United States. In the future, we may establish or use additional production facilities overseas to produce key components for our business, such as lenses. From the 1990s through approximately 2014, we maintained a physical presence in Asia to support business and quality control activities throughout the region as needed. We continue to acquire various optical components from overseas to meet the needs of custom device designs. We believe that the availability of specialized components and cost savings from various overseas production resources is essential to our ability to deliver complex and unique device designs and to compete on a price basis in the medical products area particularly and to our profitability generally.

Research and Development

We believe that our future success depends, to a large degree, on our ability to continue to conceive and develop new optical products and technologies to enhance the performance characteristics and methods of manufacture of existing and new products. Although development work on behalf of customers is almost entirely performed under revenue generating contracts and customer purchase orders, research and development expenses are incurred on our own proprietary products and technology, such as Microprecision™ optics, micro medical cameras and 3D endoscopes. Accordingly, we treat engineering expenses not consumed in customer contracted development and our investment of funds and resources in internal product and intellectual property development as research and development expense in the accompanying statement of operations. For the years ended June 30, 2018 and 2017, research and development expenses were $456,377 and $464,162, respectively.

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

Patents and Trademarks

We rely, in part, upon patents, trade secrets and proprietary knowledge as well as personnel policies and employee confidentiality agreements concerning inventions and other creative efforts to develop and maintain our competitive position. We plan to file for patents, copyrights and trademarks in the United States and in other appropriate countries to protect our intellectual property rights to the greatest extent practicable. We currently hold rights to various United States patents, and have patent applications pending, including applications for our new generation of micro medical cameras and 3D endoscopes. Our current patent portfolio includes patents, rights to patents and patent applications that cover various aspects of our technology in the following areas:

—	Medical devices;
—	3-D endoscopes;
—	Microprecision™ lenses and micro medical cameras;
—	Military products.

The patents contained in our current patent portfolio have various expiration dates through May 2036. We are not aware of any infringements of these patents. While we believe that our pending applications relate to patentable devices or concepts, these patents may not ultimately be issued and we may not be able to successfully defend these patents or effectively limit the development of competitive products and services.

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

Employees

As of June 30, 2018, we had 30 employees, 26 of which were full-time employees. There were 20 employees in manufacturing, 6 in engineering/research and development and 4 in finance and administration. We are not a party to any collective bargaining agreements. We believe our relations with our employees are very good.

Customers

Revenues from our largest customers, as a percentage of total revenues, for fiscal years 2018 and 2017 were as follows:

	2018	2017
Customer A	16	5
Customer B	14	10
Customer C	8	10
Customer D	4	11
All Others	58	64
	100%	100%

No other customer accounted for more than 10% of our revenues in fiscal years 2018 and 2017. At June 30, 2018, our four largest customer account receivable balances were 22%, 16%, 13%, and 13%, respectively, of total accounts receivable. At June 30, 2017, our five largest account receivable balances were 16%, 15%, 12%, 12%, and 11% of the total accounts receivable. No other accounts accounted for more than 10% of accounts receivable at June 30, 2018 or 2017.

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

As of June 30, 2018 and September 17, 2018, we may have to pursue additional funding for our operations if we do not maintain adequate sales revenues.

For the year ended June 30, 2018, net cash provided by operating activities was $100,657, and our net loss for the year was $351,390. As of June 30, 2018, we had $402,738 in cash and cash equivalents, $769,923 of accounts receivable and $1,932,844 of current liabilities, including $857,842 of customer advances paid against open purchase orders from our customers. If we do not maintain adequate sales revenue, we may not have sufficient cash to continue operations without obtaining additional funding for operations. We may have to pursue several options to manage cash flow and raise capital including issuing debt, equity or entering into a strategic alliance. The sale of additional equity or convertible debt securities would result in additional dilution to our stockholders, and debt financing, if available, may involve restrictive covenants that could restrict our operations or finances. Financing may not be available in amounts or on terms acceptable to us, if at all. If we cannot raise funds on acceptable terms or achieve positive cash flow, we may not be able to continue to conduct operations, develop new products, grow market share, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements, any of which would negatively impact our business, operating results and financial condition.

We have a history of losses, we may continue to incur losses and we may never achieve profitability; and we may need to raise additional funds.

During the years ended June 30, 2018 and 2017, we incurred net losses of $351,390 and $1,006,457, respectively. Our accumulated deficit at June 30, 2018 amounted to $45,022,122. We had working capital of $481,876 and $479,604 as of June 30, 2018 and 2017, respectively. During the year ended June 30, 2018, net cash provided by operating activities amounted to $100,657. We may continue incurring losses for the foreseeable future and may never achieve sustained profitability. We must generate sufficient cash flow or raise additional capital to pursue our product development initiatives, penetrate markets for the sale of our products and continue to conduct operations. We cannot provide any assurance that we will raise additional capital. We believe that we have access to capital resources through possible public or private equity offerings, debt financings, corporate collaborations, strategic alliances, or other means. We may not raise enough capital to meet our needs and we may have to raise additional capital in the future. If we are unable to secure additional capital, we may be required to curtail our research and development initiatives and take additional measures to reduce costs in order to conserve our cash in amounts sufficient to sustain operations and meet our obligations. These measures could cause significant delays in our efforts to further commercialize our products and complete development projects and manufacturing services for our customers, which are critical to the realization of our business plan and to our future operations.

We rely on a small number of customers who may not consistently purchase our products in the future and if we lose any one of these customers, our revenues may decline.

In the fiscal year ended June 30, 2018, our two largest customers represented approximately 16%, and 14%, respectively, of our total revenues. In the fiscal year ended June 30, 2017, our three largest customers represented approximately 11%, 10%, and 10%, respectively, of our total revenues. No other customer accounted for more than 10% of our revenues during those periods. At June 30, 2018, our four largest customer account receivable balances were 22%, 16%, 13%, and 13%, respectively, of total accounts receivable. At June 30, 2017, our five largest account receivable balances were 16%, 15%, 12%, 12%, and 11%, respectively, of the total accounts receivable.

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

At June 30, 2018, our four largest customer account receivable balances were 22%, 16%, 13%, and 13%, respectively, of total accounts receivable. While we believe we have a varied customer base and have experienced strong collections in the past, we may experience changes in our customer base, including reductions in purchasing commitments, which could also have a material adverse effect on our revenues and liquidity. Additionally, our customers could become unable or unwilling to pay amounts owed to us. During fiscal 2018, we recorded a $227,500 reserve against accounts receivable amounts owed to us by one customer that has not been able to pay us for design services we provided. We have not purchased insurance on our accounts receivable balances. Large uncollectible accounts receivable balances could have a material adverse effect on our financial condition.

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

Our ability to attract employees with a high degree of scientific and technical talent is crucial to the success of our business. There is intense competition for the services of such persons and we cannot guarantee that we will be able to attract and retain individuals possessing the necessary qualifications. If we cannot attract such individuals, we may not be able to perform the necessary design services for our customers or produce our products causing damage to our business or an inability to meet customer demand or increase revenues.

We are subject to a high degree of regulatory oversight and, if we do not continue to receive the necessary regulatory approvals, our revenues may decline.

The FDA has granted us clearance to manufacture and market the medical products we currently sell in the United States. However, prior FDA approval may be required before we can market additional medical products that we may develop in the future. We may also seek to sell current or future medical products in a manner that requires us to obtain FDA permission to market such products. We may also require the regulatory approval or license of other federal, state or local agencies or comparable agencies in other countries.

We may lose the FDA’s permission to manufacture and market our current products or may not obtain the necessary regulatory permission, approvals or licenses for the manufacturing or marketing of any of our future products. Also, we cannot predict the impact on our business of FDA regulations or determinations arising from future legislation or administrative action. If we lose the FDA’s permission to manufacture and market our current products or we do not obtain regulatory permission to manufacture and market our future products, our revenues may decline and our business may be harmed.

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

Because they involve performance over time, we cannot predict with certainty the expenses involved in meeting our obligations under fixed-price purchase orders. Therefore, we can never be sure at the time we enter into any single fixed-price purchase order that such purchase order will continue to be profitable for us throughout the fixed-price period.

We primarily perform engineering and manufacturing services for our customers who could decide to use another vendor for these services in the future.

A significant portion of our revenues are derived from engineering and manufacturing services that we perform to design and fabricate medical device products or sub-assemblies of medical device products for our customers who in turn sell the products to the end users. Our customers typically own the proprietary rights to and control commercial distribution of the final products. Therefore, in many of these cases we do not own the proprietary rights to the medical device products that we manufacture or that our sub-assemblies are made a part of. Our customers could decide to use other suppliers for these services based on cost, quality, delivery time, production capacities, competitive and regulatory considerations or other factors. Thus, revenues from our customers and the products and services we provide them are subject to significant fluctuation on a product to product basis from period to period.

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

Like any manufacturer, we are and always have been exposed to liability claims resulting from the use of our products. We maintain product liability insurance to cover us in the event of liability claims, and as of September 22, 2018, no such claims have been asserted or threatened against us. However, our insurance may not be sufficient to cover all possible future product liabilities.

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

As of June 30, 2018, there were 1,055,700 shares of our common stock issuable upon exercise of stock options outstanding, at a weighted average exercise price of $0.76 per share. As of June 30, 2018, a total of 789,898 shares of our common stock are reserved for issuance under our 2011 Equity Incentive Plan. In August 2018 the Board of Directors authorized compensation agreements with our Chief Executive Officer including the issuance of 300,000 common shares and granting of stock options to purchase 350,000 shares of our common stock at $0.73 per share subject to vesting conditions, and with our Chief Financial Officer including the granting of stock options to purchase 100,000 shares of our common stock at $0.70 per share subject to vesting conditions. Moreover, we expect to issue additional shares and options to purchase shares of our common stock to compensate employees, consultants and directors, and we may issue additional shares to raise capital. Any such issuances will have the effect of further diluting the interest of the holders of our securities.

ITEM 2.  PROPERTIES.

We conduct our domestic operations at three facilities in Gardner, Massachusetts. The main Gardner facility is leased from a corporation owned by Mr. Richard E. Forkey, who resigned from our board of directors on July 9, 2014. We are currently a tenant-at-will, paying rent of $9,000 per month. We rent two other smaller Gardner facilities on a month-to-month basis.

We believe these facilities are adequate for our current operations and are adequately covered by insurance. Significant increases in production or the addition of significant equipment additions or manufacturing capabilities in connection with the production of our line of endoscopes and other products may, however, require improvements to existing facilities or the acquisition or lease of additional facilities. We may establish production facilities domestically or overseas to produce key assemblies or components, such as lenses, for our products. Overseas facilities may subject us to the political and economic risks associated with overseas operations. The loss of or inability to establish or maintain such additional domestic or overseas facilities could materially adversely affect our competitive position and profitability.

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

	High	Low
For the Fiscal Year Ended June 30, 2017
First Quarter ended September 30, 2016	$0.70	$0.48
Second Quarter ended December 31, 2016	$0.70	$0.46
Third Quarter ended March 31, 2017	$0.60	$0.40
Fourth Quarter ended June 30, 2017	$0.65	$0.40

For the Fiscal Year Ended June 30, 2018
First Quarter ended September 30, 2017	$0.60	$0.40
Second Quarter ended December 31, 2017	$0.64	$0.40
Third Quarter ended March 31, 2018	$0.55	$0.41
Fourth Quarter ended June 30, 2018	$0.55	$0.48

Holders

As of September 26, 2018, we had approximately 73 holders of record of our common stock. Holders of record include nominees who may hold shares on behalf of multiple owners.

Dividends

We have not declared any dividends during the last two fiscal years. At present, we intend to retain our earnings, if any, to finance research and development and the expansion of our business.

Recent Sales of Unregistered Securities

We issued 102,000 shares on May 29, 2018 to one of our consultants in return for past services. On the date of issuance the shares were valued at $0.50 per share or $51,000, Other than the 102,000 shares and as previously disclosed in our quarterly reports on Form 10-Q or current reports on Form 8-K, we did not issue any additional shares of our common stock since March 31, 2018.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table summarizes information about our equity compensation plans as of June 30, 2018.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	122,598	$0.57	–
Equity compensation plans not approved by security holders	933,102	$0.79	789,898
Total	1,055,700	$0.76	789,898

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

Overview

We have been a developer and manufacturer of advanced optical instruments since 1982. Today, the vast majority of our business is the design and manufacture of high-quality medical devices and approximately 17% of our business in fiscal year 2018 is the design and manufacture of military and industrial products. Our medical instrumentation line includes traditional endoscopes and endocouplers as well as other custom imaging and illumination products for use in minimally invasive surgical procedures. Much of our recent development efforts have been targeted at the development of next generation endoscopes. For the last ten years, we have funded internal research and development programs to develop next generation capabilities for designing and manufacturing 3D endoscopes and very small Microprecision™ lenses, anticipating future requirements as the surgical community continues to demand smaller and more enhanced imaging systems for minimally invasive surgery.

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

We are registered to the ISO 9001:2015 and ISO 13485:2016 Quality Standards and comply with the FDA Good Manufacturing Practices and the European Union Medical Device Directive for CE marking of our medical products. Our internet website is www.poci.com.

The markets in which we do business are highly competitive and include both foreign and domestic competitors. Many of our competitors are larger and have substantially greater resources than we do. Furthermore, other domestic or foreign companies, some with greater financial resources than we have, may seek to produce products or services that compete with ours. We routinely outsource specialized production efforts as required to obtain the most cost effective production. Over the years, we have achieved extensive experience collaborating with other optical specialists worldwide and from the 1990s to 2014, we maintained a physical presence in Asia, specifically Hong Kong, to support business and quality control activities throughout the region as needed.

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

During the fiscal year ended June 30, 2018, approximately 66% of our sales were made to eight customers. Of these, four are large, international, medical device or defense contracting companies who have been our customers for many years. Two of these customers continue to purchase products that we developed over five years ago, and the other two are purchasing products that were developed and launched into production by us more recently. The other four top customers have engaged our engineering services or purchase products that we developed in recent years. Seven of these eight customers’ revenues are for projects which rely heavily on our unique, proprietary Microprecision™ lens technology and optical visualization system expertise.

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

We continue to attend trade shows to announce our new technology, most recently at the Medical Design and Manufacturing West show in Anaheim in February 2018, and at the MD&M East show in June 2018 in New York City. Beginning in fiscal year 2014 and from time to time, we have advertised through, and received numerous leads from a business-to-business e-commerce platform. Because of the increased awareness of our new technology generated by our presence at trade shows, advertising online from time to time and direct email messages to our own customer database that we have built over the last 30 years, we continue to maintain a robust pipeline of relevant and high potential requests from potential customers for project quotations through fiscal 2018. We do not intend for the information on either the Photonics Online or any other websites to be incorporated into this report.

Critical Accounting Policies and Estimates

Our critical accounting policies are included in the Notes to our Financial Statements contained in this Annual Report on Form 10-K.

Results of Operations for the Fiscal Year Ended June 30, 2018 as Compared to the Fiscal Year Ended June 30, 2017

Total revenues for fiscal year 2018 were $4,038,048, an increase of $883,501, or 28.0%, from revenues for fiscal year 2017 of $3,154,547. During the fiscal year ended June 30, 2018 revenues increased in the production category by 54.8% and decreased in the engineering services category by 6.7%. Production revenues increased primarily due to the addition of a defense industry optical sub-assembly, an increase in sales to a long-standing customer for a traditional fiber scope, and sales relating to two engineering projects converted to production during fiscal year 2018. The 6.7% decline in engineering revenues during the fiscal year 2018 is considered to be the result of normal engineering project fluctuations. Engineering revenues in fiscal year 2018 are represented by decreased revenues from certain customers as development projects transition through phases or into production, as well as increased revenues to certain other customers for new or advancing development projects. The number of engineering projects we worked on in fiscal year 2018 was similar to the number of engineering projects worked on in fiscal year 2017. The engineering projects range in type including CMOS, Microprecision™, 3D and robotic visualization and illumination systems. We believe the quality of the engineering projects continues to provide the opportunity for production purchase orders from these customers as the product advance to clinical evaluation and commercialization.

Revenues from our largest customers, as a percentage of total revenues, were as follows:

	Year Ended June 30,
	2018	2017
Customer A	16	5
Customer B	14	10
Customer C	8	10
Customer D	4	11
All Others	58	64
	100%	100%

No other customer accounted for more than 10% of our revenues in fiscal years 2018 and 2017.

Gross profit for fiscal year 2018 of $1,481,918, reflected an increase of $708,194, or 91.5%, as compared to gross profit for fiscal year 2017 of $773,724. Gross profit, as a percentage of revenues for fiscal year 2018, was 36.7% as compared to gross profit, as a percentage of revenues for fiscal year 2017, of 24.5%. The increase in gross margin dollars in fiscal year 2018 was due primarily to increased sales revenue compared to fiscal 2017 and increased operational efficiencies in production. The increase in gross margin percentage realized in fiscal year 2018 compared to fiscal year 2017 reflects increased manufacturing efficiencies on traditional and new technology products, continued utilization of engineering resources in revenue generating projects, and greater absorption of fixed manufacturing expenses due to higher sales levels in fiscal year 2018 compared to fiscal year 2017.

Our gross profit margins depend on a number of factors, including overall sales volume, the mix of products sold and services performed and the costs of initial production in connection with new products, technologies and manufacturing techniques. We believe that as we have gained experience in developing and manufacturing products based on the new Microprecision™ and CMOS technologies, we have become more efficient in estimating and executing engineering service contracts and manufacturing activities, causing margins to rise. As a result of the care taken to manage our custom development projects, we experienced efficient transition from engineering to production in three significant projects during the latter portion of fiscal year 2018. In each of these three projects we have successfully delivered products to our customers on time, meeting specifications and within budget. This efficient operational performance has contributed to the increased gross profit percentage in fiscal year 2018, and we believe that as overall revenues increase beyond breakeven the absorption of fixed manufacturing costs may also cause gross profit percentages to increase from their current levels.

Research and development expenses were $456,377 for fiscal year 2018 as compared to $464,162 for fiscal year 2017. The decrease of $7,785, or 1.7%, in fiscal year 2018 compared to fiscal year 2017 was due primarily to the continued high utilization of our engineering resources in revenue generating activities for our customers. As a result of increases in engineering service revenue, a greater portion of our fixed engineering cost is included in cost of goods sold.

Selling, general and administrative expenses increased by $60,682, or 4.6%, to $1,374,160 for fiscal year 2018 as compared to $1,313,478 for fiscal year 2017, resulting primarily from a $227,500 provision to bad debt expense during fiscal year 2018 relating to amounts receivable from one specific customer, offset by a reduction in consulting expense in fiscal year 2018, a $180,771 reduction in stock based compensation relating to stock options and stock issued for consulting services, and reduced wages resulting from the retirement of a sales person in January 2017 and a temporarily vacated administrative position which has since been filled.

The gain on sale of assets in fiscal year 2017 of $1,515 represents the sale of previously written off assets for proceeds of $1,515.

The income tax provisions in fiscal years 2018 and 2017 represent the minimum statutory state income tax liability.

Liquidity and Capital Resources

We have sustained recurring net losses for several years. During the year ended June 30, 2018 we incurred a net loss of $351,390 and generated cash from operating activities of $100,657. As of June 30, 2018, cash and cash equivalents were $402,738, accounts receivable were $796,923, and current liabilities were $1,932,844, including $857,842 of customer advances paid against open purchase orders from our customers. As of June 30, 2017, cash and cash equivalents were $118,405, accounts receivable were $468,548, and current liabilities were $1,218,781, including $180,137 of customer advances paid against open purchase orders from our customers.

We have traditionally funded working capital needs through product sales, management of working capital components of our business, cash received from public and private offerings of our common stock, warrants to purchase shares of our common stock or convertible notes, and by customer advances paid against purchase orders by our customers and recorded in the current liabilities section of the accompanying financial statements. We have incurred year to year and quarter to quarter operating losses during our efforts to develop current products including Microprecision™ optical elements, micro medical camera assemblies and 3D endoscopes. Our management believes that the opportunities represented by these products have the potential to generate sales increases to achieve breakeven and profitable results.

Until we achieve sustained breakeven and profitable results, we will be required to pursue several options to manage cash flow and raise capital, including issuing debt or equity or entering into a strategic alliance. The sale of additional equity or convertible debt securities, if converted into common stock, would result in additional dilution our current stockholders, and debt financing, if available, may involve restrictive covenants that could restrict our operations or finances and encumber our assets. Financing may not be available in amounts or on terms acceptable to us, if at all. If we are unable to secure additional capital, enter into a strategic alliance, raise funds on acceptable terms or achieve sustained positive cash from operations, we may be required to curtail our research and development initiatives and take additional measures to reduce costs in order to conserve our cash, and we may not be able to continue to develop new products, grow market share, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements, any of which could negatively impact our business, operating results and financial condition, or impact our ability to continue to conduct operations.

Capital equipment expenditures during fiscal year 2018 and fiscal year 2017 were $4,448 and $27,719, respectively. Patent application expenditures during fiscal year 2018 and fiscal year 2017 were $17,189 and $7,212, respectively. Future capital equipment and patent expenditures will be dependent upon future sales and success of on-going research and development efforts.

Contractual cash commitments for the fiscal years subsequent to June 30, 2018 are summarized as follows:

	Fiscal 2018	Thereafter	Total
Capital lease for equipment, including interest	$10,250	$15,376	$25,626

We have contractual cash commitments related to open purchase orders as of June 30, 2018 of approximately $822,430.

Material Trends and Uncertainties

We have sustained recurring net losses for several years. Until we achieve consistent breakeven and profitable results, we will be required to pursue several options to manage cash flow and raise capital, including issuing debt or equity or entering into a strategic alliance. If we are unable to secure additional capital, enter into a strategic alliance, raise funds on acceptable terms or achieve sustained positive cash from operations, we may be required to curtail our research and development initiatives and take additional measures to reduce costs in order to conserve our cash, and we may not be able to continue to develop new products, grow market share, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements, any of which could negatively impact our business, operating results and financial condition, or impact our ability to continue to conduct operations.

Sales of our traditional endoscope products we manufacture for our customers years are continuing, and we have three new engineering projects that have transitioned to manufacturing orders during fiscal 2018. Additionally, we have an on-going pipeline of revenue generating engineering development projects with existing and new customers that are currently consuming the capacity of our engineering department. Engineering development projects are selected by us as those we believe have the greatest potential to transition into follow-on manufacturing orders as our customers introduce their products to market.

Our capabilities to design and manufacture entire endoscope instruments and sub-assemblies, but specifically those utilizing CMOS, 3D, and our Microprecision™ lens and camera module technologies, is the basis for our increased level of revenue generating engineering projects. We have developed expertise, intellectual property, and unique know-how in the area of micro sized camera modules comprising micro optical lens and prism elements, CMOS sensors, 3D visualization, fiber optics, and various forms of illumination that are increasingly in demand with medical device companies. We believe our capabilities in this area make endoscope products available to our customers in small sizes with high resolution and at low prices not available in the past. We also believe our technologies and know-how can lead to products meeting these criteria and they are also designed to be disposable, which is also in demand by medical device companies to mitigate the risks of operating room cross contamination.

Our future success in capitalizing on the demand for our design and manufacturing capabilities requires us to continue to provide engineering services valued by our customers, and to efficiently manufacture those products when orders are received from our customers. Our ability to continue to provide engineering and manufacturing services is dependent on us to continue to manage our cash flow and to raise the necessary amount of cash to fund our operating losses until sustained breakeven revenues and positive cash flow from operations are achieved.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

Precision Optics Corporation, Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Precision Optics Corporation, Inc. as of June 30, 2018 and 2017 and the related consolidated statements of operations, changes in stockholder’s equity, cash flows, for each of the two years in the period ended June 30, 2018 and the related notes (collectively referred to as “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2018 and 2017 and the results of its operations and its cash flows for the periods then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Stowe & Degon LLC

Westborough, Massachusetts

September 21, 2018

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

Consolidated Balance Sheets at June 30, 2018 and 2017

	2018	2017
ASSETS
Current Assets:
Cash and cash equivalents	$402,738	$118,405
Accounts receivable (net of allowance for doubtful accounts of $232,500 at June 30, 2018 and $5,000 at June 30, 2017)	796,923	468,548
Inventories	1,144,068	1,055,447
Prepaid expenses	70,991	55,985
Total current assets	2,414,720	1,698,385
Fixed Assets:
Machinery and equipment	2,511,638	2,507,190
Leasehold improvements	553,596	553,596
Furniture and fixtures	148,303	148,303
	3,213,537	3,209,089
Less—Accumulated depreciation and amortization	3,164,051	3,136,835
Net fixed assets	49,486	72,254

Patents, net	47,275	30,086
	$2,511,481	$1,800,725
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of capital lease obligation	$8,962	$8,391
Accounts payable	703,538	694,958
Customer advances	857,842	180,137
Accrued employee compensation	238,590	189,783
Accrued professional services	98,000	71,000
Accrued warranty expense	25,000	25,000
Other accrued liabilities	912	49,512
Total current liabilities	1,932,844	1,218,781

Capital lease obligation, net of current portion	14,601	23,564
Commitments (Note 2)	–	–

Stockholders’ Equity:
Common stock, $0.01 par value: 50,000,000 shares authorized; issued and outstanding – 10,197,139 shares at June 30, 2018 and 8,872,916 shares at June 30, 2017	101,972	88,729
Additional paid-in capital	45,484,186	45,140,383
Accumulated deficit	(45,022,122)	(44,670,732)

Total stockholders’ equity	564,036	558,380
	$2,511,481	$1,800,725

The accompanying notes are an integral part of these consolidated financial statements.

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

for the Years Ended June 30, 2018 and 2017

	2018	2017
Revenues	$4,038,048	$3,154,547
Cost of goods sold	2,556,130	2,380,823

Gross profit	1,481,918	773,724

Research and development expenses, net	456,377	464,162
Selling, general and administrative expenses	1,374,160	1,313,478
Gain on sale of assets	–	(1,515)
Total operating expenses	1,830,537	1,776,125

Operating loss	(348,619)	(1,002,401)

Interest expense	(1,859)	(3,144)

Loss before provision for income taxes	(350,478)	(1,005,545)

Provision for income taxes	912	912

Net loss	$(351,390)	$(1,006,457)

Loss per share:
Basic and fully diluted	$(0.04)	$(0.12)

Weighted average common shares outstanding:
Basic and fully diluted	9,826,151	8,343,235

The accompanying notes are an integral part of these consolidated financial statements.

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

for the Years Ended June 30, 2018 and 2017

	Number of Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity

Balance, July 1, 2016	7,539,582	$75,396	$44,176,051	$(43,664,275)	$587,172
Proceeds from private placement of common stock, net of issuance costs of $23,947	1,333,334	13,333	762,720	–	776,053
Stock-based compensation	–	–	201,612	–	201,612
Net loss	–	–	–	(1,006,457)	(1,006,457)
Balance, June 30, 2017	8,872,916	$88,729	$45,140,383	$(44,670,732)	$558,380

Proceeds from private placement of common stock, net of issuance costs of $2,963	555,556	5,556	241,482	–	247,038
Proceeds from exercise of stock purchase warrants	666,667	6,667	–	–	6,667
Issuance of common stock for consulting services	102,000	1,020	49,980	–	51,000
Stock-based compensation	–	–	52,341	–	52,341
Net loss	–	–	–	(351,390)	(351,390)
Balance, June 30, 2018	10,197,139	$101,972	$45,484,186	$(45,022,122)	$564,036

The accompanying notes are an integral part of these consolidated financial statements.

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows for the

Years Ended June 30, 2018 and 2017

	2018	2017
Cash Flows from Operating Activities:
Net loss	$(351,390)	$(1,006,457)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities-
Depreciation and amortization	27,216	33,660
Provision for doubtful accounts receivable	227,500	(18,377)
Gain on sale of assets	–	(1,515)
Stock-based compensation expense	52,341	201,612
Non-cash consulting expense	2,400	33,900
Changes in operating assets and liabilities-
Accounts receivable	(555,875)	300,209
Inventories	(88,621)	78,004
Prepaid expenses	(15,006)	32,144
Accounts payable	48,580	(457,603)
Customer advances	677,705	180,137
Accrued expenses	75,807	(43,148)
Net cash provided by (used in) operating activities	100,657	(667,434)

Cash Flows from Investing Activities:
Proceeds from sale of assets	–	1,515
Additional patent costs	(17,189)	(7,212)
Purchases of fixed assets	(4,448)	(27,719)
Net cash used in investing activities	(21,637)	(33,416)

Cash Flows from Financing Activities:
Payment of capital lease obligation	(8,392)	(7,857)
Gross proceeds from private placements of common stock	210,001	780,000
Gross proceeds from exercise of stock purchase warrants	6,667	–
Private placement expenses paid	(2,963)	(2,947)
Net cash provided by financing activities	205,313	769,196

Net increase in cash and cash equivalents	284,333	68,346
Cash and cash equivalents, beginning of year	118,405	50,059

Cash and cash equivalents, end of year	$402,738	$118,405

Supplemental disclosure of cash flow information:
Cash paid during the year for income taxes	$912	$912

Supplemental disclosure of non-cash financing activities:
Issuance of common stock to consultant	$51,000	$–
Private placement expenses incurred but not yet paid	$–	$21,000
Issuance of common stock in settlement of accounts payable	$40,000	$20,000

The accompanying notes are an integral part of these consolidated financial statements.

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(1)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	Nature of Business

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

The Company includes in cash equivalents all highly liquid investments with original maturities of three months or less at the time of acquisition. Cash and cash equivalents of $402,738 and $118,405 at June 30, 2018 and 2017, respectively, consist primarily of cash at banks and money market funds. The Company maintains its cash and cash equivalents in bank deposit accounts that, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on its cash and cash equivalents.

(e)	Inventories

Inventories are stated at the lower of cost (first-in, first-out) or net realizable value and include material, labor and manufacturing overhead. The components of inventories at June 30, 2018 and 2017 are as follows:

	2018	2017
Raw material	$500,908	$501,346
Work-in-progress	434,536	388,614
Finished goods	208,624	165,487
	$1,144,068	$1,055,447

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

Depreciation expense was $27,216 and $33,660 for the years ended June 30, 2018 and 2017, respectively.

(g)	Significant Customers and Concentration of Credit Risk

Financial instruments that subject the Company to credit risk consist primarily of cash equivalents and trade accounts receivable. The Company places its investments with highly rated financial institutions. The Company has not experienced any losses on these investments to date. At June 30, 2018, the Company’s four largest customer account receivable balances were 22%, 16%, 13%, and 13%, respectively, of total accounts receivable. At June 30, 2017, receivables from the Company’s five largest customers were 16%, 15%, 12%, 12% and 11%, respectively, of the total accounts receivable. No other customer accounted for more than 10% of the Company’s receivables as of June 30, 2018 and 2017.

The allowance for doubtful accounts receivable was increased from $5,000 at June 30, 2017 to $232,500 at June 30, 2018 in order to specifically reserve for $227,500 owed by one customer. Other than this doubtful account receivable, the Company has not experienced any material losses related to accounts receivable from individual customers. The Company generally does not require collateral or other security as a condition of sale, rather it relies on credit approval, balance limitation and monitoring procedures to control credit risk of trade account financial instruments. Management believes the allowance for doubtful accounts, which is established based upon review of specific account balances and historical experience, is adequate at June 30, 2018.

Revenues from the Company’s largest customers, as a percentage of total revenues, were as follows:

	2018	2017
Customer A	16%	5%
Customer B	14	10
Customer C	8	10
Customer D	4	11
All Others	58	64
	100%	100%

No other customer accounted for more than 10% of the Company’s revenues in fiscal years 2018 and 2017.

(h)	Loss per Share

Basic income (loss) per share is computed by dividing net income or net loss by the weighted average number of shares of common stock outstanding during the period. Diluted income (loss) per share is computed by dividing net income or net loss by the weighted average number of shares of common stock outstanding during the period, plus the number of potentially dilutive securities outstanding during the period such as stock options and warrants. For the year ended June 30, 2018 and 2017, the effect of such securities was antidilutive and not included in the diluted calculation because of the net loss generated in those periods.

The following is the calculation of loss per share for the years ended June 30, 2018 and 2017:

	Year Ended June 30
	2018	2017
Net Loss– Basic and Diluted	$(351,390)	$(1,006,457)

Basic Weighted Average Shares Outstanding	9,826,151	8,343,235
Potentially Dilutive Securities	–	–
Diluted Weighted Average Shares Outstanding	9,826,151	8,343,235

Loss Per Share
Basic	$(0.04)	$(0.12)
Diluted	$(0.04)	$(0.12)

The number of shares issuable upon the exercise of outstanding stock options and warrants that were excluded from the computation as their effect was antidilutive was approximately 4,530,513 and 4,553,213 for the years ended June 30, 2018 and 2017, respectively.

(i)	Stock-Based Compensation

The measurement and recognition of compensation costs for all stock-based awards made to employees and the Board of Directors are based upon fair value over the requisite service period for awards expected to vest. The Company estimates the fair value of share-based awards on the date of grant using the Black-Scholes option-pricing model. Stock-based compensation costs recognized for the years ended June 30, 2018 and 2017 amounted to $52,341 and $201,612, respectively.

(j)	Patents

Patent costs are amortized using the straight-line method over the shorter of their legal or estimated useful lives, generally five to ten years. Amortization expense was $0 for the years ended June 30, 2018 and 2017, respectively.

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

The Company does not incur future performance obligations in the normal course of business other than providing a standard one-year warranty on materials and workmanship to its customers (except in certain unusual and infrequently occurring situations where extended warranty terms beyond one year are negotiated with the customer). The Company provides for estimated warranty costs at the time product revenue is recognized. Warranty costs have been included as a component of cost of goods sold in the accompanying consolidated statements of operations. The following tables summarize warranty reserve activity for the years ended June 30, 2018 and 2017:

	2018	2017
Balance at beginning of period	$25,000	$25,000
Provision for warranty claims	6,109	14,842
Warranty claims incurred	(6,109)	(14,842)
Balance at end of period	$25,000	$25,000

(n)	Research and Development

Research and development expenses are charged to operations as incurred. The Company groups development and prototype costs and related reimbursements in research and development. There were no reimbursements for research and development recorded in research and development for the years ended June 30, 2018 and 2017.

(o)	Comprehensive Income

Comprehensive income or loss is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owners sources. The Company’s comprehensive loss or income for the years ended June 30, 2018 and 2017 was equal to its net loss for the same periods.

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

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”). ASU 2014-09 provides a single, comprehensive accounting model for revenues arising from contracts with customers that supersedes most of the existing revenue recognition guidance, including industry-specific guidance. Under this model, revenue is recognized at an amount that an entity expects to be entitled to upon transferring control of goods or services to a customer, as opposed to when risks and rewards transfer to a customer under existing revenue recognition guidance. ASU 2014-09 is effective for the Company beginning in its fiscal year 2019, and may be applied retrospectively to all prior periods presented or through a cumulative adjustment to the opening retained earnings balance in the year of adoption. The Company will expand its revenue related disclosures as a result of adopting the new standard, which will primarily include revenue disaggregation. The Company has adopted ASU 2014-09 for the Company’s fiscal year beginning July 1, 2018, using the modified retrospective approach. The Company believes ASU 2014-09 will not have a significant impact on the consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This guidance establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the statement of operations and comprehensive income. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company is currently assessing the potential impact of this ASU on its consolidated financial statements and footnote disclosures.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. This ASU is effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years with early adoption permitted. This guidance provides specific classification of how certain cash receipts and cash payments are presented in the statement of cash flows. The ASU should be applied using a retrospective transition method. If it is impracticable to apply the amendments retrospectively for some of the cash flow issues, the amendments for those issues should then be applied prospectively at the earliest date practicable. The Company is currently assessing the potential impact of this ASU on its presentation of the consolidated statement of cash flows.

(2)	COMMITMENTS

(a)	Related Party Transactions

Transactions with Officers and Directors

The Company leases its main Gardner facility from a corporation owned by Mr. Richard E. Forkey, who resigned from the Company’s board of directors on July 9, 2014. The Company is currently a tenant-at-will, paying rent of $9,000 per month. Total rent expense paid or accrued to such related party was $108,000 in each of fiscal years 2018 and 2017, and is included in the Company’s accompanying consolidated statements of operations. Unpaid rent due to this related party in the amounts of $117,000 and $126,000 at June 30, 2018 and 2017, respectively, is include in accounts payable on the balance sheets.

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

The warrants issued in this offering were exercisable beginning on October 2, 2017 and expired on October 16, 2017. All warrants for 666,667 shares were exercised before October 16, 2017, by payment to the Company of $0.01 per share or an aggregate purchase price of $6,667.

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

Pursuant to the above transaction, the Company’s Chairman of the Board Mr. Woodward, as principal of MHW Partners, L.P., purchased 156,667 units at an aggregate purchase price of $94,000 and exercised warrants at 0.01 per share for an additional 78,333 shares.

Transactions with Stockholders Known by the Company to Own 5% or More of the Company’s Common Stock

Pursuant to the November 2016 placement described above, Dolphin Offshore Partners L.P. and Hershey Strategic Capital, L.P. purchased 916,667 and 125,000 shares, respectively, at aggregate purchase prices of $550,000 and $75,000, respectively. Dolphin Offshore Partners L.P. and Hershey Strategic Capital, L.P. also exercised warrants pursuant to the November 2016 placement described above for and additional 458,334 and 62,500 shares, respectively, at aggregate purchase prices of $4,583 and $625, respectively. At the time of these transactions, both Dolphin Offshore Partners L.P. and Hershey Strategic Capital, L.P. were beneficial owners of more than 5% of outstanding common stock.

(b)	Capital Lease Obligation

The Company entered into a five-year capital lease obligation in January 2016 for the acquisition of manufacturing equipment with payments totaling $51,252. At June 30, 2018, future minimum lease payments under the capital lease obligation are as follows:

Fiscal Year Ending June 30:	Amount
2019	$10,250
2020	10,250
2021	5,126
Total minimum payments	25,626
Less: amount representing interest	2,063
Present value of minimum lease payments	23,563
Less: current portion	8,962
$14,601

The net book value of assets held under capital leases is $21,986 at June 30, 2018.

(c)	Operating Lease Commitments

The Company’s operating leases for its office space and equipment expired at various dates during fiscal year 2017 and the Company is continuing those rents on a month to month tenant at will basis. Rent expense on operating leases, excluding the related party rent described above, was $58,100 and $54,912 for the years ended June 30, 2018 and 2017, respectively.

(3)	STOCKHOLDERS’ EQUITY

(a)	Stock Options

The following table summarizes stock-based compensation expense for the years ended June 30:

	2018	2017
Cost of Goods Sold	$8,669	$34,676
Research and Development Expenses	15,423	31,952
Selling, General and Administrative Expenses	28,249	134,984
Stock Based Compensation Expense	$52,341	$201,612

No compensation has been capitalized because such amounts would have been immaterial. There was no net income tax benefit recognized related to such compensation for the years ended June 30, 2018 or 2017, as the Company is currently in a loss position. There were 40,000 stock options granted during the year ended June 30, 2018 and 15,000 stock options granted during the year ended June 30, 2017.

As of June 30, 2018, the unrecognized compensation costs related to options vesting in the future is $0. The Company uses the Black-Scholes option-pricing model as the most appropriate method for determining the estimated fair value for the stock awards. The Black-Scholes method of valuation requires several assumptions: (1) the expected term of the stock award; (2) the expected future stock volatility over the expected term; and (3) risk-free interest rate. The expected term represents the expected period of time the Company believes the options will be outstanding based on historical information. Estimates of expected future stock price volatility are based on the historic volatility of the Company’s common stock and the risk-free interest rate is based on the U.S. Zero-Bond rate. The Company utilizes a forfeiture rate based on an analysis of the Company’s actual experience. The fair value of options at date of grant was estimated with the following assumptions for options granted in fiscal year 2018:

Year Ended
June 30, 2018
Assumptions:
Option life	5.3 years
Risk-free interest rate	1.01%
Stock volatility	171%
Dividend yield	0
Weighted average fair value of grants	$ 0.58

Stock Option and Other Compensation Plans:

The type of share-based payments currently utilized by the Company is stock options.

The Company has various stock option and other compensation plans for directors, officers and employees. The Company has the following stock option plans outstanding as of June 30, 2018: The Precision Optics Corporation, Inc. 2011 Equity Incentive Plan (the “2011 Plan”) and the Precision Optics Corporation, Inc. 2006 Equity Incentive Plan (the “2006 Plan”). Vesting periods under the 2011 Plan and the 2006 Plan are at the discretion of the Board of Directors and typically average three to five years. Options under these Plans are granted at fair market value on the date of grant and typically have a term of ten years from the date of grant.

The 2011 Plan provides eligible participants (certain employees, directors, consultants, etc.) the opportunity to receive a broad variety of equity based and cash awards. Options granted vest and are exercisable for periods determined by the Board of Directors, not to exceed 10 years from the date of grant. On April 16, 2015, the Board of Directors approved an amendment to the 2011 Equity Incentive Plan which increased the maximum number of shares of the Company’s common stock that may be awarded under the Plan from 325,000 to 1,825,000, an increase of 1,500,000 shares. In connection therewith, on April 20, 2015, the Company filed a registration statement on Form S-8 to register the 1,500,000 shares of the Company’s common stock. At June 30, 2018, a total of 933,102 stock options are outstanding and 789,898 shares of common stock were available for future grants under the 2011 Plan.

The 2006 Plan provides eligible participants (certain employees, directors, consultants, etc.) the opportunity to receive a broad variety of equity based and cash awards. Options granted vest and are exercisable for periods determined by the Board of Directors, not to exceed 10 years from the date of grant. A total of 122,598 shares of common stock, including shares rolled forward from the 1997 Plan, have been reserved for issuance under the 2006 Plan. At June 30, 2017, a total of 123,798 stock options are outstanding, and no shares of common stock are available for future grants under the 2006 Plan.

The following tables summarize stock option activity for the years ended June 30, 2018 and 2017:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Life
Outstanding at July 1, 2016	1,136,000	$0.79	8.00 years
Grants	15,000	$0.40
Cancellations	(72,600)	$0.85
Outstanding at June 30, 2017	1,078,400	$0.78	7.01 years
Grants	40,000	$0.61
Cancellations	(62,700)	$0.99
Outstanding at June 30, 2018	1,055,700	$0.76	6.13 years

Information related to the stock options outstanding as of June 30, 2018 is as follows:

Range of Exercise Prices	Number of Shares	Weighted- Average Remaining Contractual Life (years)	Weighted- Average Exercise Price	Exercisable Number of Shares	Exercisable Weighted- Average Exercise Price
$0.27	40,000	3.04	$0.27	40,000	$0.27
$0.40	15,000	8.83	$0.40	10,000	$0.40
$0.48	60,000	7.75	$0.48	60,000	$0.48
$0.50	100,000	7.98	$0.50	100,000	$0.50
$0.55	44,500	5.69	$0.55	34,500	$0.55
$0.64	25,000	9.37	$0.64	15,000	$0.64
$0.73	513,000	6.88	$0.73	493,000	$0.73
$0.85	9,000	4.51	$0.85	9,000	$0.85
$0.90	9,000	5.51	$0.90	9,000	$0.90
$0.95	30,000	6.03	$0.95	30,000	$0.95
$1.20	207,800	3.67	$1.20	207,800	$1.20
$1.25	1,200	0.41	$1.25	1,200	$1.25
$1.35	1,200	1.40	$1.35	1,200	$1.35
$0.27–1.35	1,055,700	6.13	$0.76	1,010,700	$0.77

The aggregate intrinsic value of the Company’s “in-the-money” outstanding and exercisable options as of June 30, 2018 was $18,350 and $17,700, respectively.

(b)	Warrants

As of June 30, 2017, there were warrants outstanding for the issuance of an aggregate of 3,661,560 shares of common stock, at a weighted average exercise price of $0.75 per share. Warrants for the issuance of 2,994,893 of these shares expired on September 28, 2017, and warrants for the issuance of the remaining 666,667 shares were exercised on or before October 16, 2017, by payment to the Company for the aggregate purchase price of $6,667. There are no warrants for the purchase of the Company’s stock outstanding as of June 30, 2018.

(c)	Sale of Stock in November 2016

On November 22, 2016, the Company entered into agreements with accredited investors for the sale and purchase of 1,333,334 units with each unit consisting of one share of the Company’s common stock, $0.01 par value and one warrant to purchase one-half of one share of the Company’s common stock, at a purchase price of $0.60 per unit. The Company received $780,000 in gross cash proceeds from the offering and settled an outstanding accounts payable balance with a consultant in the amount of $20,000 by issuing units. The warrants for 666,667 shares were all exercised in October 2017 as described in Footnote 3.(b) Warrants. The Company used the net proceeds from this placement for general working capital purposes.

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

(d)	Sale of Stock in August 2017

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

The Company has identified its federal tax return and its state tax return in Massachusetts as “major” tax jurisdictions. The periods subject to examination for its federal and state income tax returns are the years ended in 2017 and thereafter. The Company believes its income tax filing positions and deductions will be sustained on audit and it does not anticipate any adjustments that would result in a material change to its financial position. Therefore, no liabilities for uncertain income tax positions have been recorded.

The provision for income taxes in the accompanying consolidated statements of operations consists of the minimum statutory state income tax liability of $912 for the years ended June 30, 2018 and 2017.

A reconciliation of the federal statutory rate to the Company’s effective tax rate for the fiscal years ended June 30, 2018 and 2017 is as follows:

	2018	2017
Income tax expense (benefit) at federal statutory rate	(21.0)%	(34.0)%
Increase (decrease) in tax resulting from:
State taxes, net of federal benefit	(6.3)	(5.4)
Change in valuation allowance	20.4	30.9
Stock based compensation	4.5	8.0
Nondeductible items	2.3	0.2
Prior-year tax adjustments	–	0.2
Effective tax rate	(0.1)%	(0.1)%

The components of deferred tax assets and liabilities at June 30, 2018 and 2017 are approximately as follows:

	2018	2017
Deferred tax assets:
Net operating loss carry forwards	$2,601,000	$3,716,000
Tax credit carry forwards	377,000	404,000
Reserves and accruals not yet deducted for tax purposes	360,000	383,000
Total deferred tax assets	3,338,000	4,503,000
Valuation allowance	(3,338,000)	(4,503,000)
Net deferred tax asset	$–	$–

The Company has provided a valuation allowance to reduce the net deferred tax asset to an amount the Company believes is “more likely than not” to be realized. The valuation allowance decreased in fiscal 2018, as compared to the prior year, by approximately $1,165,000, net of the effect of the reduction in the Federal corporate income tax rate to 21% pursuant to the Tax Cuts and Jobs Act effective December 22, 2017 for tax years beginning after 2017.

At June 30, 2018, the Company had federal and state net operating loss carry forwards of approximately $5,516,000 and $2,915,000, respectively, which will, if not used, expire at various dates from 2019 through 2037. In addition, the Company had net operating loss carry forwards from its Hong Kong operations of approximately $2,252,000, which carry forward indefinitely.

(5)	PROFIT SHARING PLAN

The Company has a defined contribution 401(k) profit sharing plan. Employer profit sharing and matching contributions to the plan are discretionary. No employer profit sharing or matching contributions were made to the plan in fiscal years 2018 and 2017.

(6)	SALE OF ASSETS

In fiscal year 2017, the Company sold equipment that was previously written off for proceeds totaling $1,515 and recorded a gain of $1,515. The gain is included within operating expenses in the accompanying consolidated statements of operations.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.  CONTROLS AND PROCEDURES.

Management’s Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and our Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures, including internal control over financial reporting, were not effective, as of June 30, 2018, to ensure the information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended (i) is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are intended to be designed to provide reasonable assurance that such information is accumulated and communicated to our management.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting as of June 30, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on our evaluation, our management concluded that our internal control over financial reporting was not effective as of June 30, 2018.

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

We believe that the step outlined above strengthens our internal control over financial reporting and mitigates the material weakness described above. As part of our 2018 assessment of internal control over financial reporting, our management has evaluated this additional control and has determined that it is operating effectively.

Inventory Valuation: As previously disclosed in our Annual Reports on Form 10-K for the fiscal years ended June 30, 2009-2017, we reported a material weakness with respect to the valuation of our inventories. Specifically, the amounts used to value our inventory at June 30, 2009 with respect to overhead rates and purchased items were often inconsistent with the supporting documentation, due to year-to-year changes in overhead rates and costs of purchased items that were not properly reflected in inventory valuation. Accordingly, management had determined that this control deficiency constituted a material weakness as of June 30, 2009. One audit adjustment of approximately $58,000 to our audited financial statements as of June 30, 2011 was necessary as a result of this condition.

To address and remediate the material weakness in internal control over financial reporting described above, beginning in the quarter ended September 30, 2009 and continuing through the year ended June 30, 2018, we implemented procedures to improve our inventory controls and documentation surrounding inventory valuation for overhead rates, and performed procedures to ensure that the pricing of inventory items was consistent with the supporting documentation. We believe that the step outlined above strengthens our internal control over financial reporting and mitigates the material weakness described above.

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

ITEM 9B.  OTHER INFORMATION.

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Identification of Directors

Set forth below is certain information with respect to the individuals who are our directors as of September 17, 2018.

Name	Age	Position(s) or Office(s) Held
Joseph N. Forkey	50	Chief Executive Officer, President, Treasurer and Director
Andrew J. Miclot	62	Director
Richard B. Miles	75	Director
Kenneth S. Schwartz	73	Director
Peter H. Woodward	45	Chairman of the Board of Directors

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

Andrew Miclot

Mr. Miclot was appointed to our Board on March 2, 2016. Mr. Miclot has more than 30 years of leadership experience with medical device suppliers and brings substantial global industry knowledge to our Company. Since January 2018, Mr. Miclot has been the President, Vice Chairman and Director of WishBone Medical, Inc., a pediatric orthopedic company dedicated to the unmet needs of children suffering from orthopedic challenges. From October 2015 to January 2018, Mr. Miclot served as President, CEO and Director of Micro Machine Co., a supplier of medical products for the orthopedic and spinal industries. Prior to joining Micro Machine Co., from May 2013 to September 2014, Mr. Miclot was Executive Vice President of MicroTechnologies, Inc., a medical device supplier. Mr. Miclot was General Manager and Senior Vice President of ArthroCare Corporation from June 2009 to March 2013. From January 2008 to March 2009, Mr. Miclot was President, CEO and Director of Ascension Orthopedics, Inc. He was Vice President of Marketing for the orthopedic global business unit at Orthofix, Inc. from April 2007 to January 2008, and from March 1994 to April 2007, he served as Senior Vice President with Symmetry Medical Inc., a medical device supplier. Mr. Miclot has a BA degree in Speech and Hearing and a MA degree in Audiology from Indiana University and a MBA from the Lake Forest Graduate School of Management, earned in 1991.

Richard B. Miles

Professor Richard B. Miles was appointed to our Board of Directors in November 2005. He was a member of the Mechanical and Aerospace Engineering faculty at Princeton University from 1972 until 2013, at which time he retired from his Princeton academic appointment and became Professor Emeritus and Senior Scholar. From 1980 to 1996 he served as Chairman of Engineering Physics at Princeton. In 2017 he joined Texas A&M University and was appointed TEES Distinguished Research Professor of Aerospace Engineering. He is a member of the National Academy of Engineering, serves on the Board of Directors of the Hertz Foundation and the Board of Trustees of Pacific University, Oregon and is a Fellow of the Optical Society of America (OSA) and the American Institute Aeronautics and Astronautics (AIAA). Professor Miles is a valuable member of our Board due to his depth of scientific experience and familiarity with the field of our technologies, insight into the academic community, and familiarity with the latest developments and innovations in science and technology.

Kenneth S. Schwartz

Dr. Schwartz was appointed to our Board effective July 9, 2014 in connection with the sale and purchase agreement we entered into in July 2014. Dr. Schwartz is currently the Medical Director at New York Radiology Alliance, a position he has held since October 2010 and, since 2016, the Regional Medical Director of Radiology for Envision Health Services. He also serves as the Chairman of Radiology at Brookdale Hospital Medical Center, Brooklyn, New York. He was the founding and managing Partner of S and D Medical LLP, a 60-person radiology group providing radiology services to eleven hospitals and imaging centers in the New York metropolitan area, for over ten years until he sold the practice in 2010. He had served on the Board of Directors at ARKS Radiology Management, Inc. from June 1999-June 2015 and serves on the Board of Trustees at the Brookhaven Memorial Hospital Medical Center. Dr. Schwartz also served as the Adjunct Clinical Associate Professor in the Department of Medical Imaging at the New York Institute of Technology in the College of Osteopathic Medicine from July 2007 to July 2012. Dr. Schwartz earned a BS from Brooklyn College and a Medical Degree from Albert Einstein College of Medicine. He was a Diagnostic Radiology Resident at North Shore University Hospital in the Memorial Hospital-Sloan Kettering Cornell Cooperating Program.

Peter H. Woodward

Mr. Woodward was appointed to our Board effective July 9, 2014 and as chairman of the Board in connection with the sale and purchase agreement we entered into in July 2014. Mr. Woodward is the founder of MHW Capital Management, LLC, or MHW, a position he has held since September 2005. MHW specializes in large equity investments in public companies implementing operating strategies to significantly improve their profitability. From 1996 to 2005, Mr. Woodward was the Managing Director for Regan Fund Management, LLC. He served as the President and Chief Executive Officer and Director of Cartesian, Inc. from June 2015 to July 2018, and currently serves as Chairman of the Board and Chairman of the Audit Committee for TSS, Inc. Mr. Woodward holds a BA in economics from Colgate University and a Masters of International Affairs with a concentration in international economics and finance from Columbia University. He is also a Chartered Financial Analyst.

Richard E. Forkey

Mr. Richard E. Forkey currently serves as Founder and Director Emeritus. Effective February 8, 2011, Mr. Forkey resigned as Chief Executive Officer, President and Treasurer of our Company, and effective July 9, 2014, he resigned as Director. He had served as a Director and Chief Executive Officer since he founded our Company in 1982.

Identification of Executive Officers

Set forth below is certain information with respect to the individuals who are our executive officers as of September 17, 2018.

Name	Age	Position(s) or Office(s) Held
Joseph N. Forkey	50	Chief Executive Officer, President, Treasurer and Director
Donald A. Major	57	Chief Financial Officer and Secretary

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

Donald A. Major

Mr. Major served as a member of our Board from 2005 until June 2016, when he resigned as a Board member and assumed the role of our Chief Financial Officer. From February 2012 until June 2016, Mr. Major also served as our Executive Vice President for Corporate Development. Mr. Major is a Certified Public Accountant (inactive) and has experience in public accounting and in financial officer positions in publicly held and start-up medical device companies. Mr. Major has been an independent consultant since October 2007, providing companies with various management services as well as sourcing services for a private equity firm. From October 2006 to May 2007, he served as Vice President of Corporate Development of Advanced Duplication Services LLC. From February 2002 to late 2008, Mr. Major served as Vice President and Treasurer of Anderson Entertainment, LLC (formerly Digital Excellence LLC), which was owned by a private equity firm and sold to Advanced Duplication Services LLC. Prior to that time, Mr. Major served in various executive financial positions in public and closely held medical device companies such as Bioplasty, Inc, Uroplasty, Inc., Advanced Bio-Surfaces, Inc. and as an audit manager with Grant Thornton, Minneapolis. He earned his B.A. in Accounting in 1984 from Michigan State University.

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

Based solely upon a review of reports provided to us by our officers and directors, we believe that, during the fiscal year ended June 30, 2018, no person required to file reports under Section 16(a) of the Securities Exchange Act of 1934 failed to file such reports on a timely basis during such fiscal year, except that we are aware that Dolphin Offshore Partners LP which owns approximately 20% of our common stock based on available public records as of September 17, 2018 has not filed a Form 3 to date. Dolphin Offshore Partners LP is not affiliated with our Company.

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

ITEM 11.  EXECUTIVE COMPENSATION.

Executive Compensation

Summary Executive Compensation

The following table sets forth all compensation for our fiscal years ended June 30, 2018 and 2017 awarded to, earned by, or paid to our Principal Executive Officer, our most highly compensated executive officer and our most highly compensated employee, all of which are referred to herein as the “Named Executive Officers.” No other executive officer earned over $100,000 in the last completed fiscal year.

Summary Executive Compensation Table for the Fiscal Years Ended June 30, 2018 and 2017

Name and Principal Position	Year June 30,	Salary ($)	Bonus ($)		Stock Awards ($) (1)	Option Awards ($) (2)	All Other Compensation ($)	Total ($)
Joseph N. Forkey	2018	120,000	0		0	0	0	120,000
Director, Chief Executive Officer, President and Treasurer	2017	120,000	0		0	0	0	120,000

Donald A. Major	2018	159,843	0		0	0	0	159,843
Chief Financial Officer, Secretary	2017	160,183	0		0	0	0	160,183

Richard G. Cyr	2018	145,000	38,120	(3)	0	0	0	183,120
Optics Laboratory Manager	2017	145,000	8,127	(3)	0	0	0	153,127

(1)	Represents the aggregate grant date fair value of stock awards granted in the respective fiscal year as computed in accordance with FASB ASC Topic 718, Compensation — Stock Compensation. The fair value of each stock award is estimated on the date of grant using the Black-Scholes option valuation model. A discussion of the assumptions used in calculating the amounts in this column may be found in the Notes to our audited consolidated financial statements for the year ended June 30, 2018 set forth in this Annual Report on Form 10-K. These amounts do not represent the actual amounts paid to or realized by the directors during the fiscal year ended June 30, 2018.

(2)	Represents the aggregate grant date fair value of stock option awards granted in the respective fiscal year as computed in accordance with FASB ASC Topic 718, Compensation — Stock Compensation. The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option valuation model. A discussion of the assumptions used in calculating the amounts in this column may be found in the Notes to our audited consolidated financial statements for the year ended June 30, 2018 set forth in this Annual Report on Form 10-K. These amounts do not represent the actual amounts paid to or realized by the directors during the fiscal year ended June 30, 2018.

(3)	Represents a performance award for the respective fiscal year.

Employment Contracts

On July 27, 2018, our Board of Directors approved a new compensation agreement with our Chief Executive Officer, Joseph Forkey effective August 2, 2018. Pursuant to the agreement, we will pay Mr. Forkey a base salary of $200,000 per year beginning retroactively on July 1, 2018. On August 2, 2018, we also granted Mr. Forkey a stock option to purchase up to 350,000 shares of our common stock at an exercise price of $0.73 per share. The options vest as follows: (i) one–half of the options vest if we achieve revenues of $1.5 million or higher for two consecutive fiscal quarters, based on the reported revenues in our Form 10-Ks or 10-Qs; and (ii) one-half of the options vest if our common stock is trading at $1.00 per share or higher for fifteen consecutive trading days. In the event of a change of control all unvested options will vest. We will also grant Mr. Forkey 300,000 shares of common stock at a rate of 50,000 shares per fiscal quarter retroactively starting January 1, 2017 and through the quarter ended June 30, 2018. Such shares will be issued in three tranches of 100,000 shares each, on the date of signing the compensation agreement, on January 1, 2019, and on January 1, 2020.

In June 2016 we entered into a consulting agreement with Mr. Major to serve as our Chief Financial Officer from June 15, 2016 to June 30, 2017, with such term to renew automatically on a month to month basis thereafter unless terminated by either party with 30 days’ notice. Mr. Major received compensation at a rate of $6,500 per month to work up to an estimated 40% full-time equivalent per month in his capacity as our Chief Financial Officer. If Mr. Major worked more than the 40% full-time equivalent in any given month, Mr. Major received additional compensation, up to a maximum amount of $16,000 in any given month. This consulting agreement was terminated pursuant to the new compensation agreement with Mr. Major made effective on August 1, 2018.

On July 27, 2018, our Board of Directors approved a new compensation agreement with our Chief Financial Officer and Secretary, Donald Major effective August 1, 2018 pursuant to which we will pay Mr. Major a base salary of $175,000 per year for a minimum 75% full-time commitment, and grant Mr. Major a stock option to purchase up to 100,000 shares of our common stock at an exercise price of $0.70 per share, the closing price of our common stock on August 2, 2018. The options vest as follows: 33,000 options vest three months following the grant date; 33,000 options vest three months following the end of the second consecutive quarter with Company quarterly revenues of $1,500,000 or greater, as reported in our Form 10-Q and / or 10-K filings; 34,000 options vest three months following the end of a second consecutive quarter with a Company gross margin percentage of 30% or greater, as reported in our Form 10-Q or 10-K filings. All options vest and become exercisable and Mr. Major will receive a severance payment equal to six weeks of base salary upon the effective date of an involuntary termination of Mr. Major as Chief Financial Officer for a reason other than cause or upon the effective date of a change in control of the Company.

Apart from the agreements described above, we have no other employment contracts in place with any Named Executive Officer or any compensatory plan or arrangement with respect to any Named Executive Officer where such plan or arrangement will result in payments to such Named Executive Officer upon or following his resignation, or other termination of employment with us and our subsidiaries, or as a result of a change-in-control of our Company or a change in the Named Executive Officers’ responsibilities following a change-in-control.

Outstanding Equity Awards at Fiscal Year-End Table for the Fiscal Year Ended June 30, 2018

The following table shows grants of options outstanding on June 30, 2018, the last day of our fiscal year, to each of the Named Executive Officers named in the Summary Executive Compensation Table.

Name	Number of securities underlying unexercised options exercisable		Number of securities underlying unexercised options unexercisable		Option exercise price ($)	Option expiration date
Joseph N. Forkey	150,000		0		1.20	03/02/2022

Donald A. Major	400		0		1.25	11/25/2018
	400		0		1.35	11/24/2019
	27,600		0		1.20	03/02/2022
	3,000		0		0.85	01/02/2023
	3,000		0		0.90	01/02/2024
	30,000		0		0.95	07/09/2024
	60,000		0		0.73	05/18/2025
	80,000		0		0.50	06/20/2026

Richard G. Cyr	40,000		0		0.27	07/14/2021
	15,000	(1)	10,000	(1)	0.73	05/18/2025

(1)	The options were granted on May 18, 2015. 5,000 options vested on August 18, 2015 and 15,000 options vested on February 14, 2018. The remaining 10,000 options will vest in accordance with the achievement of specified performance criteria.

Profit Sharing and 401(k) Plan

We have a defined contribution 401(k) profit sharing plan. Employer profit sharing and matching contributions to the plan are discretionary. No employer profit sharing contributions were made to the plan in fiscal years 2018 and 2017. No employer matching contributions were made to the plan in fiscal years 2018 and 2017.

Director Compensation

The following table sets forth cash amounts and the value of other compensation paid to our directors, but does not include the compensation of Dr. Joseph N. Forkey, our Chief Executive Officer, President, and Treasurer, as his compensation is reflected in the Summary Executive Compensation Table. During the fiscal year ended June 30, 2018, our Board of Directors determined that Dr. Joseph N. Forkey was our employee director and, therefore, would not earn any fees related to service on our Board.

Director Compensation Table for the Fiscal Year Ended June 30, 2018

Name of Director	Fees earned or paid in cash ($)(1)	Total ($)
Richard E. Forkey (2)	0	0
Andrew J. Miclot	2,000	2,000
Richard B. Miles	2,000	2,000
Kenneth S. Schwartz	2,000	2,000
Peter H. Woodward	2,250	2,250

(1)	Under our director compensation plan, each director receives $250 per board or committee meeting that the director attends. We also reimburse our directors for travel expenses.

(2)	Mr. Richard E. Forkey served as our Chief Executive Officer until February 8, 2011 and as a Director until July 9, 2014. He currently serves as the Founder and Director Emeritus. He receives no compensation for this position.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following tables set forth information regarding our common stock owned as of the close of business on September 17, 2018 by the following persons: (i) each person who is known by us to own beneficially more than 5% of our common stock, (ii) each of our directors who beneficially owns our common stock, (iii) each of our Named Executive Officers who beneficially own our common stock and (iv) all executive officers and directors, as a group, who beneficially own our common stock. The information on beneficial ownership in the table and footnotes thereto is based upon data furnished to us by, or on behalf of, the persons listed in the table.

We have determined beneficial ownership in accordance with the rules of the SEC. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons and entities named in the table below have sole voting and investment power with respect to all shares of common stock that they beneficially own, subject to applicable community property laws.

In computing the number of shares of common stock beneficially owned by a person and the percentage ownership of that person, we deemed outstanding shares of common stock subject to options held by that person or group that are currently exercisable or exercisable within 60 days after September 17, 2018. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person or group.

Stockholders Known by Us to Own Over 5% of Our Common Stock

	Amount of beneficial ownership (1)			Percent of
Name and Address of Beneficial Owner	Shares Owned	Shares – Rights to Acquire	Total Number	Shares Beneficially Owned (2)

Dolphin Offshore Partners LP (3) 4828 First Coast Highway, STE 5 Fernandina, FL 32034	2,070,625	0	2,070,625	20.1%

Stuart L Sternberg (4) 85 Bellevue Ave Rye, NY 10580	1,091,355	0	1,091,355	10.6%

Hershey Strategic Capital, LP (5) 888 7 th Ave., 17 th Floor New York, New York 10019	986,480	0	986,480	9.6%

MHW Partners, L.P. (6) 150 East 52 nd Street 30 th Fl. New York, New York 10022	674,013	90,000	764,013	7.4%

(1)	Represents shares with respect to which each beneficial owner listed has or will have, upon acquisition of such shares upon exercise or conversion of options, warrants, conversion privileges or other rights exercisable within 60 sixty days, sole voting and investment power. For the purposes of this table, we have not assumed the limitations on exercise set forth in certain warrants, which limit the number of shares of common stock that the holder, together with all other shares of common stock beneficially owned by such person, does not exceed 4.999% of the total outstanding shares of common stock.

(2)	As of September 17, 2018, there were 10,297,139 issued shares of our common stock issued and outstanding. Percentages are calculated on the basis of the amount of issued and outstanding common stock plus, for each person or group, any securities that such person or group has the right to acquire within 60 days pursuant to options, warrants, conversion privileges or other rights.

(3)

We relied, in part, on the Schedule 13D/A filed jointly by Dolphin Offshore Partners, L.P., Dolphin Mgmt. Services, Inc. and Peter E. Salas on October 13, 2017 and on the Schedule 13D/A filed jointly by Dolphin Offshore Partners, L.P., Dolphin Mgmt. Services, Inc. and Peter E. Salas on December 27, 2017 for this information.

Dolphin Offshore Partners, L.P., a Delaware limited partnership, is an investment manager. Dolphin Mgmt. Services, Inc., a Delaware corporation, is the managing general partner of Dolphin Offshore Partners, L.P. Peter E. Salas is the President, sole shareholder and controlling person of Dolphin Mgmt. Services, Inc. Peter Salas is a U.S. citizen.

Dolphin Offshore Partners, L.P., Dolphin Mgmt. Services, Inc. and Peter E. Salas each may be deemed to beneficially own an aggregate of 2,070,625 shares of common stock. Dolphin Offshore Partners, L.P., Dolphin Mgmt. Services, Inc. and Peter E. Salas each may be deemed to have shared power to vote or direct the vote, and dispose or direct the disposition, of all such shares of common stock.
(4)

We relied, in part, on the Schedule 13G and Form 3 jointly filed by Stuart Sternberg on November 25, 2015, and on a Form 4 filed with the SEC on January 26, 2016 by Stuart Sternberg for this information.

Stuart Sternberg beneficially owns 1,091,355 shares of common stock, of which 924,688 shares are held in street name.

29

(5)

We relied, in part, on the Schedule 13D/A jointly filed by Hershey Strategic Capital, LP, Hershey Management I, LLC and Hershey Strategic Capital GP, LLC on October 10, 2017 and on the Schedule 13D/A jointly filed by Hershey Strategic Capital, LP, Hershey Management I, LLC and Hershey Strategic Capital GP, LLC on December 1, 2016 for this information.

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

Hershey Strategic Capital, LP beneficially owns 986,480 shares of common stock. Hershey Strategic Capital, LP is managed by Adam Hershey, and in such capacity, Mr. Hershey holds the power to vote and direct the disposition of all shares of common stock owned by Hershey Strategic Capital, LP. Hershey Management I disclaims beneficial ownership in the shares.

(6)

We relied, in part, on a Form 4 filed with the SEC on December 1, 2016 by Peter H. Woodward, on a Schedule 13D/A jointly filed with the SEC on November 3, 2015 by MHW Partners, L.P., MHW Capital, LLC, MHW Capital Management, LLC, and on a Form 4 filed with the SEC on October 26, 2015 by Peter H. Woodward for this information.

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

MHW Partners, L.P. beneficially owns 674,013 shares of common stock, and 90,000 shares that may be acquired upon the exercise of outstanding stock options by Mr. Woodward. The options vested in three installments: one-third vested immediately on the date of grant; one-third vested on May 18, 2016; the remaining one-third vested on May 18, 2017. The options have an exercise price of $0.73 and expire on May 18, 2025. However, the aggregate number of shares of common stock into which such warrants and options are exercisable, and which MHW Partners, L.P. has the right to acquire beneficial ownership, is limited to the number of shares of common stock that, together with all other shares of common stock beneficially owned by MHW Partners, L.P., does not exceed 4.999% of the total outstanding shares of common stock. Accordingly, such warrants and options are not currently exercisable into common stock until the actual shares of common stock held by MHW Partners, L.P. is less than 4.999% of the total outstanding shares of common stock. MHW Partners, L.P. may waive this 4.999% restriction with 61 days’ notice to us.

Officers and Directors

		Amount of beneficial ownership (2)			Percent of
Name and address of beneficial owner (1)	Nature of beneficial ownership	Shares Owned	Shares – Rights to Acquire	Total Number	Shares Beneficially Owned (3)
Joseph N. Forkey (4)	Chief Executive Officer, President, Treasurer and Director	333,620	500,000	833,620	7.7%

Richard E. Forkey (5)	Director Emeritus	200,377	0	200,377	1.9%

Peter H. Woodward (6)	Chairman of the Board of Directors	674,013	90,000	764,013	7.4%

Richard B. Miles (7)	Director	15,112	74,400	89,512	0.9%

Kenneth S. Schwartz (8)	Director	14,925	60,000	74,925	*

Andrew J. Miclot (9)	Director	0	60,000	60,000	*

Donald A. Major (10)	Chief Financial Officer, Secretary	125,778	306,000	431,778	4.1%

Richard G. Cyr (11)	Optics Laboratory Manager	0	55,000	55,000	*

All directors and executive officers as a group		1,363,825	1,145,400	2,509,225	21.9%

* Percentage of shares beneficially owned does not exceed one percent of issued and outstanding shares of stock.

(1)	Unless otherwise stated, the address of each beneficial owners listed on the table is c/o Precision Optics Corporation, Inc., 22 East Broadway, Gardner, MA 01440.

(2)	Represents shares with respect to which each beneficial owner listed has or will have, upon acquisition of such shares upon exercise or conversion of options, warrants, conversion privileges or other rights exercisable within 60 sixty days, sole voting and investment power.

(3)	As of September 17, 2018, we had 10,297,139 shares of our common stock issued and outstanding. Percentages are calculated on the basis of the amount of issued and outstanding common stock plus, for each person or group, any securities that such person or group has the right to acquire within 60 days of September 17, 2018 pursuant to options, warrants, conversion privileges or other rights.

(4)	Dr. Forkey is a member of our Board of Directors and serves as our Chief Executive Officer, President and Treasurer. Dr. Forkey’s beneficial ownership consists of (a) 333,620 shares of common stock held in joint ownership with his wife, Heather Forkey, with whom he shares voting and dispositive control, and (b) 500,000 shares of common stock that may be acquired upon the exercise of outstanding stock options.

(5)	Mr. Forkey is our Director Emeritus. He served as our Chief Executive Officer until February 8, 2011, and Director until July 9, 2014. Mr. Forkey’s beneficial ownership consists of 200,377 shares of common stock.

(6)	Mr. Peter Woodward is the Chairman of our Board of Directors. Mr. Woodward is the managing member and general partner of MHW Partners and in such capacity, Mr. Woodward holds the power to vote and direct the disposition of all shares of common stock owned by MHW Partners. On September 28, 2012, MHW Partners purchased 222,223 shares of our common stock, and warrants to purchase up to 168,386 shares of our common stock at an exercise price of $1.11 per share, subject to adjustment and a call provision if certain market price targets are reached, and an expiration date of September 28, 2017. On July 2, 2014, MHW Partners purchased 125,000 shares of common stock. On October 19, 2015, MHW Partners purchased 100,000 shares of common stock. On November 22, 2016 MHW Partners purchased 156,667 shares of common stock, and warrants to purchase 78,333 shares of common stock at an exercise at a variable exercise price subject to the Companies achievement of certain performance criteria. Mr. Woodward exercised the 78,333 November 22, 2016 warrants on October 16, 2017 at $0.01 per share. Mr. Woodward’s beneficial ownership consists of (a) 674,013 shares of common stock held through MHW Partners, L.P., and (b) 90,000 shares of common stock which may be acquired upon the exercise of outstanding stock options.

(7)	Mr. Miles is a member of our Board of Directors. Mr. Miles’ beneficial ownership consists of (a) 15,112 shares of common stock, and (b) 74,400 shares of common stock that may be acquired upon the exercise of outstanding stock options.

(8)	Mr. Kenneth Schwartz is a member of our Board of Directors. Mr. Schwartz’s beneficial ownership consists of (a) 14,925 shares of common stock, and (b) 60,000 shares that may be acquired upon the exercise of outstanding stock options.

(9)	Mr. Andrew Miclot is a member of our Board of Directors. Mr. Miclot’s beneficial ownership consists of 60,000 shares that may be acquired upon the exercise of outstanding stock options.

(10)	Mr. Major is our Chief Financial Officer. Mr. Major’s beneficial ownership consists of (a) 125,778 shares of common stock, and (b) 306,000 shares of common stock that may be acquired upon the exercise of outstanding stock options.

(11)	Mr. Cyr is our Optics Laboratory Manager and is considered a “named executive officer” as defined in Item 402(a)(3) of Regulation S-K. Mr. Cyr’s beneficial ownership consists of 55,000 shares of common stock that may be acquired upon the exercise of outstanding stock options.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Certain Relationships and Related Transactions

Since the beginning of the last fiscal year we had the following related party transactions.

Transactions with Officers and Directors

We lease our main facility in Gardner, Massachusetts from Equity Assets, Inc., a company wholly-owned by Mr. Richard E. Forkey, our Director Emeritus and our former Director and Chief Executive Officer until July 9, 2014. We are currently a tenant-at-will, paying rent of $9,000 per month, or an aggregate of $108,000 per year, for each of fiscal years 2018 and 2017.

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

The warrants issued in this offering vested on October 2, 2017 and were all exercised on or before October 16, 2017 at $0.01 per share and by payment to the Company of an aggregate of $6,667.

Pursuant to the above transaction, our Chairman of the Board Mr. Woodward, as principal of MHW Partners, L.P., purchased 156,667 shares of our common stock and 78,333 warrants to purchase common stock at an aggregate purchase price of $94,000.

In conjunction with the 2016 offering, certain anti-dilution provisions of the warrants issued in conjunction with our September 28, 2012 financing transaction were triggered. Our Chief Executive Officer, Dr. Forkey, our Chief Financial Officer, Mr. Major, and our director Richard B. Miles and our Chairman of the Board Mr. Woodward, as principal of MHW Partners, L.P. participated in the 2012 financing and held 2012 warrants. As a result of the 2016 offering, the warrant exercise price decreased from $1.06 to $0.95 and the number of existing September 28, 2012 warrants increased from 18,346 to 20,496 for Dr. Forkey, from 22,930 to 25,580 for Mr. Major, from 9,173 to 10,235 for Mr. Miles and 183,440 to 204,680 for Mr. Woodward, respectively. The warrants issued in conjunction with our September 28, 2012 financing transaction expired on September 28, 2017 without any being exercised.

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

In conjunction with the 2017 offering, certain anti-dilution provisions of the warrants issued in conjunction with our September 28, 2012 financing transaction were triggered. Our Chief Executive Officer, Dr. Forkey, our Chief Financial Officer, Mr. Major, and our director Richard B. Miles and our Chairman of the Board Mr. Woodward, as principal of MHW Partners, L.P. participated in the 2012 financing and held 2012 warrants. As a result of the 2017 offering, the warrant exercise price decreased from $0.95 to $0.89 and the number of existing September 28, 2012 warrants increased from 20,496 to 21,849 for Dr. Forkey, from 25,580 to 27,304 for Mr. Major, from 10,235 to 10,925 for Mr. Miles and 204,680 to 218,479 for Mr. Woodward, respectively. The warrants issued in conjunction with our September 28, 2012 financing transaction expired on September 28, 2017 without any being exercised.

Transactions with Stockholders Known by Us to Own 5% or More of Our Common Stock

Pursuant to the October 2015 placement described above, Hershey Strategic Capital, L.P. purchased 37,313 shares of our common stock at an aggregate purchase price of $25,000. At the time of the transaction, Hershey Strategic Capital was a beneficial owner of more than 5% of our outstanding common stock.

Pursuant to the November 2016 placement described above, Dolphin Offshore Partners LP purchased 916,667 shares of our common stock and warrants to purchase 458,334 shares of our common stock at an aggregate purchase price of $550,000, and Hershey Strategic Capital L.P. purchased 125,000 shares of our common stock and warrants to purchase 62,500 shares of our common stock at an aggregate purchase price of $75,000. Dolphin Offshore Partners and Hershey Strategic Capital were beneficial owners of more than 5% of our outstanding common stock at the time of the placement.

On or before October 16, 2017 Dolphin Offshore Partners LP and Hershey Strategic Capital L.P. exercised warrants received in the November 2016 placement for 458,334 and 62,500 shares, respectively, at $0.01 per share, or $4,583 and $625, respectively by payment to the Company. Dolphin Offshore Partners and Hershey Strategic Capital were beneficial owners of more than 5% of our outstanding common stock at the time the warrants were exercised.

Director Independence

During the fiscal year ended June 30, 2018, the Board of Directors determined that Messrs. Richard B. Miles, and Andrew J. Miclot were “independent” as defined under the standards of independence set forth in the Nasdaq Listing Rules and the rules under the Securities Exchange Act of 1934.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

Independent Registered Public Accounting Firm Fees

Our principal and sole independent registered public accounting firm for the fiscal years ending June 30, 2018 and 2017 is Stowe & Degon LLC, referred to as Stowe. The following table presents fees for professional audit services and other services rendered by Stowe, for the fiscal years ended June 30, 2018 and 2017:

	2018	2017
Audit Fees (1)	$83,250	$72,246
Audit-Related Fees (2)	3,251	2,650
Total Audit and Audit-Related Fees	86,501	74,896
Tax Fees (3)	12,450	7,750
Total Fees	$98,951	$82,646

(1)	Audit fees for fiscal 2018 are comprised of fees for professional services performed for the audit of our annual financial statements and review of our quarterly financial statements of $83,250, including direct out-of-pocket expenses in the amount of $1,809. Audit fees for fiscal 2017 are comprised of fees for professional services performed for the audit of our annual financial statements and review of our quarterly financial statements of $72,246, including direct out-of-pocket expenses in the amount of $1,146.

(2)	Audit-related fees are comprised of fees for assurance and related attestation services that are reasonably related to the performance of the audit of our annual financial statements, or the review thereof, and fees for due diligence services.

(3)	Tax fees for fiscal 2018 and 2017 are comprised of fees for professional services performed with respect to corporate tax compliance, tax planning and tax advice.

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

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

a.	Documents filed as part of this report

The following documents are filed as part of this Annual Report on 10-K:

1.	FINANCIAL STATEMENTS

The following documents are filed in Part II, Item 8 of this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at June 30, 2018 and 2017

Consolidated Statements of Operations for the years ended June 30, 2018 and 2017

Consolidated Statements of Stockholders’ Equity for the years ended June 30, 2018 and 2017

Consolidated Statements of Cash Flows for the years ended June 30, 2018 and 2017

Notes to Consolidated Financial Statements

2.	FINANCIAL STATEMENT SCHEDULES

All financial statement schedules have been omitted as they are not required, not applicable, or the required information is otherwise included.

b.	Exhibits

The exhibits listed below are filed with or incorporated by reference in this report.

Exhibit	Description

2.1	Asset Purchase Agreement between the Company and Optometrics Corporation, dated January 18, 2008 (included as Exhibit 2.1 to the Form 8-K filed January 25, 2008 and incorporated herein by reference).

3.1	Articles of Organization of Precision Optics Corporation, Inc., as amended (included as Exhibit 3.1 to the Form SB-2 filed March 16, 2007, and incorporated herein by reference).

3.2	Bylaws of Precision Optics Corporation, Inc. (included as Exhibit 3.2 to the Form S-1 filed December 18, 2008, and incorporated herein by reference).

3.3	Articles of Amendment to the Articles of Organization of Precision Optics Corporation, Inc., dated November 25, 2008 and effective December 11, 2008 (included as Exhibit 3.1 to the Form 8-K filed December 11, 2008, and incorporated herein by reference).

3.4	Amended and Restated Bylaws of Precision Optics Corporation, Inc. (included as Exhibit 3.1 to the Current Report on Form 8-K filed July 11, 2014, and incorporated herein by reference).

10.1	Precision Optics Corporation, Inc. 2011 Equity Incentive Plan, dated October 13, 2011 (included as Exhibit 10.2 to Form S-8 filed October 14, 2011, and incorporated herein by reference.)

10.2	Precision Optics Corporation, Inc. Amended 2011 Equity Incentive Plan, dated October 14, 2011, as amended on April 16, 2015 (included as Exhibit 10.1 to the Company’s Registration Statement on Form S-8 filed April 20, 2015, and incorporated herein by reference).

10.3	Consulting Agreement with Donald A. Major dated June 15, 2016 (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 23, 2016, and incorporated herein by reference).

10.4	Form of Purchase Agreement, by and among Precision Optics Corporation, Inc. and several Investors, dated November 22, 2016 (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 29, 2016, and incorporated herein by reference).

10.5	Form of Registration Rights Agreement, by and among Precision Optics Corporation, Inc. and several Investors, dated November 22, 2016 (included as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 29, 2016, and incorporated herein by reference).

10.6	Form of Purchase Agreement, by and among Precision Optics Corporation, Inc. and several Investors, dated August 22, 2017 (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 25, 2017, and incorporated herein by reference).

10.7	Form of Registration Rights Agreement, by and among Precision Optics Corporation, Inc. and several Investors, dated August 22, 2017 (included as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 25, 2017, and incorporated herein by reference).

10.8	Compensation Agreement, by and among Precision Optics Corporation, Inc. and Joseph N. Forkey, dated August 2, 2018 (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 3, 2018, and incorporated herein by reference).

10.9*	Offer letter, by and among Precision Optics Corporation, Inc. and Donald Major, dated August 2, 2018.

14.1	Precision Optics Corporation, Inc. Corporate Code of Ethics and Conduct (included as Exhibit 14.1 to the Form 10-K filed September 28, 2008, and incorporated herein by reference).

21.1	Subsidiaries of the Registrant (included as Exhibit 21.1 to the Form 10-K filed September 26, 2008, and incorporated herein by reference).

23.1*	Consent of Independent Registered Public Accounting Firm.

31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith.

Copies of above exhibits not contained herein are available to any stockholder, upon written request to: Chief Financial Officer, Precision Optics Corporation, Inc., 22 East Broadway, Gardner, MA 01440.

ITEM 16. FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRECISION OPTICS CORPORATION, INC.

Date: September 27, 2018	By:	/s/ Joseph N. Forkey
Joseph N. Forkey President and Chief Executive Officer
(Principal Executive Officer)

Date: September 27, 2018	By:	/s/ Donald A. Major
Donald A. Major Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Joseph N. Forkey Joseph N. Forkey	Chief Executive Officer, President, Treasurer and Director (Principal Executive Officer)	September 27, 2018

/s/ Donald A. Major Donald A. Major	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	September 27, 2018

/s/ Andrew J. Miclot	Director	September 27, 2018
Andrew J. Miclot

/s/ Peter H. Woodward	Director, Chairman	September 27, 2018
Peter H. Woodward

/s/ Richard B. Miles	Director	September 27, 2018
Richard B. Miles

/s/Kenneth S. Schwartz	Director	September 27, 2018
Kenneth S. Schwartz

