Form 10-Q
period 2018-09-30
PRECISION OPTICS CORPORATION, INC.
filed 2018-11-14
CIK 867840

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of the issuer’s common stock, par value $0.01 per share, at October 31, 2018 was 11,897,139 shares.

PRECISION OPTICS CORPORATION, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30, 2018	June 30, 2018
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$351,314	$402,738
Accounts Receivable, net	655,720	796,923
Inventories, net	1,113,618	1,144,068
Prepaid Expenses	57,867	70,991
Total Current Assets	2,178,519	2,414,720
PROPERTY AND EQUIPMENT
Machinery and Equipment	2,553,207	2,511,638
Leasehold Improvements	554,836	553,596
Furniture and Fixtures	148,303	148,303
	3,256,346	3,213,537

Less: Accumulated Depreciation and Amortization	(3,171,007)	(3,164,051)
Net Fixed Assets	85,339	49,486

Patents, net	47,275	47,275

TOTAL ASSETS	$2,311,133	$2,511,481

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Current Portion of Capital Lease Obligation	$9,111	$8,962
Accounts Payable	963,581	703,538
Customer Advances	400,704	857,842
Accrued Employee Compensation	197,765	238,590
Accrued Professional Services	94,970	98,000
Accrued Warranty Expense	25,000	25,000
Other Accrued Liabilities	–	912
Total Current Liabilities	1,691,131	1,932,844

Capital Lease Obligation, net of current portion	12,267	14,601

STOCKHOLDERS’ EQUITY
Common Stock, $0.01 par value - Authorized - 50,000,000 shares; Issued and Outstanding – 10,297,139 shares at September 30, 2018 and 10,197,139 shares at June 30, 2018	102,972	101,972
Additional Paid-in Capital	45,826,170	45,484,186
Accumulated Deficit	(45,321,407)	(45,022,122)
Total Stockholders’ Equity	607,735	564,036

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,311,133	$2,511,481

The accompanying notes are an integral part of these consolidated interim financial statements.

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED

SEPTEMBER 30, 2018 AND 2017

(UNAUDITED)

	Three Months Ended September 30,
	2018	2017
Revenues	$1,559,458	$1,028,746

Cost of Goods Sold	1,096,951	642,004
Gross Profit	462,507	386,742

Research and Development Expenses, net	100,798	118,427

Selling, General and Administrative Expenses	660,489	296,584
Total Operating Expenses	761,287	415,011

Operating Loss	(298,780)	(28,269)

Interest Expense	(505)	(516)

Net Loss	$(299,285)	$(28,785)

Loss Per Share:
Basic	$(0.03)	$(0.00)
Diluted	$(0.03)	$(0.00)

Weighted Average Common Shares Outstanding:
Basic	10,261,269	9,108,423
Diluted	10,261,269	9,108,423

The accompanying notes are an integral part of these consolidated interim financial statements.

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED

SEPTEMBER 30, 2018 AND 2017

(UNAUDITED)

	Three Months Ended September 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(299,285)	$(28,785)
Adjustments to Reconcile Net Loss to Net Cash Provided From (Used In) Operating Activities -
Depreciation and Amortization	6,956	8,750
Stock-based Compensation Expense	342,984	26,057
Non-cash Consulting Expense	–	(7,425)
Changes in Operating Assets and Liabilities -
Accounts Receivable, net	141,203	(145,413)
Inventories, net	30,450	88,162
Prepaid Expenses	13,124	4,591
Accounts Payable	260,043	5,381
Customer Advances	(457,138)	(57,642)
Accrued Liabilities	(44,767)	(25,322)
Net Cash Used In Operating Activities	(6,430)	(131,646)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of Property and Equipment	(42,809)	–
Net Cash Used In Investing Activities	(42,809)	–

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of Capital Lease Obligation	(2,185)	(2,046)
Gross Proceeds from Private Placement of Common Stock	–	210,001
Net Cash Provided From (Used In) Financing Activities	(2,185)	207,955

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(51,424)	76,309
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	402,738	118,405

CASH AND CASH EQUIVALENTS, END OF PERIOD	$351,314	$194,714

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING AND INVESTING ACTIVITIES:
Issuance of Common Stock in Settlement of Accounts Payable	$–	$40,000
Offering Costs Included in Accounts Payable	$–	$2,963

The accompanying notes are an integral part of these consolidated interim financial statements.

PRECISION OPTICS CORPORATION, INC.

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Operations

The accompanying consolidated financial statements include the accounts of Precision Optics Corporation, Inc. and its wholly-owned subsidiaries (the “Company”). All significant intercompany accounts and transactions have been eliminated in consolidation.

These consolidated financial statements have been prepared by the Company, without audit, and reflect normal recurring adjustments which, in the opinion of management, are necessary for a fair statement of the results of the first quarter of the Company’s fiscal year 2019. These consolidated financial statements do not include all disclosures associated with annual consolidated financial statements and, accordingly, should be read in conjunction with footnotes contained in the Company’s consolidated financial statements for the year ended June 30, 2018, together with the Report of Independent Registered Public Accounting Firm filed under cover of the Company’s 2018 Annual Report on Form 10-K, filed with the Securities and Exchange Commission on September 27, 2018.

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

Income (Loss) Per Share

Basic income (loss) per share is computed by dividing net income or net loss by the weighted average number of shares of common stock outstanding during the period. Diluted income (loss) per share is computed by dividing net income or net loss by the weighted average number of shares of common stock outstanding during the period, plus the number of potentially dilutive securities outstanding during the period such as stock options and warrants. For the three months ended September 30, 2018 and 2017, the effect of such securities was antidilutive and not included in the diluted calculation because of the net loss generated in these periods.

The following is the calculation of loss per share for the three months ended September 30, 2018 and 2017:

	Three Months Ended September 30,
	2018	2017
Net Income (Loss) – Basic and Diluted	$(299,285)	$(28,785)

Basic and Diluted Weighted Average Shares Outstanding	10,261,269	9,108,423

Loss Per Share
Basic	$(0.03)	$(0.00)
Diluted	$(0.03)	$(0.00)

The number of shares issuable upon the exercise of outstanding stock options and warrants that were excluded from the computation as their effect was antidilutive was approximately 1,493,200 and 1,745,067 for the three months ended September 30, 2018 and 2017, respectively.

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

Accounting Pronouncements Recently Adopted

On July 1, 2018, we adopted ASU 2014-09, Revenue from Contracts with Customers. Refer to Note 6 for further information.

2.	INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out) or market and consisted of the following:

	September 30, 2018	June 30, 2018
Raw Materials	$530,079	$500,908
Work-In-Progress	371,282	434,536
Finished Goods	212,257	208,624
Total Inventories	$1,113,618	$1,144,068

3.	CAPITAL LEASE OBLIGATION

The Company entered into a five-year capital lease obligation in January 2016 for the acquisition of manufacturing equipment totaling $51,252. At September 30, 2018, future minimum lease payments under the capital lease obligation are as follows:

Fiscal Year Ending June 30:	Amount
2019	$7,688
2020	10,250
2021	5,126
Total minimum payments	23,064
Less: amount representing interest	1,686
Present value of minimum lease payments	21,378
Less: current portion	9,111
$12,267

4.	STOCK-BASED COMPENSATION

Stock Options

The measurement and recognition of compensation costs for all stock-based awards made to employees and the Board of Directors are based upon fair value over the requisite service period for awards expected to vest. The Company estimates the fair value of share-based awards on the date of grant using the Black-Scholes option-pricing model. The following table summarizes stock-based compensation expense resulting from outstanding stock options for the three months ended September 30, 2018 and 2017:

	Three Months Ended September 30,
	2018	2017
Cost of Goods Sold	$–	$8,669
Research and Development Expenses	2,411	6,692
Selling, General and Administrative Expenses	130,573	10,696
Stock Based Compensation Expense	$132,984	$26,057

No compensation has been capitalized because such amounts would have been immaterial.

The following tables summarize stock option activity for the three months ended September 30, 2018:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Life
Outstanding at June 30, 2018	1,055,700	$0.76	6.13 years
Granted	450,000
Expired or Cancelled	(12,500)
Outstanding at September 30, 2018	1,493,200	$0.75	7.07 years

Information related to the stock options outstanding as of September 30, 2018 is as follows:

Range of Exercise Prices	Number of Shares	Weighted- Average Remaining Contractual Life (years)	Weighted- Average Exercise Price	Exercisable Number of Shares	Exercisable Weighted- Average Exercise Price
$0.27	40,000	2.79	$0.27	40,000	$0.27
$0.40	15,000	8.58	$0.40	10,000	$0.40
$0.48	60,000	7.50	$0.48	60,000	$0.48
$0.50	100,000	6.73	$0.50	100,000	$0.50
$0.55	42,000	5.56	$0.55	37,000	$0.55
$0.64	25,000	9.12	$0.64	15,000	$0.64
$0.70	100,000	9.85	$0.70	–	$0.70
$0.73	853,000	7.95	$0.73	658,000	$0.73
$0.85	9,000	4.26	$0.85	9,000	$0.85
$0.90	9,000	5.26	$0.90	9,000	$0.90
$0.95	30,000	5.78	$0.95	30,000	$0.95
$1.20	207,800	3.42	$1.20	207,800	$1.20
$1.25	1,200	0.15	$1.25	1,200	$1.25
$1.35	1,200	1.15	$1.35	1,200	$1.35
$0.27–$1.35	1,493,200	7.07	$0.76	1,178,200	$0.78

The aggregate intrinsic value of the Company’s “in-the-money” outstanding and exercisable options as of September 30, 2018 was $1,265,000 and $984,500, respectively.

Common Stock Award

On August 2, 2018, the Company awarded its Chief Executive Officer 300,000 shares of common stock for services performed through June 30, 2018. As of September 30, 2018, 100,000 shares have been issued. The fair market value of the 300,000 shares on the award date equal to $210,000 has been recorded as general and administrative stock-based compensation expense in the quarter ended September 30, 2018.

5.	WARRANTS

As of September 30, 2017, there were warrants outstanding for the issuance of an aggregate of 666,667 shares of common stock, $0.01 par value at a purchase price of $0.01 per share. All warrants for 666,667 shares were exercised before October 16, 2017, by payment to the Company for the aggregate purchase price of $6,667. There are no warrants for the purchase of the Company’s stock outstanding as of September 30, 2018.

6.	REVENUE RECOGNITION

On July 1, 2018, the Company adopted ASU 2014-09 Revenue from Contracts with Customers (ASC 606) using the modified retrospective method for contracts that were not completed as of July 1, 2018. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements. With the adoption of ASC 606, the Company elected to apply certain permitted practical expedients. In evaluating the cumulative-effect adjustment to retained earnings, the Company adopted the standard only for contracts that were not complete as of the date of adoption. The impact of ASC 606 on the Company’s results of operations for the three months ended September 30, 2018 was not material.

Revenues are recognized as the performance obligations to deliver products or services are satisfied and are recorded based on the amount of consideration the Company expects to receive in exchange for satisfying the performance obligations. Most of the Company’s products and services are marketed to medical device companies almost exclusively in the United States. Products and services are primarily transferred to customers at a point in time based upon when services are performed or product is shipped.

Revenues represent the amount of consideration we expect to receive from customers in exchange for transferring products and services. Other selling costs to obtain and fulfill contracts are expensed as incurred due to the short-term nature of a majority of our revenues. The Company extends terms of payment to its customers based on commercially reasonable terms for the markets of its customers, while also considering their credit quality. Shipping and handling costs charged to customers are included in revenues.

The Company disaggregates revenues by product and service types as it believes it best depicts how the nature, amount, timing and uncertainty of revenues and cash flows are affected by economic factors.

	Three Months Ended September 30,
	2018	2017
Engineering Design Services	$511,898	$419,924
Optical Components	298,057	443,591
Medical Device Products & Assemblies	749,503	165,231
Total Revenues	$1,559,458	$1,028,746

Contract Assets and Liabilities

The nature of the Company’s products and services does not generally give rise to contract assets as it typically does not incur costs to fulfill a contract before a product or service is provided to a customer. The Company’s costs to obtain contracts are typically in the form of sales commissions paid to employees. The Company has elected to expense sales commissions associated with obtaining a contract as incurred as the amortization period is generally less than one year. These costs have been recorded in selling, general and administrative expenses. As of September 30, 2018, there were no contract assets recorded in the Company’s Consolidated Balance Sheets.

The Company’s contract liabilities arise as a result of unearned revenue received from customers at inception of contracts or where the timing of billing for services precedes satisfaction of our performance obligations. The Company generally satisfies performance obligations within one year from the contract inception date. As of July 1, 2018, contract liabilities were $857,842, which were recorded as customer advances in the Company’s Consolidated Balance Sheets, $481,438 of which was recognized in sales during the three months ended September 30, 2018. As of September 30, 2018, contract liabilities recorded as customer advances were $400,704.

7.	SUBSEQUENT EVENT

On October 16, 2018, the Company entered into agreements with accredited investors for the sale and purchase of 1,600,000 shares of our common stock, $0.01 par value at a purchase price of $1.25 per share. The Company received $2,000,000 in gross proceeds from the offering. The Company intends to use the net proceeds from this placement for general working capital purposes.

In conjunction with the placement, the Company also entered into a registration rights agreement with the investors, whereby it is obligated to file a registration statement with the Securities Exchange Commission on or before 90 calendar days after October 16, 2018 to register the resale by the investors of 1,600,000 shares of our common stock purchased in the placement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and notes to those statements included elsewhere in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 and with our audited consolidated financial statements for the year ended June 30, 2018 included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on September 27, 2018.

This Quarterly Report on Form 10-Q contains forward-looking statements. When used in this report, the words “anticipate,” “suggest,” “estimate,” “plan,” “project,” “continue,” “ongoing,” “potential,” “expect,” “predict,” “believe,” “intend,” “may,” “will,” “should,” “could,” “would” and similar expressions are intended to identify forward-looking statements. You should not place undue reliance on these forward-looking statements.  Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including the risks described in this report, the risks described in our Annual Report on Form 10-K for the year ended June 30, 2018 and other reports we file with the Securities and Exchange Commission. Although we believe the expectations reflected in the forward-looking statements are reasonable, they relate only to events as of the date on which the statements are made.  We do not intend to update any of the forward-looking statements after the date of this report to conform these statements to actual results or to changes in our expectations, except as required by law.

Overview

We have been developing and manufacturing advanced optical instruments since 1982. Today, the majority of our business is the design and manufacture of high-quality medical devices, and 10% to 20% of our business is the design and manufacture of military and industrial products. Our medical instrumentation line includes traditional endoscopes and endocouplers as well as other custom imaging and illumination products for use in minimally invasive surgical procedures. Much of our recent development efforts have been targeted at the development of next generation endoscopes. During the last ten to fifteen years, we funded internal research and development programs to develop next generation capabilities for designing and manufacturing 3D endoscopes and very small Microprecision™ lenses, anticipating the surgical community’s future demand for smaller and more enhanced imaging systems for minimally invasive surgery. Over the last few years demand for these products has increased, and our engineering personnel resources and capabilities are now mostly consumed in revenue generating optical design and development projects for our customers.

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

We believe that our future success depends to a large degree on our ability to develop new optical products and services to enhance the performance characteristics and methods of manufacture of existing products and to expand the number and type of applications in medical device and defense industry use of high quality, small size optical products. Accordingly, we expect to continue to seek and obtain product-related design and development contracts with customers and to selectively invest our own funds on research and development, particularly in the areas of Microprecision™ optics, micro medical cameras and 3D endoscopes.

For the quarter ended September 30, 2018, approximately 74% of our sales were made to seven customers. Of these, one represents engineering revenue with a start up medical device company developing a 3D robotic system. Another is a large defense contracting company for micro optical components and assembly services. Two additional customers are global medical device companies, one purchasing our traditional laryngoscope products and the other purchasing a newly developed ENT scanning device incorporating our recently developed CMOS and Microprecision™ technologies. The remaining three customers are two established and one start-up medical device company purchasing a recently developed fiberscope incorporating our Microprecision™ technologies, a traditional coupler product to a medical device reseller, and optical components for a multi-use bedside endoscopy system. In addition to these seven customers, we performed engineering design, development, production and assembly services for another twenty seven customers during the fiscal quarter ended September 30, 2018.

Current sales and marketing activities are intended to broaden awareness of the benefits of our new technology platforms, which we believe are ready for general application to medical device projects requiring surgery-grade visualization from sub-millimeter sized devices and 3D endoscopy. We market directly to established medical device companies primarily in the United States that we believe could benefit from our advanced endoscopy visualization systems. Through this direct marketing, referrals, attendance at trade shows including Medical Design and Manufacturing West and MD&M East, we have expanded our on-going pipeline of projects to significant medical device companies as well as well-funded emerging technology companies. We expect our customer pipeline to continue to expand as development projects transition to production orders and new customer projects enter the development phase.

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

There have been no significant changes in our critical accounting policies as disclosed in the Notes to our Financial Statements contained in our Annual Report on Form 10-K for the year ended June 30, 2018 filed with the Securities and Exchange Commission on September 27, 2018.

Results of Operations

Our total revenues for the quarter ended September 30, 2018, were $1,559,458, as compared to $1,028,746 for the same period in the prior year, an increase of $530,712, or 51.6%. Revenues increased during the quarter ended September 30, 2018 compared to the same quarter of the prior year in the engineering services and production categories by 22% and 72%, respectively. The majority of our revenues are derived from engineering design and manufacturing services related to products marketed or under development by our OEM customers. Therefore, our revenues are subject to fluctuations on a product by product basis from period to period.

The number and type of engineering service revenue projects have been consistent over the past quarters and when comparing the current quarter ended September 30, 2018 to the same quarter of the prior fiscal year. Projects range in type and include CMOS, Microprecision™, 3D and robotic visualization and illumination systems, and we continue to believe that these engineering projects represent our pipeline of additional production revenues as certain customer products progress through development and into commercialization. Engineering service revenue increased during the quarter ended September 30, 2018 when compared to the same quarter of the prior year due primarily to a decrease caused by one project transitioning to production revenue during fiscal year 2018, which was offset by a larger increase in engineering service revenue from one new 3D robotic project in the quarter ended September 30, 2018.

The 72% increase in production revenue during the quarter ended September 30, 2018 when compared to the same quarter of the prior year is due primarily to an increase in the number of production projects and the recent transition of engineering projects to production. The decreases in two production project revenues during the current quarter are considered to be normal fluctuations in orders from two on-going customers, and were offset by larger increases from two production projects that recently transitioned from engineering to production orders. Those products represent a fiberscope incorporating our Microprecision™ technology and an ENT scanning device incorporating CMOS and Microprecision™ technologies. Revenues during the quarter ended September 30, 2018 were further increased compared to the same quarter of the prior fiscal year by an increase in number of production projects from nineteen to twenty-six in the quarter ended September 30, 2018.

Gross profit for the quarter ended September 30, 2018 was $462,507, compared to $386,742 for the same period in the prior year, reflecting an increase of $75,765, or 19.6%. Gross profit for the quarter ended September 30, 2018 as a percentage of our revenues was 29.7%, a decrease from the gross profit percentage of 37.6% for the same period in the prior year. Quarterly gross profit and gross profit percentage depend on a number of factors, including overall sales volume, facility utilization, product sales mix, and the costs of engineering services and initial production in connection with new products. Although the higher level of revenues during the quarter ended September 30, 2018 when compared to the same quarter of the prior year absorbed a greater amount of fixed manufacturing costs thereby increasing realized gross margin, two projects during the quarter encountered cost over-runs that resulted in the decreased gross margin as a percentage of sales during the current quarter. The two projects represent 25% of total revenues for the quarter, one being a production project impacting the current period gross margin percentage by an estimated 4.8% and one engineering service project impacting the current gross margin percentage by an estimated 3.3%. The cost over-runs in each of these cases resulted from design challenges and issues we are addressing and that we believe will only cause a temporary decrease in realized gross margins. The remainder of our production and engineering jobs resulted in margins within our targeted range with reasonably expected fluctuations.

Research and development expenses were $100,798 for the quarter ended September 30, 2018, compared to $118,427 for the same period in the prior year, a decrease of $17,629, or 14.9%. The vast majority of our engineering, research and development activities are consumed in revenue generating engagements with our customers for the development of their products. In-house research and development and certain internal functions not directly related to customer engagements are classified as research and development expenses.

Selling, general and administrative expenses were $660,489 for the quarter ended September 30, 2018, compared to $296,584 for the same period in the prior year, an increase of $363,905, or 122.7%. The increase in the quarter ended September 30, 2018, compared to the same quarter of the prior fiscal year was primarily due to increased non-cash stock-based compensation expense of $329,877 relating to stock option and common stock awards. Operating expenses were further increased during the quarter ended September 30, 2018 when compared to the same quarter of the prior fiscal year by increased compensation costs for additional engineering personnel, and existing personnel salaries and sales commissions, which were partially offset by a reduction in bad debt expense related to one isolated customer in the prior year. Excluding total non-cash stock-based compensation expense of $342,984 recognized in cost of goods sold and selling, general and administrative expenses during the quarter ended September 30, 2018, non-GAAP net income would have been $43,699 in the quarter ended September 30, 2018.

No income tax provision was recorded in the quarters ended September 30, 2018 and 2017 because of the losses generated in those periods.

Liquidity and Capital Resources

Our financial performance has improved during the last two fiscal quarters ended September 30, 2018 and June 30, 2018, due primarily to increased production orders, revenues increased to $1,559,458 and $1,460,932 in the quarters ended September 30, 2018 and June 30, 2018, respectively. Excluding expenses relating to non-cash stock-based compensation expense of $342,984 and $10,339 during the fiscal quarters ended September 30, 2018, and June 30, 2018 respectively, and non-recurring bad debt expense of $113,750 relating to one isolated customer during the quarter ended June 30, 2018, non-GAAP net income was $43,699 and $141,081 during the fiscal quarters ended September 30, 2018 and June 30, 2018, respectively. Despite the improved financial performance in the most recent two fiscal quarters, we have sustained recurring net losses for several fiscal years. We incurred net losses of $351,390 and $1,006,457 during the fiscal years ended June 30, 2018 and 2017, respectively.

As of September 30, 2018, cash and cash equivalents were $351,314, accounts receivable were $655,720, and current liabilities were $1,691,131, including $400,704 of customer advance paid against open purchase orders from our customers. As reported on Form 8-K filed on October 18, 2018, we received $2,000,000 on October 16, 2018 from the sale of 1,600,000 shares of our common stock at $1.25 per share, which we intend to use for general working capital purposes. Proceeds from this stock offering, combined with our recently improved financial performance, significantly enhances our working capital position and financial condition. Critical to our ability to maintain our financial condition is achieving a level of quarterly revenues at or greater than the levels achieved during the most recent two fiscal quarters. A return to lower revenue levels experienced in recent fiscal years could result in the use of our cash and working capital and an overall decline in our financial condition.

We have traditionally funded working capital needs through product sales, management of working capital components of our business, cash received from public and private offerings of our common stock, warrants to purchase shares of our common stock or convertible notes, and by customer advances paid against purchase orders by our customers and recorded in the current liabilities section of the accompanying financial statements. Our management believes that the opportunities represented by our current production projects and engineering pipeline of Microprecision™ optical elements, micro medical camera assemblies and 3D endoscope projects have the potential to generate increasing revenues and profitable financial results.

Capital equipment expenditures during the quarters ended September 30, 2018 and 2017 were $42,809 and $0, respectively. Future capital equipment expenditures will be dependent upon the type and amount of future sales revenue and the needs of on-going research and development efforts.

We have contractual cash commitments related to open purchase orders as of September 30, 2018 of approximately $545,000, including a $21,378 commitment remaining under a five-year capital lease obligation for the acquisition of equipment (see Note 3. Capital Lease Obligation). We have no other contractual cash commitments since leased facilities are currently on a month-to-month basis.

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

Item 4. Controls and Procedures.

Management’s Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and our Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures, including internal control over financial reporting, were not effective as of September 30, 2018, to ensure the information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended (i) is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are intended to be designed to provide reasonable assurance that such information is accumulated and communicated to our management. Based on this evaluation, our management concluded that our internal control over financial reporting was not effective as of September 30, 2018.

The following is a description of two material weaknesses in our internal control over financial reporting:

Segregation of Duties: As previously disclosed in our Annual Reports on Form 10-K for the fiscal years ended June 30, 2008-2018, our management identified a control deficiency during the 2008 fiscal year because we lacked sufficient staff to segregate accounting duties. We believe the control deficiency resulted primarily because we have the equivalent of one and one-half persons performing all accounting-related on-site duties. As a result, we did not maintain adequate segregation of duties within our critical financial reporting applications, the related modules and financial reporting processes. This control deficiency could result in a misstatement of balance sheet and income statement accounts in our interim or annual consolidated financial statements that would not be detected. Accordingly, management has determined that this control deficiency constitutes a material weakness. During the period beginning with fiscal year 2008 through June 30, 2018, no audit adjustments resulting from this condition were required.

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

We believe that the step outlined above strengthens our internal control over financial reporting and mitigates the material weakness described above. As part of our assessment of internal control over financial reporting for the fiscal year ended June 30, 2018, our management has evaluated this additional control and has determined that it is operating effectively.

Inventory Valuation: As previously disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2018, we reported a material weakness with respect to the valuation of our inventories. Specifically, the amounts used to value our inventory at June 30, 2009 with respect to overhead rates and purchased items were often inconsistent with the supporting documentation, due to year-to-year changes in overhead rates and costs of purchased items that were not properly reflected in inventory valuation. Accordingly, management had determined that this control deficiency constituted a material weakness as of June 30, 2009. Periodic fiscal year end audit adjustments of approximately $50,000 have been necessary as a result of this condition.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the first quarter of our fiscal year covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

To address and remediate the material weakness in internal control over financial reporting described above, beginning in the quarter ended September 30, 2009 and continuing through the quarter ended September 30, 2018, we implemented processes to improve our inventory controls and documentation surrounding inventory valuation for overhead rates, and performed procedures to ensure that the pricing of inventory items was consistent with the supporting documentation. We believe that the step outlined above strengthens our internal control over financial reporting and mitigates the material weakness described above.

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

Item 1A. Risk Factors.

Other than as described below, there have been no material changes from the risk factors previously disclosed in our annual report on Form 10-K for the fiscal year ended June 30, 2018, as filed with the Securities and Exchange Commission on September 27, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On October 16, 2018, we entered into agreements for the sale and purchase of 1,600,000 shares of our common stock, $0.01 par value at a purchase price of $1.25 per share as reported on Form 8-K filed on October 18, 2018. We received $2,000,000 in gross proceeds from the offering. We intend to use the net proceeds from this placement for general working capital purposes. In conjunction with the placement, we also entered into a registration rights agreement with the investors, whereby we are obligated to file a registration statement with the Securities Exchange Commission on or before 90 calendar days after October 16, 2018 to register the resale by the investors of 1,600,000 shares of our common stock purchased in the placement.

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

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit	Description

2.1	Asset Purchase Agreement between the Company and Optometrics Corporation, dated January 18, 2008 (included as Exhibit 2.1 to the Form 8-K filed January 25, 2008, and incorporated herein by reference).

3.1	Articles of Organization of Precision Optics Corporation, Inc., as amended (included as Exhibit 3.1 to the Form SB-2 filed March 16, 2007, and incorporated herein by reference).

3.2	Bylaws of Precision Optics Corporation, Inc. (included as Exhibit 3.2 to the Form S-1 filed December 18, 2008, and incorporated herein by reference).

3.3	Articles of Amendment to the Articles of Organization of Precision Optics Corporation, Inc., dated November 25, 2008 and effective December 11, 2008 (included as Exhibit 3.1 to the Form 8-K filed December 11, 2008, and incorporated herein by reference).

3.4	Amended and Restated Bylaws of Precision Optics Corporation, Inc. (included as Exhibit 3.1 to the Current Report on Form 8-K filed July 11, 2014, and incorporated herein by reference).

10.1	Precision Optics Corporation, Inc. 2011 Equity Incentive Plan, dated October 13, 2011 (included as Exhibit 10.2 to Form S-8 filed October 14, 2011, and incorporated herein by reference.)

10.2	Precision Optics Corporation, Inc. Amended 2011 Equity Incentive Plan, dated October 14, 2011, as amended on April 16, 2015 (included as Exhibit 10.1 to the Company’s Registration Statement on Form S-8 filed April 20, 2015, and incorporated herein by reference).

10.3	Consulting Agreement by and between the Company and Donald A. Major, dated June 15, 2016 (included as Exhibit 10.1 to the Form 8-K filed on June 23, 2016, and incorporated herein by reference).

10.4	Form of Securities Purchase Agreement, by and among the Company and the Investors, dated November 22, 2016 (included as Exhibit 10.1 to the Form 8-K filed November 29, 2016, and incorporated herein by reference).

10.5	Form of Registration Rights Agreement, by and among the Company and the Investors, dated November 22, 2016 (included as Exhibit 10.2 to the Form 8-K filed on November 29, 2016, and incorporated herein by reference).

10.6	Form of Securities Purchase Agreement, by and the Company and the Investors, dated August 22, 2017 (included as Exhibit 10.1 to the Form 8-K filed on August 25, 2017, and incorporated herein by reference).

10.7	Form of Registration Rights Agreement, by and among the Company and the Investors, dated August 22, 2017 (included as Exhibit 10.2 to the Form 8-K filed on August 25, 2017, and incorporated herein by reference).

10.8	Compensation Agreement, by and between the Company and Joseph N. Forkey, dated August 2, 2018 (included as Exhibit 10.1 to the Form 8-K filed on August 3, 2018, and incorporated herein by reference).

10.9	Offer letter by and between the Company and Donald A. Major, dated August 2, 2018 (included as Exhibit 10.9 to the Form 10-K filed on September 27, 2018, and incorporated herein by reference).

10.10	Form of Securities Purchase Agreement by and among the Company and the Investors, dated October 16, 2018 (included as Exhibit 10.1 to the Form 8-K filed on October 18, 2018, and incorporated herein by reference).

10.11	Form of Registration Rights Agreement by and among the Company and the Investors, dated October 16, 2018 (included as Exhibit 10.2 to the Form 8-K filed on October 18, 2018, and incorporated herein by reference).

14.1	Precision Optics Corporation, Inc. Corporate Code of Ethics and Conduct (included as Exhibit 14.1 to the Form 10-K filed September 28, 2008, and incorporated herein by reference).

21.1	Subsidiaries of the Registrant (included as Exhibit 21.1 to the Form 10-K filed September 26, 2008, and incorporated herein by reference).

31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRECISION OPTICS CORPORATION, INC.

Date: November 14, 2018	By:	/s/ Joseph N. Forkey
Joseph N. Forkey
Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2018	By:	/s/ Donald A. Major
Donald A. Major
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

