Form 10-Q
period 2018-12-31
PRECISION OPTICS CORPORATION, INC.
filed 2019-02-12
CIK 867840

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2018

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of shares outstanding of the issuer’s common stock, par value $0.01 per share, at February 12, 2019 was 11,997,139 shares.

PRECISION OPTICS CORPORATION, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	December 31, 2018	June 30, 2018
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$1,744,644	$402,738
Accounts Receivable, net	728,636	796,923
Inventories, net	1,095,525	1,144,068
Prepaid Expenses	136,517	70,991
Total Current Assets	3,705,322	2,414,720
PROPERTY AND EQUIPMENT
Machinery and Equipment	2,574,579	2,511,638
Leasehold Improvements	566,839	553,596
Furniture and Fixtures	148,303	148,303
	3,289,721	3,213,537

Less: Accumulated Depreciation and Amortization	(3,178,645)	(3,164,051)
Net Fixed Assets	111,076	49,486

Patents, net	46,007	47,275

TOTAL ASSETS	$3,862,405	$2,511,481

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Current Portion of Capital Lease Obligation	$9,262	$8,962
Accounts Payable	752,020	703,538
Customer Advances	294,650	857,842
Accrued Employee Compensation	228,314	238,590
Accrued Professional Services	74,250	98,000
Accrued Warranty Expense	25,000	25,000
Other Accrued Liabilities	–	912
Total Current Liabilities	1,383,496	1,932,844

Capital Lease Obligation, net of current portion	9,894	14,601

STOCKHOLDERS’ EQUITY
Common Stock, $0.01 par value - Authorized - 50,000,000 shares; Issued and Outstanding – 11,897,139 shares at December 31, 2018 and 10,197,139 shares at June 30, 2018	118,972	101,972
Additional Paid-in Capital	47,797,398	45,484,186
Accumulated Deficit	(45,447,355)	(45,022,122)
Total Stockholders’ Equity	2,469,015	564,036

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,862,405	$2,511,481

The accompanying notes are an integral part of these consolidated interim financial statements.

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED

December 31, 2018 AND 2017

(UNAUDITED)

	Three Months Ended December 31,		Six Months Ended December 31,
	2018	2017	2018	2017
Revenues	$1,477,851	$812,773	$3,037,309	$1,841,519

Cost of Goods Sold	1,122,129	512,551	2,219,080	1,154,555
Gross Profit	355,722	300,222	818,229	686,964

Research and Development Expenses, net	125,413	90,031	226,211	208,458
Selling, General and Administrative Expenses	355,916	270,035	1,016,405	566,619
Total Operating Expenses	481,329	360,066	1,242,616	775,077

Operating Loss	(125,607)	(59,844)	(424,387)	(88,113)

Interest Expense	(341)	(482)	(846)	(998)

Net Loss	$(125,948)	$(60,326)	$(425,233)	$(89,111)

Loss Per Share:
Basic	$(0.01)	$(0.01)	$(0.04)	$(0.01)
Diluted	$(0.01)	$(0.01)	$(0.04)	$(0.01)

Weighted Average Common Shares Outstanding:
Basic	11,618,878	9,979,197	10,940,074	9,543,810
Diluted	11,618,878	9,979,197	10,940,074	9,543,810

The accompanying notes are an integral part of these consolidated interim financial statements.

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED

December 31, 2018 AND 2017

(UNAUDITED)

	Six Month Period Ended December 31, 2018
	Number of Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity

Balance, July 1, 2018	10,197,139	$101,972	$45,484,186	$(45,022,122)	$564,036
Stock-based compensation	–	–	342,984	–	342,984
Issuance of common stock for services	100,000	1,000	(1,000)	–	–
Net loss	–	–	–	(299,285)	(299,285)
Balance, September 30, 2018	10,297,139	102,972	45,826,170	(45,321,407)	607,735

Proceeds from private placement of common stock, net of issuance costs of $23,000	1,600,000	16,000	1,961,000	–	1,977,000
Stock-based compensation	–	–	10,228	–	10,228
Net loss	–	–	–	(125,948)	(125,948)
Balance, December 31, 2018	11,897,139	$118,972	$47,797,398	$(45,447,355)	$2,469,015

	Six Month Period Ended December 31, 2017
	Number of Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity

Balance, July 1, 2017	8,872,916	$88,729	$45,140,383	$(44,670,732)	$558,380
Proceeds from private placement of common stock, net of issuance costs of $2,963	555,556	5,556	241,482	–	247,038
Stock-based compensation	–	–	26,057	–	26,057
Net loss	–	–	–	(28,785)	(28,785)
Balance, September 30, 2017	9,428,472	94,285	45,407,922	(44,699,517)	802,690

Proceeds from exercise of stock purchase warrants	666,667	6,667	–	–	6,667
Stock-based compensation	–	–	6,971	–	6,971
Net loss	–	–	–	(60,326)	(60,326)
Balance, December 31 , 2017	10,095,139	$100,952	$45,414,893	$(44,759,843)	$756,002

The accompanying notes are an integral part of these consolidated interim financial statements.

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED

December 31, 2018 AND 2017

(UNAUDITED)

	Six Months Ended December 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(425,233)	$(89,111)
Adjustments to Reconcile Net Loss to Net Cash Provided From (Used In) Operating Activities -
Depreciation and Amortization	15,862	15,804
Stock-based Compensation Expense	353,212	33,028
Non-cash Consulting Expense	–	(3,387)
Changes in Operating Assets and Liabilities -
Accounts Receivable, net	68,287	(284,604)
Inventories, net	48,543	67,656
Prepaid Expenses	(65,526)	(22,447)
Accounts Payable	48,482	41,586
Customer Advances	(563,192)	283,152
Accrued Liabilities	(57,938)	26,318
Net Cash Provided From (Used In) Operating Activities	(577,503)	67,995

CASH FLOWS FROM INVESTING ACTIVITIES:
Additional Patent Costs	–	(17,189)
Purchases of Property and Equipment	(76,184)	–
Net Cash Used In Investing Activities	(76,184)	(17,189)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of Capital Lease Obligation	(4,407)	(4,127)
Gross Proceeds from Private Placement of Common Stock	2,000,000	210,001
Gross Proceeds from Exercise of Stock Purchase Warrants	–	6,667
Net Cash Provided From Financing Activities	1,995,593	212,541

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,341,906	263,347
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	402,738	118,405

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,744,644	$381,752

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING AND INVESTING ACTIVITIES:
Issuance of Common Stock in Settlement of Accounts Payable	$–	$40,000
Offering Costs Included in Current Liabilities	$23,000	$2,963

The accompanying notes are an integral part of these consolidated interim financial statements.

PRECISION OPTICS CORPORATION, INC.

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Operations

The accompanying consolidated financial statements include the accounts of Precision Optics Corporation, Inc. and its wholly-owned subsidiaries (the “Company”). All significant intercompany accounts and transactions have been eliminated in consolidation.

These consolidated financial statements have been prepared by the Company, without audit, and reflect normal recurring adjustments which, in the opinion of management, are necessary for a fair statement of the results of the second quarter and six months of the Company’s fiscal year 2019. These consolidated financial statements do not include all disclosures associated with annual consolidated financial statements and, accordingly, should be read in conjunction with footnotes contained in the Company’s consolidated financial statements for the year ended June 30, 2018, together with the Report of Independent Registered Public Accounting Firm filed under cover of the Company’s 2018 Annual Report on Form 10-K, filed with the Securities and Exchange Commission on September 27, 2018.

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

Revenue Recognition

On July 1, 2018, the Company adopted ASU 2014-09 Revenue from Contracts with Customers (ASC 606) using the modified retrospective method for contracts that were not completed as of July 1, 2018, whereby revenues are recognized as the performance obligations to deliver products or services are satisfied and are recorded based on the amount of consideration the Company expects to receive in exchange for satisfying the performance obligations. Most of the Company’s products and services are marketed to medical device companies almost exclusively in the United States. Products and services are primarily transferred to customers at a point in time based upon when services are performed or product is shipped.

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

	Three Months Ended December 31,		Six Months Ended December 31,
	2018	2017	2018	2017
Engineering Design Services	$318,741	$342,855	$830,639	$762,779
Optical Components	225,967	225,595	524,024	669,186
Medical Device Products and Assemblies	933,143	244,323	1,682,646	409,554
Total Revenues	$1,477,851	$812,773	$3,037,309	$1,841,519

Contract Assets and Liabilities

The nature of the Company’s products and services does not generally give rise to contract assets as it typically does not incur costs to fulfill a contract before a product or service is provided to a customer. The Company’s costs to obtain contracts are typically in the form of sales commissions paid to employees. The Company has elected to expense sales commissions associated with obtaining a contract as incurred as the amortization period is generally less than one year. These costs have been recorded in selling, general and administrative expenses. As of December 31, 2018, there were no contract assets recorded in the Company’s Consolidated Balance Sheets.

The Company’s contract liabilities arise as a result of unearned revenue received from customers at inception of contracts or where the timing of billing for services precedes satisfaction of the Company’s performance obligations. The Company generally satisfies performance obligations within one year from the contract inception date. As of July 1, 2018, contract liabilities were $857,842, which were recorded as customer advances in the Company’s Consolidated Balance Sheets, $192,722 and $674,360 of which was recognized in sales during the three and six months ended December 31, 2018, respectively. As of December 31, 2018, contract liabilities recorded as customer advances were $294,650.

Income (Loss) Per Share

Basic income (loss) per share is computed by dividing net income or net loss by the weighted average number of shares of common stock outstanding during the period. Diluted income (loss) per share is computed by dividing net income or net loss by the weighted average number of shares of common stock outstanding during the period, plus the number of potentially dilutive securities outstanding during the period such as stock options and warrants. For the three and six months ended December 31, 2018 and 2017, the effect of such securities was antidilutive and not included in the diluted calculation because of the net loss generated in these periods.

The following is the calculation of loss per share for the three and six months ended December 31, 2018 and 2017:

	Three Months Ended December 31,		Six Months Ended December 31,
	2018	2017	2018	2017
Net Income (Loss) - Basic and Diluted	$(125,948)	$(60,326)	$(425,233)	$(89,111)

Basic and Dilutive Weighted Average Shares Outstanding	11,618,878	9,979,197	10,940,074	9,543,810

Loss Per Share - Basic and Diluted	$(0.01)	$(0.01)	$(0.04)	$(0.01)

The number of shares issuable upon the exercise of outstanding stock options and warrants that were excluded from the computation as their effect was antidilutive was approximately 1,493,200 and 1,708,867 for the three months ended December 31, 2018 and 2017, respectively, and approximately 1,493,200 and 4,732,960 for the six months ended December 31, 2018 and 2017, respectively.

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

2.	INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out) or market and consisted of the following:

	December 31, 2018	June 30, 2018
Raw Materials	$482,553	$500,908
Work-In-Progress	407,619	434,536
Finished Goods	205,353	208,624
Total Inventories	$1,095,525	$1,144,068

3.	CAPITAL LEASE OBLIGATION

The Company entered into a five-year capital lease obligation in January 2016 for the acquisition of manufacturing equipment totaling $51,252. At December 31, 2018, future minimum lease payments under the capital lease obligation are as follows:

Fiscal Year Ending June 30:	Amount
2019	$5,126
2020	10,250
2021	5,126
Total minimum payments	20,502
Less: amount representing interest	1,346
Present value of minimum lease payments	19,156
Less: current portion	9,262
$9,894

4.	STOCK-BASED COMPENSATION

The following table summarizes stock-based compensation expense for the three and six months ended December 31, 2018 and 2017:

	Three Months Ended December 31,		Six Months Ended December 31,
	2018	2017	2018	2017
Cost of Goods Sold	$–	$–	$–	$8,669
Research and Development	2,411	320	4,822	7,012
Selling, General and Administrative	7,817	6,651	348,390	17,347
Stock Based Compensation Expense	$10,228	$6,971	$353,212	$33,028

No compensation has been capitalized because such amounts would have been immaterial.

The following tables summarize stock option activity for the six months ended December 31, 2018:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Life
Outstanding at June 30, 2018	1,055,700	$0.76	6.13 years
Granted	450,000
Expired or Cancelled	(13,700)
Outstanding at December 31, 2018	1,492,000	$0.75	6.83 years

Information related to the stock options outstanding as of December 31, 2018 is as follows:

Range of Exercise Prices	Number of Shares	Weighted- Average Remaining Contractual Life (years)	Weighted- Average Exercise Price	Exercisable Number of Shares	Exercisable Weighted- Average Exercise Price
$0.27	40,000	2.54	$0.27	40,000	$0.27
$0.40	15,000	8.33	$0.40	10,000	$0.40
$0.48	60,000	7.25	$0.48	60,000	$0.48
$0.50	100,000	6.47	$0.50	100,000	$0.50
$0.55	42,000	5.31	$0.55	37,000	$0.55
$0.64	25,000	8.86	$0.64	15,000	$0.64
$0.70	100,000	9.59	$0.70	33,333	$0.70
$0.73	853,000	7.70	$0.73	658,000	$0.73
$0.85	9,000	4.01	$0.85	9,000	$0.85
$0.90	9,000	5.01	$0.90	9,000	$0.90
$0.95	30,000	5.53	$0.95	30,000	$0.95
$1.20	207,800	3.17	$1.20	207,800	$1.20
$1.35	1,200	0.90	$1.35	1,200	$1.35
$0.27–$1.35	1,492,000	6.83	$0.75	1,210,333	$0.76

The aggregate intrinsic value of the Company’s “in-the-money” outstanding and exercisable options as of December 31, 2018 was $891,580 and $711,496, respectively.

Common Stock Award

On August 2, 2018, the Company awarded its Chief Executive Officer 300,000 shares of common stock for services performed through June 30, 2018. The fair market value of the 300,000 shares on the award date equal to $210,000 has been recorded as general and administrative stock-based compensation expense in the quarter ended September 30, 2018. As of December 31, 2018, 100,000 shares have been issued. Another 100,000 shares were issued on January 1, 2019, and the remaining 100,000 shares will be issued on January 1, 2020.

5.	SALE OF STOCK

On October 16, 2018, the Company entered into agreements with accredited investors for the sale and purchase of 1,600,000 unregistered shares of its common stock, $0.01 par value at a purchase price of $1.25 per share. The Company received $2,000,000 in gross proceeds from the offering. The Company is using the net proceeds from this placement for general working capital purposes.

In connection with the placement, the Company also entered into a registration rights agreement with the investors, whereby the Company was obligated to file a registration statement with the Securities Exchange Commission on or before 90 calendar days after October 16, 2018 to register the resale by the investors of 1,600,000 shares of our common stock purchased in the placement. The registration statement was filed with the Securities and Exchange Commission on January 3, 2019 and Amendment No. 1 to the registration statement was filed with the Securities and Exchange Commission on January 16, 2019. The registration statement became effective on February 5, 2019.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and notes to those statements included elsewhere in this Quarterly Report on Form 10-Q for the quarter and six months ended December 31, 2018 and with our audited consolidated financial statements for the year ended June 30, 2018 included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on September 27, 2018.

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

Overview

We have been developing and manufacturing advanced optical instruments since 1982. Today, the majority of our business is the design and manufacture of high-quality medical devices and 10% to 20% of our business is the design and manufacture of military and industrial products. Our medical instrumentation line includes traditional endoscopes and endocouplers as well as other custom imaging and illumination products for use in minimally invasive surgical procedures. Much of our recent development efforts have been targeted at the development of next generation endoscopes. During the last ten to fifteen years, we funded internal research and development programs to develop next generation capabilities for designing and manufacturing 3D endoscopes and very small Microprecision™ lenses, anticipating the surgical community’s future demand for smaller and more enhanced imaging systems for minimally invasive surgery. Over the last few years demand for these products has increased, and our engineering personnel resources and capabilities are now mostly consumed in revenue generating optical design and development projects for our customers.

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

The markets in which we do business are highly competitive and include both foreign and domestic competitors. Many of our competitors are larger and have substantially greater resources than we do. Furthermore, other domestic or foreign companies, some with greater financial resources than we have, may seek to produce products or services that compete with ours. We routinely outsource specialized materials and production efforts as required to obtain the most cost effective production.

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

For the six months ended December 31, 2018, approximately 77% of our sales were made to seven customers. Of these, four were medium to large, international, medical device companies and one was a large defense contractor. Each of these customers has been our customer for numerous years. The other two customers were early-stage companies developing endoscopic products that incorporate our unique design capabilities. Sales to these seven customers included both products we developed over five years ago and products we are currently developing which rely heavily on our unique, proprietary Microprecision™ lens technology and optical visualization system expertise.

Current sales and marketing activities are intended to broaden awareness of the benefits of our new technology platforms, which we believe are ready for general application to medical device projects requiring surgery-grade visualization from sub-millimeter sized devices and 3D endoscopy. Successful engineering projects for us eventually transition to manufacturing orders as our customers bring their products to market. We market directly to established medical device companies primarily in the United States that we believe could benefit from our advanced endoscopy visualization systems. Through this direct marketing, referrals, attendance at trade shows including Medical Design and Manufacturing West (MD&M) and MD&M East, our objective is to maintain our pipeline of engineering projects with the potential for future growth from manufacturing orders, thereby increasing our overall revenues from a growing number of manufacturing medical device customers.

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

Results of Operations

Our total revenues for the quarter ended December 31, 2018, were $1,477,851, as compared to $812,773 for the same period in the prior year, an increase of $665,078, or 81.8%. Revenues were relatively unchanged in the components and engineering categories during the quarter ended December 31, 2018 compared to the same quarter of the prior year. Production revenues increased to $933,143 during the quarter ended December 31, 2018, from $244,323 during the same quarter of the prior year, an increase of $688,820 or 282%. The majority of our revenues are derived from engineering design and manufacturing services related to products marketed or under development by our OEM customers. Therefore, our revenues are subject to fluctuations on a product by product basis from period to period.

Engineering projects continue to range in type and include CMOS, Microprecision™, 3D and robotic visualization and illumination systems. While the number of revenue generating engineering projects decreased from eighteen during the quarter ended December 31, 2017 to six during the quarter ended December 31, 2018, engineering design service revenues during the quarters ended December 31, 2018 and 2017 were $318,741 and $342,855, respectively. The slight decrease in engineering service revenue during the quarter ended December 31, 2018 when compared to the same quarter of the prior year was due primarily to a $135,534 decrease caused by one project transitioning to production during fiscal year 2018, which was offset by a $142,942 increase in engineering service revenue from one 3D robotic project in the quarter ended December 31, 2018 compared to revenue from that project in the same quarter of the prior year. Other increases and decreases in individual project revenues between the quarters are considered to be normal fluctuations for the types of development services provided to our customers.

The $688,820 or 282% increase in production revenue during the quarter ended December 31, 2018 compared to the same quarter of the prior year resulted primarily from a $572,016 increase in sales from two projects transitioned from engineering to production, plus a $164,460 increase in revenue from a traditional spine product sold to a long-standing customer. The new production products represent a cardiovascular fiberscope incorporating our Microprecision™ technology and an ENT scanning device incorporating CMOS and Microprecision™ technologies.

Our total revenues for the six months ended December 31, 2018 were $3,037,309, as compared to $1,841,519 for the same period in the prior year, an increase of $1,195,790, or 64.9%. Engineering design service revenues increased by $67,860 or 8.9% in the six months ended December 31, 2018 compared to the same quarter of the prior year, due primarily from decreases caused by the transition of two engineering projects to production offset by a larger increase of revenue from a 3D robotic engineering project during the six months ended December 31, 2018. Optical component revenues decreased $145,162 or 21.7% during the six months ended December 31, 2018 compared to the same period of the prior year primarily due to decreases in one defense company project and a medical device repair catalogue company, partially offset be an increase in prisms sold to a medical device manufacturer during the six months ended December 31, 2018 compared to the same period of the prior year.

Production revenues increased during the six months ended December 31, 2018 compared to the same quarter of the prior year by $1,273,092 or 311%. As in the quarter ended December 31, 2018, the increase in production revenue during the six month period ended December 31, 2018 compared to the same six month period of the prior year resulted primarily from a $1,022,963 increase in sales from two projects transitioned from engineering to production, plus a $173,146 increase in revenue from a traditional spine product sold to a long-standing customer. The new production products represent a cardiovascular fiberscope incorporating our Microprecision™ technology and an ENT scanning device incorporating CMOS and Microprecision™ technologies.

Gross profit for the quarter ended December 31, 2018 was $355,722, compared to $300,222 for the same period in the prior year, reflecting an increase of $55,500, or 18.5%. Gross profit for the quarter ended December 31, 2018 as a percentage of our revenues was 24.1%, a decrease from the gross profit percentage of 36.9% for the same period in the prior year. Gross profit for the six months ended December 31, 2018 was $818,229, as compared to $686,964 for the same period in the prior year, which reflects an increase of $131,265 or 19.1%. Gross profit for the six months ended December 31, 2018 as a percentage of our revenues was 26.9%, a decrease from the gross profit percentage of 37.3% for the same period in the prior year. Quarterly gross profit and gross profit percentage depend on a number of factors, including overall sales volume, facility utilization, product sales mix, the costs of engineering services, and production start up costs and challenges in connection with new products.

Although the higher level of revenues during the quarter and six month periods ended December 31, 2018 when compared to the same quarter and six month periods of the prior year absorbed a greater amount of fixed manufacturing costs thereby increasing realized gross margins, two projects encountered cost over-runs that were the primary cause of the decreased gross margins as a percentage of sales during the quarter and six months periods ended December 31, 2018. The two projects represent 27%-28% of total revenues for the quarter and six months ended December 31, 2018, one being a production project impacting the gross margin percentage by 3% and 4% in the quarter and six months ended December 31, 2018, respectively, and the other being an engineering service project impacting the gross margin percentage by 9% and 6% in the quarter and six months ended December 31, 2018, respectively. The cost over-runs in each of these cases resulted from design challenges and issues we are addressing and that we believe will only cause a temporary decrease in total realized gross margins. The remainder of our production and engineering jobs resulted in margins within our targeted range with reasonably expected fluctuations.

Research and development expenses were $125,413 for the quarter ended December 31, 2018, compared to $90,031 for the same period in the prior year, an increase of $35,382, or 39.3%. Research and development expenses were $226,211 for the six months ended December 31, 2018, compared to $208,458 for the same period in the prior year, an increase of $17,753, or 8.5%. In-house research and development and certain internal functions not directly related to customer engagements are classified as research and development expenses with the majority of our engineering, research and development activities being consumed in revenue generating engagements with our customers for the development of their products. The increase in research and development expenses during the quarter and six months ended December 31, 2018, compared to the same periods of the prior year, resulted from an increase of two engineering positions reflected in the six month period ended December 31, 2018 compared to the same period of the prior year when we were experiencing a temporary reduction in engineering department staffing. Consequently, the amount of wages and related overhead costs not consumed in customer projects was higher during the periods ended December 31, 2018 when compared to the same periods of the prior year.

Selling, general and administrative expenses were $1,016,405 for the six months ended December 31, 2018, compared to $566,619 for the same period in the prior year, an increase of $449,786, or 79.4%. The increase in the six months ended December 31, 2018, compared to the same period of the prior fiscal year was primarily due to increased non-cash stock-based compensation expense of $320,184 relating to stock option and common stock awards. Selling, general and administrative expenses were further increased during the quarter ended December 31, 2018 when compared to the same quarter of the prior fiscal year by increased compensation costs for existing personnel, sales commissions, and shipping costs for increased production materials purchased from overseas, which were partially offset by a reduction in bad debt expense related to one isolated customer in the prior year and decreased fees paid to an investor relations firm.

Selling, general and administrative expenses were $355,916 for the quarter ended December 31, 2018, compared to $270,035 for the same period in the prior year, an increase of $85,881, or 31.8%, resulting from increases in compensation costs for existing personnel, travel expenses, product liability insurance, and shipping costs for increased production materials purchased from overseas, which were partially offset by decreased fees paid to an investor relations firm.

No income tax provision was recorded in the quarter and six month periods ended December, 2018 and 2017 because of the losses generated in those periods.

Liquidity and Capital Resources

We have sustained recurring net losses for several years, although during the last three fiscal quarters our financial performance has improved somewhat. During the quarter and six month periods ended December 31, 2018, we incurred net losses of $125,948 and $425,233, respectively. We also incurred net losses of $351,390 and $1,006,457 during the fiscal years ended June 30, 2018 and 2017, respectively, Revenues during the quarters ended June 30, September 30, and December 31, 2018 have increased to $1,460,932, $1,559,458 and 1,477,851, respectively. Excluding expenses relating to non-cash stock-based compensation expenses and non-recurring bad debt expense non-GAAP net income was the following during the last three fiscal quarters:

	Fiscal Quarter Ended
	June 30, 2018	September 30, 2018	December 31, 2018
Net income (loss)	$16,992	$(299,285)	$(125,948)
Non-cash stock-based compensation	10,339	342,948	10,228
Non-recurring bad debt expense	113,750	–	–
Non-GAAP net income (loss)	$141,081	$43,663	$(115,720)

As of December 31, 2018, cash and cash equivalents were $1,744,644, accounts receivable were $728,636, and current liabilities were $1,383,496. Our working capital was $2,321,826 and $481,876 at December 31, 2018 and June 30, 2018, respectively, with the increase at December 31, 2018 resulting primarily from the recent sale of our common stock. As reported on Form 8-K filed with the Securities and Exchange Commission on October 18, 2018, we received $2,000,000 from the sale of 1,600,000 shares of our common stock at $1.25 per share, which we are using for general working capital purposes. Proceeds from this stock offering, combined with our recently improved financial performance, significantly enhances our working capital position and financial condition. Critical to our ability to maintain our financial condition is achieving a level of quarterly revenues at or greater than the levels achieved during the most recent three fiscal quarters as well as meeting targeted gross margins while limiting the growth of other operating expenses. A combination of lower revenue levels than experienced in the last three quarters, decreasing gross margins, or increasing operating expenses could result in the use of our cash and working capital and an overall decline in our current financial condition.

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

Capital equipment expenditures during the six months ended December 31, 2018 and 2017 were $76,184 and $0, respectively. Future capital equipment expenditures will be dependent upon the type and amount of future sales revenue and the needs of on-going research and development efforts.

We have contractual cash commitments related to open purchase orders as of December 31, 2018 of approximately $402,000, including a $19,156 commitment remaining under a five-year capital lease obligation for the acquisition of equipment (see Note 3. Capital Lease Obligation). We have no other contractual cash commitments since leased facilities are currently on a month-to-month basis.

On October 16, 2018, the Company entered into agreements with accredited investors for the sale and purchase of 1,600,000 unregistered shares of its common stock, $0.01 par value at a purchase price of $1.25 per share. The Company received $2,000,000 in gross proceeds from the offering. The Company is using the net proceeds from this placement for general working capital purposes.

In connection with the placement, the Company also entered into a registration rights agreement with the investors, whereby the Company was obligated to file a registration statement with the Securities Exchange Commission on or before 90 calendar days after October 16, 2018 to register the resale by the investors of 1,600,000 shares of our common stock purchased in the placement. The registration statement was filed with the Securities and Exchange Commission on January 3, 2019 and Amendment No. 1 to the registration statement was filed with the Securities and Exchange Commission on January 16, 2019. The registration statement became effective on February 5, 2019.

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

Item 4. Controls and Procedures.

Management’s Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and our Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures, including internal control over financial reporting, were not effective, as of December 31, 2018, to ensure the information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended (i) is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are intended to be designed to provide reasonable assurance that such information is accumulated and communicated to our management. Based on this evaluation, our management concluded that our internal control over financial reporting was not effective as of December 31, 2018.

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

To address and remediate the material weakness in internal control over financial reporting described above, beginning in the quarter ended September 30, 2009 and continuing through the quarter ended December 31, 2018, we implemented processes to improve our inventory controls and documentation surrounding inventory valuation for overhead rates, and performed procedures to ensure that the pricing of inventory items was consistent with the supporting documentation. We believe that the step outlined above strengthens our internal control over financial reporting and mitigates the material weakness described above.

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

Item 1A. Risk Factors.

There have been no material changes from the risk factors previously disclosed in our annual report on Form 10-K for the fiscal year ended June 30, 2018, as filed with the Securities and Exchange Commission on September 27, 2018; and our quarterly report for the quarter ended September 30, 2018, as filed with the Securities and Exchange Commission on November 14, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Other than as previously disclosed, we did not issue unregistered securities during the quarter ended December 31, 2018.

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

PRECISION OPTICS CORPORATION, INC.

Date: February 12, 2019	By:	/s/ Joseph N. Forkey
Joseph N. Forkey
Chief Executive Officer (Principal Executive Officer)

Date: February 12, 2019	By:	/s/ Donald A. Major
Donald A. Major
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

