Form 10-Q
period 2019-03-31
PRECISION OPTICS CORPORATION, INC.
filed 2019-05-15
CIK 867840

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

or

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
None.

The number of shares outstanding of the issuer’s common stock, par value $0.01 per share, at May 15, 2019 was 12,038,139 shares.

PRECISION OPTICS CORPORATION, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31, 2019	June 30, 2018
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$1,352,767	$402,738
Accounts Receivable, net	826,828	796,923
Inventories, net	1,129,846	1,144,068
Prepaid Expenses	139,438	70,991
Total Current Assets	3,448,879	2,414,720

PROPERTY AND EQUIPMENT
Machinery and Equipment	2,586,359	2,511,638
Leasehold Improvements	590,641	553,596
Furniture and Fixtures	148,303	148,303
	3,325,303	3,213,537

Less: Accumulated Depreciation and Amortization	(3,187,533)	(3,164,051)
Net Fixed Assets	137,770	49,486

Patents, net	49,807	47,275

TOTAL ASSETS	$3,636,456	$2,511,481

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Current Portion of Capital Lease Obligation	$9,416	$8,962
Accounts Payable	644,729	704,450
Customer Advances	258,928	857,842
Accrued Employee Compensation	194,354	238,590
Accrued Professional Services	65,000	98,000
Accrued Warranty Expense	25,000	25,000
Total Current Liabilities	1,197,427	1,932,844

Capital Lease Obligation, net of current portion	7,481	14,601

STOCKHOLDERS’ EQUITY
Common Stock, $0.01 par value - Authorized - 50,000,000 shares; Issued and Outstanding – 12,038,139 shares at March 31, 2019 and 10,197,139 shares at June 30, 2018	120,382	101,972
Additional Paid-in Capital	47,839,004	45,484,186
Accumulated Deficit	(45,527,838)	(45,022,122)
Total Stockholders’ Equity	2,431,548	564,036

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,636,456	$2,511,481

The accompanying notes are an integral part of these consolidated interim financial statements.

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED

March 31, 2019 AND 2018

(UNAUDITED)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2019	2018	2019	2018
Revenues	$1,386,454	$735,597	$4,423,763	$2,577,116

Cost of Goods Sold	930,518	499,444	3,149,598	1,653,999
Gross Profit	455,936	236,153	1,274,165	923,117

Research and Development Expenses, net	121,640	126,365	347,851	334,823
Selling, General and Administrative Expenses	414,475	388,611	1,430,880	955,230
Total Operating Expenses	536,115	514,976	1,778,731	1,290,053

Operating Loss	(80,179)	(278,823)	(504,566)	(366,936)

Interest Expense	(304)	(448)	(1,150)	(1,446)

Net Loss	$(80,483)	$(279,271)	$(505,716)	$(368,382)

Loss Per Share:
Basic and Diluted	$(0.01)	$(0.03)	$(0.04)	$(0.04)

Weighted Average Common Shares Outstanding:
Basic and Diluted	12,020,328	10,095,139	11,294,902	9,724,904

The accompanying notes are an integral part of these consolidated interim financial statements.

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED

March 31, 2019 AND 2018

(UNAUDITED)

	Nine Month Period Ended March 31, 2019
	Number of Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity

Balance, July 1, 2018	10,197,139	$101,972	$45,484,186	$(45,022,122)	$564,036
Issuance of common stock for services	100,000	1,000	(1,000)	–	–
Stock-based compensation	–	–	342,984	–	342,984
Net loss	–	–	–	(299,285)	(299,285)
Balance, September 30, 2018	10,297,139	102,972	45,826,170	(45,321,407)	607,735

Private placement of common stock, net of issuance costs of $23,000	1,600,000	16,000	1,961,000	–	1,977,000
Stock-based compensation	–	–	10,228	–	10,228
Net loss	–	–	–	(125,948)	(125,948)
Balance, December 31, 2018	11,897,139	118,972	47,797,398	(45,447,355)	2,469,015

Issuance of common stock for services	100,000	1,000	(1,000)	–	–
Exercise of stock options	41,000	410	28,965	–	29,375
Adjust common stock issuance costs to actual	–	–	10,750	–	10,750
Stock-based compensation	–	–	2,891	–	2,891
Net loss	–	–	–	(80,483)	(80,483)
Balance, March 31, 2019	12,038,139	$120,382	$47,839,004	$(45,527,838)	$2,431,548

	Nine Month Period Ended March 31, 2018
	Number of Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity

Balance, July 1, 2017	8,872,916	$88,729	$45,140,383	$(44,670,732)	$558,380
Private placement of common stock, net of issuance costs of $2,963	555,556	5,556	241,482	–	247,038
Stock-based compensation	–	–	26,057	–	26,057
Net loss	–	–	–	(28,785)	(28,785)
Balance, September 30, 2017	9,428,472	94,285	45,407,922	(44,699,517)	802,690

Exercise of stock purchase warrants	666,667	6,667	–	–	6,667
Stock-based compensation	–	–	6,971	–	6,971
Net loss	–	–	–	(60,326)	(60,326)
Balance, December 31 , 2017	10,095,139	100,952	45,414,893	(44,759,843)	756,002

Stock-based compensation	–	–	8,974	–	8,974
Net loss	–	–	–	(279,271)	(279,271)
Balance, March 31, 2018	10,095,139	$100,952	$45,423,867	$(45,039,114)	$485,705

The accompanying notes are an integral part of these consolidated interim financial statements.

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED

March 31, 2019 AND 2018

(UNAUDITED)

	Nine Months Ended March 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(505,716)	$(368,382)
Adjustments to Reconcile Net Loss to Net Used In Operating Activities -
Depreciation and Amortization	23,482	21,728
Stock-based Compensation Expense	356,103	42,002
Non-cash Consulting Expense	–	6,588
Bad Debt Expense	–	113,750
Changes in Operating Assets and Liabilities -
Accounts Receivable, net	(29,905)	(224,367)
Inventories, net	14,222	(68,973)
Prepaid Expenses	(68,447)	(32,645)
Accounts Payable	(59,721)	(12,379)
Customer Advances	(598,914)	441,204
Accrued Liabilities	(85,236)	(25,308)
Net Cash Used In Operating Activities	(954,132)	(106,782)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additional Patent Costs	(2,532)	(17,189)
Purchases of Property and Equipment	(111,766)	–
Net Cash Used In Investing Activities	(114,298)	(17,189)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of Capital Lease Obligation	(6,666)	(6,242)
Gross Proceeds from Private Placement of Common Stock	2,000,000	210,001
Proceeds from Exercise of Stock Purchase Warrants	–	6,667
Proceeds from Exercise of Stock Options	29,375	–
Private Placement Expense Paid	(4,250)	(2,963)
Net Cash Provided From Financing Activities	2,018,459	207,463

NET INCREASE IN CASH AND CASH EQUIVALENTS	950,029	83,492
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	402,738	118,405

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,352,767	$201,897

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION: Cash Paid for Income Taxes	$912	$912

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING AND INVESTING ACTIVITIES:
Issuance of Common Stock in Settlement of Accounts Payable	$–	$40,000
Offering Costs Included in Accrued Liabilities	$8,000	$–

The accompanying notes are an integral part of these consolidated interim financial statements.

PRECISION OPTICS CORPORATION, INC.

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Operations

The accompanying consolidated financial statements include the accounts of Precision Optics Corporation, Inc. and its wholly-owned subsidiaries (the “Company”). All significant intercompany accounts and transactions have been eliminated in consolidation.

These consolidated financial statements have been prepared by the Company, without audit, and reflect normal recurring adjustments which, in the opinion of management, are necessary for a fair statement of the results of the third quarter and nine months of the Company’s fiscal year 2019. These consolidated financial statements do not include all disclosures associated with annual consolidated financial statements and, accordingly, should be read in conjunction with footnotes contained in the Company’s consolidated financial statements for the year ended June 30, 2018, together with the Report of Independent Registered Public Accounting Firm filed under cover of the Company’s 2018 Annual Report on Form 10-K, filed with the Securities and Exchange Commission on September 27, 2018.

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

Reclassification

A certain balance sheet item in the prior period financial statements has been reclassified to conform to the presentation of the current period financial statements. This reclassification had no effect on the previously reported net loss.

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

Revenues represent the amount of consideration the Company expects to receive from customers in exchange for transferring products and services. Other selling costs to obtain and fulfill contracts are expensed as incurred due to the short-term nature of a majority of its revenues. The Company extends terms of payment to its customers based on commercially reasonable terms for the markets of its customers, while also considering their credit quality. Shipping and handling costs charged to customers are included in revenues.

The Company disaggregates revenues by product and service types as it believes it best depicts how the nature, amount, timing and uncertainty of revenues and cash flows are affected by economic factors.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2019	2018	2019	2018
Engineering Design Services	$61,833	$225,433	$892,472	$988,212
Optical Components	250,405	161,670	774,429	830,855
Medical Device Products and Assemblies	1,074,216	348,494	2,756,862	758,049
Total Revenues	$1,386,454	$735,597	$4,423,763	$2,577,116

Contract Assets and Liabilities

The nature of the Company’s products and services does not generally give rise to contract assets as it typically does not incur costs to fulfill a contract before a product or service is provided to a customer. The Company’s costs to obtain contracts are typically in the form of sales commissions paid to employees. The Company has elected to expense sales commissions associated with obtaining a contract as incurred as the amortization period is generally less than one year. These costs have been recorded in selling, general and administrative expenses. As of March 31, 2019, there were no contract assets recorded in the Company’s Consolidated Balance Sheets.

The Company’s contract liabilities arise as a result of unearned revenue received from customers at inception of contracts or where the timing of billing for services precedes satisfaction of the Company’s performance obligations. The Company generally satisfies performance obligations within one year from the contract inception date. As of July 1, 2018, contract liabilities were $857,842, which were recorded as customer advances in the Company’s Consolidated Balance Sheets, $97,650 and $680,598 of which was recognized in sales during the three and nine months ended March 31, 2019, respectively. As of March 31, 2019, contract liabilities recorded as customer advances were $258,928.

Income (Loss) Per Share

Basic income (loss) per share is computed by dividing net income or net loss by the weighted average number of shares of common stock outstanding during the period. Diluted income (loss) per share is computed by dividing net income or net loss by the weighted average number of shares of common stock outstanding during the period, plus the number of potentially dilutive securities outstanding during the period such as stock options and warrants. For the three and nine months ended March 31, 2019 and 2018, the effect of such securities was antidilutive and not included in the diluted calculation because of the net loss generated in these periods.

The following is the calculation of loss per share for the three and nine months ended March 31, 2019 and 2018:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2019	2018	2019	2018
Net Income (Loss) - Basic and Diluted	$(80,483)	$(279,271)	$(505,716)	$(368,382)

Basic and Dilutive Weighted Average Shares Outstanding	12,020,328	10,095,139	11,294,902	9,724,904

Loss Per Share - Basic and Diluted	$(0.01)	$(0.03)	$(0.04)	$(0.04)

The number of shares issuable upon the exercise of outstanding stock options and warrants that were excluded from the computation as their effect was antidilutive was approximately 1,492,000 and 1,042,200 for the three months ended March 31, 2019 and 2018, respectively, and approximately 1,493,200 and 4,739,960 for the nine months ended March 31, 2019 and 2018, respectively.

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

2.	INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out) and net realizable value and consisted of the following:

	March 31, 2019	June 30, 2018
Raw Materials	$483,090	$500,908
Work-In-Progress	443,341	434,536
Finished Goods	203,415	208,624
Total Inventories	$1,129,846	$1,144,068

3.	CAPITAL LEASE OBLIGATION

The Company entered into a five-year capital lease obligation in January 2016 for the acquisition of manufacturing equipment totaling $51,252. At March 31, 2019, future minimum lease payments under the capital lease obligation are as follows:

Fiscal Year Ending June 30:	Amount
2019	$2,563
2020	10,250
2021	5,126
Total minimum payments	17,939
Less: amount representing interest	1,042
Present value of minimum lease payments	16,897
Less: current portion	9,416
$7,481

4.	STOCK-BASED COMPENSATION

The following table summarizes stock-based compensation expense for the three and nine months ended March 31, 2019 and 2018:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2019	2018	2019	2018
Cost of Goods Sold	$–	$–	$–	$8,669
Research and Development	2,411	2,323	7,233	9,335
Selling, General and Administrative	480	6,651	348,870	23,998
Stock Based Compensation Expense	$2,891	$8,974	$356,103	$42,002

No compensation has been capitalized because such amounts would have been immaterial.

The following tables summarize stock option activity for the nine months ended March 31, 2019:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Life
Outstanding at June 30, 2018	1,055,700	$0.76	6.13 years
Granted	465,500
Exercised	(41,000)
Expired or Cancelled	(18,200)
Outstanding at March 31, 2019	1,462,000	$0.75	6.59 years

Information related to the stock options outstanding as of March 31, 2019 is as follows:

Range of Exercise Prices	Number of Shares	Weighted- Average Remaining Contractual Life (years)	Weighted- Average Exercise Price	Exercisable Number of Shares	Exercisable Weighted- Average Exercise Price
$0.27	40,000	2.29	$0.27	40,000	$0.27
$0.40	15,000	8.08	$0.40	10,000	$0.40
$0.48	60,000	7.00	$0.48	60,000	$0.48
$0.50	100,000	6.23	$0.50	100,000	$0.50
$0.55	41,500	5.09	$0.55	36,500	$0.55
$0.64	25,000	8.62	$0.64	15,000	$0.64
$0.70	100,000	9.35	$0.70	33,333	$0.70
$0.73	826,500	7.49	$0.73	631,500	$0.73
$0.85	7,500	3.76	$0.85	7,500	$0.85
$0.90	7,500	4.76	$0.90	7,500	$0.90
$0.95	30,000	5.28	$0.95	30,000	$0.95
$1.20	207,800	2.92	$1.20	207,800	$1.20
$1.35	1,200	0.65	$1.35	1,200	$1.35
$0.27–$1.35	1,462,000	6.60	$0.75	1,180,333	$0.76

The aggregate intrinsic value of the Company’s “in-the-money” outstanding and exercisable options as of March 31, 2019 was $705,812 and $556,712, respectively.

Common Stock Award

On August 2, 2018, the Company awarded its Chief Executive Officer 300,000 shares of common stock for services performed through June 30, 2018. The fair market value of the 300,000 shares on the award date equal to $210,000 has been recorded as general and administrative stock-based compensation expense in the quarter ended September 30, 2018. As of March 31, 2019, 200,000 shares have been issued, and the remaining 100,000 shares will be issued on January 1, 2020.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and notes to those statements included elsewhere in this Quarterly Report on Form 10-Q for the quarter and nine months ended March 31, 2019 and with our audited consolidated financial statements for the year ended June 30, 2018 included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on September 27, 2018.

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

For the nine months ended March 31, 2019, approximately 77% of our sales were made to seven customers. Of these, three were medium to large, international, medical device companies and one was a large defense contractor. Each of these customers has been our customer for numerous years. The other three customers were early-stage companies developing endoscopic products that incorporate our unique design capabilities. Sales to these seven customers included both products we developed over five years ago, engineering services, and products we are currently developing which rely heavily on our unique, proprietary Microprecision™ lens technology and optical visualization system expertise.

Current sales and marketing activities are intended to broaden awareness of the benefits of our new technology platforms, which we believe are ready for general application to medical device projects requiring surgery-grade visualization from sub-millimeter sized devices and 3D endoscopy. Successful engineering projects for us eventually transition to manufacturing orders as our customers bring their products to market. We market directly to established medical device companies primarily in the United States that we believe could benefit from our advanced endoscopy visualization systems. Through this direct marketing, referrals, attendance at trade shows including Medical Design and Manufacturing (MD&M) West and MD&M East, our objective is to maintain our pipeline of engineering projects with the potential for future growth from manufacturing orders, thereby increasing our overall revenues from a growing number of manufacturing medical device customers.

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

Results of Operations

Our total revenues for the quarter ended March 31, 2019, were $1,386,454, as compared to $735,597 for the same period in the prior year, an increase of $650,857, or 89%. Combined optical components and engineering service revenues were $312,238 in the quarter ended March 31, 2019, representing a 19.3% decrease from the same quarter of the prior year, which is considered normal fluctuation for these revenue categories. Medical device assembly or production revenues increased to $1,074,216 during the quarter ended March 31, 2019 from $348,494 during the same quarter of the prior year, an increase of $725,722 or 208%. The majority of our revenues originate from engineering design services that then lead to production manufacturing revenues for products marketed or under development by our OEM customers. Therefore, our revenues are subject to fluctuations on a product by product basis from period to period.

Engineering projects continue to range in type and include CMOS, Microprecision™, 3D and robotic visualization and illumination systems. While the number of revenue generating engineering projects decreased during the quarter ended March 31, 2019 compared to the prior year, our engineering personnel operated at near full capacity during the most recent quarter. One large 3D instrument project remains in process as of March 31, 2019 with completion and related revenues expected in coming quarters.

The $725,722 or 208% increase in production revenue during the quarter ended March 31, 2019 compared to the same quarter of the prior year resulted primarily from a $381,162 increase in sales from two projects transitioned from engineering to production, plus a $301,546 increase in revenue from a traditional spine product sold to a long-standing customer. The new production products represent a cardiovascular fiberscope incorporating our Microprecision™ technology and an ENT scanning device incorporating CMOS and Microprecision™ technologies.

Our total revenues for the nine months ended March 31, 2019 were $4,423,763, as compared to $2,577,116 for the same period in the prior year, an increase of $1,846,647, or 72%. Engineering design service revenues decreased by $95,740 or 10% in the nine months ended March 31, 2019 compared to the same quarter of the prior year, due primarily from the transition of two engineering projects to production offset by an increase of revenue from a 3D robotic engineering project during the nine months ended March 31, 2019. Optical component revenues decreased $56,426 or 7% during the nine months ended March 31, 2019 compared to the same period of the prior year primarily due to customary periodic increases and decreases in the revenues from the same three largest customers making up that category of revenues during nine months ended March 31, 2019 and 2018.

Production revenues increased during the nine months ended March 31, 2019 compared to the same period of the prior year by $1,998,813 or 264%. As in the quarter ended March 31, 2019, the increase in production revenue during the nine month period ended March 31, 2019 compared to the same nine month period of the prior year resulted primarily from a $1,291,329 increase in sales to three customers relating to two projects transitioned from engineering to production, plus a $431,694 increase in revenue from a traditional spine product sold to a long-standing customer. The new production products represent a cardiovascular fiberscope incorporating our Microprecision™ technology and an ENT scanning device incorporating CMOS and Microprecision™ technologies.

Gross profit for the quarter ended March 31, 2019 was $455,936, compared to $236,153 for the same period in the prior year, reflecting an increase of $219,783, or 93%. Gross profit for the quarter ended March 31, 2019 as a percentage of our revenues was 32.9%, an increase from the gross profit percentage of 32.1% for the same period in the prior year. Gross profit for the nine months ended March 31, 2019 was $1,274,165, as compared to $923,117 for the same period in the prior year, which reflects an increase of $351,048 or 38%. Gross profit for the nine months ended March 31, 2019 as a percentage of our revenues was 28.8%, a decrease from the gross profit percentage of 35.8% for the same period in the prior year. Quarterly gross profit and gross profit percentage depend on a number of factors, including overall sales volume, facility utilization, product sales mix, the costs of engineering services, and production start up costs and process development in connection with custom products entering the production phase.

Although the higher level of revenues during the quarter and nine month periods ended March 31, 2019 when compared to the same quarter and nine month periods of the prior year absorbed a greater amount of fixed manufacturing costs thereby increasing realized gross margins, two projects encountered cost over-runs that were the primary cause of the decreased gross margins as a percentage of sales during the quarter and nine months periods ended March 31, 2019. The two projects represent 22%-25% of total revenues for the quarter and nine months ended March 31, 2019, one being a production project impacting the gross margin percentage by 1% and 3% in the quarter and nine months ended March 31, 2019, respectively, and the other being an engineering service project impacting the gross margin percentage by 4% and 5% in the quarter and nine months ended March 31, 2019, respectively. The cost over-runs in each of these cases resulted from design challenges and manufacturing issues we are correcting, which is reflected in the improved gross margin in the quarter ended March 31, 2019 compared to the immediately preceding quarter. We believe the remaining issues in these projects will be corrected thereby minimizing their detrimental effects on total gross margins. The remainder of our production and engineering jobs resulted in margins within our targeted range with reasonably expected fluctuations.

Research and development expenses were $121,640 for the quarter ended March 31, 2019, compared to $126,365 for the same period in the prior year, a decrease of $4,725, or 3.7%. Research and development expenses were $347,851 for the nine months ended March 31, 2019, compared to $334,823 for the same period in the prior year, an increase of $13,028, or 3.9%. In-house research and development and certain internal functions not directly related to customer engagements are classified as research and development expenses with the majority of our engineering, research and development activities being consumed in revenue generating engagements with our customers for the development of their products. Engineering personnel are nearly fully utilized in revenue generating projects, and while additional engineering personnel have been added internal research and development expenses are relatively unchanged between the current and prior year periods.

Selling, general and administrative expenses were $1,430,880 for the nine months ended March 31, 2019, compared to $955,230 for the same period in the prior year, an increase of $475,650, or 50%. The increase in the nine months ended March 31, 2019, compared to the same period of the prior year was primarily due to increased non-cash stock-based compensation expense of $324,872 relating to stock option and common stock awards. Selling, general and administrative expenses were further increased during the quarter ended March 31, 2019 when compared to the same quarter of the prior fiscal year by increased compensation costs for existing personnel, sales commissions, and shipping costs for increased production materials purchased from overseas, all of which were partially offset by a $113,750 reduction in bad debt expense related to one isolated customer in the prior year and a $23,037 decrease in fees paid to an investor relations firm.

Selling, general and administrative expenses were $414,475 for the quarter ended March 31, 2019, compared to $388,611 for the same period in the prior year, an increase of $25,864, or 6.7%, resulting from increases in compensation costs for existing personnel, sales commissions, trade show costs, and shipping costs for increased production materials purchased from overseas, which were partially offset by an $88,750 reduction in bad debt expense related to one isolated customer in the prior year.

No income tax provision was recorded in the quarter and nine month periods ended March 31, 2019 and 2018 because of the losses generated in those periods.

Liquidity and Capital Resources

We have sustained recurring net losses for several years, although during the last four fiscal quarters our financial performance has improved. During the quarter and nine month periods ended March 31, 2019, we incurred net losses of $80,483 and $505,716, respectively. We also incurred net losses of $351,390 and $1,006,457 during the fiscal years ended June 30, 2018 and 2017, respectively. Revenues during the quarters ended June 30, September 30, December 31, 2018 and March 31, 2019 have increased to $1,460,932, $1,559,458, 1,477,851, and 1,386,454, respectively. Excluding expenses relating to non-cash stock-based compensation and non-recurring bad debts, non-GAAP net income was the following during the last four fiscal quarters:

	Fiscal Quarter Ended
	June 30, 2018	September 30, 2018	December 31, 2018	March 31, 2019
Net income (loss)	$16,992	$(299,285)	$(125,948)	$(80,483)
Non-cash stock-based compensation	10,339	342,948	10,228	2,891
Non-recurring bad debt expense	113,750	–	–	–
Non-GAAP net income (loss)	$141,081	$43,663	$(115,720)	$(77,592)

Non-GAAP net income (loss) is a non-GAAP financial measure as defined in Regulation G of the Securities and Exchange Act of 1934, as amended. We report our financial results in compliance with GAAP, but we believe that also discussing non-GAAP measures provides investors with financial measures we use in the management of our business. We define non-GAAP net income (loss) as net income (loss) plus non-cash stock-based compensation and non-recurring bad debt expense. This measure may not be comparable to similarly titled measures reported by other companies. We use non-GAAP net income (loss) as indicator of our operating performance. We believe non-GAAP net income (loss) is helpful to investors in evaluating our operating performance because non-cash items are included to present a more inclusive picture of our operations. Non-GAAP net income (loss) is a supplemental non-GAAP measure, which has limitations as an analytical tool. Non-GAAP financial measures should not be considered as a substitute for, or superior to, measures of financial performance prepared in accordance with GAAP. Non-GAAP financial measures do not reflect a comprehensive system of accounting, may differ from GAAP measures with the same names, and may differ from non-GAAP financial measures with the same or similar names that are used by other companies.

As of March 31, 2019, cash and cash equivalents were $1,352,767, accounts receivable were $826,828, and current liabilities were $1,197,427. Our working capital was $2,251,452 and $481,876 at March 31, 2019 and June 30, 2018, respectively, with the increase at March 31, 2019 resulting primarily from the sale of our common stock in October 2018. As reported on Form 8-K filed with the Securities and Exchange Commission on October 18, 2018, we received $2,000,000 from the sale of 1,600,000 shares of our common stock at $1.25 per share, which we are using for general working capital purposes. Proceeds from this stock offering, combined with our recently improved financial performance, significantly enhances our working capital position and financial condition. Critical to our ability to maintain our financial condition is achieving a level of quarterly revenues at or greater than the levels achieved during the most recent four fiscal quarters as well as meeting targeted gross margins while limiting the growth of other operating expenses. A combination of lower revenue levels than experienced in recent quarters, decreasing gross margins, or increasing operating expenses could result in the use of our cash and working capital and an overall decline in our current financial condition.

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

Capital equipment expenditures during the nine months ended March 31, 2019 and 2018 were $117,766 and $0, respectively. Future capital equipment expenditures will be dependent upon the type and amount of future sales revenue and the needs of on-going research and development efforts.

We have contractual cash commitments related to open purchase orders as of March 31, 2019 of approximately $1,059,114, plus a $16,897 commitment remaining under a five-year capital lease obligation for the acquisition of equipment (see Note 3. Capital Lease Obligation). We have no other contractual cash commitments since leased facilities are currently on a month-to-month basis.

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

Item 4. Controls and Procedures.

Management’s Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and our Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures, including internal control over financial reporting, were not effective, as of March 31, 2019, to ensure the information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended (i) is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are intended to be designed to provide reasonable assurance that such information is accumulated and communicated to our management. Based on this evaluation, our management concluded that our internal control over financial reporting was not effective as of March 31, 2019.

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

To address and remediate the material weakness in internal control over financial reporting described above, beginning in the quarter ended September 30, 2009 and continuing through the quarter ended March 31, 2019, we implemented processes to improve our inventory controls and documentation surrounding inventory valuation for overhead rates, and performed procedures to ensure that the pricing of inventory items was consistent with the supporting documentation. We believe that the step outlined above strengthens our internal control over financial reporting and mitigates the material weakness described above.

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

Item 1A. Risk Factors.

There have been no material changes from the risk factors previously disclosed in our annual report on Form 10-K for the fiscal year ended June 30, 2018, as filed with the Securities and Exchange Commission on September 27, 2018; and our quarterly report for the quarter ended December 31, 2018, as filed with the Securities and Exchange Commission on February 12, 2019.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

We did not issue unregistered securities during the quarter ended March 31, 2019.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On May 10, 2019, our Board of Directors approved the immediately effective acceleration of vesting of all unvested stock option grants held by our Chief Financial Officer, Donald A. Major. In addition, in accordance with the terms of our 2006 and 2011 Equity Incentive Plans, the Board approved an extension of the exercise period of all outstanding stock options held by Mr. Major beyond the original termination date following any future change in Mr. Major’s employment status with the Company. All options held by Mr. Major will now continue to be exerciseable until the stated option expiration date regardless of any future employment termination or other change in status, except in case of death of Mr. Major, in which case such stock options shall expire one year after the date of death.

Previously, on November 8, 2018, our Board of Directors approved a similar amendment of all existing stock options granted for board service and held by the members of our Board of Directors. Therefore, all such stock options held by our directors will now continue to be exerciseable until the stated option expiration date regardless of a termination of directorship or other change in status, except in case of death of a member of the Board of Directors, in which case such stock options shall expire one year after the date of death.

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

PRECISION OPTICS CORPORATION, INC.

Date: May 15, 2019	By:	/s/ Joseph N. Forkey
Joseph N. Forkey
Chief Executive Officer (Principal Executive Officer)

Date: May 15, 2019	By:	/s/ Donald A. Major
Donald A. Major
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

