Form 10-K/A
period 2018-06-30
PRECISION OPTICS CORPORATION, INC.
filed 2019-06-12
CIK 867840

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

(978) 630-1800

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.01 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. ☐ Yes ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

Documents incorporated by reference: None

EXPLANATORY NOTE

Precision Optics Corporation, Inc. is filing this amendment No.1 on Form 10-K/A for the year ended June 30, 2018 as filed with the Securities and Exchange Commission on September 27, 2018, in order to correct the date of the audit report.

This Form 10-K/A does not modify or update any other disclosures set forth in the original annual report on Form 10-K for the year ended June 30, 2018, and filed with the Securities and Exchange Commission on September 27, 2018.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Description
23.1*	Consent of Independent Registered Public Accounting Firm.

31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

 * Filed herewith.

2

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRECISION OPTICS CORPORATION, INC.

Date: June 12, 2019	By:	/s/ Joseph N. Forkey
Joseph N. Forkey President and Chief Executive Officer
(Principal Executive Officer)

Date: June 12, 2019	By:	/s/ Donald A. Major
Donald A. Major Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Joseph N. Forkey Joseph N. Forkey	Chief Executive Officer, President, Treasurer and Director (Principal Executive Officer)	June 12, 2019

/s/ Donald A. Major Donald A. Major	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	June 12, 2019

/s/ Andrew J. Miclot	Director	June 12, 2019
Andrew J. Miclot

/s/ Peter H. Woodward	Director, Chairman	June 12, 2019
Peter H. Woodward

/s/ Richard B. Miles	Director	June 12, 2019
Richard B. Miles

/s/Kenneth S. Schwartz	Director	June 12, 2019
Kenneth S. Schwartz

3