Form 10-K
period 2019-06-30
PRECISION OPTICS CORPORATION, INC.
filed 2019-09-26
CIK 867840

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2019

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

(978) 630-1800

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common stock, $0.01 par value	PEYE	OTCQB

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

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant on December 31, 2018 was approximately $11,694,630 based on a total of 8,662,689 shares of the registrant’s common stock held by non-affiliates on December 31, 2018, at the closing price of $1.35 per share as reported on the OTCQB market on December 31, 2018.

The number of shares of outstanding common stock of the registrant as of September 20, 2019 was 12,843,639.

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

Overview

We have been developing and manufacturing advanced optical instruments since 1982. Today, the majority of our business is the design and manufacture of high-quality medical devices. Approximately 8% of our revenue in fiscal year 2019 is from the design, manufacture and resale of optical products for military and defense and 13% for other industrial, non-medical products. Our medical instrumentation line includes traditional endoscopes and endocouplers as well as other custom imaging and illumination products for use in minimally invasive surgical procedures. Much of our recent development efforts have been targeted at the development of next generation endoscopes. Over the last ten years, we have funded internal research and development programs to develop next generation capabilities for designing and manufacturing 3D endoscopes and very small Microprecision™ lenses, anticipating future requirements as the surgical community continues to demand smaller and more enhanced imaging systems for minimally invasive surgery. Our unique proprietary technology in these areas, combined with recent developments in the areas of 3D displays and millimeter sized CMOS image sensors, has allowed us to begin commercialization of these technologies. Thus, approximately 30-40% of our revenues in each of the fiscal years 2017, 2018 and 2019 were derived from engineering and design services we performed for our customers to incorporate our technologies and capabilities into their medical device products. We believe that new products based on these technologies provide enhanced imaging for existing surgical procedures which help to enable development of many new medical device products and related medical procedures. Approximately 50-70% of our total revenues in fiscal years 2017, 2018 and 2019 were derived from the assembly and manufacture of endoscopic medical devises, sub-assemblies and optical components ordered by our customers and usually developed from the engineering and design services we perform for them. We expect sales revenue increases to come from the orders from our customers to manufacture the products we help them engineer and design.

Effective June 1, 2019 we acquired the operating assets of Ross Optical Industries, Inc. of El Paso, Texas, which we began operating as a division of our Company beginning on that date. The accompanying financial statements include the results of operations of the Ross Optical division for June 2019 and the assets and liabilities of the division as of June 30, 2019. The acquisition of the assets of Ross Optical Industries effective June 1, 2019 expands our optics components and assemblies business. All products supplied by Ross Optical include a custom or catalog optic, which is sourced through Ross Optical’s extensive domestic and worldwide network of optical fabrication companies. Most systems make use of optical lenses, prisms, mirrors and windows and range from individual optical components to complex mechano-optical assemblies. Products often include thin film optical coatings that are applied using the in-house coating department. Approximately 80% or more of Ross Optical revenues are to customers in the United States with the balance principally to Canada and Western Europe. Ross Optical’s sales are mostly resale of specialized optical components with the remainder being assemblies. Ross Optical does not perform revenue generating engineering services or internal research and development.

The Ross Optical division sales are primarily optical components and assemblies for industrial applications in addition to medical and military uses. By combining the unique capabilities of our company with the Ross Optical division we believe there are opportunities for expanded sales of each division products and services throughout the combined customer base. Additionally, we believe Ross’ expanded worldwide vendor relationships will benefit our traditional efforts to source materials at competitive prices for our development projects and manufacturing activities.

History

We incorporated in Massachusetts in December 1982 and have been publicly-owned since November 1990. References to our Company contained herein include our two wholly-owned subsidiaries, Precise Medical, Inc. and Wood’s Precision Optics Corporation, Limited, except where the context otherwise requires. Effective June 1, 2019 we acquired the operating assets of Ross Optical Industries, Inc. of El Paso, Texas, which we began operating as a division of our Company beginning on that date. The accompanying financial statements include the results of operations of the Ross division for June 2019 and its assets and liabilities as of June 30, 2019.

Our websites are www.poci.com and www.rossoptical.com. Information contained on our websites does not constitute part of this report.

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

The acquisition of the assets of Ross Optical Industries effective June 1, 2019 expands our optics components and assemblies business. All products supplied by Ross Optical include a custom or catalog optic, which is sourced through Ross Optical’s extensive domestic and worldwide network of optical fabrication companies. Most systems make use of optical lenses, prisms, mirrors and windows and range from individual optical components to complex mechano-optical assemblies. Products often include thin film optical coatings that are applied by the company’s in-house coating department.

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

We have been engaged by various customers for an increasing amount of development work relating to the design of endoscopes and camera assemblies that utilize our Microprecision™ technology. We previously received two production orders exceeding $M each from two customers for their custom designed products, and follow-on orders for equal or larger amounts from each of these two customers. We also believe we will receive additional productions orders from other customers currently in our engineering and design pipeline.

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

The competitive advantage of our Ross Optical division is its ability to provide difficult-to-find optics, and, increasingly, to provide a broader range of services based on its ability to source optics worldwide, but augmented by its ability to provide, thin-film coatings and assembly.

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

The addition of Ross Optical adds an expanded network of overseas suppliers of various types and sizes of optical components and assemblies that will enhance our ability to meet the material demands of our customers’ unique optical and medical device designs. In 2018, 17% of Ross Optical’s sales were to customers outside of the United States, with the majority of international sales going to Europe and Canada.

Research and Development

We believe that our future success depends, to a large degree, on our ability to continue to conceive and develop new optical products and technologies to enhance the performance characteristics and methods of manufacture of existing and new products. Although development work on behalf of customers is almost entirely performed under revenue generating contracts and customer purchase orders, research and development expenses are incurred on our own proprietary products and technology, such as Microprecision™ optics, micro medical cameras and 3D endoscopes. Accordingly, we treat engineering expenses not consumed in customer contracted development and our investment of funds and resources in internal product and intellectual property development as research and development expense in the accompanying statement of operations. For the years ended June 30, 2019 and 2018, research and development expenses were $505,300 and $456,377, respectively.

Raw Materials and Principal Suppliers

A key raw material component for our products is precision grade optical glass, which we obtain from a few suppliers, principally SCHOTT North America, Inc. and Ohara Corporation.

We obtain CMOS sensors used in our development of endoscope products for our customers from various suppliers such as OmniVision Technologies, Inc. We believe that while the number of sources of supply is limited for the CMOS sensors with the specifications used in medical device endoscopes we develop, the manufacturing capacities of those suppliers is adequate to meet our demand in the next twelve months. Likewise, a limited number of suppliers provide CMOS electronic cabling services for the smallest sensors, such as FujiKura, Ltd. and High Speed Interconnects. However, we believe our demand for these services is relatively small compared to these companies’ and others’ capacities for CMOS sensor electronic cabling services.

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

Employees

As of June 30, 2019, we had 62 employees, 59 of which were full-time employees. There were 44 employees in manufacturing, 9 in engineering/research and development, 4 in sales, and 5 in finance and administration. We are not a party to any collective bargaining agreements. We believe our relations with our employees are very good.

Customers

Revenues from our largest customers, as a percentage of total revenues, for fiscal years 2019 and 2018 were as follows:

	2019	2018
Customer A	8%	16%
Customer B	6%	14%
Customer C	18%	8%
Customer D	13%	5%
Customer E	11%	4%
All Others	44%	53%
	100%	100%

No other customer accounted for more than 10% of our revenues in fiscal years 2019 and 2018. At June 30, 2019, our largest customer account receivable balance was 12% of total accounts receivable. At June 30, 2018, our four largest customer account receivable balances were 22%, 16%, 13%, and 13%, respectively, of total accounts receivable. No other accounts accounted for more than 10% of accounts receivable at June 30, 2019 or 2018.

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

Our Ross Optical division currently imports, exports and manufactures optical products for the defense industry, some of which is controlled by U.S. regulations. Generally, these regulations require strict control over technical data in documented form and as embodied in products, both within Ross Optical and as part of exported shipments. In particular, Ross Optical maintains a technology control plan, is ISO certified and ITAR (International traffic in Arms Regulations) registered with the U.S. State Department and maintains a number of technology assistance agreements with overseas suppliers, that have been approved by the U.S. State Department. Non-compliance with applicable requirements can result in U.S. actions that may result in withdrawal or suspension of approvals, suspension of company imports, exports or production, or the imposition of fines or various other penalties.

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

We have a history of losses, we may continue to incur losses and not achieve profitability in the near term; and we may need to raise additional funds.

During the years ended June 30, 2019 and 2018, we incurred net losses of $614,871 and $351,390, respectively. Our accumulated deficit at June 30, 2019 amounted to $45,636,993. We had working capital of $2,757,161 and $481,876 as of June 30, 2019 and 2018, respectively. During the year ended June 30, 2019, net cash used in operating activities amounted to $1,031,693. We may continue incurring losses for the foreseeable future and not achieve sustained profitability in the near term. We must generate sufficient cash flow or raise additional capital to pursue our product development initiatives, and penetrate markets for the sale of our products. If required we believe that we have access to capital resources through possible public or private equity offerings, debt financings, corporate collaborations, strategic alliances, or other means. However, if we are unable to secure adequate additional capital when needed, we may be required to curtail our research and development initiatives and take additional measures to reduce costs in order to conserve our cash in amounts sufficient to sustain operations and meet our obligations.

We may not realize the opportunities from the Ross Optical acquisition.

On July 1, 2019, we closed on an asset purchase agreement with Ross Optical Industries, Inc. and its shareholders to acquire substantially all of the assets of Ross Optical. The Ross Optical division sales are primarily optical components and assemblies for industrial applications in addition to medical and military uses. By combining the unique capabilities of our company with the Ross Optical division we believe there are opportunities for expanded sales of each division products and services throughout the combined customer base. Additionally, we believe Ross’ expanded worldwide vendor relationships will benefit our traditional efforts to source materials at competitive prices for our development projects and manufacturing activities. The success of the Ross Optical acquisition will continue to depend, in part, on our ability to realize the anticipated growth opportunities from integrating the acquired business with our business, including integrating its lines of products into our offering of products and services. Our success also depends on the successful integration of our and the acquired business’s operations and information and financial systems. We cannot assure you that we will be able to realize such opportunities or that our management will not be distracted by the integration of the acquired business.

We rely on a small number of customers who may not consistently purchase our products in the future and if we lose any one of these customers, our revenues may decline.

In the fiscal year ended June 30, 2019, our three largest customers represented approximately 18%, 13% and 11%, respectively, of our total revenues. In the fiscal year ended June 30, 2018, our two largest customers represented approximately 16% and 14%, respectively, of our total revenues. No other customer accounted for more than 10% of our revenues during those periods. At June 30, 2019, our largest customer account receivable balance was 12% of total accounts receivable. At June 30, 2018, our four largest account receivable balances were 22%, 16%, 13%, and 13%, respectively, of the total accounts receivable.

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

At June 30, 2019, our largest customer account receivable balance was 12% of total accounts receivable. While we believe we have a varied customer base and have experienced strong collections in the past, we may experience changes in our customer base, including reductions in purchasing commitments, which could also have a material adverse effect on our revenues and liquidity. Additionally, our customers could become unable or unwilling to pay amounts owed to us. During fiscal 2018, we recorded a $227,500 reserve against accounts receivable amounts owed to us by one customer that has not been able to pay us for design services we provided. We have not purchased insurance on our accounts receivable balances. Large uncollectible accounts receivable balances could have a material adverse effect on our financial condition.

We rely heavily upon the talents of our Chief Executive Officer and our President of the Ross Optical Division, the loss of whom could damage our business.

Our performance depends, to a large extent, on a small number of key scientific, technical, managerial and manufacturing personnel. In particular, we believe our success is highly dependent upon the services and reputation of our Chief Executive Officer, Dr. Joseph N. Forkey and our President of the Ross Optical division, Mr. Divaker Mangadu. The loss of Dr. Forkey’s services could damage our business. Dr. Forkey provides highly valuable contributions to our capabilities in optical instrument development, in management of new technology and in potentially significant longer-term Company initiatives. The loss of Mr. Mangadu could damage the operations of the Ross Optical division as Mr. Mangadu provides highly valuable contributions to the effective operation of Ross including its sales, customer and vendor relationships, production activities and overall administration. We do not carry key-man life insurance on Dr. Forkey or Mr. Mangadu.

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

We resell products we purchase from third parties and our customers could decide to use another vendor for to acquire those products.

Our new division Ross Optical which we acquired effective June 1, 2019 primarily acquires specialized optical components and assemblies from third parties pursuant to specifications provided from its customers, inspects and sometimes further processes those products before reselling them to its customers. Because Ross Optical does not manufacture the optical components and assemblies or owns the intellectual property rights to the products its customers could choose to obtain those products and services from other sources or could apply pressure to Ross Optical to lower its prices resulting in reduced future gross margins and operating results.

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

Like any manufacturer, we are and always have been exposed to liability claims resulting from the use of products we assist in developing, manufacture and supply to our customers. Additionally, the products we supply could be used in conjunction with other products in medical device applications, such as certain endoscope products claimed to be associated with surgical suite contamination resulting from their intended re-use and re-sterilization. We maintain product liability insurance to cover us in the event of liability claims, and as of September 26, 2019, no such claims have been asserted or threatened against us. However, our insurance may not be sufficient to cover all possible future product claims, costs and any resulting liabilities.

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

Ross Optical is subject to tariffs and regulatory scrutiny, and it faces the risk of changes to this regulatory environment and business in the future.

Ross Optical is ISO and ITAR registered and currently imports, exports, and manufactures optical products for the defense industry, some of which are controlled by regulations promulgated by the U.S. Departments of State and Commerce. If Ross Optical fails to comply with the terms of these regulations and registrations, it may lose its ITAR registration or suffer other consequences, such as the withdrawal or suspension of approvals, suspension of imports, exports or production, or the imposition of fines or other penalties.

There is also the risk that new laws or regulations or changes in enforcement practices applicable to the business of Ross Optical could be imposed, which may adversely affect its ability to compete effectively with other institutions that are not affected in the same way or which may impact its supplier and customers. In addition, regulation imposed on market participants generally, such as the proposed China tariff increases announced by President Trump could negatively affect the overall profitability of Ross Optical’s international business.

These developments could impact Ross Optical’s profitability, or even make it uneconomical for Ross Optical to continue to conduct all or certain of its business, or could cause Ross Optical to incur significant costs associated with adjusting its business to these changes.

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

As of June 30, 2019, there were 1,819,500 shares of our common stock issuable upon exercise of stock options outstanding, at a weighted average exercise price of $0.87 per share. As of June 30, 2019, a total of 655,898 shares of our common stock are reserved for issuance under our 2011 Equity Incentive Plan. Additionally, on July 1, 2019 we issued 760,000 shares of our common stock at $1.25 per share to partially fund the acquisition of Ross Optical effective June 1, 2019, which brought our total common shares outstanding to 12,831,139. Moreover, we expect to issue additional shares and options to purchase shares of our common stock to compensate employees, consultants and directors, and we may issue additional shares to raise capital. Any such issuances will have the effect of further diluting the interest of the holders of our securities.

ITEM 2.	PROPERTIES.

We conduct our domestic operations at three facilities in Gardner, Massachusetts and one facility in El Paso, Texas. We are currently a tenant-at-will, paying rent of $9,000 per month for our main Gardner facility. We rent two other smaller Gardner facilities on a month-to-month basis. Our Ross Optical division rents a facility in El Paso, Texas from an unrelated party pursuant to an operating lease through May 2022 at monthly base rates beginning at $3,392 and increasing to $3,563 per month during the term of the lease.

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

Our Company, on occasion, may become involved in legal matters arising in the ordinary course of our business, which could have a material adverse effect on our business, financial condition or results of operations. We are not currently aware of any pending or threatened litigation against us or our officers and directors in their capacity as such that could have a material impact on our operations or finances.

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

	High	Low
For the Fiscal Year Ended June 30, 2018
First Quarter ended September 30, 2017	$0.60	$0.40
Second Quarter ended December 31, 2017	$0.64	$0.40
Third Quarter ended March 31, 2018	$0.55	$0.41
Fourth Quarter ended June 30, 2018	$0.55	$0.48

For the Fiscal Year Ended June 30, 2019
First Quarter ended September 30, 2018	$1.85	$0.53
Second Quarter ended December 31, 2018	$1.60	$0.80
Third Quarter ended March 31, 2019	$1.84	$1.13
Fourth Quarter ended June 30, 2019	$1.75	$1.07

Holders

As of September 26, 2019, we had approximately 64 holders of record of our common stock. Holders of record include nominees who may hold shares on behalf of multiple owners.

Dividends

We have not declared any dividends during the last two fiscal years. At present, we intend to retain our earnings, if any, to finance research and development and the expansion of our business.

Recent Sales of Unregistered Securities

Other than as previously disclosed in our quarterly reports on Form 10-Q or current reports on Form 8-K, we did not issue any additional shares of our common stock since March 31, 2019.

Securities Authorized for Issuance under Equity Compensation Plans

The following table summarizes information about our equity compensation plans as of June 30, 2019.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	117,398	$0.55	–
Equity compensation plans not approved by security holders	1,702,102	$0.89	655,898
Total	1,819,500	$0.87	655,898

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

On May 1, 2019, the Board of Directors approved an amendment to the 2011 Equity Incentive Plan to update the Plan for the latest changes to the tax laws and increase the maximum number of shares of our common stock that may be awarded under the Plan from 1,825,000 to 2,825,000, an increase of 1,000,000 shares. In connection therewith, on September 6, 2019, we filed a registration statement on Form S-8 to register the 1,000,000 shares of common stock.

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

Effective June 1, 2019 we acquired the operating assets of Ross Optical Industries, Inc. of El Paso, Texas, which we began operating as a division of our Company beginning on that date. The accompanying financial statements include the results of operations of the Ross Optical division for June 2019 and the assets and liabilities of the division as of June 30, 2019. The acquisition of the assets of Ross Optical Industries effective June 1, 2019 expands our optics components and assemblies business. All products supplied by Ross Optical include a custom or catalog optic, which is sourced through Ross Optical’s extensive domestic and worldwide network of optical fabrication companies. Most systems make use of optical lenses, prisms, mirrors and windows and range from individual optical components to complex opto-mechanical assemblies. Products often include thin film optical coatings that are applied using the in-house coating department. Approximately 80% or more of Ross Optical revenues are to customers in the United States with the balance principally to Canada and Western Europe. Ross Optical’s sales are mostly resale of specialized optical components with the remainder being assemblies. Ross Optical does not perform revenue generating engineering services or internal research and development. The majority of Ross Optical sales are for industrial applications with the remainder split between military and medical device products.

The Management Discussion and Analysis which follows is based on the financial condition and results of operations of our Company including the operating results for the month of June 2019 and the balance sheet as of June 30, 2019 of our new division Ross Optical.

Our business is the design and manufacture of high-quality medical devices. Approximately 8% of our revenue in fiscal year 2019 is from the design, manufacture and resale of optical products for military and defense and 13% for other industrial, non-medical products. Our medical instrumentation line and unique design and manufacturing capabilities include traditional endoscopes and endocouplers as well as other custom imaging and illumination products for use in minimally invasive surgical procedures. We design and manufacture 3D endoscopes and very small Microprecision™ lenses, assemblies and complete medical devices to meet the surgical community’s continuing demand for smaller, disposable, and more enhanced imaging systems for minimally invasive surgery.

We are registered to the ISO 9001:2015 and ISO 13485:2016 Quality Standards and comply with the FDA Good Manufacturing Practices and the European Union Medical Device Directive for CE marking of our medical products. Our websites are www.poci.com and www.rossoptical.com. Information contained on our websites does not constitute part of this report.

The markets in which we do business are highly competitive and include both foreign and domestic competitors. Many of our competitors are larger and have substantially greater resources than we do. Furthermore, other domestic or foreign companies, some with greater financial resources than we have, may seek to produce products or services that compete with ours. We routinely outsource specialized production efforts as required to obtain the most cost effective production. Over the years and through the acquisition of the Ross Optical division in June 2019, we have achieved extensive experience collaborating with other optical specialists worldwide.

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

The Ross Optical division sales are primarily optical components and assemblies for industrial applications in addition to medical and military uses. By combining the unique capabilities of our Company with the Ross Optical division we believe there are opportunities for expanded sales of each division’s products and services throughout the combined customer base. For example, we believe that our extensive engineering and design services may benefit Ross’ customer base and that Ross’ expanded worldwide vendor relationships may benefit our traditional efforts to source materials at competitive prices for our development projects and manufacturing activities.

During the fiscal year ended June 30, 2019, approximately 41% of our sales were made to three customers. No other customers made up more than 10% of consolidated sales during the period, and we expect this percentage to decrease as sales include the Ross division for the entirety of future periods presented. Of these three companies, one is a large, international, medical device company who has been our customer for many years and currently purchases a spine surgery product we helped to develop over seven years ago. Another is a large international medical device company as well acquiring an ENT product we assisted in developing that incorporates our unique, proprietary Microprecision™ lens technology. And the third is also a medical device company purchasing from us another medical device product we helped to design for a cardiovascular application and based on our Microprecision™ lens technology and optical visualization system expertise.

Current sales and marketing activities are intended to broaden awareness of the benefits of our new technology platforms and our successful application of these new technologies to medical device projects requiring surgery-grade visualization from sub-millimeter sized devices and 3D endoscopy, including disposable products and assemblies. We market directly to established medical device companies primarily in the United States that we believe could benefit from our advanced endoscopy visualization systems. Through this direct marketing, referrals, attendance at trade shows and a presence in online professional association websites, we have expanded our on-going pipeline of projects to significant medical device companies as well as well-funded emerging technology companies. We expect our customer pipeline to continue to expand as development projects transition to production orders and new customer projects enter the development phase. We believe there are opportunities to expand the reach of sales activities of our business and that of our new division, Ross Optical. This may be accomplished through the gradual integration of some of the sales and marketing resources of the two operations.

Critical Accounting Policies and Estimates

Our critical accounting policies are included in the Notes to our Financial Statements contained in this Annual Report on Form 10-K.

Results of Operations for the Fiscal Year Ended June 30, 2019 as Compared to the Fiscal Year Ended June 30, 2018

Total revenues for fiscal year 2019 were $6,804,169, an increase of $2,766,121, or 68.5%, from revenues for fiscal year 2018 of $4,038,048. Included in fiscal year 2019 revenues is $656,232 from the Ross Optical division in June 2019. During the fiscal year ended June 30, 2019 revenues increased in the production category by 99.3% and increased in the engineering services category by 2.3%. In addition to the inclusion of June 2019 Ross Optical revenues, production revenues increased primarily due to the ramp up of production level orders from two medical device products that have transitioned from engineering to production, and a resurgence of orders from a long-standing customer for a traditional spine visualization product line.

The 2.3% increase in engineering revenues during the fiscal year 2019 is considered to be the result of normal engineering project fluctuations. As in prior periods, engineering revenues in fiscal year 2019 are represented by decreased revenues from certain customer projects transitioning through development phases and increased by the addition of new projects or the timing of phases and acceleration and advancement of those projects. The number of engineering projects we worked on in fiscal year 2019 was less than the number of engineering projects worked on in fiscal year 2018. The engineering projects range in type including CMOS, Microprecision™, 3D and robotic visualization and illumination systems. We believe the quality of the engineering projects continues to provide the opportunity for production purchase orders from these customers as the products advance to clinical evaluation and commercialization.

Revenues from our largest customers, as a percentage of total revenues, were as follows:

	Year Ended June, 30
	2019	2018
Customer A	8%	16%
Customer B	6%	14%
Customer C	18%	8%
Customer D	13%	5%
Customer E	11%	4%
All Others	44%	53%
	100%	100%

No other customer accounted for more than 10% of our revenues in fiscal years 2019 and 2018.

Gross profit for fiscal year 2019 of $2,122,478, reflected an increase of $640,560, or 43.2%, as compared to gross profit for fiscal year 2018 of $1,481,918. Gross profit, as a percentage of revenues for fiscal year 2019, was 31.2% as compared to gross profit, as a percentage of revenues for fiscal year 2018, of 36.7%. The increase in gross margin dollars in fiscal year 2019 was due primarily to increased sales revenue compared to fiscal 2018, and the decrease in gross margin percentage realized in fiscal year 2019 resulted from production ramp-up costs and inefficiencies and cost over-runs on a large engineering project. Periodic gross profit and gross profit percentage depend on a number of factors, including overall sales volume, facility utilization, product sales mix, the costs of engineering services, and production start up costs and process development in connection with custom products entering the production phase, and therefore fluctuations in gross profit as a percentage of sales is expected.

We believe we have gained experience in developing and manufacturing products based on the new Microprecision™ and CMOS technologies and we have become more efficient in estimating and executing engineering service contracts and manufacturing activities. As a result of the care taken to manage our custom development projects, we experienced successful transitions from engineering to production in all three significant projects currently contributing to our revenue growth. However, two projects in particular have caused our margins to decline during fiscal year 2019. One is a production product constituting 14% of fiscal 2019 sales, which resulted in 2.9% lower margins in fiscal year 2019 due to customer design issues we are helping to correct. Additionally, we have experienced cost over-runs on an engineering project constituting 10% of fiscal 2019 sales, which resulted in 5.0% lower margins in fiscal year 2019. In both of these cases we believe the inefficiencies are temporary and solutions are being reached that will allow these projects to achieve targeted margins.

Research and development expenses were $505,300 for fiscal year 2019 as compared to $456,377 for fiscal year 2018. The increase of $48,923, or 10.7%, in fiscal year 2019 compared to fiscal year 2018 was due primarily to engineering personnel added during the year and an increase in internal engineering related development projects that we believe will enhance our technology platform of capabilities and our overall competitiveness in providing unique optical and illumination solutions for medical device endoscopes.

Selling, general and administrative expenses increased by $727,450, or 52.9%, to $2,101,610 for fiscal year 2019 as compared to $1,374,160 for fiscal year 2018. The increase in SG&A expenses in fiscal year 2019 includes $140,635 relating to the Ross Optical division incurred in June 2019, in addition to an increase in stock based compensation of $413,446. The remainder of the increase in fiscal 2019 resulted from increased compensation to existing and newly hired personnel, sales commissions, director and legal fees, advertising and international freight. These increases were partially offset by a decrease in bad debt expense and investor relations firm expenses in fiscal year 2019

Business acquisition expenses were $128,111 in fiscal year 2019 and represent direct costs relating to the acquisition of the Ross Optical division such as audit and legal fees and travel costs.

The income tax provisions in fiscal years 2019 and 2018 represent the minimum statutory state income tax liability.

Liquidity and Capital Resources

We have sustained recurring net losses for several years. During the year ended June 30, 2019 we incurred a net loss of $614,871 and used cash in operating activities of $1,031,693. However, as a result of a sale of 760,000 shares of our common stock and the purchase of the operating assets of the Ross Optical division recorded in our financial statements at June 30, 2019, our cash and cash equivalents were $2,288,426, accounts receivable were $2,165,107, and current liabilities were $3,611,312, including $450,192 of advances paid against open purchase orders by our customers and a current liability of $1,443,341 owed and paid in July 2019 for the purchase of the Ross Optical division.

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

We believe our increased levels of sales will continue and that the addition of the Ross Optical division will enhance our financial performance such that our existing financial condition and the prospect of increased sales from the opportunities our current products offer will be sufficient to fund our operations on a profitable basis. However, if we are not able to achieve sustained breakeven and profitable results using our existing financial resources, we would be required to pursue additional financing that may not be available at acceptable terms or may cause dilution to our existing shareholders.

Capital equipment expenditures during fiscal year 2019 and fiscal year 2018 were $140,038 and $4,448, respectively. Patent application expenditures during fiscal year 2019 and fiscal year 2018 were $6,812 and $17,189, respectively. Future capital equipment and patent expenditures will be dependent upon future sales and success of on-going research and development efforts.

Contractual cash commitments for the fiscal years subsequent to June 30, 2019 are summarized as follows:

	Fiscal 2020	Thereafter	Total
Capital lease for equipment, including interest	$10,250	$5,126	$15,376
Minimum operating lease payments - Ross Optical division	$40,784	$80,999	$121,783

We have contractual cash commitments related to open purchase orders as of June 30, 2019 of approximately $1,334,606.

Material Trends and Uncertainties

We currently have no material trends or uncertainties that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

Precision Optics Corporation, Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Precision Optics Corporation, Inc. as of June 30, 2019 and 2018 and the related consolidated statements of operations, changes in stockholder’s equity, cash flows, for each of the two years in the period ended June 30, 2019 and the related notes (collectively referred to as “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2019 and 2018 and the results of its operations and its cash flows for the periods then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Stowe & Degon LLC

Westborough, Massachusetts

September 26, 2019

We have served as the Company’s auditors since 2008.

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

Consolidated Balance Sheets at June 30, 2019 and 2018

	2019	2018
ASSETS
Current Assets:
Cash and cash equivalents	$2,288,426	$402,738
Accounts receivable (net of allowance for doubtful accounts of $246,953 at June 30, 2019 and $232,500 at June 30, 2018)	2,165,107	796,923
Inventories	1,734,604	1,144,068
Prepaid expenses	180,336	70,991
Total current assets	6,368,473	2,414,720

Fixed Assets:
Machinery and equipment	2,748,715	2,511,638
Leasehold improvements	668,446	553,596
Furniture and fixtures	168,450	148,303
	3,585,611	3,213,537
Less—Accumulated depreciation and amortization	3,202,605	3,164,051
Net fixed assets	383,006	49,486

Patents, net	54,087	47,275
Goodwill	687,664	–

TOTAL ASSETS	$7,493,230	$2,511,481

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of capital lease obligation	$9,572	$8,962
Accounts payable	1,174,263	703,538
Customer advances	450,192	857,842
Accrued compensation and other	533,944	362,502
Amount due for business acquisition	1,443,341	–
Total current liabilities	3,611,312	1,932,844

Capital lease obligation, net of current portion	5,027	14,601
Acquisition earn out liability	500,000	–

Stockholders’ Equity:
Common stock, $0.01 par value: 50,000,000 shares authorized; issued and outstanding – 12,071,139 shares at June 30, 2019 and 10,197,139 shares at June 30, 2018	120,712	101,972
Additional paid-in capital	48,893,172	45,484,186
Accumulated deficit	(45,636,993)	(45,022,122)
Total stockholders’ equity	3,376,891	564,036

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,493,230	$2,511,481

The accompanying notes are an integral part of these consolidated financial statements.

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

for the Years Ended June 30, 2019 and 2018

	2019	2018

Revenues	$6,804,169	$4,038,048
Cost of goods sold	4,681,691	2,556,130

Gross profit	2,122,478	1,481,918

Research and development expenses, net	505,300	456,377
Selling, general and administrative expenses	2,101,610	1,374,160
Business acquisition expenses	128,111	–
Total operating expenses	2,735,021	1,830,537

Operating loss	(612,543)	(348,619)

Interest expense	(1,416)	(1,859)

Loss before provision for income taxes	(613,959)	(350,478)

Provision for income taxes	912	912

Net loss	$(614,871)	$(351,390)

Loss per share:
Basic and fully diluted	$(0.05)	$(0.04)

Weighted average common shares outstanding:
Basic and fully diluted	11,486,079	9,826,151

The accompanying notes are an integral part of these consolidated financial statements.

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

for the Years Ended June 30, 2019 and 2018

	Number of Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity

Balance, July 1, 2017	8,872,916	$88,729	$45,140,383	$(44,670,732)	$558,380
Proceeds from private placement of common stock, net of issuance costs of $2,963	555,556	5,556	241,482	–	247,038
Proceeds from exercise of stock purchase warrants	666,667	6,667	–	–	6,667
Issuance of common stock for consulting services	102,000	1,020	49,980	–	51,000
Stock-based compensation	–	–	52,341	–	52,341
Net loss	–	–	–	(351,390)	(351,390)
Balance, June 30, 2018	10,197,139	$101,972	$45,484,186	$(45,022,122)	$564,036

Proceeds from private placement of common stock, net of issuance costs of $12,250	1,600,000	16,000	1,971,750	–	1,987,750
Proceeds from exercise of stock options	74,000	740	53,160	–	53,900
Issuance of common stock for services	200,000	2,000	208,000	–	210,000
Proceeds from private placement of common stock subscribed, net of estimated issuance costs of $12,250	–	–	912,750	–	912,750
Stock-based compensation	–	–	263,326	–	263,326
Net loss	–	–	–	(614,871)	(614,871)
Balance, June 30, 2019	12,071,139	$120,712	$48,893,172	$(45,636,993)	$3,376,891

The accompanying notes are an integral part of these consolidated financial statements.

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows for the

Years Ended June 30, 2019 and 2018

	2019	2018
Cash Flows from Operating Activities:
Net loss	$(614,871)	$(351,390)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities-
Depreciation and amortization	38,554	27,216
Provision for doubtful accounts receivable	8,083	227,500
Stock-based compensation expense	473,326	52,341
Non-cash consulting expense	–	2,400
Changes in operating assets and liabilities, net of effects of business acquisition-
Accounts receivable	(723,369)	(555,875)
Inventories	137,510	(88,621)
Prepaid expenses	(106,456)	(15,006)
Accounts payable	69,365	48,580
Customer advances	(432,000)	677,705
Accrued compensation and other	118,165	75,807
Net cash provided by (used in) operating activities	(1,031,693)	100,657

Cash Flows from Investing Activities:
Cash acquired in business acquisition, net of $56,659 paid at year end	106,545	–
Additional patent costs	(6,812)	(17,189)
Purchases of fixed assets	(140,038)	(4,448)
Net cash used in investing activities	(40,305)	(21,637)

Cash Flows from Financing Activities:
Payment of capital lease obligation	(8,964)	(8,392)
Gross proceeds from private placements of common stock	2,925,000	210,001
Gross proceeds from exercise of stock options and warrants	53,900	6,667
Private placement expenses paid	(12,250)	(2,963)
Net cash provided by financing activities	2,957,686	205,313

Net increase in cash and cash equivalents	1,885,688	284,333
Cash and cash equivalents, beginning of year	402,738	118,405

Cash and cash equivalents, end of year	$2,288,426	$402,738

Supplemental disclosure of cash flow information:
Cash paid during the year for income taxes	$912	$912

Supplemental disclosure of non-cash financing activities:
Issuance of common stock for services	$210,000	$51,000
Private placement expenses incurred but not yet paid	$12,250	$–
Issuance of common stock in settlement of accounts payable	$–	$40,000

The accompanying notes are an integral part of these consolidated financial statements.

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(1)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	Nature of Business

Precision Optics Corporation, Inc. (the “Company”) designs, develops, manufactures and sells specialized optical and illumination systems and related components. The Company conducts business in one industry segment only and its customers are primarily domestic. The Company performs advanced optical and illumination system design, development, assembly and manufacturing services, and sources for resale specialized optical components for products that fall into two principal areas: (i) medical products for use by hospitals and physicians; and (ii) products used by military and industrial customers.

(b)	Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its two wholly-owned subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation.

Certain balance sheet items in the prior period financial statements have been reclassified to conform to the presentation of the current period financial statements. This reclassification had no effect on the previously reported net loss.

(c)	Revenues

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

The Company disaggregates revenues by product and service types as it believes it best depicts how the nature, amount, timing and uncertainty of revenues and cash flows are affected by economic factors. Revenues are comprised of the following for the fiscal years ended June 30, 2019 and 2018:

	2019	2018
Engineering Design Services	$1,313,543	$1,283,534
Optical Components	1,821,889	1,226,190
Medical Device Products and Assemblies	3,668,737	1,528,324
Total Revenues	$6,804,169	$4,038,048

Contract Assets and Liabilities

The nature of the Company’s products and services does not generally give rise to contract assets as it typically does not incur costs to fulfill a contract before a product or service is provided to a customer. The Company’s costs to obtain contracts are typically in the form of sales commissions paid to employees. The Company has elected to expense sales commissions associated with obtaining a contract as incurred as the amortization period is generally less than one year. These costs have been recorded in selling, general and administrative expenses. As of June 30, 2019, there were no contract assets recorded in the Company’s Consolidated Balance Sheets.

The Company’s contract liabilities arise as a result of unearned revenue received from customers at inception of contracts or where the timing of billing for services precedes satisfaction of the Company’s performance obligations. The Company generally satisfies performance obligations within one year from the contract inception date. As of July 1, 2018, contract liabilities were $857,842, which were recorded as customer advances in the Company’s Consolidated Balance Sheets, of which $768,408 was recognized in sales during the fiscal year ended June 30, 2019. As of June 30, 2019, contract liabilities recorded as customer advances were $450,192.

(d)	Cash and Cash Equivalents

The Company includes in cash equivalents all highly liquid investments with original maturities of three months or less at the time of acquisition. Cash and cash equivalents of $2,288,426 and $402,738 at June 30, 2019 and 2018, respectively, consist primarily of cash at banks and money market funds. The Company maintains its cash and cash equivalents in bank deposit accounts that, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on its cash and cash equivalents.

(e)	Inventories

Inventories are stated at the lower of cost (first-in, first-out) and net realizable value and include material, labor and manufacturing overhead. The components of inventories at June 30, 2019 and 2018 are as follows:

	2019	2018
Raw material	$578,856	$500,908
Work-in-progress	409,019	434,536
Finished goods	746,729	208,624
	$1,734,604	$1,144,068

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

Depreciation and amortization expense was $38,554 and $27,216 for the years ended June 30, 2019 and 2018, respectively.

(g)	Significant Customers and Concentration of Credit Risk

Financial instruments that subject the Company to credit risk consist primarily of cash equivalents and trade accounts receivable. The Company places its investments with highly rated financial institutions. The Company has not experienced any losses on these investments to date. At June 30, 2019, the Company’s largest customer account receivable balance was 12% of total accounts receivable. At June 30, 2018, receivables from the Company’s four largest customer account receivable balances were 22%, 16%, 13%, and 13%, respectively, of total accounts receivable. No other customer accounted for more than 10% of the Company’s receivables as of June 30, 2019 and 2018.

The allowance for doubtful accounts receivable was increased to $246,953 at June 30, 2019 from $232,500 at June 30, 2018 in order to specifically reserve for various accounts receivable balances generated in the Ross Optical division. $227,500 of the reserve was established in fiscal 2018 relating to one specific customer. Other than these doubtful accounts receivable, the Company has not experienced any material losses related to accounts receivable from individual customers. The Company generally does not require collateral or other security as a condition of sale, rather it relies on credit approval, balance limitation and monitoring procedures to control credit risk in trade account financial instruments. Management believes the allowance for doubtful accounts, which is established based upon review of specific account balances and historical experience, is adequate at June 30, 2019.

Revenues from the Company’s largest customers, as a percentage of total revenues, were as follows:

	2019	2018
Customer A	8%	16%
Customer B	6%	14%
Customer C	18%	8%
Customer D	13%	5%
Customer E	11%	4%
All Others	44%	53%
	100%	100%

No other customer accounted for more than 10% of the Company’s revenues in fiscal years 2019 and 2018.

(h)	Loss per Share

Basic income (loss) per share is computed by dividing net income or net loss by the weighted average number of shares of common stock outstanding during the period. Diluted income (loss) per share is computed by dividing net income or net loss by the weighted average number of shares of common stock outstanding during the period, plus the number of potentially dilutive securities outstanding during the period such as stock options and warrants. For the year ended June 30, 2019 and 2018, the effect of such securities was antidilutive and not included in the diluted calculation because of the net loss generated in those periods.

The following is the calculation of loss per share for the years ended June 30, 2019 and 2018:

	Year Ended June 30
	2019	2018
Net Loss– Basic and Diluted	$(614,871)	$(351,390)

Basic Weighted Average Shares Outstanding	11,486,079	9,826,151
Potentially Dilutive Securities	–	–
Diluted Weighted Average Shares Outstanding	11,486,079	9,826,151

Loss Per Share
Basic	$(0.05)	$(0.04)
Diluted	$(0.05)	$(0.04)

The number of shares issuable upon the exercise of outstanding stock options and warrants that were excluded from the computation as their effect was antidilutive was approximately 1,819,500 and 4,530,513 for the years ended June 30, 2019 and 2018, respectively.

(i)	Stock-Based Compensation

The measurement and recognition of compensation costs for all stock-based awards made to employees and the Board of Directors are based upon fair value over the requisite service period for awards expected to vest. The Company estimates the fair value of share-based awards on the date of grant using the Black-Scholes option-pricing model. Stock-based compensation costs recognized for the years ended June 30, 2019 and 2018 amounted to $473,326 and $52,341, respectively.

(j)	Goodwill and Patents

Long-lived assets such as goodwill and patents are capitalized when acquired and reviewed for impairment whenever events or changes in circumstances indicate that the book value of the asset may not be recoverable. Impairment of the carrying value of long-lived assets such as goodwill and patents would be indicated if the best estimate of future undiscounted cash flows expected to be generated by the asset grouping is less than its carrying value. If an impairment is indicated, any loss is measured as the difference between estimated fair value and carrying value and is recognized in operating income or loss. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. No such impairments of goodwill or patents have been estimated by management during the years ended June 30, 2019 or 2018.

(k)	Fair Value of Financial Instruments

Financial instruments consist principally of cash and cash equivalents, accounts receivable and accounts payable. The estimated fair value of these financial instruments approximates their carrying value due to their short-term nature.

(l)	Warranty Costs

The Company does not incur future performance obligations in the normal course of business other than providing a standard one-year warranty on materials and workmanship to its customers (except in certain unusual and infrequently occurring situations where extended warranty terms beyond one year are negotiated with the customer). The Company provides for estimated warranty costs at the time product revenue is recognized. Warranty costs have been included as a component of cost of goods sold in the accompanying consolidated statements of operations. The following tables summarize warranty reserve activity for the years ended June 30, 2019 and 2018:

	2019	2018
Balance at beginning of period	$25,000	$25,000
Provision for warranty claims	5,791	6,109
Warranty claims incurred	(5,791)	(6,109)
Balance at end of period	$25,000	$25,000

(m)	Research and Development

Research and development expenses are charged to operations as incurred. The Company groups development and prototype costs and related reimbursements in research and development. There were no reimbursements for research and development recorded in research and development for the years ended June 30, 2019 and 2018.

(n)	Comprehensive Income

Comprehensive income or loss is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owners sources. The Company’s comprehensive loss or income for the years ended June 30, 2019 and 2018 was equal to its net loss for the same periods.

(o)	Income Taxes

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

(p)	Segment Reporting

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

(q)	Use of Estimates

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

(r)	Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This guidance establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the statement of operations and comprehensive income. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company is currently assessing the potential impact of this ASU on its consolidated financial statements and footnote disclosures and intends to implement it in the first interim period following the year ended June 30, 2019.

(2)	BUSINESS ACQUISITION

On July 1, 2019 the Company acquired the operating assets of Ross Optical Industries, Inc. of El Paso, Texas, a supplier of custom and catalogue optical components sourced through an extensive network of worldwide specialized vendors and sold for industrial, military and medical applications. The acquisition had an effective date of June 1, 2019, and a purchase price of up to $2,000,000. Pursuant to the agreement $1,500,000 was owed at closing subject to certain holdback terms, of which $1,443,341 remained owed and is recorded as a current liability in the accompanying balance sheet at June 30, 2019. The Company agreed to pay the remaining $500,000 as an earn-out contingent upon the satisfaction of certain financial thresholds consisting of mutually agreed upon revenue and gross margin targets of the Ross Optical division over a term of three years, beginning on July 1, 2019 at a rate of up to $166,666 per year. The $500,000 earn out obligation is recorded as a long-term liability in the accompanying balance sheet at June 30, 2019.

To partially fund the acquisition the Company raised gross proceeds of $950,000 on July 1, 2019 through the sale of 760,000 shares of its common stock. See Note 4(f).

(a)	Purchase Price Allocation and Goodwill

The allocation of purchase price is preliminary and subject to change based on future payments made for the earn-out contingent liability. Any unearned portions of the earn-out liability will be recognized in earnings. The acquired assets, contingent consideration and assumed liabilities at the effective date of acquisition include the following:

At Acquisition Effective Date June 1, 2019	Amount
Cash and cash equivalents	$163,204
Trade accounts receivable, net	652,898
Inventories	728,046
Other current assets	2,889
Fixed assets	232,036
Total Assets Acquired	1,779,073
Accounts payable	401,360
Customer advances	24,350
Accrued compensation and other	41,027
Total Liabilities Assumed	466,737
Net assets acquired	1,312,336
Goodwill	687,664
Total Purchase Price-Initial and Contingent Consideration	$2,000,000

(b)	Consolidated Pro Forma Results

Consolidated unaudited pro forma results of operations for the Company are presented below assuming that the acquisition of the Ross Optical division has occurred on July 1, 2017. Pro forma operating results include net adjustments resulting from the acquisition transaction and reducing operating expenses by $447,722 and $364,149 during the years ended June 30, 2019 and 2018, respectively.

	2019	2018
Revenues	$10,539,623	$7,932,325
Net Income	$121,946	$472,317
Earnings per Share
Basic	$0.01	$0.05
Fully Diluted	$0.01	$0.05

Pro forma financial information is not necessarily indicative of the Company’s actual results of operations if the acquisition had been completed at the date indicated, nor is it necessarily an indication of future operating results. Amounts do not include any operating efficiencies or cost saving that the Company believes are achievable.

(3)	COMMITMENTS

(a)	Related Party Transactions

Transactions with Officers and Directors

Warrants to purchase 666,667 shares of the Company’s common stock were issued in conjunction with the sale the Company’s common stock in November, 2016. All 666,667 warrants were exercised in October 2017, by payment to the Company of $0.01 per share or an aggregate purchase price of $6,667. Pursuant to the above transaction, the Company’s Chairman of the Board Mr. Woodward, as principal of MHW Partners, L.P., purchased 156,667 units at an aggregate purchase price of $94,000 in November 2016 and exercised warrants at 0.01 per share for an additional 78,333 shares in October 2017.

In March 2019 the Company’s board of directors approved the payment of $10,000 per quarter to the Company’s Chairman of the Board for the performance of services to the Company beginning retroactively for the quarter ended December 31, 2018. The agreement has no maturity date and $20,000 was paid prior to June 30, 2019 and $10,000 is included in accounts payable at June 30, 2019.

Transactions with Stockholders Known by the Company to Own 5% or More of the Company’s Common Stock

In October 2017 Dolphin Offshore Partners L.P. and Hershey Strategic Capital, L.P. exercised warrants pursuant to the November 2016 placement described above for 458,334 and 62,500 shares, respectively, at aggregate purchase prices of $4,583 and $625, respectively. At the time of these transactions, both Dolphin Offshore Partners L.P. and Hershey Strategic Capital, L.P. were beneficial owners of more than 5% of outstanding common stock.

At June 30, 2019 the Company had received payments for common stock subscriptions totaling $925,000 at $1.25 per share. On July 1, 2019 the Company received an additional $25,000 and closed the placement on that date by issuing 760,000 unregistered common shares. The placement proceeds were used to partially fund the business acquisition of the Ross Optical division. In conjunction with the placement, the Company also entered into a registration rights agreement with the investors requiring submission of a registration statement with the Securities and Exchange Commission within ninety days of the placement. Ms. Sandra Pessin acquired 200,000 shares in this placement for $250,000 or $1.25 per share, and at that time Ms. Pessin was owner of more than 5% of the Company’s outstanding common stock.

(b)	Capital Lease Obligation

The Company entered into a five-year capital lease obligation in January 2016 for the acquisition of manufacturing equipment with payments totaling $51,252. At June 30, 2019, future minimum lease payments under the capital lease obligation are as follows:

Fiscal Year Ending June 30:	Amount
2020	$10,250
2021	5,126
Total minimum payments	15,376
Less: amount representing interest	777
Present value of minimum lease payments	14,599
Less: current portion	9,572
$5,027

The net book value of assets held under capital leases is $13,192 at June 30, 2019.

(c)	Operating Lease Commitments

The Company’s operating leases for its Gardner, Massachusetts office and production space and equipment expired at various dates during fiscal year 2017 and the Company is continuing those rents on a month to month tenant at will basis. Rent expense on operating leases, excluding the related party rent described above, was $58,228 and $58,100 for the years ended June 30, 2019 and 2018, respectively.

The Ross Optical division rents a single facility in El Paso, Texas from an unrelated party pursuant to an operating lease with the following non-cancellable minimum lease payments through May 2022.

Fiscal Year Ending June 30:	Amount
2020	$40,784
2021	41,803
2022	39,196
Total minimum payments	$121,783

In addition to the minimum lease payments, the Company also pays operating costs associated with the El Paso lease. Total rent expense for the month of June 2019 since the acquisition of the Ross Optical division and included in the accompanying statement of operations was $4,976.

(4)	STOCKHOLDERS’ EQUITY

(a)	Stock Options

The following table summarizes stock-based compensation expense for the years ended June 30:

	2019	2018
Cost of Goods Sold	$11,233	$8,669
Research and Development Expenses	20,398	15,423
Selling, General and Administrative Expenses	231,695	28,249
Stock Based Compensation Expense	$263,326	$52,341

(b) Common Stock Award

On August 2, 2018, the Company awarded its Chief Executive Officer 300,000 shares of common stock for services performed through June 30, 2018. As of June 30, 2019, 200,000 shares have been issued. The fair market value of the 300,000 shares on the award date equal to $210,000 has been recorded as general and administrative stock-based compensation expense in the quarter ended September 30, 2018.

No compensation has been capitalized because such amounts would have been immaterial. There was no net income tax benefit recognized related to such compensation for the years ended June 30, 2019 or 2018, as the Company is currently in a loss position. There were 831,000 stock options granted during the year ended June 30, 2019 and 40,000 stock options granted during the year ended June 30, 2018.

As of June 30, 2019, the unrecognized compensation costs related to options vesting in the future is $200,578. The Company uses the Black-Scholes option-pricing model as the most appropriate method for determining the estimated fair value for the stock awards. The Black-Scholes method of valuation requires several assumptions: (1) the expected term of the stock award; (2) the expected future stock volatility over the expected term; and (3) risk-free interest rate. The expected term represents the expected period of time the Company believes the options will be outstanding based on historical information. Estimates of expected future stock price volatility are based on the historic volatility of the Company’s common stock and the risk-free interest rate is based on the U.S. Zero-Bond rate. The Company utilizes a forfeiture rate based on an analysis of the Company’s actual experience. The fair value of options at date of grant was estimated with the following assumptions for options granted in fiscal year 2019:

Year Ended
June 30, 2019
Assumptions:
Option life	5.3 years
Risk-free interest rate	3.0%
Stock volatility	133%
Dividend yield	0
Weighted average fair value of grants	$0.70

Stock Option and Other Compensation Plans:

The type of share-based payments currently utilized by the Company is stock options.

The Company has various stock option and other compensation plans for directors, officers and employees. The Company has the following stock option plans outstanding as of June 30, 2019: The Precision Optics Corporation, Inc. 2011 Equity Incentive Plan (the “2011 Plan”) and the Precision Optics Corporation, Inc. 2006 Equity Incentive Plan (the “2006 Plan”). Vesting periods under the 2011 Plan and the 2006 Plan are at the discretion of the Board of Directors and typically average three and in some instances are subject to future performance criteria. Options under these Plans are granted at fair market value on the date of grant and typically have a term of ten years from the date of grant.

The 2011 Plan provides eligible participants (certain employees, directors, consultants, etc.) the opportunity to receive a broad variety of equity based and cash awards. Options granted vest and are exercisable for periods determined by the Board of Directors, not to exceed 10 years from the date of grant. On April 16, 2015, the Board of Directors approved an amendment to the 2011 Equity Incentive Plan which increased the maximum number of shares of the Company’s common stock that may be awarded under the Plan from 325,000 to 1,825,000, an increase of 1,500,000 shares. In connection therewith, on April 20, 2015, the Company filed a registration statement on Form S-8 to register the 1,500,000 shares of the Company’s common stock. On May 1, 2019, the Board of Directors approved an amendment to the 2011 Equity Incentive Plan which increased the maximum number of shares of our common stock that may be awarded under the Plan from 1,825,000 to 2,825,000, an increase of 1,000,000 shares. At June 30, 2019, a total of 1,702,102 stock options are outstanding and 655,898 shares of common stock were available for future grants under the 2011 Plan.

The 2006 Plan provides eligible participants (certain employees, directors, consultants, etc.) the opportunity to receive a broad variety of equity based and cash awards. Options granted vest and are exercisable for periods determined by the Board of Directors, not to exceed 10 years from the date of grant. At June 30, 2019, a total of 117,398 stock options are outstanding, and no shares of common stock are available for future grants under the 2006 Plan.

The following tables summarize stock option activity for the years ended June 30, 2019 and 2018:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Life
Outstanding at July 1, 2017	1,078,400	$0.78	7.01 years
Grants	40,000	$0.61
Cancellations	(62,700)	$0.99
Outstanding at June 30, 2018	1,055,700	$0.76	6.13 years
Grants	831,000	$0.99
Exercised	(64,500)	$0.75
Cancellations	(2,700)	$0.86
Outstanding at June 30, 2019	1,819,500	$0.87	7.05 years

Information related to the stock options outstanding as of June 30, 2019 is as follows:

Range of Exercise Prices	Number of Shares	Weighted- Average Remaining Contractual Life (years)	Weighted- Average Exercise Price	Exercisable Number of Shares	Exercisable Weighted- Average Exercise Price
$0.27	40,000	2.04	$0.27	40,000	$0.27
$0.40	15,000	7.83	$0.40	10,000	$0.40
$0.48	60,000	6.75	$0.48	60,000	$0.48
$0.50	100,000	5.98	$0.50	100,000	$0.50
$0.55	46,500	4.60	$0.55	41,500	$0.55
$0.64	25,000	8.37	$0.64	15,000	$0.64
$0.70	100,000	9.10	$0.70	100,000	$0.70
$0.73	801,000	7.29	$0.73	631,500	$0.73
$0.85	6,000	3.51	$0.85	6,000	$0.85
$0.90	6,000	4.51	$0.90	6,000	$0.90
$0.95	30,000	5.03	$0.95	30,000	$0.95
$1.20	207,800	2.67	$1.20	207,800	$1.20
$1.30	381,000	9.89	$1.30	0	$1.30
$1.35	1,200	0.40	$1.35	1,200	$1.35
$0.27–1.35	1,819,500	7.09	$0.87	1,249,000	$0.87

The aggregate intrinsic value of the Company’s “in-the-money” outstanding and exercisable options as of June 30, 2019 was $565,150 and $484,005, respectively.

(c)	Warrants

Warrants for the issuance of 666,667 shares were exercised on or before October 16, 2017, by payment to the Company for the aggregate purchase price of $6,667. There were no warrants for the purchase of the Company’s stock outstanding as of June 30, 2019 or 2018.

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

In connection with the placement, the Company also entered into a registration rights agreement with the investors, pursuant to which the Company filed a registration statement for the 555,556 shares with the Securities and Exchange Commission on November 20, 2017 and which became effective on December 13, 2017.

(e)	Sale of Stock in October 2018

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

(f)	Sale of Stock in July 2019

On July 1, 2019, the Company entered into agreements with accredited investors for the sale and purchase of 760,000 unregistered shares of its common stock, $0.01 par value at a purchase price of $1.25 per share. The Company received $950,000 in gross proceeds from the offering, $925,000 of which was received as of June 30, 2019 and is included in the accompanying statement of stockholders’ equity as common stock subscriptions. The Company used the net proceeds from this placement to partially fund the July 1, 2019 acquisition of the operating assets of Ross Optical Industries, Inc with an effective date of June 1, 2019.

In connection with the placement, the Company also entered into a registration rights agreement with the investors, whereby the Company is obligated to file a registration statement with the Securities Exchange Commission on or before 120 calendar days after July 1, 2019 to register the resale by the investors of 760,000 shares of our common stock purchased in the placement.

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

The provision for income taxes in the accompanying consolidated statements of operations consists of the minimum statutory state income tax liability of $912 for the years ended June 30, 2019 and 2018.

A reconciliation of the federal statutory rate to the Company’s effective tax rate for the fiscal years ended June 30, 2019 and 2018 is as follows:

	2019	2018
Income tax expense (benefit) at federal statutory rate	(21.0)%	(21.0)%
Increase (decrease) in tax resulting from:
State taxes, net of federal benefit	(6.3)%	(6.3)%
Change in valuation allowance	5.0%	20.4%
Stock based compensation	21.0%	4.5%
Nondeductible items	1.1%	2.3%
Effective tax rate	(0.2)%	(0.1)%

The components of deferred tax assets and liabilities at June 30, 2019 and 2018 are approximately as follows:

	2019	2018
Deferred tax assets:
Net operating loss carry forwards	$2,121,000	$2,601,000
Tax credit carry forwards	298,000	377,000
Reserves and accruals not yet deducted for tax purposes	563,000	360,000
Total deferred tax assets	2,982,000	3,338,000
Valuation allowance	(2,982,000)	(3,338,000)
Net deferred tax asset	$–	$–

The Company has provided a valuation allowance to reduce the net deferred tax asset to an amount the Company believes is “more likely than not” to be realized.

At June 30, 2019, the Company had federal and state net operating loss carry forwards of approximately $9,134,000 and $3,196,000, respectively, which will, if not used, expire at various dates beginning in fiscal year 2020. In addition, the Company had net operating loss carry forwards from its Hong Kong operations of approximately $2,252,000, which carry forward indefinitely.

(6)	PROFIT SHARING PLAN

The Company has a defined contribution 401(k) profit sharing plan. Employer profit sharing and matching contributions to the plan are discretionary. No employer profit sharing or matching contributions were made to the plan in fiscal years 2019 and 2018.

Pro Forma Statement of Operations

Precision Optics Corporation, Inc. and Ross Optical Industries, Inc.

Year Ended June 30, 2019

(Unaudited)

			Adjustments
	Precision Optics Corporation, Year Ended 6/30/2019	Ross Optical Industries, Inc. Year Ended 6/30/2019	Owners’ Compensation and Acquisition Expenses	Bank Debt Interest	Added Depreciation Expense	Federal Income Tax Expense	Pro Forma Year Ended 6/30/19
			(Note 1)	(Note 2)	(Note 3)	(Note 4)

Revenues	$6,147,937	$4,391,686	–	–	–	–	$10,539,623

Cost of goods sold	4,357,091	2,365,607	–	–	$19,451	–	6,742,149

Gross Profit	1,790,846	2,026,079	–	–	–	–	3,797,474

Research and development expenses	505,300	–	–	–	–	–	505,300
Selling, general and administrative expense	1,960,975	1,406,557	$(195,315)	–	–	–	3,172,217

Business acquisition expense	128,111	–	$(128,111)	–	–	–	–
	2,594,386	1,406,557	–	–	–	–	3,677,517

Net income (loss) from operations	(803,540)	619,522	–	–	–	–	119,957

Other (income) expense			–	–	–	–
Interest expense	1,416	7,898	–	$(7,898)	–	–	1,416
Other		(4,317)	–	–	–	–	(4,317)
	1,416	3,581	–	–	–	–	(2,901)

Net income (loss) before taxes	(804,956)	615,941	–	–	–	–	122,858

Income tax expense	912	135,849	–	–	–	$(135,849)	912

Net income (loss)	$(805,868)	$480,092	–	–	–	–	$121,946

Notes to Unaudited Pro Forma Statements of Operations for the year ended June 30, 2019

The following notes describe the pro forma adjustments made to the unaudited consolidated statement of operations of Precision Optics Corporation, Inc. (“POC”) and Ross Optical Industries, Inc. (“ROI”) for the year ended June 30, 2019 as though POC acquired the ROI net assets as of July 1, 2018. Prior to the acquisition of ROI by POC there were no intercompany transactions between the companies.

Note 1. The founder and CEO of ROI will not continue with POC after the acquisition, therefore, his annual salary of $120,000 as well as the executive bonuses paid to the owners of ROI are removed from the pro forma statement of operations. Business acquisition costs removed from operating expenses represent direct legal, audit and travel costs incurred as part of the acquisition of the operating assets of Ross Optical Industries, Inc.

Note 2. POC did not assume any ROI bank debt and therefore interest expense is removed from the pro forma statement of operations.

Note 3. Due to the $97,253 write up of fixed assets to their fair market value additional depreciation is added to this pro forma statement of operations assuming a five-year useful life and straight-line depreciation.

Note 4. As of June 30, 2019 POC has an estimated $9.1 million Federal net operating loss carry-forwards which can be used to offset taxable income generating in future years by the POC and ROI combined operations. Therefore, the federal tax expense of ROI has been removed from this pro forma statement of operations assuming the application of POC net operating loss carry-forwards.

Deferred tax assets resulting from future application of POC net operating loss carry forwards have been discounted to zero as of the date of these pro forma financial statements since the realization of the NOL carry forwards by future taxable income is currently uncertain.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Management’s Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and our Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures, including internal control over financial reporting, were not effective, as of June 30, 2019, to ensure the information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended (i) is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are intended to be designed to provide reasonable assurance that such information is accumulated and communicated to our management.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting as of June 30, 2019. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our evaluation, our management concluded that our internal control over financial reporting was not effective as of June 30, 2019.

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

We believe that the step outlined above strengthens our internal control over financial reporting and mitigates the material weakness described above. As part of our 2019 assessment of internal control over financial reporting, our management has evaluated this additional control and has determined that it is operating effectively.

Inventory Valuation: As previously disclosed in our Annual Reports on Form 10-K for the fiscal years ended June 30, 2009-2018, we reported a material weakness with respect to the valuation of our inventories. Specifically, the amounts used to value our inventory at June 30, 2009 with respect to overhead rates and purchased items were often inconsistent with the supporting documentation, due to year-to-year changes in overhead rates and costs of purchased items that were not properly reflected in inventory valuation. Accordingly, management had determined that this control deficiency constituted a material weakness as of June 30, 2009. One audit adjustment of approximately $58,000 to our audited financial statements as of June 30, 2011 was necessary as a result of this condition.

To address and remediate the material weakness in internal control over financial reporting described above, beginning in the quarter ended September 30, 2009 and continuing through the year ended June 30, 2019, we implemented procedures to improve our inventory controls and documentation surrounding inventory valuation for overhead rates, and performed procedures to ensure that the pricing of inventory items was consistent with the supporting documentation. We believe that the step outlined above strengthens our internal control over financial reporting and mitigates the material weakness described above.

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

Effective October 1, 2019, our Board of Directors approved an increase in base salary of our Chief Executive Officer, Dr. Joe Forkey, to $250,000 per year.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Identification of Directors

Set forth below is certain information with respect to the individuals who are our directors as of September 20, 2019.

Name	Age	Position(s) or Office(s) Held
Joseph N. Forkey	51	Chief Executive Officer, President, Treasurer and Director
Andrew J. Miclot	63	Director
Richard B. Miles	76	Director
Peter H. Woodward	46	Chairman of the Board of Directors

Board Composition. Our Board of Directors is divided into three classes that are as nearly equal in number as possible, with each class serving for a staggered term of office. Only one class is elected each year. Each director serves a three-year term and until his or her successor has been duly elected and qualified. Our Board currently consists of five directors. Our Class I director is Peter H. Woodward. Our Class II director is Andrew J. Miclot. Our Class III directors are Joseph N. Forkey and Richard B. Miles.

Biographies and Qualifications of Our Directors. The biographies of our directors and certain information regarding each director’s experience, attributes, skills and/or qualifications that led to the conclusion that the individual should be serving as a director of our Company are as follows:

Dr. Joseph N. Forkey

Dr. Joseph N. Forkey has served as our Chief Executive Officer, President and Treasurer since February 8, 2011. Dr. Forkey has been a member of our Board of Directors since 2006. He served as our Chairman of our Board of Directors from February 2011 to July 2014. He served as our Executive Vice President and Chief Scientific Officer from April 2006 to February 2011, and held the position of our Chief Scientist from September 2003 to April 2006. Since joining us, he has been involved in general technical and management activities of our Company, as well as investigations of opportunities that leverage our newly developed technologies. Dr. Forkey holds B.A. degrees in Mathematics and Physics from Cornell University, and a Ph.D. in Mechanical and Aerospace Engineering from Princeton University. Prior to joining us, Dr. Forkey spent seven years at the University of Pennsylvania Medical School as a postdoctoral fellow and research staff member. Dr. Forkey is a valuable member of our Board due to his depth of scientific, operating, strategic, transactional, and senior management experience in our industry. Additionally, Dr. Forkey has held positions of increasing responsibility at our Company and holds an intimate knowledge of our Company due to his longevity in the industry and with us.

Andrew J. Miclot

Mr. Miclot was appointed to our Board on March 2, 2016. Mr. Miclot has more than 35 years of leadership experience with medical device suppliers and brings substantial global industry knowledge to our Company. Since January 2017, Mr. Miclot has been the Vice Chairman and Director of WishBone Medical, Inc., a pediatric orthopedic company dedicated to the unmet needs of children suffering from orthopedic challenges and President from October 2017 to January 2019. He is on several Advisory Boards including ODT, Orthopedic Design & Technology, since December 2005 and Indiana University Alumni Association since October 2016. From October 2015 to January 2018, Mr. Miclot served as President, CEO and Director of Micro Machine Co., a supplier of medical products for the orthopedic and spinal industries. Prior to joining Micro Machine Co., from May 2013 to September 2014, Mr. Miclot was Executive Vice President of MicroTechnologies, Inc., a medical device supplier. Mr. Miclot was General Manager and Senior Vice President of ArthroCare Corporation from June 2009 to March 2013. From January 2008 to March 2009, Mr. Miclot was President, CEO and Director of Ascension Orthopedics, Inc. He was Vice President of Marketing for the orthopedic global business unit at Orthofix, Inc. from April 2007 to January 2008, and from March 1994 to April 2007, he served as Senior Vice President with Symmetry Medical Inc., a medical device supplier and was also the Investor Relations Officer, after the NYSE IPO in December 2004 until April 2007. Mr. Miclot has a BA degree in Speech and Hearing and a MA degree in Audiology from Indiana University and an MBA from the Lake Forest Graduate School of Management, earned in 1991.

Richard B. Miles

Professor Richard B. Miles was appointed to our Board of Directors in November 2005. He was a member of the Mechanical and Aerospace Engineering faculty at Princeton University from 1972 until 2013, at which time he retired from his Princeton academic appointment and became Professor Emeritus and Senior Scholar. From 1980 to 1996 he served as Chairman of Engineering Physics at Princeton. In 2017 he joined Texas A&M University and was appointed TEES Eminent Professor of Aerospace Engineering. In 2019 he was named Distinguished University Professor. He is a member of the National Academy of Engineering and a senior member of the National Academy of Inventors. He serves on the Board of Directors of the Hertz Foundation and the Board of Trustees of Pacific University, Oregon and is a Fellow of the Optical Society of America (OSA) and the American Institute Aeronautics and Astronautics (AIAA). Professor Miles is a valuable member of our Board due to his depth of scientific experience and familiarity with the field of our technologies, insight into the academic community, and familiarity with the latest developments and innovations in science and technology.

Peter H. Woodward

Mr. Woodward was appointed to our Board effective July 9, 2014 and as chairman of the Board in connection with the sale and purchase agreement we entered into in July 2014. Mr. Woodward is the founder of MHW Capital Management, LLC, or MHW, a position he has held since September 2005. MHW specializes in large equity investments in public companies implementing operating strategies to significantly improve their profitability. From 1996 to 2005, Mr. Woodward was the Managing Director for Regan Fund Management, LLC. He served as the President and Chief Executive Officer and Director of Cartesian, Inc. from June 2015 to July 2018, and currently serves as Chairman of the Board and Chairman of the Audit Committee for TSS, Inc., and as the CEO of Innoative Power, LLC. Mr. Woodward holds a BA in economics from Colgate University and a Masters of International Affairs with a concentration in international economics and finance from Columbia University. He is also a Chartered Financial Analyst.

Identification of Executive Officers

Set forth below is certain information with respect to the individuals who are our executive officers as of September 20, 2019.

Name	Age	Position(s) or Office(s) Held
Joseph N. Forkey	51	Chief Executive Officer, President, Treasurer and Director
Donald A. Major	58	Chief Financial Officer and Secretary

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

Donald A. Major

Mr. Major serves as our Chief Financial Officer and Secretary since June 2016 when he resigned as a member of our Board on which he served since 2005. From 2012 until June 2016, Mr. Major also served as our Executive Vice President for Corporate Development. Mr. Major is a Certified Public Accountant (inactive) and has experience in public accounting and in financial officer positions in publicly held and start-up medical device companies. Mr. Major has been an independent consultant since October 2007, providing companies with various management services as well as sourcing services for a private equity firm. Mr. Major served as Vice President of Corporate Development of Advanced Duplication Services LLC, Vice President and Treasurer of Anderson Entertainment, LLC (formerly Digital Excellence LLC), which was owned by a private equity firm and sold to Advanced Duplication Services LLC. Prior to that time, Mr. Major served in various executive financial positions in public and closely held medical device companies such as Bioplasty, Inc, Uroplasty, Inc., Advanced Bio-Surfaces, Inc., and in public accounting with Grant Thornton, Minneapolis. He earned his B.A. in Accounting from Michigan State University.

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

Based solely upon a review of reports provided to us by our officers and directors, we believe that, during the fiscal year ended June 30, 2019, no person required to file reports under Section 16(a) of the Securities Exchange Act of 1934 failed to file such reports on a timely basis during such fiscal year, except that we are aware that Dolphin Offshore Partners LP which owns approximately 20% of our common stock based on available public records as of September 17, 2019 has not filed a Form 3 to date. Dolphin Offshore Partners LP is not affiliated with our Company.

Code of Ethics

We adopted a Corporate Code of Ethics and Conduct that applies to all employees, officers and directors of our Company, including our principal executive officer, principal financial officer and principal accounting officer or controller, or persons performing similar functions, a copy of which was filed as Exhibit 14.1 to our Annual Report on Form 10-K for the Fiscal Year Ended June 30, 2008 with the Securities and Exchange Commission on September 28, 2008. A copy of our Corporate Code of Ethics and Conduct can be obtained free of charge by contacting our Secretary, c/o Precision Optics Corporation, Inc., 22 East Broadway, Gardner, Massachusetts 01440.

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

Executive Compensation

Summary Executive Compensation

The following table sets forth all compensation for our fiscal years ended June 30, 2019 and 2018 awarded to, earned by, or paid to our Principal Executive Officer, our most highly compensated executive officer and our most highly compensated employee, all of which are referred to herein as the “Named Executive Officers.” No other executive officer earned over $100,000 in the last completed fiscal year.

Summary Executive Compensation Table for the Fiscal Years Ended June 30, 2019 and 2018

Name and Principal Position	Year June 30,	Salary ($)	Bonus ($)		Stock Awards ($) (1)		Option Awards ($) (2)		All Other Compensation ($)		Total ($)
Joseph N. Forkey	2019	200,000	0		210,000	(3)	230,836	(4)	0		640,836
Director, Chief Executive Officer, President and Treasurer	2018	120,000	0		0		0		0		120,000

Donald A. Major	2019	176,037	0		0		101,590	(5)	0		277,627
Chief Financial Officer, Secretary	2018	159,843	0		0		0		0		159,843

Richard G. Cyr	2019	145,826	19,307	(6)	0		51,844	(7)	22,620	(8)	239,597
Optics Laboratory Manager	2018	145,000	38,120	(6)	0		0		23,004	(8)	206,124

Jeffrey L. DiRubio
Vice President, Sales & Marketing	2019	27,785	35,328	(6)	0		115,209	(9)	122,000	(10)	300,322

_______________________

(1)	Represents the aggregate grant date fair value of stock awards granted in the respective fiscal year as computed in accordance with FASB ASC Topic 718, Compensation — Stock Compensation. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option valuation model. A discussion of the assumptions used in calculating the amounts in this column may be found in the Notes to our audited consolidated financial statements for the year ended June 30, 2019 set forth in this Annual Report on Form 10-K. These amounts do not represent the actual amounts paid to or realized by the directors during the fiscal year ended June 30, 2019.

(2)	Represents the aggregate grant date fair value of stock option awards granted in the respective fiscal year as computed in accordance with FASB ASC Topic 718, Compensation — Stock Compensation. The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option valuation model. A discussion of the assumptions used in calculating the amounts in this column may be found in the Notes to our audited consolidated financial statements for the year ended June 30, 2019 set forth in this Annual Report on Form 10-K. These amounts do not represent the actual amounts paid to or realized by the directors during the fiscal year ended June 30, 2019.

(3)	On August 2, 2018, we awarded Mr. Forkey 300,000 shares of common stock for services performed through June 30, 2018. As of June 30, 2019, 200,000 shares have been issued, and the remaining 100,000 shares will be issued on January 1, 2020.

(4)	On August 2, 2018, we granted Mr. Forkey stock options to purchase up to 350,000 shares of our common stock at an exercise price of $0.73 per share. The options vested as follows: (i) one–half of the options vest if we achieve revenues of $1.5 million or higher for two consecutive fiscal quarters, based on the reported revenues in our Form 10-Ks or 10-Qs; and (ii) one-half of the options vested if our common stock was trading at $1.00 per share or higher for fifteen consecutive trading days. In the event of a change of control all unvested options will vest. As of June 30, 2019, 175,000 options are vested pursuant to (ii) the $1.00 stock trading criteria described above.

(5)	On August 2, 2018, we granted Mr. Major stock options to purchase up to 100,000 shares of our common stock at an exercise price of $0.70 per share, or the closing price of our common stock on August 2, 2018. The options vested as follows: 33,000 options vest three months following the grant date; 33,000 options vest three months following the end of the second consecutive quarter with Company quarterly revenues of $1,500,000 or greater, as announced in our Form 10-Q and / or 10-K filings; 34,000 options vest three months following the end of a second consecutive quarter with a Company gross margin percentage of 30% or greater, as announced in our Form 10-Q or 10-K filings. All options vest and become exercisable upon the effective date of an involuntary termination of Mr. Major as Chief Financial Officer for a reason other than cause or upon the effective date of a change in control of the Company. On May 10, 2019 the Board of Directors approved the immediate vesting as of that date of any unvested options held by Mr. Major and exercise of all options until their expiration dates regardless of Mr. Major’s employment status with the Company in return for services performed and to be performed.

(6)	Represents performance bonus awards for the respective fiscal year.

(7)	We granted Mr. Cyr a stock option to purchase up to 45,000 shares of our common stock at an exercise price of $1.30 per share, the closing price of our common stock on May 1, 2019. Provided Mr. Cyr remains eligible under the plan on these dates, the options vest on May 1, 2020, 2021 and 2022 in amounts of 15,000 on each of the three dates.

(8)	Represents the payments made to Mr. Cyr pursuant to the month-to-month rental of certain specialized optics lab machinery and equipment used and available for use by the Company.

(9)	We granted Mr. DiRubio a stock option to purchase up to 100,000 shares of our common stock at an exercise price of $1.30 per share, the closing price of our common stock on May 1, 2019. Provided Mr. DiRubio remains eligible under the plan on these dates, the options vest on May 1, 2020, 2021 and 2022 in amounts of 34,000, 33,000 and 33,000 options, respectively.

(10)	Represents consulting fees paid to Mr. DiRubio during fiscal year 2018 before Mr. DiRubio became Vice President, Sales & Marketing on May 1, 2019.

Employment Contracts

Agreement with Mr. Forkey

On July 27, 2018, our Board of Directors approved a new compensation agreement with our Chief Executive Officer, Joseph Forkey effective August 2, 2018. Pursuant to the agreement, we agreed to pay Mr. Forkey a base salary of $200,000 per year beginning retroactively on July 1, 2018. Effective October 1, 2019, our Board of Directors approved an increase of Dr. Forkey’s base salary to $250,000 per year. On August 2, 2018, we also granted Mr. Forkey a stock option to purchase up to 350,000 shares of our common stock at an exercise price of $0.73 per share. The options vested as follows: (i) one–half of the options vest if we achieved revenues of $1.5 million or higher for two consecutive fiscal quarters, based on the reported revenues in our Form 10-Ks or 10-Qs; and (ii) one-half of the options vested if our common stock was trading at $1.00 per share or higher for fifteen consecutive trading days. In the event of a change of control all unvested options will vest. As of June 30, 2019, 175,000 options are vested pursuant to (ii) the $1.00 stock trading criteria described above. We will also grant Mr. Forkey 300,000 shares of common stock at a rate of 50,000 shares per fiscal quarter retroactively starting January 1, 2017 and through the quarter ended June 30, 2018. As of June 30, 2019, 200,000 of such shares have been issued to Mr. Forkey, and the remaining 100,000 shares will be issued on January 1, 2020.

Agreements with Mr. Major

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

On July 27, 2018, our Board of Directors approved a new compensation agreement with our Chief Financial Officer and Secretary, Donald Major effective August 1, 2018 pursuant to which we agreed to pay Mr. Major a base salary of $175,000 per year for a minimum 75% full-time commitment, and to grant Mr. Major a stock option to purchase up to 100,000 shares of our common stock at an exercise price of $0.70 per share, the closing price of our common stock on August 2, 2018. The options were subject to certain vesting terms, and on May 10, 2019 the board of directors approved the immediate vesting as of that date of any unvested options held by Mr. Major and exercise of all options until their expiration dates regardless of Mr. Major’s employment status with the Company in return for services performed and to be performed. Mr. Major will receive a severance payment equal to six weeks of base salary upon the effective date of an involuntary termination of Mr. Major as Chief Financial Officer for a reason other than cause or upon the effective date of a change in control of the Company.

Agreement with Mr. DiRubio

Effective May 1, 2019 we entered into an employment agreement with Mr. DiRubio to serve as our Vice President, Sales & Marketing effective May 1, 2019 pursuant to which we agreed to pay Mr. DiRubio a base salary of $168,000 per year plus potential annual bonuses totaling $75,000 contingent upon meeting certain sales and company profit goals. Mr. DiRubio was also granted a stock option to purchase up to 100,000 shares of our common stock at an exercise price of $1.30 per share, the closing price of our common stock on May 1, 2019. Provided Mr. DiRubio remains eligible under the plan on these dates, the options vest on May 1, 2020, 2021 and 2023 in amounts of 34,000, 33,000 and 33,000 options, respectively. We also agreed to give Mr. DiRubio six months’ notice or pay in lieu of notice in case he is involuntarily terminated within six months of a change in control.

Agreement with Mr. Mangadu

In connection with the acquisition of the Ross Optical division we entered into an employment agreement on July 1, 2019 with Divaker (Divi) Mangadu to serve as President of Ross Optical Industries (a division of Precision Optics Corporation). The agreement covers a period of five years unless terminated sooner under certain conditions by the parties and may be renewed beyond the initial and subsequent terms for additional one year periods. Mr. Mangadu shall receive an annual salary of $140,000 plus annual bonus up to $40,000, and shall also receive a stock option to purchase 100,000 shares of the Company’s common stock exercisable at a price equal to the stock market value on the date of grant and vesting in 3 installments of 33,000, 33,000 and 34,000 each one, two, and three years, respectively after the date of grant. If Mr. Mangadu is terminated without cause by the Company during the initial five year term of the agreement, he shall receive a lump-sum $75,000 cash severance payment and all unexercised stock options shall vest immediately and be exercisable for the remainder of their term. If Mr. Mangadu is terminated without cause subsequent to the initial five year term, he shall receive a lump-sum cash severance payment equal to one-half his then current annual salary. The agreement also provides that for a period of five years after July 1, 2019 Mr. Mangadu agrees not to compete with the Company, solicit employees, vendors or customers for purposes that do not directly benefit the Company or to interfere in any way with the Company’s relationship with any vendors or customers.

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

Outstanding Equity Awards at Fiscal Year-End Table for the Fiscal Year Ended June 30, 2019

The following table shows grants of options outstanding on June 30, 2019, the last day of our fiscal year, to each of the Named Executive Officers named in the Summary Executive Compensation Table.

Name	Number of securities underlying unexercised options exercisable		Number of securities underlying unexercised options unexercisable		Option exercise price ($)	Option expiration date
Joseph N. Forkey	150,000		0		1.20	03/02/2022
	175,000	(2)	175,000	(2)	0.73	08/02/2028

Donald A. Major	400		0		1.35	11/24/2019
	27,600		0		1.20	03/02/2022
	3,000		0		0.85	01/02/2023
	3,000		0		0.90	01/02/2024
	30,000		0		0.95	07/09/2024
	60,000		0		0.73	05/18/2025
	80,000		0		0.50	06/20/2026
	100,000	(3)	0		0.70	08/02/2028

Richard G. Cyr	40,000		0		0.27	07/14/2021
	15,000	(1)	10,000	(1)	0.73	05/18/2025
	0	(4)	45,000	(4)	1.30	05/17/2029

Jeffrey L. DiRubio	0	(4)	100,000	(4)	1.30	05/17/2029

_______________________

(1)	The options were granted on May 18, 2015. 5,000 options vested on August 18, 2015 and 10,000 options vested on February 14, 2018. The remaining 10,000 options will vest in accordance with the achievement of specified performance criteria.

(2)	The options were granted on August 2, 2018 with vesting subject to stock price and sales level performance criteria. As of June 30, 2019 one-half or 175,000 options have vested pursuant to stock price criteria and the remaining 175,000 option will vest upon the Company’s achieving two consecutive fiscal quarters of sales in excess of $1,500,000.

(3)	The options were granted on August 2, 2018 with certain vesting terms, the modification of which the Board of Directors approved on May 10, 2019 as described in the Employment Contracts section above.

(4)	The options were granted on May 17, 2019 with vesting of one-third of the options on each of the dates May 17, 2020, 2021, and 2022, respectively, subject to the holders’ eligibility under the Option Plan on each of those dates.

Profit Sharing and 401(k) Plan

We have a defined contribution 401(k) profit sharing plan. Employer profit sharing and matching contributions to the plan are discretionary. No employer profit sharing contributions were made to the plan in fiscal years 2019 and 2018. No employer matching contributions were made to the plan in fiscal years 2019 and 2018.

Director Compensation

The following table sets forth cash amounts and the value of other compensation paid to our directors, but does not include the compensation of Dr. Joseph N. Forkey, our Chief Executive Officer, President, and Treasurer, as his compensation is reflected in the Summary Executive Compensation Table. During the fiscal year ended June 30, 2019, our Board of Directors determined that Dr. Joseph N. Forkey was our employee director and, therefore, would not earn any fees related to service on our Board.

Director Compensation Table for the Fiscal Year Ended June 30, 2019

Name of Director	Fees earned or paid in cash ($)(1)		Total ($)
Andrew J. Miclot	2,000		2,000
Richard B. Miles	1,750		1,750
Kenneth S. Schwartz	1,500	(2)	1,500
Peter H. Woodward	32,000	(3)	32,000

_______________________

(1)	Under our director compensation plan, each director receives $250 per board or committee meeting that the director attends. We also reimburse our directors for travel expenses.

(2)	Mr. Schwartz served on our board from July 9, 2014 until he passed away on June 13, 2019.

(3)	Mr. Woodward serves as our Chairman and performs various management services. In March 2019 the Company’s board of directors approved the payment of $10,000 per quarter to Mr. Woodward for the performance of certain management services beginning retroactively for the quarter ended December 31, 2018.

As of June 30, 2019, the following stock options were outstanding for each of our directors: Andrew J. Miclot – 60,000, Richard B. Miles – 74,400, Peter H. Woodward – 90,000.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following tables set forth information regarding our common stock owned as of the close of business on September 20, 2019 by the following persons: (i) each person who is known by us to own beneficially more than 5% of our common stock, (ii) each of our directors who beneficially owns our common stock, (iii) each of our Named Executive Officers who beneficially own our common stock and (iv) all executive officers and directors, as a group, who beneficially own our common stock. The information on beneficial ownership in the table and footnotes thereto is based upon data furnished to us by, or on behalf of, the persons listed in the table.

We have determined beneficial ownership in accordance with the rules of the SEC. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons and entities named in the table below have sole voting and investment power with respect to all shares of common stock that they beneficially own, subject to applicable community property laws.

In computing the number of shares of common stock beneficially owned by a person and the percentage ownership of that person, we deemed outstanding shares of common stock subject to options held by that person or group that are currently exercisable or exercisable within 60 days after September 20, 2019. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person or group.

Stockholders Known by Us to Own Over 5% of Our Common Stock

	Amount of beneficial ownership (1)			Percent of
Name and Address of Beneficial Owner	Shares Owned	Shares – Rights to Acquire	Total Number	Shares Beneficially Owned (2)
Dolphin Offshore Partners LP (3) 4828 First Coast Highway, STE 5 Fernandina, FL 32034	2,070,625	0	2,070,625	16.1%

Stuart L Sternberg (4) 85 Bellevue Ave Rye, NY 10580	1,258,002	0	1,258,002	9.8%

Sandra F. and Norman H. Pessin (5) 500 Fifth Avenue, Suite 2240 New York, NY 10110	1,196,595	0	1,196,595	9.3%

Hershey Strategic Capital, LP (6) 888 7th Ave., 17th Floor New York, New York 10019	986,480	0	986,480	7.7%

MHW Partners, L.P. (7) 150 East 52nd Street 30th Fl. New York, New York 10022	674,013	90,000	764,013	5.9%

_______________________

(1)	Represents shares with respect to which each beneficial owner listed has or will have, upon acquisition of such shares upon exercise or conversion of options, warrants, conversion privileges or other rights exercisable within 60 sixty days, sole voting and investment power. For the purposes of this table, we have not assumed the limitations on exercise set forth in certain options, which limit the number of shares of common stock that the holder, together with all other shares of common stock beneficially owned by such person, does not exceed 4.999% of the total outstanding shares of common stock.

(2)	As of September 20, 2019, there were 12,843,639 issued shares of our common stock issued and outstanding. Percentages are calculated on the basis of the amount of issued and outstanding common stock plus, for each person or group, any securities that such person or group has the right to acquire within 60 days pursuant to options, warrants, conversion privileges or other rights.

35

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

(4)	We relied, in part, on the Schedule 13G/A filed by Stuart Sternberg on July 11, 2019, for this information.

(5)	We relied, in part, on a Schedule 13D/A filed jointly with the SEC on July 5, 2019 by Sandra F. Pessin and Norman H. Pessin. Mr. and Mrs. Pessin are married and considered to beneficially hold each other’s shares. Ms. Pessin owns 963,334 shares and Mr. Pessin owns 233,625 shares for a combined beneficial ownership of 1,196,959 shares.

(6)

We relied, in part, on the Schedule 13D/A jointly filed by Hershey Strategic Capital, LP, Hershey Management I, LLC and Hershey Strategic Capital GP, LLC on October 10, 2017 for this information.

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

(7)

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

Officers and Directors

		Amount of beneficial ownership (2)			Percent of
Name and address of beneficial owner (1)	Nature of beneficial ownership	Shares Owned	Shares – Rights to Acquire	Total Number	Shares Beneficially Owned (3)
Joseph N. Forkey (4)	Chief Executive Officer, President, Treasurer and Director	333,620	500,000	833,620	6.3%

Peter H. Woodward (5)	Chairman of the Board of Directors	674,013	90,000	764,013	5.9%

Richard B. Miles (6)	Director	15,112	74,400	89,512	*

Andrew J. Miclot (7)	Director	0	60,000	60,000	*

Donald A. Major (8)	Chief Financial Officer, Secretary	125,778	304,000	429,778	3.3%

Richard G. Cyr (9)	Optics Laboratory Manager	0	100,000	100,000	*

Jeffrey L. DiRubio (10)	Vice President, Sales & Marketing	186,000	100,000	286,000	2.2%

All directors and executive officers as a group		1,334,523	1,228,400	2,562,923	18.2%

* Percentage of shares beneficially owned does not exceed one percent of issued and outstanding shares of stock.

_______________________

(1)	Unless otherwise stated, the address of each beneficial owners listed on the table is c/o Precision Optics Corporation, Inc., 22 East Broadway, Gardner, MA 01440.

(2)	Represents shares with respect to which each beneficial owner listed has or will have, upon acquisition of such shares upon exercise or conversion of options, warrants, conversion privileges or other rights exercisable within 60 sixty days, sole voting and investment power.

(3)	As of September 20, 2019, we had 12,843,639 shares of our common stock issued and outstanding. Percentages are calculated on the basis of the amount of issued and outstanding common stock plus, for each person or group, any securities that such person or group has the right to acquire within 60 days of September 20, 2019 pursuant to options, warrants, conversion privileges or other rights.

(4)	Dr. Forkey is a member of our Board of Directors and serves as our Chief Executive Officer, President and Treasurer. Dr. Forkey’s beneficial ownership consists of (a) 333,620 shares of common stock held in joint ownership with his wife, Heather Forkey, with whom he shares voting and dispositive control, and (b) 500,000 shares of common stock that may be acquired upon the exercise of outstanding stock options.

(5)	Mr. Peter Woodward is the Chairman of our Board of Directors. Mr. Woodward is the managing member and general partner of MHW Partners and in such capacity, Mr. Woodward holds the power to vote and direct the disposition of all shares of common stock owned by MHW Partners. On September 28, 2012, MHW Partners purchased 222,223 shares of our common stock, and warrants to purchase up to 168,386 shares of our common stock at an exercise price of $1.11 per share, subject to adjustment and a call provision if certain market price targets are reached, and an expiration date of September 28, 2017. On July 2, 2014, MHW Partners purchased 125,000 shares of common stock. On October 19, 2015, MHW Partners purchased 100,000 shares of common stock. On November 22, 2016 MHW Partners purchased 156,667 shares of common stock, and warrants to purchase 78,333 shares of common stock at an exercise at a variable exercise price subject to the Companies achievement of certain performance criteria. Mr. Woodward exercised the 78,333 November 22, 2016 warrants on October 16, 2017 at $0.01 per share. Mr. Woodward’s beneficial ownership consists of (a) 674,013 shares of common stock held through MHW Partners, L.P., and (b) 90,000 shares of common stock which may be acquired upon the exercise of outstanding stock options.

(6)	Mr. Miles is a member of our Board of Directors. Mr. Miles’ beneficial ownership consists of (a) 15,112 shares of common stock, and (b) 74,400 shares of common stock that may be acquired upon the exercise of outstanding stock options.

(7)	Mr. Andrew Miclot is a member of our Board of Directors. Mr. Miclot’s beneficial ownership consists of 60,000 shares that may be acquired upon the exercise of outstanding stock options.

(8)	Mr. Major is our Chief Financial Officer. Mr. Major’s beneficial ownership consists of (a) 125,778 shares of common stock, and (b) 304,000 shares of common stock that may be acquired upon the exercise of outstanding stock options.

(9)	Mr. Cyr is our Optics Laboratory Manager and is considered a “named executive officer” as defined in Item 402(a)(3) of Regulation S-K. Mr. Cyr’s beneficial ownership consists of 55,000 shares of common stock that may be acquired upon the exercise of outstanding stock options.

(10)	Mr. DiRubio became our Vice President, Sales & Marketing effective May 1, 2019. Mr. DiRubio’s beneficial ownership consists of (a) 186,000 shares of common stock, and (b) 100,000 shares of common stock that may be acquired upon the exercise of outstanding stock options.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Certain Relationships and Related Transactions

Since the beginning of the last fiscal year we had the following related party transactions.

Transactions with Officers and Directors

We issued warrants to purchase 666,667 shares of our common stock in conjunction with the sale of our common stock in the November 2016 private placement. All 666,667 warrants were exercised in October 2017, by payment of $0.01 per share or an aggregate purchase price of $6,667. Our Chairman of the Board Mr. Woodward, as principal of MHW Partners, L.P., purchased 156,667 units at an aggregate purchase price of $94,000 in the November 2016 private placement and exercised warrants at 0.01 per share for an additional 78,333 shares in October 2017.

In March 2019 our board of directors approved the payment of $10,000 per quarter to our Chairman of the Board for the performance of services to the Company beginning retroactively for the quarter ended December 31, 2018. The agreement has no maturity date and $20,000 was paid prior to June 30, 2019 and $10,000 is included in accounts payable at June 30, 2019.

Transactions with Stockholders Known by the Company to Own 5% or More of the Company’s Common Stock

In October 2017 Dolphin Offshore Partners L.P. and Hershey Strategic Capital, L.P. exercised warrants pursuant to the November 2016 private placement described above for 458,334 and 62,500 shares, respectively, at aggregate purchase prices of $4,583 and $625, respectively. At the time of these transactions, both Dolphin Offshore Partners L.P. and Hershey Strategic Capital, L.P. were beneficial owners of more than 5% of outstanding common stock.

At June 30, 2019, we received payments for common stock subscriptions totaling $925,000 at $1.25 per share. On July 1, 2019, we received $950,000 and closed the private placement on that date by issuing 760,000 unregistered common shares. The placement proceeds were used to partially fund the business acquisition of the Ross Optical division closed on July 1, 2019 with an effective date of June 1, 2019. In conjunction with the placement, we also entered into a registration rights agreement with the investors requiring submission of a registration statement with the Securities and Exchange Commission within 120 days of the placement. Ms. Sandra Pessin acquired 200,000 shares in this placement for $250,000 or $1.25 per share, and at that time Ms. Pessin was owner of more than 5% of the Company’s outstanding common stock.

Director Independence

During the fiscal year ended June 30, 2019, the Board of Directors determined that Messrs. Richard B. Miles, and Andrew J. Miclot were “independent” as defined under the standards of independence set forth in the Nasdaq Listing Rules and the rules under the Securities Exchange Act of 1934.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

Independent Registered Public Accounting Firm Fees

Our principal and sole independent registered public accounting firm for the fiscal years ending June 30, 2019 and 2018 is Stowe & Degon LLC, referred to as Stowe. The following table presents fees for professional audit services and other services rendered by Stowe, for the fiscal years ended June 30, 2019 and 2018:

	2019	2018
Audit Fees (1)	$77,263	$83,250
Audit Related Fees (2)	7,220	3,251
Business Acquisition Related Fees (3)	43,969	–
Total Audit and Audit Related Fees	128,452	86,501
Tax Fees (4)	8,750	12,450
Total Fees	$137,202	$98,951

_______________________

(1)	Audit fees for fiscal year 2019 are comprised of fees for professional services performed for the audit of our annual financial statements and review of our quarterly financial statements of $77,263, including direct out-of-pocket expenses in the amount of $2,013. Audit fees for fiscal year 2018 are comprised of fees for professional services performed for the audit of our annual financial statements and review of our quarterly financial statements of $83,250, including direct out-of-pocket expenses in the amount of $1,809.

(2)	Audit-related fees are comprised of fees for assurance and related attestation services that are reasonably related to the performance of the audit of our annual financial statements, or the review thereof, and fees for due diligence services.

(3)	Business acquisition related fees relate to audit, assurance and related attestation services relating to our acquisition of the Ross Optical division in June 2019.

(4)	Tax fees for fiscal 2019 and 2018 are comprised of fees for professional services performed with respect to corporate tax compliance, tax return preparation and filing, tax planning and tax advice.

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

The following documents are filed in Part II, Item 8 of this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at June 30, 2019 and 2018

Consolidated Statements of Operations for the years ended June 30, 2019 and 2018

Consolidated Statements of Stockholders’ Equity for the years ended June 30, 2019 and 2018

Consolidated Statements of Cash Flows for the years ended June 30, 2019 and 2018

Notes to Consolidated Financial Statements

Pro Forma Statement of Operations for the year ended June 30, 2019

2.	FINANCIAL STATEMENT SCHEDULES

All financial statement schedules have been omitted as they are not required, not applicable, or the required information is otherwise included.

b.	Exhibits

The exhibits listed below are filed with or incorporated by reference in this report.

Exhibit	Description

2.1	Asset Purchase Agreement between the Company and Optometrics Corporation, dated January 18, 2008 (included as Exhibit 2.1 to the Form 8-K filed January 25, 2008 and incorporated herein by reference).

3.1	Articles of Organization of Precision Optics Corporation, Inc., as amended (included as Exhibit 3.1 to the Form SB-2 filed March 16, 2007, and incorporated herein by reference).

3.2	Bylaws of Precision Optics Corporation, Inc. (included as Exhibit 3.2 to the Form S-1 filed December 18, 2008, and incorporated herein by reference).

3.3	Articles of Amendment to the Articles of Organization of Precision Optics Corporation, Inc., dated November 25, 2008 and effective December 11, 2008 (included as Exhibit 3.1 to the Form 8-K filed December 11, 2008, and incorporated herein by reference).

3.4	Amended and Restated Bylaws of Precision Optics Corporation, Inc. (included as Exhibit 3.1 to the Current Report on Form 8-K filed July 11, 2014, and incorporated herein by reference).

10.1	Precision Optics Corporation, Inc. 2011 Equity Incentive Plan, dated October 13, 2011 (included as Exhibit 10.2 to Form S-8 filed October 14, 2011, and incorporated herein by reference.)

10.2	Precision Optics Corporation, Inc. Amended 2011 Equity Incentive Plan, dated October 14, 2011, as amended on April 16, 2015 (included as Exhibit 10.1 to the Company’s Registration Statement on Form S-8 filed April 20, 2015, and incorporated herein by reference).

10.3	Consulting Agreement with Donald A. Major dated June 15, 2016 (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 23, 2016, and incorporated herein by reference).

10.4	Form of Purchase Agreement, by and among Precision Optics Corporation, Inc. and several Investors, dated November 22, 2016 (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 29, 2016, and incorporated herein by reference).

10.5	Form of Registration Rights Agreement, by and among Precision Optics Corporation, Inc. and several Investors, dated November 22, 2016 (included as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 29, 2016, and incorporated herein by reference).

10.6	Form of Purchase Agreement, by and among Precision Optics Corporation, Inc. and several Investors, dated August 22, 2017 (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 25, 2017, and incorporated herein by reference).

10.7	Form of Registration Rights Agreement, by and among Precision Optics Corporation, Inc. and several Investors, dated August 22, 2017 (included as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 25, 2017, and incorporated herein by reference).

10.8	Compensation Agreement, by and among Precision Optics Corporation, Inc. and Joseph N. Forkey, dated August 2, 2018 (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 3, 2018, and incorporated herein by reference).

10.9	Offer letter, by and among Precision Optics Corporation, Inc. and Donald Major, dated August 2, 2018.

10.10	Form of Securities Purchase Agreement by and among the Company and the Investors, dated October 16, 2018 (included as Exhibit 10.1 to the Form 8-K filed on October 18, 2018, and incorporated herein by reference).

10.11	Form of Registration Rights Agreement by and among the Company and the Investors, dated October 16, 2018 (included as Exhibit 10.2 to the Form 8-K filed on October 18, 2018, and incorporated herein by reference).

10.12†+	Asset Purchase Agreement dated July 1, 2019, between Precision Optics Corporation, Inc. and Ross Optical Industries, Inc. and the shareholders (included as Exhibit 10.1 to the Form 8-K filed on July 8, 2019, and incorporated herein by reference).

10.13	Form of Purchase Agreement, by and among Precision Optics Corporation, Inc. and several Investors, dated July 1, 2019 (included as Exhibit 10.2 to the Form 8-K filed on July 8, 2019, and incorporated herein by reference).

10.14	Form of Registration Rights Agreement, by and among Precision Optics Corporation, Inc. and several Investors, dated July 1, 2019 (included as Exhibit 10.3 to the Form 8-K filed on July 8, 2019, and incorporated herein by reference).

10.15	Employment Agreement, by and among Precision Optics Corporation. Inc. and Divaker Mangadu, dated July 1, 2019 (included as Exhibit 10.4 to the Form 8-K filed on July 8, 2019, and incorporated herein by reference).

10.16*†	Employment agreement, by and among Precision Optics Corporation, Inc. and Jeff DiRubio, dated April 26, 2019.

10.17*+	Lease Agreement, by and among Precision Optics Corporation, Inc. and Texzona Industries Ltd. dated July 1, 2019.

14.1	Precision Optics Corporation, Inc. Corporate Code of Ethics and Conduct (included as Exhibit 14.1 to the Form 10-K filed September 28, 2008, and incorporated herein by reference).

21.1	Subsidiaries of the Registrant (included as Exhibit 21.1 to the Form 10-K filed September 26, 2008, and incorporated herein by reference).

23.1*	Consent of Independent Registered Public Accounting Firm.

31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
†	Certain portions of the agreement have been omitted to preserve the confidentiality of such information. The Company will furnish copies of any such information to the SEC upon request.
+	The schedules to the agreement have been omitted from this filing pursuant to Item 601(a)(5) of Regulation S-K. The Company will furnish copies of any such schedules to the SEC upon request.

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

PRECISION OPTICS CORPORATION, INC.

Date: September 26, 2019	By:	/s/ Joseph N. Forkey
Joseph N. Forkey President and Chief Executive Officer
(Principal Executive Officer)

Date: September 26, 2019	By:	/s/ Donald A. Major
Donald A. Major Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Joseph N. Forkey Joseph N. Forkey	Chief Executive Officer, President, Treasurer and Director (Principal Executive Officer)	September 26, 2019

/s/ Donald A. Major Donald A. Major	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	September 26, 2019

/s/ Andrew J. Miclot	Director	September 26, 2019
Andrew J. Miclot

/s/ Peter H. Woodward	Director, Chairman	September 26, 2019
Peter H. Woodward

/s/ Richard B. Miles	Director	September 26, 2019
Richard B. Miles

