Form 10-Q
period 2019-09-30
PRECISION OPTICS CORPORATION, INC.
filed 2019-11-14
CIK 867840

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

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

Securities registered pursuant to Section 12(b) of the Act: None.

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

The number of shares outstanding of the issuer’s common stock, par value $0.01 per share, at October 31, 2019 was 12,868,639 shares.

PRECISION OPTICS CORPORATION, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30, 2019	June 30, 2019
ASSETS
Current Assets:
Cash and cash equivalents	$849,135	$2,288,426
Accounts receivable (net of allowance for doubtful accounts of $246,201 and $246,953 at September 30, 2019 and June 30, 2019, respectively)	1,645,765	2,165,107
Inventories	2,071,852	1,734,604
Prepaid expenses	181,106	180,336
Total current assets	4,747,858	6,368,473

Fixed Assets:
Machinery and equipment	2,755,076	2,748,715
Leasehold improvements	683,970	668,446
Furniture and fixtures	168,450	168,450
	3,607,496	3,585,611
Less—Accumulated depreciation and amortization	3,225,525	3,202,605
Net fixed assets	381,971	383,006

Operating lease right-to-use asset	158,690	–
Patents, net	60,841	54,087
Goodwill	687,664	687,664

TOTAL ASSETS	$6,037,024	$7,493,230

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of capital lease obligation	$9,731	$9,572
Accounts payable	1,036,188	1,174,263
Customer advances	513,623	450,192
Accrued compensation and other	370,296	533,944
Amount due for business acquisition	–	1,443,341
Operating lease liability	54,310	–
Total current liabilities	1,984,148	3,611,312

Capital lease obligation, net of current portion	2,535	5,027
Acquisition earn out liability	500,000	500,000
Operating lease liability	104,380	–

Stockholders’ Equity:
Common stock, $0.01 par value: 50,000,000 shares authorized; issued and outstanding – 12,868,639 shares at September 30, 2019 and 12,071,139 shares at June 30, 2019	128,687	120,712
Additional paid-in capital	49,040,377	48,893,172
Accumulated deficit	(45,723,103)	(45,636,993)
Total stockholders’ equity	3,445,961	3,376,891

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,037,024	$7,493,230

The accompanying notes are an integral part of these consolidated interim financial statements.

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED

SEPTEMBER 30, 2019 AND 2018

(UNAUDITED)

	Three Months Ended September 30,
	2019	2018
Revenues	$2,514,984	$1,559,458

Cost of Goods Sold	1,540,867	1,096,951
Gross Profit	974,117	462,507

Research and Development Expenses, net	152,154	100,798

Selling, General and Administrative Expenses	907,845	660,489
Total Operating Expenses	1,059,999	761,287

Operating Loss	(85,882)	(298,780)

Interest Expense	(228)	(505)

Net Loss	$(86,110)	$(299,285)

Loss Per Share:
Basic and Diluted	$(0.01)	$(0.03)

Weighted Average Common Shares Outstanding:
Basic and Diluted	12,832,389	10,261,269

The accompanying notes are an integral part of these consolidated interim financial statements.

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED

SEPTEMBER 30, 2019 AND 2018

(UNAUDITED)

	Three Month Period Ended September 30, 2019
	Number of Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity

Balance, July 1, 2019	12,071,139	$120,712	$48,893,172	$(45,636,993)	$3,376,891
Issuance of common stock in private placement	760,000	7,600	17,400	–	25,000
Proceeds from exercise of stock options	12,500	125	8,550	–	8,675
Issuance of common stock for services	25,000	250	44,750	–	45,000
Stock-based compensation	–	–	76,505	–	76,505
Net loss	–	–	–	(86,110)	(86,110)
Balance, September 30, 2019	12,868,639	$128,687	$49,040,377	$(45,723,103)	$3,445,961

	Three Month Period Ended September 30, 2018
	Number of Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity

Balance, July 1, 2018	10,197,139	$101,972	$45,484,186	$(45,022,122)	$564,036
Issuance of common stock for services	100,000	1,000	209,000	–	210,000
Stock-based compensation	–	–	132,984	–	132,984
Net loss	–	–	–	(299,285)	(299,285)
Balance, September 30, 2018	10,297,139	$102,972	$45,826,170	$(45,321,407)	$607,735

The accompanying notes are an integral part of these consolidated interim financial statements.

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED

SEPTEMBER 30, 2019 AND 2018

(UNAUDITED)

	Three Months Ended September 30,
	2019	2018
Cash Flows from Operating Activities:
Net Loss	$(86,110)	$(299,285)
Adjustments to reconcile net loss to net cash provided from (used in) operating activities -
Depreciation and amortization	22,920	6,956
Stock-based compensation expense	76,505	342,984
Non-cash consulting expense	45,000	–
Changes in operating assets and liabilities -
Accounts receivable, net	519,342	141,203
Inventories, net	(337,248)	30,450
Prepaid expenses	(770)	13,124
Accounts payable	(138,075)	260,043
Customer advances	63,431	(457,138)
Accrued liabilities	(163,648)	(44,767)
Net cash provided by (used in) operating activities	1,347	(6,430)

Cash Flows from Investing Activities:
Cash paid for business acquisition	(1,443,341)	–
Purchases of fixed assets	(21,885)	(42,809)
Additional patent costs	(6,754)	–
Net cash used in investing activities	(1,471,980)	(42,809)

Cash Flows from Financing Activities:
Payment of capital lease obligation	(2,333)	(2,185)
Gross proceeds from exercise of stock options	8,675	–
Gross Proceeds from private placement of common stock	25,000	–
Net cash provided from (used in) financing activities	31,342	(2,185)

Net decrease in cash and cash equivalents	(1,439,291)	(51,424)
Cash and cash equivalents, beginning of period	2,288,426	402,738

Cash and cash equivalents, end of period	$849,135	$351,314

Supplemental disclosure of non-cash financing activities:
Offering costs included in accrued compensation and other	$12,250	$–

The accompanying notes are an integral part of these consolidated interim financial statements.

PRECISION OPTICS CORPORATION, INC.

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

These consolidated financial statements have been prepared by the Company, without audit, and reflect normal recurring adjustments which, in the opinion of management, are necessary for a fair statement of the results of the first quarter of the Company’s fiscal year 2020. These consolidated financial statements do not include all disclosures associated with annual consolidated financial statements and, accordingly, should be read in conjunction with footnotes contained in the Company’s consolidated financial statements for the year ended June 30, 2019, together with the Report of Independent Registered Public Accounting Firm filed under cover of the Company’s 2019 Annual Report on Form 10-K, filed with the Securities and Exchange Commission on September 26, 2019.

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

Income (Loss) Per Share

Basic income (loss) per share is computed by dividing net income or net loss by the weighted average number of shares of common stock outstanding during the period. Diluted income (loss) per share is computed by dividing net income or net loss by the weighted average number of shares of common stock outstanding during the period, plus the number of potentially dilutive securities outstanding during the period such as stock options and warrants. For the three months ended September 30, 2019 and 2018, the effect of such securities was antidilutive and not included in the diluted calculation because of the net loss generated in these periods.

The following is the calculation of loss per share for the three months ended September 30, 2019 and 2018:

	Three Months Ended September 30,
	2019	2018
Net Loss – Basic and Diluted	$(86,110)	$(299,285)

Basic and Diluted Weighted Average Shares Outstanding	12,832,389	10,261,269

Loss Per Share
Basic and Diluted	$(0.01)	$(0.03)

The number of shares issuable upon the exercise of outstanding stock options and warrants that were excluded from the computation as their effect was antidilutive was approximately 2,007,000 and 1,493,200 for the three months ended September 30, 2019 and 2018, respectively.

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

Goodwill and Patents

Long-lived assets such as goodwill and patents are capitalized when acquired and reviewed for impairment whenever events or changes in circumstances indicate that the book value of the asset may not be recoverable. Impairment of the carrying value of long-lived assets such as goodwill and patents would be indicated if the best estimate of future undiscounted cash flows expected to be generated by the asset grouping is less than its carrying value. If an impairment is indicated, any loss is measured as the difference between estimated fair value and carrying value and is recognized in operating income or loss. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. No such impairments of goodwill or patents have been estimated by management as of September 30, 2019.

Accounting Pronouncements Recently Adopted

On July 1, 2018, the Company adopted ASU 2014-09, Revenue from Contracts with Customers. Refer to Note 5 for further information.

On July 1, 2019, the Company adopted ASU 2016-02, Topic 842 – Leases. Refer to Note 3 for further information.

2.	INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out) or market and consisted of the following:

	September 30, 2019	June 30, 2019
Raw Materials	$693,257	$578,856
Work-In-Progress	588,439	409,019
Finished Goods	790,156	746,729
Total Inventories	$2,071,852	$1,734,604

3.	LEASE OBLIGATIONS

The Company entered into a five-year capital lease obligation in January 2016 for the acquisition of manufacturing equipment totaling $51,252.

In February 2016, FASB issued ASU 2016-02, “Leases” (Topic 842). ASU 2016-02 requires the recognition of lease asset and lease liabilities by lessees for those leases currently classified as operating leases with terms greater than twelve months and make certain changes to the accounting for lease expenses. The Company adopted this standard effective July 1, 2019 and has reflected its impact upon the El Paso, Texas facility operating lease entered into on July 1, 2019 in connection with the Ross Optical acquisition. The facility lease is a three-year operating lease obligation with total remaining minimum lease payments of $170,172 at September 30, 2019. Total rent expense including base rent and common area expenses were $17,089 during the three months ended September 30, 2019. Included in the accompanying balance sheet at September 30, 2019 is a right-of-use fixed asset of $158,690 and current and long-term right-of-use operating lease liabilities of $54,310 and $104,380, respectively.

At September 30, 2019, future minimum lease payments under the capital lease and operating lease obligations are as follows:

Fiscal Year Ending September 30:	Capital Lease	Operating Lease
2020	$7,688	$45,571
2021	5,126	61,779
2022	–	62,822
Total Minimum Payments	12,814	$170,172
Less: amount representing interest	548
Present value of minimum lease payments	12,266
Less: current portion	9,731
	$2,535

4.	STOCK-BASED COMPENSATION

Stock Options

The measurement and recognition of compensation costs for all stock-based awards made to employees and the Board of Directors are based upon fair value over the requisite service period for awards expected to vest. The Company estimates the fair value of share-based awards on the date of grant using the Black-Scholes option-pricing model. The following table summarizes stock-based compensation expense resulting from outstanding stock options for the three months ended September 30, 2019 and 2018:

	Three Months Ended September 30,
	2019	2018
Cost of Goods Sold	$11,233	$–
Research and Development Expenses	12,684	2,411
Selling, General and Administrative Expenses	52,588	130,573
Stock Based Compensation Expense	$76,505	$132,984

No compensation has been capitalized because such amounts would have been immaterial.

The following tables summarize stock option activity for the three months ended September 30, 2019:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Life
Outstanding at June 30, 2019	1,819,500	$0.87	7.05 years
Granted	200,000
Exercised	(12,500)
Outstanding at September 30, 2019	2,007,000	$0.92	7.16 years

Information related to the stock options outstanding as of September 30, 2019 is as follows:

Range of Exercise Prices	Number of Shares	Weighted- Average Remaining Contractual Life (years)	Weighted- Average Exercise Price	Exercisable Number of Shares	Exercisable Weighted- Average Exercise Price
$0.27	40,000	1.79	$0.27	40,000	$0.27
$0.40	15,000	7.58	$0.40	15,000	$0.40
$0.48	60,000	6.50	$0.48	60,000	$0.48
$0.50	100,000	5.73	$0.50	100,000	$0.50
$0.55	44,000	4.46	$0.55	39,000	$0.55
$0.64	25,000	8.12	$0.64	15,000	$0.64
$0.70	100,000	8.85	$0.70	100,000	$0.70
$0.73	791,000	7.05	$0.73	621,500	$0.73
$0.85	6,000	3.26	$0.85	6,000	$0.85
$0.90	6,000	4.26	$0.90	6,000	$0.90
$0.95	30,000	4.78	$0.95	30,000	$0.95
$1.20	207,800	2.42	$1.20	207,800	$1.20
$1.30	481,000	9.70	$1.30	–	$1.30
$1.35	1,200	0.15	$1.35	1,200	$1.35
$1.42	100,000	9.95	$1.42	–	$1.42
$0.27–$1.42	2,007,000	7.16	$0.92	1,241,500	$0.76

The aggregate intrinsic value of the Company’s “in-the-money” outstanding and exercisable options as of September 30, 2019 was $1,471,040 and $1,108,150, respectively.

Common Stock Award

On August 2, 2018, the Company awarded its Chief Executive Officer 300,000 shares of common stock for services performed through June 30, 2018. As of September 30, 2019, 200,000 shares have been issued. The fair market value of the 300,000 shares on the award date equal to $210,000 has been recorded as general and administrative stock-based compensation expense in the three months ended September 30, 2018.

On September 25, 2019, the Company issued 25,000 shares of restricted common stock to its investor relations firm as partial payment for services to be performed. The closing price of the Company’s stock on the date of issuance of the shares was $1.80 per share, and $45,000 of expense relating to these shares is included in general and administrative expense during the quarter ended September 30, 2019.

5.	REVENUE RECOGNITION

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

The Company disaggregates revenues by product and service types as it believes it best depicts how the nature, amount, timing and uncertainty of revenues and cash flows are affected by economic factors. Revenues are comprised of the following for the three months ended September 30, 2019 and 2018:

	Three Months Ended September 30,
	2019	2018
Engineering Design Services	$409,728	$511,898
Optical Components	1,416,244	298,057
Medical Device Products & Assemblies	689,012	749,503
Total Revenues	$2,514,984	$1,559,458

Contract Assets and Liabilities

The nature of the Company’s products and services does not generally give rise to contract assets as it typically does not incur costs to fulfill a contract before a product or service is provided to a customer. The Company’s costs to obtain contracts are typically in the form of sales commissions paid to employees. The Company has elected to expense sales commissions associated with obtaining a contract as incurred as the amortization period is generally less than one year. These costs have been recorded in selling, general and administrative expenses. As of September 30, 2019, there were no contract assets recorded in the Company’s Consolidated Balance Sheets.

The Company’s contract liabilities arise as a result of unearned revenue received from customers at inception of contracts or where the timing of billing for services precedes satisfaction of our performance obligations. The Company generally satisfies performance obligations within one year from the contract inception date. As of July 1, 2019, contract liabilities were $450,192, which were recorded as customer advances in the Company’s Consolidated Balance Sheets, $216,671 of which was recognized in sales during the three months ended September 30, 2019. As of September 30, 2019, contract liabilities recorded as customer advances were $513,623.

6.	BUSINESS ACQUISITION

On July 1, 2019 the Company acquired the operating assets of Ross Optical Industries, Inc. of El Paso, Texas, a supplier of custom and catalogue optical components sourced through an extensive network of worldwide specialized vendors and sold for industrial, military and medical applications. The acquisition had an effective date of June 1, 2019. One month of the operations of Ross Optical were included in our financial statements for the fiscal year ended June 30, 2019, and all of Ross’ results of operations are included in our financial statements for the three months ended September 30, 2019.

Consolidated unaudited actual and pro forma results of operations for the Company are presented below assuming that the acquisition of the Ross Optical division had occurred on July 1, 2017. Pro forma operating results include net adjustments resulting from the acquisition transaction.

	Three Months Ended September 30,
	2019	2018
	(Actual)	(Pro Forma)

Revenues	$2,514,984	$2,469,816
Net Loss	$(86,110)	$(102,891)
Loss per Share
Basic and diluted	$(0.01)	$(0.01)

Pro forma financial information is not necessarily indicative of the Company’s actual results of operations if the acquisition had been completed at the date indicated, nor is it necessarily an indication of future operating results. Amounts do not include any operating efficiencies or cost saving that the Company believes may become achievable over time.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and notes to those statements included elsewhere in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 and with our audited consolidated financial statements for the year ended June 30, 2019 included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on September 26, 2019.

This Quarterly Report on Form 10-Q contains forward-looking statements. When used in this report, the words “anticipate,” “suggest,” “estimate,” “plan,” “project,” “continue,” “ongoing,” “potential,” “expect,” “predict,” “believe,” “intend,” “may,” “will,” “should,” “could,” “would” and similar expressions are intended to identify forward-looking statements. You should not place undue reliance on these forward-looking statements.  Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including the risks described in this report, the risks described in our Annual Report on Form 10-K for the year ended June 30, 2019 and other reports we file with the Securities and Exchange Commission. Although we believe the expectations reflected in the forward-looking statements are reasonable, they relate only to events as of the date on which the statements are made.  We do not intend to update any of the forward-looking statements after the date of this report to conform these statements to actual results or to changes in our expectations, except as required by law.

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

Effective June 1, 2019 we acquired the operating assets of Ross Optical Industries, Inc. of El Paso, Texas, which we began operating as a division of our Company beginning on that date. The accompanying financial statements include the results of operations of the Ross Optical division for the entire three-month period ended September 30, 2019 and the assets and liabilities of the division as of June 30, 2019 and September 30, 2019. The acquisition of the assets of Ross Optical Industries effective June 1, 2019 expands our optics components and assemblies business. All products supplied by Ross Optical include a custom or catalog optic, which is sourced through Ross Optical’s extensive domestic and worldwide network of optical fabrication companies. Most systems make use of optical lenses, prisms, mirrors and windows and range from individual optical components to complex mechano-optical assemblies. Products often include thin film optical coatings that are applied using the in-house coating department. Approximately 80% or more of Ross Optical revenues are from customers in the United States with the balance principally from Canada and Western Europe. Ross Optical’s sales are mostly resale of specialized optical components with the remainder being assemblies. Ross Optical does not perform revenue generating engineering services or internal research and development. The majority of Ross Optical sales are for industrial applications with the remainder split between military and medical device products.

The Management Discussion and Analysis which follows is based on the financial condition and results of operations of our Company including the operating results for the three months ended September 30, 2019 and the balance sheet as of June 30, 2019 and September 30, 2019 of our new division Ross Optical.

Our business is the design and manufacture of high-quality medical devices. Approximately 7% of our revenue in the three months ended September 30, 2019 is from the design, manufacture and resale of optical products for military and defense and 28% is from other industrial, non-medical products. Our medical instrumentation line and unique design and manufacturing capabilities include traditional endoscopes and endocouplers as well as other custom imaging and illumination products for use in minimally invasive surgical procedures. We design and manufacture 3D endoscopes and very small Microprecision™ lenses, assemblies and complete medical devices to meet the surgical community’s continuing demand for smaller, disposable, and more enhanced imaging systems for minimally invasive surgery.

We are registered to the ISO 9001:2015 and ISO 13485:2016 Quality Standards and comply with the FDA Good Manufacturing Practices and the European Union Medical Device Directive for CE marking of our medical products. Our websites are www.poci.com and www.rossoptical.com. Information contained on our websites does not constitute part of this report.

The markets in which we do business are highly competitive and include both foreign and domestic competitors. Many of our competitors are larger and have substantially greater resources than we do. Furthermore, other domestic or foreign companies, some with greater financial resources than we have, may seek to produce products or services that compete with ours. We routinely outsource specialized production efforts as required to obtain the most cost effective production. Over the years and through the acquisition of the Ross Optical division in June 2019, we have developed extensive experience collaborating with other optical specialists worldwide.

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

For the quarter ended September 30, 2019, approximately 28% of our sales were made to our three largest customers and no customer, including these three, made up more than 10% of our total sales. Our three largest customers during the quarter ended September 30, 2019 are each medical device companies. One represents engineering service revenue for a start-up company developing a colonoscope, and the other two represent production revenue for companies commercializing a cardiovascular endoscope and an ENT scanning device. Each of these three products incorporates our Microprecision™ technologies as enabling design features. In addition to the three largest customers, we made sales to one hundred seventy two other customers during the quarter ended September 30, 2019.

Current sales and marketing activities are intended to broaden awareness of the benefits of our new technology platforms and our successful application of these new technologies to medical device projects requiring surgery-grade visualization from sub-millimeter sized devices and 3D endoscopy, including disposable products and assemblies. We market directly to established medical device companies primarily in the United States that we believe could benefit from our advanced endoscopy visualization systems. Through this direct marketing, referrals, attendance at trade shows and a presence in online professional association websites, we have expanded our on-going pipeline of projects to significant medical device companies as well as well-funded emerging technology companies. We expect our customer pipeline to continue to expand as development projects transition to production orders and new customer projects enter the development phase. Our Ross Optical division markets through existing customers and trade shows, in addition to proactive online marketing strategies executed primarily through its website. We believe there are opportunities to expand the reach of sales activities of our business and that of our new division, Ross Optical, through the gradual integration of some of the sales and marketing resources of the two operations.

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

There have been no significant changes in our critical accounting policies as disclosed in the Notes to our Financial Statements contained in our Annual Report on Form 10-K for the year ended June 30, 2019 filed with the Securities and Exchange Commission on September 26, 2019.

Results of Operations

Our total revenues for the quarter ended September 30, 2019, were $2,514,984, as compared to $1,559,458 for the same period in the prior year, an increase of $955,526, or 61.3%. Revenues increased during the quarter ended September 30, 2019 compared to the same quarter of the prior year primarily due to the revenues of the Ross Optical division, which were $1,090,824 for the quarter ended September 30, 2019. Our non-Ross revenues decreased $135,298 during the quarter ended September 30, 2019 from their levels in the same period of the prior year. The mix of engineering service, production and component sales were consistent between the quarters and changes were considered the result of customary fluctuations within and between the various products during the quarters.

Gross profit for the quarter ended September 30, 2019 was $974,117, compared to $462,507 for the same period in the prior year, reflecting an increase of $511,610, or 110.6%. Gross profit for the quarter ended September 30, 2019 as a percentage of our revenues was 38.7%, an increase from the gross profit percentage of 29.7% for the same period in the prior year.

The increase in gross profit dollars and gross profit percentage during the quarter ended September 30, 2019 compared to the same period of the prior year is primarily due to the inclusion of the Ross Optical division revenue at a higher gross margin percentage than we realize on non-Ross revenues. Ross Optical division revenues generated a gross margin percentage of 48% while non-Ross revenue margin was 32%. The non-Ross gross margin is dependent on a number of factors and is expected to fluctuate from quarter to quarter based on the nature and status of engineering projects. Specifically, periodic margins are impacted by revenue volume, facility utilization, product sales mix, and unanticipated cost over-runs associated with engineering projects and start-up production activities of new products. We expect that as non-Ross revenue volume increases due to higher levels of production activity, margins as a percentage of sales will also continue to increase.

Research and development expenses were $152,154 for the quarter ended September 30, 2019, compared to $100,798 for the same period in the prior year, an increase of $51,356, or 50.9%. The majority of our engineering, research and development activities are consumed in revenue generating engagements with our customers for the development of their products. In-house research and development and certain internal functions not directly related to customer engagements are classified as research and development expenses. During the quarter ended September 30, 2019 a greater amount of our engineering personnel were involved in internal research and development activities; the product of which we believe will benefit various engineering design projects involving specialized fixturing and illumination features.

Selling, general and administrative expenses were $907,845 for the quarter ended September 30, 2019, compared to $660,489 for the same period in the prior year, an increase of $247,356, or 37.5%. The increase in the quarter ended September 30, 2019, compared to the same quarter of the prior fiscal year was primarily due to the addition of $273,055 of selling, general and administrative expenses incurred by our Ross Optical division. Non-Ross selling, general and administrative expenses reflect a $242,985 reduction in stock based compensation and service fees in the quarter ended September 30, 2019 compared to the same period of the prior year, which was partially offset by a $127,000 increase in compensation to existing and newly hired employees, plus additional expenses associated with travel, employee recruiting, marketing services, and investor relations firm expenses.

No income tax provision was recorded in the quarters ended September 30, 2019 and 2018 because of the losses generated in those periods.

Liquidity and Capital Resources

We have sustained recurring net losses for several years. During the year ended June 30, 2019 and the quarter ended September 30, 2019 we incurred net losses of $614,871 and $86,110, respectively. As a result of our acquisition of the Ross Optical division, our revenue, gross margin and components of our working capital have increased. At September 30, 2019 cash was $849,135, accounts receivables were $1,645,765 and current liabilities were $1,984,148, including $513,623 of customer advances received for future order deliveries.

Although our financial performance has improved during the last few fiscal quarters, our operating expenses have also increased and we continue to experience pricing pressure from our customers and challenges in engineering projects and production orders that result in cost over-runs and depressed gross margins. Consequently, critical to our ability to maintain our financial condition is achieving and maintaining a level of quarterly revenues that generate break even or better financial performance as well as timely collection of accounts receivable from our customers. We believe profitable operating results can be achieved through a combination of revenue levels, realized gross margins and controlling operating expense increases, all of which are subject to periodic fluctuations resulting from sales mix and the stage of completion of varying engineering service projects as they progress towards and into production level revenues.

We have traditionally funded working capital needs through product sales, management of working capital components of our business, cash received from public and private offerings of our common stock, warrants to purchase shares of our common stock or convertible notes, and by customer advances paid against purchase orders and recorded in the current liabilities section of the accompanying financial statements. Our management believes that the opportunities represented by our current production projects and engineering pipeline of Microprecision™ optical elements, micro medical camera assemblies and 3D endoscope projects have the potential to generate increasing revenues and profitable financial results.

Capital equipment expenditures and additional patent costs during the quarters ended September 30, 2019 and 2018 were $28,639 and $42,809, respectively. Future capital equipment expenditures will be dependent upon the type and amount of future sales revenue and the needs of on-going research and development efforts.

We have contractual cash commitments related to open purchase orders as of September 30, 2019 of approximately $1,216,838, plus a $12,266 commitment remaining under a five-year capital lease obligation for the acquisition of equipment and $170,172 commitment remaining under a three-year facility lease relating the Ross Optical division in El Paso, Texas (see Note 3. Lease Obligations). We have no other contractual cash commitments since leased facilities are currently on a month-to-month basis.

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

Item 4. Controls and Procedures.

Management’s Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and our Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures, including internal control over financial reporting, were not effective as of September 30, 2019, to ensure the information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended (i) is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are intended to be designed to provide reasonable assurance that such information is accumulated and communicated to our management. Based on this evaluation, our management concluded that our internal control over financial reporting was not effective as of September 30, 2019.

The following is a description of two material weaknesses in our internal control over financial reporting:

Segregation of Duties: As previously disclosed in our Annual Reports on Form 10-K for the fiscal years ended June 30, 2008-2019, our management identified a control deficiency during the 2008 fiscal year because we lacked sufficient staff to segregate accounting duties. We believe the control deficiency resulted primarily because we have the equivalent of one and one-half persons performing all accounting-related on-site duties. As a result, we did not maintain adequate segregation of duties within our critical financial reporting applications, the related modules and financial reporting processes. This control deficiency could result in a misstatement of balance sheet and income statement accounts in our interim or annual consolidated financial statements that would not be detected. Accordingly, management has determined that this control deficiency constitutes a material weakness. During the period beginning with fiscal year 2008 through June 30, 2019, no audit adjustments resulting from this condition were required.

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

We believe that the step outlined above strengthens our internal control over financial reporting and mitigates the material weakness described above. As part of our assessment of internal control over financial reporting for the period ended September 30, 2019, our management has evaluated this additional control and has determined that it is operating effectively.

Inventory Valuation: As previously disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2019, we reported a material weakness with respect to the valuation of our inventories. Specifically, the amounts used to value our inventory at June 30, 2009 with respect to overhead rates and purchased items were often inconsistent with the supporting documentation, due to year-to-year changes in overhead rates and costs of purchased items that were not properly reflected in inventory valuation. Accordingly, management had determined that this control deficiency constituted a material weakness as of June 30, 2009. Periodic fiscal year end audit adjustments of approximately $50,000 have been necessary as a result of this condition.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the first quarter of our fiscal year covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

To address and remediate the material weakness in internal control over financial reporting described above, beginning in the quarter ended September 30, 2009 and continuing through the quarter ended September 30, 2019, we implemented processes to improve our inventory controls and documentation surrounding inventory valuation for overhead rates, and performed procedures to ensure that the pricing of inventory items was consistent with the supporting documentation. We believe that the step outlined above strengthens our internal control over financial reporting and mitigates the material weakness described above.

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

Item 1A. Risk Factors.

Other than as described below, there have been no material changes from the risk factors previously disclosed in our annual report on Form 10-K for the fiscal year ended June 30, 2019, as filed with the Securities and Exchange Commission on September 26, 2019.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On July 1, 2019, we entered into agreements for the sale and purchase of 760,000 unregistered shares of our common stock, $0.01 par value at a purchase price of $1.25 per share. We received $950,000 in gross proceeds from the offering. We used the net proceeds from this placement to facilitate a portion of the acquisition of Ross Optical Industries, Inc. of El Paso Texas a supplier of custom and catalogue optical components sourced through an extensive network of worldwide specialized vendors and sold for industrial, military and medical applications.

On September 25, 2019, we issued 25,000 shares of common stock to a service provider valued at $1.80 per share for services.

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

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit	Description

2.1	Asset Purchase Agreement between the Company and Optometrics Corporation, dated January 18, 2008 (included as Exhibit 2.1 to the Form 8-K filed January 25, 2008, and incorporated herein by reference).

3.1	Articles of Organization of Precision Optics Corporation, Inc., as amended (included as Exhibit 3.1 to the Form SB-2 filed March 16, 2007, and incorporated herein by reference).

3.2	Bylaws of Precision Optics Corporation, Inc. (included as Exhibit 3.2 to the Form S-1 filed December 18, 2008, and incorporated herein by reference).

3.3	Articles of Amendment to the Articles of Organization of Precision Optics Corporation, Inc., dated November 25, 2008 and effective December 11, 2008 (included as Exhibit 3.1 to the Form 8-K filed December 11, 2008, and incorporated herein by reference).

3.4	Amended and Restated Bylaws of Precision Optics Corporation, Inc. (included as Exhibit 3.1 to the Current Report on Form 8-K filed July 11, 2014, and incorporated herein by reference).

10.1	Precision Optics Corporation, Inc. 2011 Equity Incentive Plan, dated October 13, 2011 (included as Exhibit 10.2 to Form S-8 filed October 14, 2011, and incorporated herein by reference.)

10.2	Precision Optics Corporation, Inc. Amended 2011 Equity Incentive Plan, dated October 14, 2011, as amended on April 16, 2015 (included as Exhibit 10.1 to the Company’s Registration Statement on Form S-8 filed April 20, 2015, and incorporated herein by reference).

10.3	Consulting Agreement by and between the Company and Donald A. Major, dated June 15, 2016 (included as Exhibit 10.1 to the Form 8-K filed on June 23, 2016, and incorporated herein by reference).

10.4	Form of Securities Purchase Agreement, by and among the Company and the Investors, dated November 22, 2016 (included as Exhibit 10.1 to the Form 8-K filed November 29, 2016, and incorporated herein by reference).

10.5	Form of Registration Rights Agreement, by and among the Company and the Investors, dated November 22, 2016 (included as Exhibit 10.2 to the Form 8-K filed on November 29, 2016, and incorporated herein by reference).

10.6	Form of Securities Purchase Agreement, by and the Company and the Investors, dated August 22, 2017 (included as Exhibit 10.1 to the Form 8-K filed on August 25, 2017, and incorporated herein by reference).

10.7	Form of Registration Rights Agreement, by and among the Company and the Investors, dated August 22, 2017 (included as Exhibit 10.2 to the Form 8-K filed on August 25, 2017, and incorporated herein by reference).

10.8	Compensation Agreement, by and between the Company and Joseph N. Forkey, dated August 2, 2018 (included as Exhibit 10.1 to the Form 8-K filed on August 3, 2018, and incorporated herein by reference).

10.9	Offer letter by and between the Company and Donald A. Major, dated August 2, 2018 (included as Exhibit 10.9 to the Form 10-K filed on September 27, 2018, and incorporated herein by reference).

10.10	Form of Securities Purchase Agreement by and among the Company and the Investors, dated October 16, 2018 (included as Exhibit 10.1 to the Form 8-K filed on October 18, 2018, and incorporated herein by reference).

10.11	Form of Registration Rights Agreement by and among the Company and the Investors, dated October 16, 2018 (included as Exhibit 10.2 to the Form 8-K filed on October 18, 2018, and incorporated herein by reference).

10.12†+	Asset Purchase Agreement dated July 1, 2019, between Precision Optics Corporation, Inc. and Ross Optical Industries, Inc. and the shareholders (included as Exhibit 10.1 to the Form 8-K filed on July 8, 2019, and incorporated herein by reference).

10.13	Form of Purchase Agreement, by and among Precision Optics Corporation, Inc. and several Investors, dated July 1, 2019 (included as Exhibit 10.2 to the Form 8-K filed on July 8, 2019, and incorporated herein by reference).

10.14	Form of Registration Rights Agreement, by and among Precision Optics Corporation, Inc. and several Investors, dated July 1, 2019 (included as Exhibit 10.3 to the Form 8-K filed on July 8, 2019, and incorporated herein by reference).

10.15	Employment Agreement, by and among Precision Optics Corporation. Inc. and Divaker Mangadu, dated July 1, 2019 (included as Exhibit 10.4 to the Form 8-K filed on July 8, 2019, and incorporated herein by reference).

10.16†	Employment agreement, by and among Precision Optics Corporation, Inc. and Jeff DiRubio, dated April 26, 2019 (included as Exhibit 10.16 to the annual report on Form 10-K filed on September 26, 2019, and incorporated herein by reference).

10.17+	Lease Agreement, by and among Precision Optics Corporation, Inc. and Texzona Industries Ltd. dated July 1, 2019 (included as Exhibit 10.17 to the annual report on Form 10-K filed on September 26, 2019, and incorporated herein by reference).

14.1	Precision Optics Corporation, Inc. Corporate Code of Ethics and Conduct (included as Exhibit 14.1 to the Form 10-K filed September 28, 2008, and incorporated herein by reference).

31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

†	Certain portions of the agreement have been omitted to preserve the confidentiality of such information. The Company will furnish copies of any such information to the SEC upon request.

+	The schedules to agreement have been omitted from this filing pursuant to Item 601(a)(5) of Regulation S-K. The Company will furnish copies of any such schedules to the SEC upon request.

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

PRECISION OPTICS CORPORATION, INC.

Date: November 14, 2019	By:	/s/ Joseph N. Forkey
Joseph N. Forkey
Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2019	By:	/s/ Donald A. Major
Donald A. Major
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

