Form 10-Q
period 2019-12-31
PRECISION OPTICS CORPORATION, INC.
filed 2020-02-13
CIK 867840

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2019

or

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

The number of shares outstanding of the issuer’s common stock, par value $0.01 per share, at February 13, 2020 was 12,880,047 shares.

PRECISION OPTICS CORPORATION, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	December 31, 2019	June 30, 2019
ASSETS
Current Assets:
Cash and cash equivalents	$347,858	$2,288,426
Accounts receivable (net of allowance for doubtful accounts of $246,953 and $246,953 at December 31, 2019 and June 30, 2019, respectively)	2,000,048	2,165,107
Inventories	2,019,195	1,734,604
Prepaid expenses	133,278	180,336
Total current assets	4,500,379	6,368,473

Fixed Assets:
Machinery and equipment	2,764,154	2,748,715
Leasehold improvements	695,981	668,446
Furniture and fixtures	171,548	168,450
	3,631,683	3,585,611
Less—Accumulated depreciation and amortization	3,248,525	3,202,605
Net fixed assets	383,158	383,006

Operating lease right-to-use asset	145,428	–
Patents, net	64,929	54,087
Goodwill	687,664	687,664

TOTAL ASSETS	$5,781,558	$7,493,230

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of capital lease obligation	$9,894	$9,572
Accounts payable	1,162,457	1,174,263
Customer advances	388,506	450,192
Accrued compensation and other	405,431	533,944
Amount due for business acquisition	–	1,443,341
Operating lease liability	55,247	–
Total current liabilities	2,021,535	3,611,312

Capital lease obligation, net of current portion	–	5,027
Acquisition earn out liability	500,000	500,000
Operating lease liability	90,181	–

Stockholders’ Equity:
Common stock, $0.01 par value: 50,000,000 shares authorized; issued and outstanding – 12,880,047 shares at December 31, 2019 and 12,071,139 shares at June 30, 2019	128,801	120,712
Additional paid-in capital	49,314,969	48,893,172
Accumulated deficit	(46,273,928)	(45,636,993)
Total stockholders’ equity	3,169,842	3,376,891

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,781,558	$7,493,230

The accompanying notes are an integral part of these consolidated interim financial statements.

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED

December 31, 2019 AND 2018

(UNAUDITED)

	Three Months Ended December 31,		Six Months Ended December 31,
	2019	2018	2019	2018
Revenues	$2,796,762	$1,477,851	$5,311,746	$3,037,309

Cost of Goods Sold	1,878,823	1,122,129	3,419,690	2,219,080
Gross Profit	917,939	355,722	1,892,056	818,229

Research and Development Expenses, net	228,576	125,413	380,730	226,211
Selling, General and Administrative Expenses	1,240,961	355,916	2,148,806	1,016,405
Total Operating Expenses	1,469,537	481,329	2,529,536	1,242,616

Operating Loss	(551,598)	(125,607)	(637,480)	(424,387)

Interest Income (Expense)	773	(341)	545	(846)

Net Loss	$(550,825)	$(125,948)	$(636,935)	$(425,233)

Loss Per Share:
Basic and Diluted	$(0.04)	$(0.01)	$(0.05)	$(0.04)

Weighted Average Common Shares Outstanding:
Basic and Diluted	12,873,971	11,618,878	12,856,218	10,940,074

The accompanying notes are an integral part of these consolidated interim financial statements.

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED

December 31, 2019 AND 2018

(UNAUDITED)

	Six Month Period Ended December 31, 2019
	Number of Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity

Balance, July 1, 2019	12,071,139	$120,712	$48,893,172	$(45,636,993)	$3,376,891
Issuance of common stock in private placement	760,000	7,600	17,400	–	25,000
Proceeds from exercise of stock options	12,500	125	8,550	–	8,675
Issuance of common stock for services	25,000	250	44,750	–	45,000
Stock-based compensation	–	–	76,505	–	76,505
Net loss	–	–	–	(86,110)	(86,110)
Balance, September 30, 2019	12,868,639	128,687	49,040,377	(45,723,103)	3,445,961
Exercise of stock options net of 3,592 shares withheld	11,408	114	(114)	–	–
Stock-based compensation	–	–	274,706	–	274,706
Net loss	–	–	–	(550,825)	(550,825)
Balance, December 31, 2019	12,880,047	$128,801	$49,314,969	$(46,273,928)	$3,169,842

	Six Month Period Ended December 31, 2018
	Number of Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity

Balance, July 1, 2018	10,197,139	$101,972	$45,484,186	$(45,022,122)	$564,036
Stock-based compensation	–	–	342,984	–	342,984
Issuance of common stock for services	100,000	1,000	(1,000)	–	–
Net loss	–	–	–	(299,285)	(299,285)
Balance, September 30, 2018	10,297,139	102,972	45,826,170	(45,321,407)	607,735
Proceeds from private placement of common stock, net of issuance costs of $23,000	1,600,000	16,000	1,961,000	–	1,977,000
Stock-based compensation	–	–	10,228	–	10,228
Net loss	–	–	–	(125,948)	(125,948)
Balance, December 31, 2018	11,897,139	$118,972	$47,797,398	$(45,447,355)	$2,469,015

The accompanying notes are an integral part of these consolidated interim financial statements.

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED

December 31, 2019 AND 2018

(UNAUDITED)

	Six Months Ended December 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(636,935)	(425,233)
Adjustments to Reconcile Net Loss to Net Cash Provided From (Used In) Operating Activities -
Depreciation and Amortization	45,920	15,862
Stock-based Compensation Expense	351,211	353,212
Non-cash Consulting Expense	45,000	–
Changes in Operating Assets and Liabilities -
Accounts Receivable, net	165,059	68,287
Inventories, net	(284,591)	48,543
Prepaid Expenses	47,058	(65,526)
Accounts Payable	(11,806)	48,482
Customer Advances	(61,686)	(563,192)
Accrued Liabilities	(128,513)	(57,938)
Net Cash Used In Operating Activities	(469,283)	(577,503)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash Paid for Business Acquisition	(1,443,341)	–
Additional Patent Costs	(10,842)	–
Purchases of Property and Equipment	(46,072)	(76,184)
Net Cash Used In Investing Activities	(1,500,255)	(76,184)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of Capital Lease Obligation	(4,705)	(4,407)
Gross Proceeds from Private Placement of Common Stock	25,000	2,000,000
Gross Proceeds from Exercise of Stock Options	8,675	–
Net Cash Provided From Financing Activities	28,970	1,995,593

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,940,568)	1,341,906
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,288,426	402,738

CASH AND CASH EQUIVALENTS, END OF PERIOD	$347,858	$1,744,644

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING AND INVESTING ACTIVITIES:
Offering Costs Included in Current Liabilities	$23,000	$23,000

The accompanying notes are an integral part of these consolidated interim financial statements.

PRECISION OPTICS CORPORATION, INC.

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Operations

The accompanying consolidated financial statements include the accounts of Precision Optics Corporation, Inc. and its wholly-owned subsidiaries (the “Company”). All significant intercompany accounts and transactions have been eliminated in consolidation.

These consolidated financial statements have been prepared by the Company, without audit, and reflect normal recurring adjustments which, in the opinion of management, are necessary for a fair statement of the results of the second quarter and six months of the Company’s fiscal year 2020. These consolidated financial statements do not include all disclosures associated with annual consolidated financial statements and, accordingly, should be read in conjunction with footnotes contained in the Company’s consolidated financial statements for the year ended June 30, 2019, together with the Report of Independent Registered Public Accounting Firm filed under cover of the Company’s 2019 Annual Report on Form 10-K, filed with the Securities and Exchange Commission on September 26, 2019.

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

Income (Loss) Per Share

Basic income (loss) per share is computed by dividing net income or net loss by the weighted average number of shares of common stock outstanding during the period. Diluted income (loss) per share is computed by dividing net income or net loss by the weighted average number of shares of common stock outstanding during the period, plus the number of potentially dilutive securities outstanding during the period such as stock options and warrants. For the three and six months ended December 31, 2019 and 2018, the effect of such securities was antidilutive and not included in the diluted calculation because of the net loss generated in these periods.

The following is the calculation of loss per share for the three and six months ended December 31, 2019 and 2018:

	Three Months Ended December 31,		Six Months Ended December 31,
	2019	2018	2019	2018
Net Income (Loss) - Basic and Diluted	$(550,825)	$(125,948)	$(636,935)	$(425,233)

Basic and Dilutive Weighted Average Shares Outstanding	12,873,971	11,618,878	12,856,218	10,940,074

Loss Per Share - Basic and Diluted	$(0.04)	$(0.01)	$(0.05)	$(0.04)

The number of shares issuable upon the exercise of outstanding stock options that were excluded from the computation as their effect was antidilutive was approximately 2,047,800 and 1,493,200 for the three and six months ended December 31, 2019 and 2018, respectively.

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

Goodwill and Patents

Long-lived assets such as goodwill and patents are capitalized when acquired and reviewed for impairment whenever events or changes in circumstances indicate that the book value of the asset may not be recoverable. Impairment of the carrying value of long-lived assets such as goodwill and patents would be indicated if the best estimate of future undiscounted cash flows expected to be generated by the asset grouping is less than its carrying value. If an impairment is indicated, any loss is measured as the difference between estimated fair value and carrying value and is recognized in operating income or loss. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. No such impairments of goodwill or patents have been estimated by management as of December 31, 2019.

Accounting Pronouncements Recently Adopted

On July 1, 2018, the Company adopted ASU 2014-09, Revenue from Contracts with Customers. Refer to Note 5 for further information.

On July 1, 2019, the Company adopted ASU 2016-02, Topic 842 – Leases. Refer to Note 3 for further information.

2.	INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out) or market and consisted of the following:

	December 31, 2019	June 30, 2019
Raw Materials	$723,482	$578,856
Work-In-Progress	429,268	409,019
Finished Goods	866,445	746,729
Total Inventories	$2,019,195	$1,734,604

3.	LEASE OBLIGATION

The Company entered into a five-year capital lease obligation in January 2016 for the acquisition of manufacturing equipment totaling $51,252.

In February 2016, FASB issued ASU 2016-02, “Leases” (Topic 842). ASU 2016-02 requires the recognition of lease asset and lease liabilities by lessees for those leases currently classified as operating leases with terms greater than twelve months and make certain changes to the accounting for lease expenses. The Company adopted this standard effective July 1, 2019 and has reflected its impact upon the El Paso, Texas facility operating lease entered into on July 1, 2019 in connection with the Ross Optical acquisition. The facility lease is a three-year operating lease obligation with total remaining minimum lease payments of $154,981 at December 31, 2019. Total rent expense including base rent and common area expenses were $15,190 and $30,381 during the three and six months ended December 31, 2019, respectively. Included in the accompanying balance sheet at December 31, 2019 is a right-of-use asset of $145,428 and current and long-term right-of-use operating lease liabilities of $55,247 and $90,181, respectively.

At December 31, 2019, future minimum lease payments under the capital lease and operating lease obligations are as follows:

Fiscal Year Ending June 30:	Capital Lease	Operating Lease
2020	$5,979	$30,380
2021	5,126	61,779
2022	–	62,822
Total Minimum Payments	11,105	$154,981
Less: amount representing interest	1,211
Present value of minimum lease payments	9,894
Less: current portion	9,894
	$–

4.	STOCK-BASED COMPENSATION

The following table summarizes stock-based compensation expense for the three and six months ended December 31, 2019 and 2018:

	Three Months Ended December 31,		Six Months Ended December 31,
	2019	2018	2019	2018
Cost of Goods Sold	$11,233	$–	$22,466	$–
Research and Development	12,683	2,411	25,368	4,822
Selling, General and Administrative	250,790	7,817	303,377	348,390
Stock Based Compensation Expense	$274,706	$10,228	$351,211	$353,212

No compensation has been capitalized because such amounts would have been immaterial.

The following tables summarize stock option activity for the six months ended December 31, 2019:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Life
Outstanding at June 30, 2019	1,819,500	$0.87	7.05 years
Granted	270,000	–	–
Exercised	(27,500)	–	–
Expired or Cancelled	(4,200)	–	–
Outstanding at December 31, 2019	2,057,800	$0.94	7.00 years

Information related to the stock options outstanding as of December 31, 2019 is as follows:

Range of Exercise Prices	Number of Shares	Weighted- Average Remaining Contractual Life (years)	Weighted- Average Exercise Price	Exercisable Number of Shares	Exercisable Weighted- Average Exercise Price
$0.27	40,000	1.54	$0.27	40,000	$0.27
$0.48	60,000	6.25	$0.48	60,000	$0.48
$0.50	100,000	5.47	$0.50	100,000	$0.50
$0.55	44,000	4.21	$0.55	44,000	$0.55
$0.64	25,000	7.86	$0.64	25,000	$0.64
$0.70	100,000	8.59	$0.70	100,000	$0.70
$0.73	791,000	6.80	$0.73	791,000	$0.73
$0.85	6,000	3.01	$0.85	6,000	$0.85
$0.90	6,000	4.01	$0.90	6,000	$0.90
$0.95	30,000	4.53	$0.95	30,000	$0.95
$1.20	207,800	2.17	$1.20	207,800	$1.20
$1.30	478,000	9.45	$1.30	–	$1.30
$1.42	100,000	9.70	$1.42	–	$1.42
$1.50	70,000	9.94	$1.50	70,000	$1.50
$0.27–1.50	2,057,800	7.00	$0.94	1,479,800	$0.79

The aggregate intrinsic value of the Company’s “in-the-money” outstanding and exercisable options as of December 31, 2019 was $1,770,050 and $1,493,050, respectively.

Common Stock Award

On August 2, 2018, the Company awarded its Chief Executive Officer 300,000 shares of common stock for services performed through June 30, 2018. As of December 31, 2019, 200,000 shares have been issued. The fair market value of the 300,000 shares on the award date equal to $210,000 has been recorded as general and administrative stock-based compensation expense in the three months ended September 30, 2018.

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

The Company disaggregates revenues by product and service types as it believes it best depicts how the nature, amount, timing and uncertainty of revenues and cash flows are affected by economic factors. Revenues are comprised of the following for the three and six months ended December 31, 2019 and 2018:

	Three Months Ended December 31,		Six Months Ended December 31,
	2019	2018	2019	2018
Engineering Design Services	$478,441	$318,741	$888,169	$830,639
Optical Components	1,532,843	225,967	2,949,087	524,024
Medical Device Products and Assemblies	785,478	933,143	1,474,490	1,682,646
Total Revenues	$2,796,762	$1,477,851	$5,311,746	$3,037,309

Contract Assets and Liabilities

The nature of the Company’s products and services does not generally give rise to contract assets as it typically does not incur costs to fulfill a contract before a product or service is provided to a customer. The Company’s costs to obtain contracts are typically in the form of sales commissions paid to employees. The Company has elected to expense sales commissions associated with obtaining a contract as incurred as the amortization period is generally less than one year. These costs have been recorded in selling, general and administrative expenses. As of December 31, 2019, there were no contract assets recorded in the Company’s Consolidated Balance Sheets.

The Company’s contract liabilities arise as a result of unearned revenue received from customers at inception of contracts or where the timing of billing for services precedes satisfaction of our performance obligations. The Company generally satisfies performance obligations within one year from the contract inception date.

Contract liabilities, which were recorded as customer advances in the Company’s Consolidated Balance Sheets, and unearned revenue are comprised of the following:

	Three Months Ended December 31,		Six Months Ended December 31,
	2019	2018	2019	2018
Contract liabilities, beginning of period	$513,623	$400,704	$450,192	$857,842
Unearned revenue received from customers	97,143	–	293,019	24,300
Revenue recognized	(222,260)	(192,722)	(354,705)	(674,160)
Contract liabilities, end of period	$388,506	$207,982	$388,506	$207,982

6.	BUSINESS ACQUISITION

On July 1, 2019 the Company acquired the operating assets of Ross Optical Industries, Inc. of El Paso, Texas, a supplier of custom and catalogue optical components sourced through an extensive network of worldwide specialized vendors and sold for industrial, military and medical applications. The acquisition had an effective date of June 1, 2019. All of Ross’ results of operations are included in our financial statements for the three and six month periods ended December 31, 2019.

Consolidated unaudited actual and pro forma results of operations for the Company are presented below assuming that the acquisition of the Ross Optical division had occurred on July 1, 2018. Pro forma operating results include net adjustments resulting from the acquisition transaction.

	Three Months Ended December 31,		Six Months Ended December 31,
	2019	2018	2019	2018
	(Actual)	(Pro Forma)	(Actual)	(Pro Forma)
Revenues	$2,796,762	$2,521,927	$5,311,746	$4,935,365
Net income (loss)	(550,825)	11,968	(636,935)	88,398
Income (loss) per share
Basic	$(0.04)	$0.00	$(0.05)	$0.01
Fully diluted	$(0.04)	$0.00	$(0.05)	$0.01

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and notes to those statements included elsewhere in this Quarterly Report on Form 10-Q for the quarter ended December 31, 2019 and with our audited consolidated financial statements for the year ended June 30, 2019 included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on September 26, 2019.

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

Effective June 1, 2019 we acquired the operating assets of Ross Optical Industries, Inc. of El Paso, Texas, which we began operating as a division of our Company beginning on that date. The accompanying financial statements include the results of operations of the Ross Optical division for the entire six and three-month periods ended December 31, 2019 and the assets and liabilities of the division as of June 30, 2019 and December 31, 2019. The acquisition of the assets of Ross Optical Industries effective June 1, 2019 expands our optics components and assemblies business. All products supplied by Ross Optical include a custom or catalog optic, which is sourced through Ross Optical’s extensive domestic and worldwide network of optical fabrication companies. Most systems make use of optical lenses, prisms, mirrors and windows and range from individual optical components to complex mechano-optical assemblies. Products often include thin film optical coatings that are applied using the in-house coating department. Approximately 76% of Ross Optical revenues are from customers in the United States, 8% from Western Europe and 5% from Canada during the six months ended December 31, 2019. Ross Optical’s sales are mostly resale of specialized optical components with the remainder being assemblies. Ross Optical does not perform revenue generating engineering services or internal research and development. The majority of Ross Optical sales are for industrial applications with the remainder split between military and medical device products.

The Management Discussion and Analysis which follows is based on the financial condition and results of operations of our Company including the operating results for the six and three month periods ended December 31, 2019 and the balance sheet as of June 30, 2019 and December 31, 2019 of our new division Ross Optical.

Our business is the design and manufacture of high-quality medical devices. Approximately 12% of our revenue in the six months ended December 31, 2019 is from the design, manufacture and resale of optical products for military and defense and 29% is from other industrial, non-medical products. Our medical instrumentation line and unique design and manufacturing capabilities include traditional endoscopes and endocouplers as well as other custom imaging and illumination products for use in minimally invasive surgical procedures. We design and manufacture 3D endoscopes and very small Microprecision™ lenses, assemblies and complete medical devices to meet the surgical community’s continuing demand for smaller, disposable, and more enhanced imaging systems for minimally invasive surgery.

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

For the six months ended December 31, 2019, approximately 24% of our sales were made to our three largest customers and no customer, including these three, made up more than 10% of our total sales. Our three largest customers during the quarter ended December 31, 2019 are in the defense and medical device industries. One represents engineering service revenue for an established defense contractor, and the other two represent production revenue for companies commercializing a cardiovascular endoscope and an ENT scanning device. Each of these three products incorporates our Microprecision™ technologies as enabling design features. In addition to the three largest customers, we made sales to two hundred thirty-eight other customers during the six month period ended December 31, 2019.

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

Results of Operations

Our total revenues for the quarter ended December 31, 2019, were $2,796,762, as compared to $1,477,851 for the same period in the prior year, an increase of $1,318,911, or 89.2%. Revenues increased during the quarter ended December 31, 2019 compared to the same quarter of the prior year primarily due to the revenues of the Ross Optical division, which were $1,150,844 for the quarter ended December 31, 2019. Our non-Ross revenues increased $168,067 during the quarter ended December 31, 2019 from their levels in the same period of the prior year. The mix of engineering service, production and component sales were consistent between the quarters and changes were considered the result of customary fluctuations within and between the various products during the quarters.

Our total revenues for the six months ended December 31, 2019 were $5,311,746, as compared to $3,037,309 for the same period in the prior year, an increase of $2,274,437, or 74.9%. Revenues increased during the six months ended December 31, 2019 compared to the same period of the prior year primarily due to the revenues of the Ross Optical division, which were $2,241,688 for the six months ended December 31, 2019. Our non-Ross revenues increased $32,769 during the six months ended December 31, 2019 from their levels in the same period of the prior year. The mix of engineering service, production and component sales were consistent between the quarters and changes were considered the result of customary fluctuations within and between the various products during the quarters.

Gross profit for the quarter ended December 31, 2019 was $917,939, compared to $355,722 for the same period in the prior year, reflecting an increase of $562,217, or 158%. Gross profit for the quarter ended December 31, 2019 as a percentage of our revenues was 32.8%, an increase from the gross profit percentage of 24.1% for the same period in the prior year. Gross profit for the six months ended December 31, 2019 was $1,892,056, as compared to $818,229 for the same period in the prior year, which reflects an increase of $1,073,827 or 131.2%. Gross profit for the six months ended December 31, 2019 as a percentage of our revenues was 35.6%, an increase from the gross profit percentage of 26.9% for the same period in the prior year. Quarterly gross profit and gross profit percentage depend on a number of factors, including overall sales volume, facility utilization, product sales mix, the costs of engineering services, and production start-up costs and challenges in connection with new products.

The increase in gross profit dollars and gross profit percentage during the quarter and six month period ended December 31, 2019 compared to the same periods of the prior year is primarily due to the inclusion of the Ross Optical division revenue at a higher gross margin percentage than we realize on non-Ross revenues. Ross Optical division revenues generated a gross margin percentage of 48-50% while non-Ross revenue margin was 26.4% for the six months ended December 31, 2019. The non-Ross gross margin is dependent on a number of factors and is expected to fluctuate from quarter to quarter based on the nature and status of engineering projects. Specifically, periodic margins are impacted by revenue volume, facility utilization, product sales mix, and unanticipated cost over-runs associated with engineering projects and start-up production activities of new products. During the quarter ended December 31, 2019 two non-Ross engineering service projects experienced cost over-runs that negatively impacted gross margins during the period. The two projects collectively represented 18% of total revenue and negatively impacted the gross margin percentage by 6.5% during the quarter ended December 31, 2019. The cost over-runs in each of these cases resulted from design challenges and issues we are addressing and that we believe will only cause a temporary decrease in total realized gross margins. The remainder of our production and engineering jobs resulted in margins within our targeted range with reasonably expected fluctuations.

Research and development expenses were $228,576 for the quarter ended December 31, 2019, compared to $125,413 for the same period in the prior year, an increase of $103,163, or 82%. Research and development expenses were $380,730 for the six months ended December 31, 2019, compared to $226,211 for the same period in the prior year, an increase of $154,519, or 68%. In-house research and development and certain internal functions not directly related to customer engagements are classified as research and development expenses with the majority of our engineering, research and development activities being consumed in revenue generating engagements with our customers for the development of their products. During the quarter ended December 31, 2019 we had a larger staff of engineering personnel and a greater amount of our engineering personnel time was consumed in internal research and development activities; the product of which we believe will benefit various engineering design projects involving specialized fixturing and illumination features.

Selling, general and administrative expenses were $2,148,806 for the six months ended December 31, 2019, compared to $1,016,405 for the same period in the prior year, an increase of $1,132,401, or 111%. The increase in the six months ended December 31, 2019, compared to the same quarter of the prior fiscal year was primarily due to the addition of $598,078 of selling, general and administrative expenses incurred by our Ross Optical division. Non-Ross selling, general and administrative expenses reflect a $42,999 increase in stock-based compensation and service fees in the six months ended December 31, 2019 compared to the same period of the prior year, and a $491,322 increase in compensation to existing and newly hired employees.

Selling, general and administrative expenses were $1,240,961 for the quarter ended December 31, 2019, compared to $355,916 for the same period in the prior year, an increase of $885,045, or 249%. The increase in the quarter ended December 31, 2019, compared to the same quarter of the prior fiscal year was primarily due to the addition of $325,987 of selling, general and administrative expenses incurred by our Ross Optical division. Non-Ross selling, general and administrative expenses reflect a $264,478 increase in stock-based compensation and service fees in the quarter ended December 31, 2019 compared to the same period of the prior year, and a $294,581 increase in compensation to existing and newly hired employees.

Liquidity and Capital Resources

We have sustained recurring net losses for several years. During the year ended June 30, 2019 and the six months ended December 31, 2019 we incurred net losses of $614,871 and $636,935, respectively. As a result of our acquisition of the Ross Optical division, our revenue, gross margin and components of our working capital have increased. At December 31, 2019 cash was $347,858, accounts receivables were $2,000,048 and current liabilities were $2,021,535, including $388,506 of customer advances received for future order deliveries.

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

Capital equipment expenditures and additional patent costs during the six months ended December 31, 2019 and 2018 were $56,914 and $76,184, respectively. Future capital equipment expenditures will be dependent upon the type and amount of future sales revenue and the needs of on-going research and development efforts.

We have contractual cash commitments related to open purchase orders as of December 31, 2019 of approximately $976,440, plus a $9,835 commitment remaining under a five-year capital lease obligation for the acquisition of equipment and $145,428 commitment remaining under a three-year facility lease relating the Ross Optical division in El Paso, Texas (see Note 3. Lease Obligations). We have no other contractual cash commitments since leased facilities are currently on a month-to-month basis.

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

Item 4. Controls and Procedures.

Management’s Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and our Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures, including internal control over financial reporting, were not effective as of December 13, 2019, to ensure the information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended (i) is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are intended to be designed to provide reasonable assurance that such information is accumulated and communicated to our management. Based on this evaluation, our management concluded that our internal control over financial reporting was not effective as of December 31, 2019.

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

We believe that the step outlined above strengthens our internal control over financial reporting and mitigates the material weakness described above. As part of our assessment of internal control over financial reporting for the fiscal year ended June 30, 2019, our management has evaluated this additional control and has determined that it is operating effectively.

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

To address and remediate the material weakness in internal control over financial reporting described above, beginning in the quarter ended September 30, 2009 and continuing through the quarter ended December 31, 2019, we implemented processes to improve our inventory controls and documentation surrounding inventory valuation for overhead rates, and performed procedures to ensure that the pricing of inventory items was consistent with the supporting documentation. We believe that the step outlined above strengthens our internal control over financial reporting and mitigates the material weakness described above.

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

We depend on the availability of certain key supplies and services that are available from only a few sources and we may experience difficulty with certain suppliers due to the recent coronavirus outbreak in China and we may have difficulty finding alternative sources of these supplies or services.

We source certain key supplies to develop and manufacture our products, particularly our precision grade optical glass, which is available from only a few sources, in China. Due to the recent coronavirus outbreak in China in December 2019, we may experience difficulties with certain suppliers. Our business could be affected if we become unable to procure these essential materials and services in adequate quantities and at acceptable prices. We are always evaluating our suppliers and alternative sources. If we experience a shortage of certain supplies and are unable to find an alternative source, our financial condition and results of operations could be adversely affected.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

We did not issue unregistered securities during the quarter ended December 31, 2019.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit	Description

2.1	Asset Purchase Agreement between the Company and Optometrics Corporation, dated January 18, 2008 (included as Exhibit 2.1 to the Form 8-K filed January 25, 2008, and incorporated herein by reference).

3.1	Articles of Organization of Precision Optics Corporation, Inc., as amended (included as Exhibit 3.1 to the Form SB-2 filed March 16, 2007, and incorporated herein by reference).

3.2	Bylaws of Precision Optics Corporation, Inc. (included as Exhibit 3.2 to the Form S-1 filed December 18, 2008, and incorporated herein by reference).

3.3	Articles of Amendment to the Articles of Organization of Precision Optics Corporation, Inc., dated November 25, 2008 and effective December 11, 2008 (included as Exhibit 3.1 to the Form 8-K filed December 11, 2008, and incorporated herein by reference).

3.4	Amended and Restated Bylaws of Precision Optics Corporation, Inc. (included as Exhibit 3.1 to the Current Report on Form 8-K filed July 11, 2014, and incorporated herein by reference).

10.1	Precision Optics Corporation, Inc. 2011 Equity Incentive Plan, dated October 13, 2011 (included as Exhibit 10.2 to Form S-8 filed October 14, 2011, and incorporated herein by reference.)

10.2	Precision Optics Corporation, Inc. Amended 2011 Equity Incentive Plan, dated October 14, 2011, as amended on April 16, 2015 (included as Exhibit 10.1 to the Company’s Registration Statement on Form S-8 filed April 20, 2015, and incorporated herein by reference).

10.3	Consulting Agreement by and between the Company and Donald A. Major, dated June 15, 2016 (included as Exhibit 10.1 to the Form 8-K filed on June 23, 2016, and incorporated herein by reference).

10.4	Form of Securities Purchase Agreement, by and among the Company and the Investors, dated November 22, 2016 (included as Exhibit 10.1 to the Form 8-K filed November 29, 2016, and incorporated herein by reference).

10.5	Form of Registration Rights Agreement, by and among the Company and the Investors, dated November 22, 2016 (included as Exhibit 10.2 to the Form 8-K filed on November 29, 2016, and incorporated herein by reference).

10.6	Form of Securities Purchase Agreement, by and the Company and the Investors, dated August 22, 2017 (included as Exhibit 10.1 to the Form 8-K filed on August 25, 2017, and incorporated herein by reference).

10.7	Form of Registration Rights Agreement, by and among the Company and the Investors, dated August 22, 2017 (included as Exhibit 10.2 to the Form 8-K filed on August 25, 2017, and incorporated herein by reference).

10.8	Compensation Agreement, by and between the Company and Joseph N. Forkey, dated August 2, 2018 (included as Exhibit 10.1 to the Form 8-K filed on August 3, 2018, and incorporated herein by reference).

10.9	Offer letter by and between the Company and Donald A. Major, dated August 2, 2018 (included as Exhibit 10.9 to the Form 10-K filed on September 27, 2018, and incorporated herein by reference).

10.10	Form of Securities Purchase Agreement by and among the Company and the Investors, dated October 16, 2018 (included as Exhibit 10.1 to the Form 8-K filed on October 18, 2018, and incorporated herein by reference).

10.11	Form of Registration Rights Agreement by and among the Company and the Investors, dated October 16, 2018 (included as Exhibit 10.2 to the Form 8-K filed on October 18, 2018, and incorporated herein by reference).

10.12†+	Asset Purchase Agreement dated July 1, 2019, between Precision Optics Corporation, Inc. and Ross Optical Industries, Inc. and the shareholders (included as Exhibit 10.1 to the Form 8-K filed on July 8, 2019, and incorporated herein by reference).

10.13	Form of Purchase Agreement, by and among Precision Optics Corporation, Inc. and several Investors, dated July 1, 2019 (included as Exhibit 10.2 to the Form 8-K filed on July 8, 2019, and incorporated herein by reference).

10.14	Form of Registration Rights Agreement, by and among Precision Optics Corporation, Inc. and several Investors, dated July 1, 2019 (included as Exhibit 10.3 to the Form 8-K filed on July 8, 2019, and incorporated herein by reference).

10.15	Employment Agreement, by and among Precision Optics Corporation. Inc. and Divaker Mangadu, dated July 1, 2019 (included as Exhibit 10.4 to the Form 8-K filed on July 8, 2019, and incorporated herein by reference).

10.16†	Employment Agreement, by and among Precision Optics Corporation, Inc. and Jeff DiRubio, dated April 26, 2019 (included as Exhibit 10.16 to the annual report on Form 10-K filed on September 26, 2019, and incorporated herein by reference).

10.17+	Lease Agreement, by and among Precision Optics Corporation, Inc. and Texzona Industries Ltd. dated July 1, 2019 (included as Exhibit 10.17 to the annual report on Form 10-K filed on September 26, 2019, and incorporated herein by reference).

10.18*	Employment Offer Letter Daniel S. Habhegger, dated December 2, 2019.

14.1	Precision Optics Corporation, Inc. Corporate Code of Ethics and Conduct (included as Exhibit 14.1 to the Form 10-K filed September 28, 2008, and incorporated herein by reference).

31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

†	Certain portions of the agreement have been omitted to preserve the confidentiality of such information. The Company will furnish copies of any such information to the SEC upon request.

+	The schedules to agreement have been omitted from this filing pursuant to Item 601(a)(5) of Regulation S-K. The Company will furnish copies of any such schedules to the SEC upon request.

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

PRECISION OPTICS CORPORATION, INC.

Date: February 13, 2020	By:	/s/ Joseph N. Forkey
Joseph N. Forkey
Chief Executive Officer (Principal Executive Officer)

Date: February 13, 2020	By:	/s/ Daniel S. Habhegger
Daniel S. Habhegger
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

