Form 10-Q
period 2020-03-31
PRECISION OPTICS CORPORATION, INC.
filed 2020-05-14
CIK 867840

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

or

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

The number of shares outstanding of the issuer’s common stock, par value $0.01 per share, at May 14, 2020 was 13,191,789 shares.

PRECISION OPTICS CORPORATION, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31, 2020	June 30, 2019
ASSETS
Current Assets:
Cash and cash equivalents	$632,131	$2,288,426
Accounts receivable (net of allowance for doubtful accounts of $247,701 and $246,953 at March 31, 2020 and June 30, 2019, respectively)	1,479,077	2,165,107
Inventories	2,167,523	1,734,604
Prepaid expenses	131,279	180,336
Total current assets	4,410,010	6,368,473

Fixed Assets:
Machinery and equipment	2,905,516	2,748,715
Leasehold improvements	724,680	668,446
Furniture and fixtures	178,640	168,450
	3,808,836	3,585,611
Less—Accumulated depreciation and amortization	3,278,054	3,202,605
Net Fixed Assets	530,782	383,006

Operating lease right-to-use asset	132,000	–
Patents, net	86,908	54,087
Goodwill	687,664	687,664

TOTAL ASSETS	$5,847,364	$7,493,230

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of capital lease obligation	$70,436	$9,572
Accounts payable	1,533,342	1,174,263
Customer advances	310,525	450,192
Accrued compensation and other	483,781	533,944
Amount due for business acquisition	–	1,443,341
Operating lease liability	56,196	–
Total Current Liabilities	2,454,280	3,611,312

Capital lease obligation, net of current portion	38,001	5,027
Acquisition earn out liability	500,000	500,000
Operating lease liability	75,804	–

Stockholders’ Equity:
Common stock, $0.01 par value: 50,000,000 shares authorized; issued and outstanding – 12,991,789 shares at March 31, 2020 and 12,071,139 shares at June 30, 2019	129,918	120,712
Additional paid-in capital	49,389,419	48,893,172
Accumulated deficit	(46,740,058)	(45,636,993)
Total stockholders’ equity	2,779,279	3,376,891

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,847,364	$7,493,230

The accompanying notes are an integral part of these consolidated interim financial statements.

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED

March 31, 2020 AND 2019

(UNAUDITED)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2020	2019	2020	2019
Revenues	$2,374,584	$1,386,454	$7,686,330	$4,423,763

Cost of goods sold	1,557,565	930,518	4,977,255	3,149,598
Gross profit	817,019	455,936	2,709,075	1,274,165

Research and development expenses, net	319,875	121,640	700,605	347,851
Selling, general and administrative expenses	962,591	414,475	3,111,397	1,430,880
Total operating expenses	1,282,466	536,115	3,812,002	1,778,731

Operating loss	(465,447)	(80,179)	(1,102,927)	(504,566)

Interest income (expense)	(683)	(304)	(138)	(1,150)

Net Loss	$(466,130)	$(80,483)	$(1,103,065)	$(505,716)

Loss Per Share:
Basic and diluted	$(0.04)	$(0.01)	$(0.09)	$(0.04)

Weighted Average Common Shares Outstanding:
Basic and diluted	12,982,494	12,020,328	12,898,004	11,294,902

The accompanying notes are an integral part of these consolidated interim financial statements.

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED

March 31, 2020 AND 2019

(UNAUDITED)

	Nine Month Period Ended March 31, 2020
	Number of Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity

Balance, July 1, 2019	12,071,139	$120,712	$48,893,172	$(45,636,993)	$3,376,891
Issuance of common stock in private placement	760,000	7,600	17,400	–	25,000
Proceeds from exercise of stock options	12,500	125	8,550	–	8,675
Issuance of common stock for services	25,000	250	44,750	–	45,000
Stock-based compensation	–	–	76,505	–	76,505
Net loss	–	–	–	(86,110)	(86,110)
Balance, September 30, 2019	12,868,639	128,687	49,040,377	(45,723,103)	3,445,961

Exercise of stock options net of 3,592 shares withheld	11,408	114	(114)	–	–
Stock-based compensation	–	–	274,706	–	274,706
Net loss	–	–	–	(550,825)	(550,825)
Balance, December 31, 2019	12,880,047	128,801	49,314,969	(46,273,928)	3,169,842

Issuance of common stock for services	100,000	1,000	(1,000)	–	–
Exercise of stock options net of 8,258 shares withheld	11,742	117	(117)	–	–
Stock-based compensation	–	–	75,567	–	75,567
Net loss	–	–	–	(466,130)	(466,130)
Balance, March 31, 2020	12,991,789	$129,918	$49,389,419	$(46,740,058)	$2,779,279

	Nine Month Period Ended March 31, 2019
	Number of Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity

Balance, July 1, 2018	10,197,139	$101,972	$45,484,186	$(45,022,122)	$564,036
Issuance of common stock for services	100,000	1,000	(1,000)	–	–
Stock-based compensation	–	–	342,984	–	342,984
Net loss	–	–	–	(299,285)	(299,285)
Balance, September 30, 2018	10,297,139	102,972	45,826,170	(45,321,407)	607,735

Private placement of common stock, net of issuance costs of $23,000	1,600,000	16,000	1,961,000	–	1,977,000
Stock-based compensation	–	–	10,228	–	10,228
Net loss	–	–	–	(125,948)	(125,948)
Balance, December 31, 2018	11,897,139	118,972	47,797,398	(45,447,355)	2,469,015

Issuance of common stock for services	100,000	1,000	(1,000)	–	–
Exercise of stock options	41,000	410	28,965	–	29,375
Adjust common stock issuance costs to actual	–	–	10,750	–	10,750
Stock-based compensation	–	–	2,891	–	2,891
Net loss	–	–	–	(80,483)	(80,483)
Balance, March 31, 2019	12,038,139	$120,382	$47,839,004	$(45,527,838)	$2,431,548

The accompanying notes are an integral part of these consolidated interim financial statements.

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED

March 31, 2020 AND 2019

(UNAUDITED)

	Nine Months Ended March 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(1,103,065)	$(505,716)
Adjustments to Reconcile Net Loss to Net Cash Used In Operating Activities -
Depreciation and amortization	75,449	23,482
Stock-based compensation expense	426,778	356,103
Non-cash consulting expense	45,000	–
Changes in Operating Assets and Liabilities -
Accounts receivable, net	686,030	(29,905)
Inventories	(432,919)	14,222
Prepaid expenses	49,057	(68,447)
Accounts payable	359,079	(59,721)
Customer advances	(139,667)	(598,914)
Accrued compensation and other	(50,163)	(85,236)
Net Cash Used In Operating Activities	(84,421)	(954,132)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash Paid for Business Acquisition	(1,443,341)	–
Additional patent costs	(32,821)	(2,532)
Purchases of property and equipment	(110,012)	(111,766)
Net Cash Used In Investing Activities	(1,586,174)	(114,298)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of capital lease obligation	(19,375)	(6,666)
Gross proceeds from private placement of common stock	25,000	2,000,000
Gross proceeds from exercise of stock options	8,675	29,375
Private placement expense paid	–	(4,250)
Net Cash Provided From Financing Activities	14,300	2,018,459

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,656,295)	950,029
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,288,426	402,738

CASH AND CASH EQUIVALENTS, END OF PERIOD	$632,131	$1,352,767

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$–	$912

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING AND INVESTING ACTIVITIES:
Offering Costs Included in Accrued Liabilities	$23,000	$8,000
Acquisition of Manufacturing Equipment Under Capital Lease	$113,213	$–

The accompanying notes are an integral part of these consolidated interim financial statements.

PRECISION OPTICS CORPORATION, INC.

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Operations

The accompanying consolidated financial statements include the accounts of Precision Optics Corporation, Inc. and its wholly owned subsidiaries (the “Company”). All significant intercompany accounts and transactions have been eliminated in consolidation.

These consolidated financial statements have been prepared by the Company, without audit, and reflect normal recurring adjustments which, in the opinion of management, are necessary for a fair statement of the results of the third quarter and nine months of the Company’s fiscal year 2020. These consolidated financial statements do not include all disclosures associated with annual consolidated financial statements and, accordingly, should be read in conjunction with footnotes contained in the Company’s consolidated financial statements for the year ended June 30, 2019, together with the Report of Independent Registered Public Accounting Firm filed under cover of the Company’s 2019 Annual Report on Form 10-K, filed with the Securities and Exchange Commission on September 26, 2019.

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

Income (Loss) Per Share

Basic income (loss) per share is computed by dividing net income or net loss by the weighted average number of shares of common stock outstanding during the period. Diluted income (loss) per share is computed by dividing net income or net loss by the weighted average number of shares of common stock outstanding during the period, plus the number of potentially dilutive securities outstanding during the period such as stock options and warrants. For the three and nine months ended March 31, 2020 and 2019, the effect of such securities was antidilutive and not included in the diluted calculation because of the net loss generated in these periods.

The following is the calculation of loss per share for the three and nine months ended March 31, 2020 and 2019:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2020	2019	2020	2019
Net Loss - Basic and Diluted	$(466,130)	$(80,483)	$(1,103,065)	$(505,716)

Basic and Dilutive Weighted Average Shares Outstanding	12,982,494	12,020,328	12,898,004	11,294,902

Loss Per Share - Basic and Diluted	$(0.04)	$(0.01)	$(0.09)	$(0.04)

The number of shares issuable upon the exercise of outstanding stock options and warrants that were excluded from the computation as their effect was antidilutive was approximately 2,072,800 and 1,462,000 for the three and nine months ended March 31, 2020 and 2019, respectively.

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

Goodwill and Patents

Long-lived assets such as goodwill and patents are capitalized when acquired and reviewed for impairment whenever events or changes in circumstances indicate that the book value of the asset may not be recoverable. Impairment of the carrying value of long-lived assets such as goodwill and patents would be indicated if the best estimate of future undiscounted cash flows expected to be generated by the asset grouping is less than its carrying value. If an impairment is indicated, any loss is measured as the difference between estimated fair value and carrying value and is recognized in operating income or loss. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. No such impairments of goodwill or patents have been estimated by management as of March 31, 2020.

Accounting Pronouncements Recently Adopted

On July 1, 2019, the Company adopted ASU 2016-02, Topic 842 – Leases. Refer to Note 3 for further information.

2.	INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out) and net realizable value and consisted of the following:

	March 31, 2020	June 30, 2019
Raw Materials	$651,939	$578,856
Work-In-Progress	743,100	409,019
Finished Goods	772,484	746,729
Total Inventories	$2,167,523	$1,734,604

3.	LEASE OBLIGATIONS

The Company entered into a five-year capital lease obligation in January 2016 for the acquisition of manufacturing equipment totaling $51,252. In January 2020 the Company entered into a five-year capital lease and a twelve-month operating lease for $47,750 and $65,463 respectively for the acquisition of manufacturing equipment.

In February 2016, FASB issued ASU 2016-02, “Leases” (Topic 842). ASU 2016-02 requires the recognition of lease asset and lease liabilities by lessees for those leases currently classified as operating leases with terms greater than twelve months and make certain changes to the accounting for lease expenses. The Company adopted this standard effective July 1, 2019 and has reflected its impact upon the El Paso, Texas facility operating lease entered into on July 1, 2019 in connection with the Ross Optical acquisition. The facility lease is a three-year operating lease obligation with total remaining minimum lease payments of $139,791 at March 31, 2020. Total rent expense including base rent and common area expenses were $15,190 and $45,571 during the three and nine months ended March 31, 2020, respectively. Included in the accompanying balance sheet at March 31, 2020 is a right-of-use asset of $132,000 and current and long-term right-of-use operating lease liabilities of $56,196 and $75,804, respectively.

At March 31, 2020, future minimum lease payments under the capital lease and operating lease obligations are as follows:

Fiscal Year Ending June 30:	Capital Leases	Operating Lease
2020	$21,748	$15,190
2021	54,593	61,779
2022	11,280	62,822
2023	11,280	–
2024	11,280	–
2025	6,580	–
Total Minimum Payments	116,761	$139,791
Less: amount representing interest	8,324
Present value of minimum lease payments	108,437
Less: current portion	70,436
	$38,001

4.	STOCK-BASED COMPENSATION

The following table summarizes stock-based compensation expense for the three and nine months ended March 31, 2020 and 2019:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2020	2019	2020	2019
Cost of Goods Sold	$11,233	$–	$33,699	$–
Research and Development	21,346	2,411	46,714	7,233
Selling, General and Administrative	42,988	480	346,365	348,870
Stock Based Compensation Expense	$75,567	$2,891	$426,778	$356,103

No compensation has been capitalized because such amounts would have been immaterial.

The following tables summarize stock option activity for the nine months ended March 31, 2020:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Life
Outstanding at June 30, 2019	1,819,500	$0.87	7.05 years
Granted	315,000
Exercised	(47,500)
Expired or Cancelled	(14,200)
Outstanding at March 31, 2020	2,072,800	$0.95	6.82 years

Information related to the stock options outstanding as of March 31, 2020 is as follows:

Range of Exercise Prices	Number of Shares	Weighted- Average Remaining Contractual Life (years)	Weighted- Average Exercise Price	Exercisable Number of Shares	Exercisable Weighted- Average Exercise Price
$0.27	40,000	1.29	$0.27	40,000	$0.27
$0.48	60,000	6.00	$0.48	60,000	$0.48
$0.50	100,000	5.22	$0.50	100,000	$0.50
$0.55	44,000	3.96	$0.55	44,000	$0.55
$0.70	100,000	8.35	$0.70	100,000	$0.70
$0.73	786,000	6.56	$0.73	786,000	$0.73
$0.85	6,000	2.76	$0.85	6,000	$0.85
$0.90	36,000	4.19	$0.90	36,000	$0.90
$1.20	207,800	1.92	$1.20	207,800	$1.20
$1.25	45,000	1.25	$1.25	-	$-
$1.30	478,000	9.20	$1.30	-	$-
$1.42	100,000	9.45	$1.42	-	$-
$1.50	70,000	9.96	$1.50	70,000	$1.50
$0.27–$1.50	2,072,800	6.82	$0.95	1,449,800	$0.79

The aggregate intrinsic value of the Company’s “in-the-money” outstanding and exercisable options as of the three and nine months ended March 31, 2020 was $941,830 and $887,280, respectively.

Common Stock Award

On August 2, 2018, the Company awarded its Chief Executive Officer 300,000 shares of common stock for services performed through June 30, 2018. The fair market value of the 300,000 shares on the award date equal to $210,000 has been recorded as general and administrative stock-based compensation expense in the quarter ended September 30, 2018. As of March 31, 2020, all 300,000 shares have been issued.

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

The Company disaggregates revenues by product and service types as it believes it best depicts how the nature, amount, timing and uncertainty of revenues and cash flows are affected by economic factors. Revenues are comprised of the following for the three and nine months ended March 31, 2020 and 2019:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2020	2019	2020	2019
Engineering Design Services	$210,065	$61,833	$1,098,234	$892,472
Optical Components	1,479,322	250,405	4,428,409	774,429
Medical Device Products and Assemblies	685,197	1,074,216	2,159,687	2,756,862
Total Revenues	$2,374,584	$1,386,454	$7,686,330	$4,423,763

Contract Assets and Liabilities

The nature of the Company’s products and services does not generally give rise to contract assets as it typically does not incur costs to fulfill a contract before a product or service is provided to a customer. The Company’s costs to obtain contracts are typically in the form of sales commissions paid to employees. The Company has elected to expense sales commissions associated with obtaining a contract as incurred as the amortization period is generally less than one year. These costs have been recorded in selling, general and administrative expenses. As of March 31, 2020, there were no contract assets recorded in the Company’s Consolidated Balance Sheets.

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

Contract liabilities, which were recorded as customer advances in the Company’s Consolidated Balance Sheets, and unearned revenue are comprised of the following:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2020	2019	2020	2019
Contract liabilities, beginning of period	$388,506	$294,650	$450,192	$857,842
Unearned revenue received from customers	41,874	61,928	334,893	81,684
Revenue recognized	(119,855)	(97,650)	(474,560)	(680,598)
Contract liabilities, end of period	$310,525	$258,928	$310,525	$258,928

6.	BUSINESS ACQUISITION

On July 1, 2019 the Company acquired the operating assets of Ross Optical Industries, Inc. of El Paso, Texas, a supplier of custom and catalogue optical components sourced through an extensive network of worldwide specialized vendors and sold for industrial, military and medical applications. The acquisition had an effective date of June 1, 2019. All of Ross’ results of operations are included in our financial statements for the three- and nine-month periods ended March 31, 2020.

Consolidated unaudited actual and pro forma results of operations for the Company are presented below assuming that the acquisition of the Ross Optical division had occurred on July 1, 2018. Pro forma operating results include net adjustments resulting from the acquisition transaction.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2020	2019	2020	2019
	(Actual)	(Pro Forma)	(Actual)	(Pro Forma)
Revenues	$2,374,584	$2,413,438	$7,686,330	$7,348,803
Net income (loss)	(466,130)	75,430	(1,103,065)	163,828
Income (loss) per share
Basic	$(0.04)	$0.01	$(0.09)	$0.01
Fully diluted	$(0.04)	$0.01	$(0.09)	$0.01

Pro forma financial information is not necessarily indicative of the Company’s actual results of operations if the acquisition had been completed at the date indicated, nor is it necessarily an indication of future operating results. Amounts do not include any operating efficiencies or cost saving that the Company believes may become achievable over time.

7.	COVID-19 PANDEMIC

The world-wide COVID-19 pandemic that began during the quarter ended March 31, 2020 and the domestic and international impact of policy decisions being made in major countries around the world has had, and is expected to have, an adverse impact on the Company’s sources of supply, current and future orders from the Company’s customers, collection of amounts owed to it from its customers, the Company’s internal operating procedures, and the Company’s overall financial condition. While the Company and many of its medical device and defense contracting customers continue to operate as essential businesses, the Company has taken various actions to augment its operating and human resource policies and procedures to guard against the potential health hazards of COVID-19. These augmented procedures can have a negative impact on the Company’s operational efficiencies. The Company sources various components from overseas suppliers throughout Asia, including China. The Company has experienced supply disruptions and customer delays, which it believes were the result of the COVID-19 pandemic and related economic slow-down. Given the uncertainty surrounding the continuation of economic slow-downs domestically and abroad, the Company cannot predict with certainty at this time what the future impact of COVID-19 and resulting business and economic policies in the US and abroad will be on its upcoming quarterly fiscal operating results.

8.	SUBSEQENT EVENT

On April 14, 2020, the Company entered into agreements with accredited investors for the sale and purchase of 200,000 shares of its common stock, $0.01 par value at a purchase price of $1.25 per share. The Company received $250,000 in gross proceeds from the offering. The Company entered into this stock offering transaction in order to enhance its financial condition given uncertainties surrounding the COVID-19 pandemic and its potential impact on domestic and international sources of supply as well as the financial condition of its customers and the status of existing and future sales orders from them. The agreements also provide for the investors to receive additional shares of our common stock in the event the Company closes a subsequent offering of its common stock at a purchase price lower than $1.25 per share before April 14, 2021. The additional shares each investor would receive would be equal to the difference between the number of shares that would have been received at the reduced purchase price and the number of shares received at the $1.25 purchase price. The Company intends to use the proceeds from this placement for general working capital purposes.

In conjunction with the placement, the Company also entered into a registration rights agreement with the investors, whereby it is obligated to file a registration statement with the Securities Exchange Commission on or before 120 calendar days after April 14, 2020 to register the resale by the investors of 200,000 shares of our common stock purchased in the placement.

On May 6, 2020, the Company received loan proceeds in the amount of $808,962 under the Paycheck Protection Program, or PPP, from Bank of America. The PPP, established as part of the Coronavirus Aid, Relief and Economic Security Act, or CARES Act, provides for loans to qualifying businesses for amounts up to 2.5 times of the average monthly payroll expenses of the qualifying business. The loans and accrued interest are forgivable after eight weeks as long as the Company uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and we maintain our payroll levels. The amount of loan forgiveness will be reduced if the Company terminates employees or reduces salaries during the eight-week period.

The unsecured loan, which is in the form of a note dated May 6, 2020, matures on May 6, 2022 and bears interest at a rate of 1% per annum, payable monthly commencing on December 6, 2020. The note may be prepaid at any time prior to maturity with no prepayment penalties. The Company intends to use the loan amount for eligible purposes, such as payroll expenses. While the Company currently believes that its use of the loan proceeds will meet the conditions for forgiveness of the loan, the Company cannot assure that it will be eligible for forgiveness, in whole or in part.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and notes to those statements included elsewhere in this Quarterly Report on Form 10-Q for the quarter and nine months ended March 31, 2020 and with our audited consolidated financial statements for the year ended June 30, 2019 included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on September 26, 2019.

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

Effective June 1, 2019 we acquired the operating assets of Ross Optical Industries, Inc. of El Paso, Texas, which we began operating as a division of our Company beginning on that date. The accompanying financial statements include the results of operations of the Ross Optical division for the entire nine and three-month periods ended March 31, 2020 and the assets and liabilities of the division as of June 30, 2019 and March 31, 2020. The acquisition of the assets of Ross Optical Industries effective June 1, 2019 expands our optics components and assemblies business. All products supplied by Ross Optical include a custom or catalog optic, which is sourced through Ross Optical’s extensive domestic and worldwide network of optical fabrication companies. Most systems make use of optical lenses, prisms, mirrors and windows and range from individual optical components to complex mechano-optical assemblies. Products often include thin film optical coatings that are applied using the in-house coating department. Approximately 75% of Ross Optical revenues are from customers in the United States, 8% from Western Europe and 7% from Canada during the nine months ended March 31, 2020. Ross Optical’s sales are mostly resale of specialized optical components with the remainder being assemblies. Ross Optical does not perform revenue generating engineering services or internal research and development. The majority of Ross Optical sales are for industrial applications with the remainder split between military and medical device products.

The Management Discussion and Analysis which follows is based on the financial condition and results of operations of our Company including the operating results for the three- and nine-month periods ended March 31, 2020 and the balance sheet as of June 30, 2019 and March 31, 2020 of our new division Ross Optical.

Our business is the design and manufacture of high-quality medical devices. Approximately 12% of our revenue in the nine months ended March 31, 2020 is from the design, manufacture and resale of optical products for military and defense and 31% is from other industrial, non-medical products. Our medical instrumentation line and unique design and manufacturing capabilities include traditional endoscopes and endocouplers as well as other custom imaging and illumination products for use in minimally invasive surgical procedures. We design and manufacture 3D endoscopes and very small Microprecision™ lenses, assemblies and complete medical devices to meet the surgical community’s continuing demand for smaller, disposable, and more enhanced imaging systems for minimally invasive surgery.

We are registered to the ISO 9001:2015 and ISO 13485:2016 Quality Standards and comply with the FDA Good Manufacturing Practices and the European Union Medical Device Directive for CE marking of our medical products.

Our internet websites are www.poci.com and www.rossoptical.com. Information on our website is not intended to be integrated into this report. Investors and others should note that we announce material financial information using our company websites (www.poci.com; www.rossoptical.com), our investor relations website, SEC filings, press releases, public conference calls and webcasts. Information about Precision Optics, our business, and our results of operations may also be announced by posts on the following social media channels:

•	Ross Optical's LinkedIn page (www.linkedin.com/company/ross-optical-industries/)
•	Ross Optical's Twitter feed (http://twitter.com/rossoptical)

The information that we post on these social media channels could be deemed to be material information. Therefore, we encourage investors, the media, and others interested in Precision Optics to review the information that we post on these social media channels. These social media channels may be updated from time to time on Precision Optics’ investor relations website. The information on, or accessible through, our websites and social media channels is not incorporated by reference in this Quarterly Report on Form 10-Q.

The markets in which we do business are highly competitive and include both foreign and domestic competitors. Many of our competitors are larger and have substantially greater resources than we do. Furthermore, other domestic or foreign companies, some with greater financial resources than we have, may seek to produce products or services that compete with ours. We routinely outsource specialized production efforts as required to obtain the most cost-effective production. Over the years and through the acquisition of the Ross Optical division in June 2019, we have developed extensive experience collaborating with other optical specialists worldwide.

We believe that our future success depends to a large degree on our ability to develop new optical products and services to enhance the performance characteristics and methods of manufacture of existing products. Accordingly, we expect to continue to seek and obtain product-related design and development contracts with customers and to selectively invest our own funds on research and development, particularly in the areas of Microprecision™ optics, micro medical cameras, illumination, single-use endoscopes and 3D endoscopes.

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

For the nine months ended March 31, 2020, approximately 23% of our sales were made to our three largest customers representing 10%, 7% and 7% of our total sales, respectively. No other customer accounted for more than 4% our total sales during the nine months ended March 31, 2020. Our three largest customers during the quarter ended March 31, 2020 are all in the medical device industry. One represents engineering service revenue for an early-stage company, and the other two represent production revenue for companies commercializing a cardiovascular endoscope and an ENT scanning device. Each of these three products incorporates our Microprecision™ technologies as enabling design features. In addition to the three largest customers, we made sales to two hundred ninety-three other customers during the nine-month period ended March 31, 2020.

Current sales and marketing activities are intended to broaden awareness of the benefits of our new technology platforms and our successful application of these new technologies to medical device projects requiring surgery-grade visualization from sub-millimeter sized devices and 3D endoscopy, including single-use products and assemblies. We market directly to established medical device companies primarily in the United States that we believe could benefit from our advanced endoscopy visualization systems. Through this direct marketing, referrals, attendance at trade shows and a presence in online professional association websites, we have expanded our on-going pipeline of projects to significant medical device companies as well as well-funded emerging technology companies. We expect our customer pipeline to continue to expand as development projects transition to production orders and new customer projects enter the development phase. Our Ross Optical division markets through existing customers and trade shows, in addition to proactive online marketing strategies executed primarily through its website. We believe there are opportunities to expand the reach of sales activities of our business and that of our new division, Ross Optical, through the gradual integration of some of the sales and marketing resources of the two operations.

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

Results of Operations

Our total revenues for the quarter ended March 31, 2020, were $2,374,584, as compared to $1,386,454 for the same period in the prior year, an increase of $988,130, or 71.3%. Revenues increased during the quarter ended March 31, 2020 compared to the same quarter of the prior year primarily due to the revenues of the Ross Optical division, which were $1,212,805 for the quarter ended March 31, 2020. Our non-Ross revenues decreased by $224,675 during the quarter ended March 31, 2020 from their levels in the same period of the prior year. While the overall sales were negatively impacted by the COVID-19 pandemic, the mix of engineering service, production and component sales were similar between the quarters.

The COVID-19 world-wide pandemic that began during the quarter ended March 31, 2020 and the domestic and international impact of policy decisions being made in major countries around the world has had, and is expected to have, an adverse impact on our sources of supply, current and future orders from our customers, collection of amounts owed to us from our customers, our internal operating procedures, and our overall financial condition. While we and many of our medical device and defense contracting customers continue to operate as essential businesses, we have taken various actions to augment our operating and human resource policies and procedures to guard against the potential health hazards of COVID-19. These augmented procedures can have a negative impact on our operational efficiencies. We source various components from overseas suppliers throughout Asia, including China. During the quarter ended March 31, 2020, certain suppliers from China accelerated shipments to our Ross division in anticipation of pending shutdowns, which had a beneficial effect on our Ross sales. On the other hand, we also had supply disruptions and customer delays during the quarter causing the decrease in non-Ross sales mentioned above, which we believe were the result of the COVID-19 pandemic and related economic slow-down. We continue to communicate as closely as possible with our suppliers and customers to maintain a current perspective on the future effects of COVID-19 on our business. Given the uncertainty surrounding the continuation of economic slow-downs domestically and abroad, we cannot predict with certainty at this time what the future impact of COVID-19 and resulting business and economic policies in the US and abroad will be on our up-coming quarterly fiscal operating results.

Our total revenues for the nine months ended March 31, 2020 were $7,686,330, as compared to $4,423,763 for the same period in the prior year, an increase of $3,262,567, or 73.8%. Revenues increased during the nine months ended March 31, 2020 compared to the same period of the prior year primarily due to the revenues of the Ross Optical division, which were $3,454,493 for the nine months ended March 31, 2020. Our non-Ross revenues decreased by $191,926 during the nine months ended March 31, 2020 from their levels in the same period of the prior year primarily as a result of the COVID-19 pandemic effects on the quarter ended March 31, 2020 as described above. While the overall sales were negatively impacted by the COVID-19 pandemic, the mix of engineering service, production and component sales were similar during the quarters.

Gross profit for the quarter ended March 31, 2020 was $817,019, compared to $455,936 for the same period in the prior year, reflecting an increase of $361,083, or 79.2%. Gross profit for the quarter ended March 31, 2020 as a percentage of our revenues was 34.4%, an increase from the gross profit percentage of 32.9% for the same period in the prior year. Gross profit for the nine months ended March 31, 2020 was $2,709,075, as compared to $1,274,165 for the same period in the prior year, which reflects an increase of $1,434,910 or 112.6%. Gross profit for the nine months ended March 31, 2020 as a percentage of our revenues was 35.2%, an increase from the gross profit percentage of 28.8% for the same period in the prior year. Quarterly gross profit and gross profit percentage depend on a number of factors, including overall sales volume, facility utilization, product sales mix, the costs of engineering services, production start-up costs, challenges in connection with new products, the effects of COVID-19 pandemic policy decisions on various economies and our suppliers and customers, as well as the effects on production efficiencies due to the augmented policies we have incorporated into our operations as a result of the COVID-19 pandemic.

The increase in gross profit dollars and gross profit percentage during the quarter and nine-month period ended March 31, 2020 compared to the same periods of the prior year was primarily due to the inclusion of the Ross Optical division revenue at a higher gross margin percentage than we realize on non-Ross revenues. Ross Optical division revenues generated a gross margin percentage of 48-50% while non-Ross revenue margin was 24.0% for the nine months ended March 31, 2020. The non-Ross gross margin is dependent on a number of factors and is expected to fluctuate from quarter to quarter based on the nature and status of engineering projects. Specifically, periodic margins are impacted by revenue volume, facility utilization, product sales mix, and unanticipated cost over-runs associated with engineering projects, start-up production activities of new products, and the effects of COVID-19 pandemic policy decisions on various economies and our suppliers and customers as well as the effects on production efficiencies of the augmented policies we have incorporated into our operations as a result of the COVID-19 pandemic. During the quarter ended March 31, 2020, a non-Ross engineering service project experienced cost over-runs that negatively impacted gross margins during the period and due to timing of milestone deliverables generated no revenue. The project negatively impacted the consolidated gross margin percentage by 3.3% during the quarter ended March 31, 2020. The cost over-runs resulted from design challenges and issues we are addressing and that we believe will only cause a temporary decrease in total realized gross margins. The remainder of our production and engineering jobs resulted in margins within our targeted range with reasonably expected fluctuations.

Research and development expenses were $319,875 for the quarter ended March 31, 2020, compared to $121,640 for the same period in the prior year, an increase of $198,235, or 163.0%. Research and development expenses were $700,605 for the nine months ended March 31, 2020, compared to $347,851 for the same period in the prior year, an increase of $352,754, or 101.4%. In-house research and development and certain internal functions not directly related to customer engagements are classified as research and development expenses with the majority of our engineering, research and development activities being consumed in revenue generating engagements with our customers for the development of their products. During the quarter ended March 31, 2020 we had a larger staff of engineering personnel and a greater amount of our engineering personnel time was consumed in internal research and development activities; the product of which we believe will benefit various engineering design projects involving specialized fixturing and illumination features.

Selling, general and administrative expenses were $962,591 for the quarter ended March 31, 2020, compared to $414,475 for the same period in the prior year, an increase of $548,116, or 132.2%. The increase in the quarter ended March 31, 2020, compared to the same quarter of the prior fiscal year was due to the addition of $320,888 of selling, general and administrative expenses incurred by our Ross Optical division. Non-Ross selling, general and administrative expenses reflect a $42,508 increase in stock-based compensation and service fees in the quarter ended March 31, 2020 compared to the same period of the prior year, and increases of $184,720 in compensation to existing and newly hired employees, advertising, tradeshows and professional fees.

Selling, general and administrative expenses were $3,111,397 for the nine months ended March 31, 2020, compared to $1,430,880 for the same period in the prior year, an increase of $1,680,517, or 117.4%. The increase in the nine months ended March 31, 2020, compared to the same nine-month period of the prior fiscal year was due to the addition of $919,930 of selling, general and administrative expenses incurred by our Ross Optical division. Non-Ross selling, general and administrative expenses reflect a $2,505 decrease in stock-based compensation and service fees in the nine months ended March 31, 2020 compared to the same period of the prior year, and increases of $763,092 driven by higher compensation to existing and newly hired employees, advertising, tradeshows and professional fees.

Liquidity and Capital Resources

We have sustained recurring net losses for several years. During the year ended June 30, 2019 and the nine months ended March 31, 2020 we incurred net losses of $614,871 and $1,103,065, respectively. As a result of our acquisition of the Ross Optical division, our revenue, gross margin and components of our working capital have increased. At March 31, 2020 cash was $632,131, accounts receivables were $1,479,077 and current liabilities were $2,454,280, including $310,525 of customer advances received for future order deliveries.

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

Although we believe the fundamentals of our operations, business plans and opportunities can generate profitable financial results, the effects of the COVID-19 pandemic have resulted in a reduced level of sales in the quarter ended March 31, 2020 and an increase in our net loss. To enhance our financial condition and our ability to manage future uncertainties resulting from COVID-19 and its effects, in April 2020 we entered into agreements with accredited investors for the sale of 200,000 shares of our common stock at $1.25 per share which generated $250,000 of proceeds available for general working capital purposes.

On May 6, 2020, we received loan proceeds in the amount of $808,962 under the Paycheck Protection Program, or PPP, from Bank of America. The PPP, established as part of the Coronavirus Aid, Relief and Economic Security Act, or CARES Act, provides for loans to qualifying businesses for amounts up to 2.5 times of the average monthly payroll expenses of the qualifying business. The loans and accrued interest are forgivable after eight weeks as long as we use the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and we maintain our payroll levels. The amount of loan forgiveness will be reduced if we terminate employees or reduce salaries during the eight-week period.

The unsecured loan, which is in the form of a note dated May 6, 2020, matures on May 6, 2022 and bears interest at a rate of 1% per annum, payable monthly commencing on December 6, 2020. The note may be prepaid at any time prior to maturity with no prepayment penalties. We intend to use the loan amount for eligible purposes, such as payroll expenses. While we currently believe that our use of the loan proceeds will meet the conditions for forgiveness of the loan, we cannot assure you that it will be eligible for forgiveness, in whole or in part.

Capital equipment expenditures and additional patent costs during the nine months ended March 31, 2020 were $142,833 and we acquired an additional $113,213 of manufacturing equipment under two capitalized leases during the quarter ended March 31, 2020. Future capital equipment expenditures will be dependent upon the type and amount of future sales revenue and the needs of on-going research and development efforts.

We have contractual cash commitments related to open purchase orders as of March 31, 2020 of approximately $830,402, plus a $108,437 commitment remaining under three capital lease obligations for the acquisition of equipment and $139,791 commitment remaining under a three-year facility lease relating the Ross Optical division in El Paso, Texas (see Note 3. Lease Obligations). We have no other contractual cash commitments since other leased facilities are currently on a month-to-month basis.

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

Item 4. Controls and Procedures.

Management’s Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and our Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures, including internal control over financial reporting, were not effective, as of March 31, 2020, to ensure the information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended (i) is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are intended to be designed to provide reasonable assurance that such information is accumulated and communicated to our management. Based on this evaluation, our management concluded that our internal control over financial reporting was not effective as of March 31, 2020.

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

To address and remediate the material weakness in internal control over financial reporting described above, beginning in the quarter ended September 30, 2009 and continuing through the quarter ended March 31, 2020, we implemented processes to improve our inventory controls and documentation surrounding inventory valuation for overhead rates, and performed procedures to ensure that the pricing of inventory items was consistent with the supporting documentation. We believe that the step outlined above strengthens our internal control over financial reporting and mitigates the material weakness described above.

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

Item 1A. Risk Factors.

Other than as described below, there have been no material changes from the risk factors previously disclosed in our annual report on Form 10-K for the fiscal year ended June 30, 2019, as filed with the Securities and Exchange Commission on September 26, 2019, and the quarterly report on Form 10-Q for the quarter ended December 31, 2019, as filed on February 13, 2020.

The COVID-19 world-wide pandemic and the economic effects of governmental entities and commercial business policy decisions relating to it could cause disruptions with our sources of supply and customer orders and their ability to pay amounts owed us.

The COVID-19 world-wide pandemic that began during the quarter ended March 31, 2020 and the domestic and international impact of policy decisions being made in major countries around the world has had, and is expected to have, an adverse impact on our sources of supply, current and future orders from our customers, collection of amounts owed to us from our customers, our internal operating procedures, and our overall financial condition. While we and many of our medical device and defense contracting customers continue to operate as essential businesses, we have taken various actions to augment our operating and human resource policies and procedures to guard against the potential health hazards of COVID-19. These augmented procedures can have a negative impact on our operational efficiencies. We source various components from overseas suppliers throughout Asia, including China. We have experienced supply disruptions and customer delays, which we believe was the result of the COVID-19 pandemic and related economic slow-down. Given the uncertainty surrounding the continuation of economic slow-downs domestically and abroad, we cannot predict with certainty at this time what the future impact of COVID-19 and resulting business and economic policies in the US and abroad will be on our upcoming quarterly fiscal operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On April 14, 2020, we entered into agreements with accredited investors for the sale and purchase of 200,000 shares of our common stock, $0.01 par value at a purchase price of $1.25 per share. We received $250,000 in gross proceeds from the offering. The agreements also provide for the investors to receive additional shares of our common stock in the event we have a subsequent offering of our common stock at a purchase price lower than $1.25 per share before April 14, 2021. The additional shares an investor would receive would be equal to the difference between the number of shares that would have been received at the reduced purchase price and the number of shares received at the $1.25 purchase price. We intend to use the proceeds from this placement for general working capital purposes.

In conjunction with the placement, we also entered into a registration rights agreement with the investors, whereby we are obligated to file a registration statement with the Securities Exchange Commission on or before 120 calendar days after April 14, 2020 to register the resale by the investors of 200,000 shares of our common stock purchased in the placement.

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

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On April 14, 2020, we entered into agreements with accredited investors for the sale and purchase of 200,000 shares of our common stock, $0.01 par value at a purchase price of $1.25 per share. We received $250,000 in gross proceeds from the offering. The agreements also provide for the investors to receive additional shares of our common stock in the event we close a subsequent offering of our common stock at a purchase price lower than $1.25 per share before April 14, 2021. The additional shares an investor would receive would be equal to the difference between the number of shares that would have been received at the reduced purchase price and the number of shares received at the $1.25 purchase price. We intend to use the proceeds from this placement for general working capital purposes.

In conjunction with the placement, we also entered into a registration rights agreement with the investors, whereby we are obligated to file a registration statement with the Securities Exchange Commission on or before 120 calendar days after April 14, 2020 to register the resale by the investors of 200,000 shares of our common stock purchased in the placement.

On May 6, 2020, we received loan proceeds in the amount of $808,962 under the Paycheck Protection Program, or PPP, from Bank of America. The PPP, established as part of the Coronavirus Aid, Relief and Economic Security Act, or CARES Act, provides for loans to qualifying businesses for amounts up to 2.5 times of the average monthly payroll expenses of the qualifying business. The loans and accrued interest are forgivable after eight weeks as long as we use the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and we maintain our payroll levels. The amount of loan forgiveness will be reduced if we terminate employees or reduce salaries during the eight-week period.

The unsecured loan, which is in the form of a note dated May 6, 2020, matures on May 6, 2022 and bears interest at a rate of 1% per annum, payable monthly commencing on December 6, 2020. The note may be prepaid at any time prior to maturity with no prepayment penalties. We intend to use the loan amount for eligible purposes, such as payroll expenses. While we currently believe that our use of the loan proceeds will meet the conditions for forgiveness of the loan, we cannot assure you that it will be eligible for forgiveness, in whole or in part.

One of our largest customers has delayed deliveries on its existing orders for endoscopes manufactured by us, due to the impact of COVID-19. In response to the elimination of elective surgeries over the last several months we have agreed with our customer to reduce monthly deliveries from 75 units a month to 20 units per month from May 1, 2020 until February 28, 2021. This reduction will have a revenue impact of approximately $190,000 per quarter. We anticipate that delivery rates will return back to the original contract levels of 75 units per month in the third fiscal quarter of 2021. The total number of units on the purchase order remains unchanged.

Item 6. Exhibits.

Exhibit	Description

2.1	Asset Purchase Agreement between the Company and Optometrics Corporation, dated January 18, 2008 (included as Exhibit 2.1 to the Form 8-K filed January 25, 2008, and incorporated herein by reference).

3.1	Articles of Organization of Precision Optics Corporation, Inc., as amended (included as Exhibit 3.1 to the Form SB-2 filed March 16, 2007, and incorporated herein by reference).

3.2	Bylaws of Precision Optics Corporation, Inc. (included as Exhibit 3.2 to the Form S-1 filed December 18, 2008, and incorporated herein by reference).

3.3	Articles of Amendment to the Articles of Organization of Precision Optics Corporation, Inc., dated November 25, 2008 and effective December 11, 2008 (included as Exhibit 3.1 to the Form 8-K filed December 11, 2008, and incorporated herein by reference).

3.4	Amended and Restated Bylaws of Precision Optics Corporation, Inc. (included as Exhibit 3.1 to the Current Report on Form 8-K filed July 11, 2014, and incorporated herein by reference).

10.1	Precision Optics Corporation, Inc. 2011 Equity Incentive Plan, dated October 13, 2011 (included as Exhibit 10.2 to Form S-8 filed October 14, 2011, and incorporated herein by reference.)

10.2	Precision Optics Corporation, Inc. Amended 2011 Equity Incentive Plan, dated October 14, 2011, as amended on April 16, 2015 (included as Exhibit 10.1 to the Company’s Registration Statement on Form S-8 filed April 20, 2015, and incorporated herein by reference).

10.3	Consulting Agreement by and between the Company and Donald A. Major, dated June 15, 2016 (included as Exhibit 10.1 to the Form 8-K filed on June 23, 2016, and incorporated herein by reference).

10.4	Form of Securities Purchase Agreement, by and among the Company and the Investors, dated November 22, 2016 (included as Exhibit 10.1 to the Form 8-K filed November 29, 2016, and incorporated herein by reference).

10.5	Form of Registration Rights Agreement, by and among the Company and the Investors, dated November 22, 2016 (included as Exhibit 10.2 to the Form 8-K filed on November 29, 2016, and incorporated herein by reference).

10.6	Form of Securities Purchase Agreement, by and the Company and the Investors, dated August 22, 2017 (included as Exhibit 10.1 to the Form 8-K filed on August 25, 2017, and incorporated herein by reference).

10.7	Form of Registration Rights Agreement, by and among the Company and the Investors, dated August 22, 2017 (included as Exhibit 10.2 to the Form 8-K filed on August 25, 2017, and incorporated herein by reference).

10.8	Compensation Agreement, by and between the Company and Joseph N. Forkey, dated August 2, 2018 (included as Exhibit 10.1 to the Form 8-K filed on August 3, 2018, and incorporated herein by reference).

10.9	Offer letter by and between the Company and Donald A. Major, dated August 2, 2018 (included as Exhibit 10.9 to the Form 10-K filed on September 27, 2018, and incorporated herein by reference).

10.10	Form of Securities Purchase Agreement by and among the Company and the Investors, dated October 16, 2018 (included as Exhibit 10.1 to the Form 8-K filed on October 18, 2018, and incorporated herein by reference).

10.11	Form of Registration Rights Agreement by and among the Company and the Investors, dated October 16, 2018 (included as Exhibit 10.2 to the Form 8-K filed on October 18, 2018, and incorporated herein by reference).

10.12†+	Asset Purchase Agreement dated July 1, 2019, between Precision Optics Corporation, Inc. and Ross Optical Industries, Inc. and the shareholders (included as Exhibit 10.1 to the Form 8-K filed on July 8, 2019, and incorporated herein by reference).

10.13	Form of Purchase Agreement, by and among Precision Optics Corporation, Inc. and several Investors, dated July 1, 2019 (included as Exhibit 10.2 to the Form 8-K filed on July 8, 2019, and incorporated herein by reference).

10.14	Form of Registration Rights Agreement, by and among Precision Optics Corporation, Inc. and several Investors, dated July 1, 2019 (included as Exhibit 10.3 to the Form 8-K filed on July 8, 2019, and incorporated herein by reference).

10.15	Employment Agreement, by and among Precision Optics Corporation. Inc. and Divaker Mangadu, dated July 1, 2019 (included as Exhibit 10.4 to the Form 8-K filed on July 8, 2019, and incorporated herein by reference).

10.16†	Employment Agreement, by and among Precision Optics Corporation, Inc. and Jeff DiRubio, dated April 26, 2019 (included as Exhibit 10.16 to the annual report on Form 10-K filed on September 26, 2019, and incorporated herein by reference).

10.17+	Lease Agreement, by and among Precision Optics Corporation, Inc. and Texzona Industries Ltd. dated July 1, 2019 (included as Exhibit 10.17 to the annual report on Form 10-K filed on September 26, 2019, and incorporated herein by reference).

10.18*	Employment Offer Letter Daniel S. Habhegger, dated December 2, 2019 (included as Exhibit 10.18 to the quarterly report on Form 10-Q filed on February 13, 2020, and incorporated herein by reference).

10.19	Form of Securities Purchase Agreement, by and among Precision Optics Corporation, Inc. and several Investors, dated April 14, 2020 (included as Exhibit 10.1 to the current report on Form 8-K filed on May 7, 2020, and incorporated herein by reference).

10.20	Form of Registration Rights Agreement, by and among Precision Optics Corporation, Inc. and several Investors, dated April 14, 2020 (included as Exhibit 10.2 to the current report on Form 8-K filed on May 7, 2020, and incorporated herein by reference).

14.1	Precision Optics Corporation, Inc. Corporate Code of Ethics and Conduct (included as Exhibit 14.1 to the Form 10-K filed September 28, 2008, and incorporated herein by reference).

31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

†	Certain portions of the agreement have been omitted to preserve the confidentiality of such information. The Company will furnish copies of any such information to the SEC upon request.

+	The schedules to agreement have been omitted from this filing pursuant to Item 601(a)(5) of Regulation S-K. The Company will furnish copies of any such schedules to the SEC upon request.

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

PRECISION OPTICS CORPORATION, INC.

Date: May 14, 2020	By:	/s/ Joseph N. Forkey
Joseph N. Forkey
Chief Executive Officer (Principal Executive Officer)

Date: May 14, 2020	By:	/s/ Daniel S. Habhegger
Daniel S. Habhegger
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

