Form 10-K
period 2020-06-30
PRECISION OPTICS CORPORATION, INC.
filed 2020-09-24
CIK 867840

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2020

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

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant on December 31, 2019 was approximately $17,281,218 based on a total of 9,600,677 shares of the registrant’s common stock held by non-affiliates on December 31, 2019, at the closing price of $1.80 per share as reported on the OTCQB market on December 31, 2019.

The number of shares of outstanding common stock of the registrant as of September 21, 2020 was 13,191,789.

Documents incorporated by reference: None.

PRECISION OPTICS CORPORATION, INC.

FORM 10-K

i

PART I

This Annual Report contains forward-looking statements as defined under the federal securities laws. All statements other than statements of historical facts included in this Annual Report on Form 10-K regarding our financial performance, business strategy and plans and objectives of management for future operations and any other future events are forward-looking statements and based on our beliefs and assumptions. When used in this report, the words “anticipate,” “suggest,” “estimate,” “plan,” “project,” “continue,” “ongoing,” “potential,” “expect,” “predict,” “believe,” “intend,” “may,” “will,” “should,” “could,” “would” and other similar words are one way to identify such forward-looking statements. You should not place undue reliance on these forward-looking statements. Actual results could vary materially from these forward-looking statements. Such statements reflect our current view with respect to future events and are subject to certain risks, uncertainties, and assumptions including, without limitation, those risks and uncertainties contained in the Risk Factors section of this Annual Report on Form 10-K and our other filings made with the SEC. Although we believe that our expectations are reasonable, we can give no assurance that such expectations will prove to be correct. Based upon changing conditions, any one or more of these events described herein as anticipated, believed, estimated, expected or intended may not occur. All prior and subsequent written and oral forward-looking statements attributable to our Company or persons acting on our behalf are expressly qualified in their entirety by this cautionary statement. We do not intend to update any of the forward-looking statements after the date of this Annual Report to conform these statements to actual results or to changes in our expectations, except as required by law.

ITEM 1.       BUSINESS.

Overview

We have been a developer and manufacturer of advanced optical instruments since 1982. Our medical instrumentation line includes traditional endoscopes and endocouplers as well as other custom imaging and illumination products for use in minimally invasive surgical procedures. Much of our recent development efforts have been targeted at the development of next generation endoscopes. For over fifteen years, we have funded internal research and development programs to develop next generation capabilities for designing and manufacturing 3D endoscopes and very small Microprecision™ lenses, anticipating future requirements as the surgical community continues to demand smaller and more enhanced imaging systems for minimally invasive surgery. Our unique proprietary technology in these areas, combined with recent developments in the areas of 3D displays and millimeter sized CMOS image sensors, has allowed us to begin commercialization of these technologies. We believe that new products based on these technologies provide enhanced imaging for existing surgical procedures which help to enable development of many new medical device products and related medical procedures.

The COVID-19 world-wide pandemic and the domestic and international impact of policy decisions being made in major countries around the world has had, and is expected to continue to have, an adverse impact on various aspects of our business. While we and many of our medical device and defense contracting customers continue to operate as essential businesses, we have taken various actions to augment our operating and human resource policies and procedures to guard against the potential health hazards of COVID-19. These augmented procedures can have a negative impact on our operational efficiencies. Given the uncertainty surrounding the continuation of economic slow-downs domestically and abroad, we cannot predict with certainty at this time what the future impact of COVID-19 and resulting business and economic policies in the US and abroad will be on our up-coming financial operating results.

Effective June 1, 2019 we acquired the operating assets of Ross Optical Industries, Inc. of El Paso, Texas, which we began operating as a division of our Company beginning on that date. The accompanying financial statements include the results of operations of the Ross Optical division for the month of June 2019 and the entire fiscal year ended June 30, 2020 and the assets and liabilities of the division as of June 30, 2020 and 2019. The acquisition of the assets of Ross Optical Industries effective June 1, 2019 expands our optics components and assemblies business. All products supplied by Ross Optical include a custom or catalog optic, which is sourced through Ross Optical’s extensive domestic and worldwide network of optical fabrication companies. Most systems make use of optical lenses, prisms, mirrors and windows and range from individual optical components to complex mechano-optical assemblies. Products often include thin film optical coatings that are applied using the in-house coating department. Approximately 73% of Ross Optical revenues are from customers in the United States, 7% from Western Europe and 8% from Canada during the fiscal year ended June 30, 2020. Ross Optical’s sales are mostly resale of specialized optical components with the remainder being assemblies. Ross Optical does not perform revenue generating engineering services or internal research and development. The majority of Ross Optical sales are for industrial applications with the remainder split between military and medical device products.

Approximately 8% of our non-Ross Optical division revenue in fiscal year 2020 was from the design, manufacture and resale of optical products for military and defense and 2% for other industrial, non-medical products and approximately 32-34% of our revenues in each of the fiscal years 2019 and 2020 were derived from engineering and design services we performed for our customers to incorporate our technologies and capabilities into their medical device products. Approximately 64-79% of our total revenues in fiscal years 2019 and 2020 were derived from the assembly and manufacture of endoscopic medical devises, sub-assemblies and optical components ordered by our customers and usually developed from the engineering and design services we perform for them. We expect sales revenue increases to come from the orders from our customers to manufacture the products we help them engineer and design.

By combining the unique capabilities of our company with the Ross Optical division we are experiencing opportunities for expanded sales of each division products and services throughout the combined customer base. Additionally, Ross’ expanded worldwide vendor relationships are benefiting our traditional efforts to source materials at competitive prices for our development projects and manufacturing activities.

History

We incorporated in Massachusetts in December 1982 and have been publicly-owned since November 1990. References to our Company contained herein include our two wholly-owned subsidiaries, Precise Medical, Inc. and Wood’s Precision Optics Corporation, Limited, except where the context otherwise requires. Effective June 1, 2019 we acquired the operating assets of Ross Optical Industries, Inc. of El Paso, Texas, which we began operating as a division of our Company beginning on that date. The accompanying financial statements include the results of operations of the Ross division for the fiscal year ended June 30, 2020 and the month of June 2019 and its assets and liabilities as of June 30, 2020 and 2019.

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

The acquisition of the assets of Ross Optical Industries effective June 1, 2019 expands our optics components and assemblies business. All products supplied by Ross Optical include a custom or catalog optic, which is sourced through Ross Optical’s extensive domestic and worldwide network of optical fabrication companies. Most systems make use of optical lenses, prisms, mirrors and windows and range from individual optical components to complex mechano-optical assemblies. Products often include thin film optical coatings that are applied by the Ross Optical division in-house coating department.

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

We have been engaged by various customers for an increasing amount of development work relating to the design of endoscopes and camera assemblies that utilize our Microprecision™ technology. We previously received two production orders exceeding $1M each from two customers for their custom designed products, and follow-on orders for equal or larger amounts from each of these two customers. We also believe we will receive additional productions orders from other customers currently in our engineering and design pipeline.

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

The competitive advantage of our Ross Optical division is its ability to provide difficult-to-find optics, and, increasingly, to provide a broader range of services based on its ability to source optics worldwide and augmented by its ability to provide thin-film coatings and assembly.

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

3D Endoscopes and Robotic Surgery Systems: 3D endoscopes have been used for many years as part of robotic surgery systems partly because the market price of robotic surgery systems is high enough to support the cost of a high-quality custom 3D display. Competition amongst medical device companies, many of which are our customers for other products, in the area of 3D robotic surgery systems is increasing, and various companies are now pursuing less expensive, procedure specific robotic systems. We believe our experience and expertise in 3D endoscopes for medical applications could be a benefit to various companies in this area that could provide us with new product development and manufacturing opportunities.

Sales and Marketing

Current sales and marketing activities are intended to broaden awareness of the benefits of our new technology platforms and our successful application of these new technologies to medical device projects requiring surgery-grade visualization from sub-millimeter sized devices and 3D endoscopy, including single-use products and assemblies. We market directly to established medical device companies primarily in the United States that we believe could benefit from our advanced endoscopy visualization systems. Through this direct marketing, referrals, attendance at trade shows and a presence in online professional association websites, we have expanded our on-going pipeline of projects to significant medical device companies as well as well-funded emerging technology companies. We expect our customer pipeline to continue to expand as development projects transition to production orders and new customer projects enter the development phase. Our Ross Optical division markets through existing customers and trade shows, in addition to proactive online marketing strategies executed primarily through its website. Through the gradual integration of the sales and marketing resources of the two operations we have begun to realize both expanded sales opportunities of the Ross component products and our micro optics engineering services, as well as benefits from utilizing Ross’ worldwide vendor relationships for optical components.

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

The addition of Ross Optical adds an expanded network of overseas suppliers of various types and sizes of optical components and assemblies that will enhance our ability to meet the material demands of our customers’ unique optical and medical device designs. During fiscal year 2020, 27% of the Ross Optical division sales were to customers outside of the United States, with 8%, 7% and 7% of total Ross Optical division sales to Canada, Western Europe and Singapore, respectively.

Research and Development

We believe that our future success depends, to a large degree, on our ability to continue to conceive and develop new optical products and technologies to enhance the performance characteristics and methods of manufacture of existing and new products. Although development work on behalf of customers is almost entirely performed under revenue generating contracts and customer purchase orders, research and development expenses are incurred on our own proprietary products and technology, such as Microprecision™ optics, micro medical cameras and 3D endoscopes. Accordingly, we treat engineering expenses not consumed in customer contracted development and our investment of funds and resources in internal product and intellectual property development as research and development expense in the accompanying statement of operations. For the years ended June 30, 2020 and 2019, research and development expenses were $886,129 and $505,300, respectively.

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

We have experienced supply disruptions and customer delays from certain vendors and customers that we believe were the result of the COVID-19 pandemic and related economic slow-down. Although we are not currently experiencing vendor supply issues as a result of COVID-19, we cannot predict with certainty at this time what the future impact of COVID-19 and resulting business and economic policies in the US and abroad will be on our vendors and principal suppliers.

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

Employees

As of June 30, 2020, we had 60 employees, 58 of which were full-time employees. There were 38 employees in manufacturing, 9 in engineering/research and development, 6 in sales, and 7 in finance and administration. We are not a party to any collective bargaining agreements. We believe our relations with our employees are very good.

Customers

Revenues from our largest customers, as a percentage of total revenues, for fiscal years 2020 and 2019 were as follows:

	2020	2019
Customer A	9%	18%
Customer B	7%	13%
Customer C	5%	11%
All Others	79%	58%
	100%	100%

During fiscal year 2020 we sold product and services to 643 customers in addition to those represented in the table above, and no other customer accounted for more than 10% of our revenues in fiscal years 2020 and 2019. At June 30, 2020, our largest customer account receivable balance was 14% of total accounts receivable. At June 30, 2019, our largest customer account receivable balance was 12% of total accounts receivable. No other accounts accounted for more than 10% of accounts receivable at June 30, 2020 or 2019.

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

Government Regulations

Domestic Regulation. We currently develop, manufacture and sell several medical products, the marketing of which is subject to governmental regulation in the United States. Medical devices are regulated in the United States by the Food and Drug Administration, or FDA, and, in some cases, by certain state agencies. The FDA regulates the research, design, testing, manufacture, safety, effectiveness, labeling, promotion and distribution of medical devices in the United States. Generally, medical devices require clearance or approval prior to commercial distribution. Additionally, certain material changes to, and changes in, intended uses of, medical devices are also subject to FDA review and clearance or approval. Non-compliance with applicable requirements can result in failure of the FDA to grant pre-market clearance or approval, withdrawal or suspension of approval, suspension of production, or the imposition of various other penalties.

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

In the future, we plan to market additional medical devices that may require the FDA’s permission to market such products. We may also develop additional products or seek to sell some of our current or future medical products in a manner that requires us to obtain the permission of the FDA to market such products, as well as the regulatory approval or license of other federal, state and local agencies or similar agencies in other countries. The FDA has authority to conduct detailed inspections of manufacturing plants in order to assure that “good manufacturing practices” are being followed in the manufacture of medical devices including medical devices or components of medical devices manufactured for other medical device companies, to require periodic reporting of product defects to the FDA, and to prohibit the sale of devices which do not comply with law.

We design and manufacture components for the defense industry, and our Ross Optical division imports, exports and manufactures optical products for the defense industry, some of which is controlled by U.S. regulations. Generally, these regulations require strict control over technical data in documented form and as embodied in products, both within our company and as part of exported shipments. In particular, we maintain a technology control plan, we are ISO certified and ITAR (International Traffic in Arms Regulations) registered with the U.S. State Department and we maintain a number of technology assistance agreements with overseas suppliers that have been approved by the U.S. State Department. Non-compliance with applicable requirements can result in U.S. actions that may result in withdrawal or suspension of approvals, suspension of company imports, exports or production, or the imposition of fines or various other penalties.

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

During the years ended June 30, 2020 and 2019, we incurred net losses of $1,426,150 and $614,871, respectively. Our accumulated deficit at June 30, 2020 amounted to $47,063,143. We had working capital of $1,797,705 and $2,757,161 as of June 30, 2020 and 2019, respectively. During the year ended June 30, 2020, net cash used in operating activities amounted to $592,491. We may continue incurring losses for the foreseeable future and not achieve sustained profitability in the near term. We must generate sufficient cash flow or raise additional capital to pursue our product development initiatives, and penetrate markets for the sale of our products. If required we believe that we have access to capital resources through possible public or private equity offerings, debt financings, corporate collaborations, strategic alliances, or other means. However, if we are unable to secure adequate additional capital when needed, we may be required to curtail our research and development initiatives and take additional measures to reduce costs in order to conserve our cash in amounts sufficient to sustain operations and meet our obligations.

We depend on the availability of certain key supplies and services that are available from only a few sources and we may experience difficulty with certain suppliers due to the COVID-19 world-wide pandemic and we may have difficulty finding alternative sources of these supplies or services.

We source certain key supplies to develop and manufacture our products, particularly our precision grade optical glass, which is available from only a few sources, in China. During the early stages of the COVID-19 world-wide pandemic, we experienced difficulties with certain suppliers in China. Until the pandemic is sufficiently under control we may experience further difficulties with suppliers. Our business could be affected if we become unable to procure these essential materials and services in adequate quantities and at acceptable prices. We are always evaluating our suppliers and alternative sources. If we experience a shortage of certain supplies and are unable to find an alternative source, our financial condition and results of operations could be adversely affected.

The COVID-19 world-wide pandemic and the economic effects of governmental entities and commercial business policy decisions relating to it could cause disruptions with our sources of supply and customer orders and their ability to pay amounts owed us.

The COVID-19 world-wide pandemic that began during the quarter ended March 31, 2020 and the domestic and international impact of policy decisions being made in major countries around the world has had, and is expected to have, an adverse impact on our sources of supply, current and future orders from our customers, collection of amounts owed to us from our customers, our internal operating procedures, and our overall financial condition. While we and many of our medical device and defense contracting customers continue to operate as essential businesses, we have taken various actions to augment our operating and human resource policies and procedures to guard against the potential health hazards of COVID-19. These augmented procedures can have a negative impact on our operational efficiencies. We source various components from overseas suppliers throughout Asia including China. We have experienced supply disruptions and customer delays, which we believe was the result of the COVID-19 pandemic and related economic slow-down. Given the uncertainty surrounding the continuation of economic slow-downs domestically and abroad, we cannot predict with certainty at this time what the future impact of COVID-19 and resulting business and economic policies in the US and abroad will be on our future operating results.

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

In the fiscal year ended June 30, 2020, our largest customer represented approximately 9% of our total revenues. In the fiscal year ended June 30, 2019, our three largest customers represented approximately 18%, 13% and 11%, respectively, of our total revenues. No other customer accounted for more than 10% of our revenues during those periods. At June 30, 2020, our largest customer account receivable balance was 14% of total accounts receivable. At June 30, 2019, our largest customer account receivable balance was 12% of total accounts receivable.

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

At June 30, 2020, our largest customer account receivable balance was 14% of total accounts receivable. While we believe we have a varied customer base and have experienced strong collections in the past, we may experience changes in our customer base, including reductions in purchasing commitments, which could also have a material adverse effect on our revenues and liquidity. Additionally, our customers could become unable or unwilling to pay amounts owed to us. During fiscal 2018, we recorded a $227,500 reserve against accounts receivable amounts owed to us by one customer that has not been able to pay us for design services we provided. We have not purchased insurance on our accounts receivable balances. Large uncollectible accounts receivable balances could have a material adverse effect on our financial condition.

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

Like any manufacturer, we are and always have been exposed to liability claims resulting from the use of products we assist in developing, manufacture and supply to our customers. Additionally, the products we supply could be used in conjunction with other products in medical device applications, such as certain endoscope products claimed to be associated with surgical suite contamination resulting from their intended re-use and re-sterilization. We maintain product liability insurance to cover us in the event of liability claims, and as of September 24, 2020, no such claims have been asserted or threatened against us. However, our insurance may not be sufficient to cover all possible future product claims, costs and any resulting liabilities.

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

As of June 30, 2020, there were 2,065,200 shares of our common stock issuable upon exercise of stock options outstanding, at a weighted average exercise price of $0.95 per share. As of June 30, 2020, a total of 356,498 shares of our common stock are reserved for issuance under our 2011 Equity Incentive Plan. Additionally, on July 1, 2019 we issued 760,000 shares of our common stock at $1.25 per share to partially fund the acquisition of Ross Optical. On April 14, 2020 we issued 200,000 shares of our common stock for cash at $1.25 per share, and another 160,650 shares of our common stock were issued during fiscal 2020 for stock option exercises and grants to employees and consultants, which brought our total common shares outstanding to 13,191,789 at June 30, 2020. Moreover, we expect to issue additional shares and options to purchase shares of our common stock to compensate employees, consultants and directors, and we may issue additional shares to raise capital. Any such issuances will have the effect of further diluting the interest of the holders of our securities.

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

Holders

As of September 26, 2020, we had approximately 64 holders of record of our common stock. Holders of record include nominees who may hold shares on behalf of multiple owners.

Dividends

We have not declared any dividends during the last two fiscal years. At present, we intend to retain our earnings, if any, to finance research and development and the expansion of our business.

Recent Sales of Unregistered Securities

On April 14, 2020, we entered into agreements with accredited investors for the sale and purchase of 200,000 shares of our common stock, $0.01 par value at a purchase price of $1.25 per share. We received $250,000 in gross proceeds from the offering. The agreements also provide for the investors to receive additional shares of our common stock in the event we have a subsequent offering of our common stock at a purchase price lower than $1.25 per share before April 14, 2021. The additional shares an investor would receive would be equal to the difference between the number of shares that would have been received at the reduced purchase price and the number of shares received at the $1.25 purchase price. We are using the proceeds from this placement for general working capital purposes.

In conjunction with the placement, we also entered into a registration rights agreement with the investors, whereby we are obligated to file a registration statement with the Securities Exchange Commission on or before 120 calendar days after April 14, 2020 to register the resale by the investors of 200,000 shares of our common stock purchased in the placement. We filed a registration statement on August 14, 2020.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table summarizes information about our equity compensation plans as of June 30, 2020.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	113,698	$0.54	–
Equity compensation plans not approved by security holders	1,951,502	$0.97	356,498
Total	2,065,200	$0.95	356,498

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

Overview

Effective June 1, 2019 we acquired the operating assets of Ross Optical Industries, Inc. of El Paso, Texas, which we began operating as a division of our Company beginning on that date. The accompanying financial statements include the results of operations of the Ross Optical division for the entire fiscal year ended June 30, 2020 and the assets and liabilities of the division as of June 30, 2019 and 2020. The acquisition of the assets of Ross Optical Industries effective June 1, 2019 expands our optics components and assemblies business. All products supplied by Ross Optical include a custom or catalog optic, which is sourced through Ross Optical’s extensive domestic and worldwide network of optical fabrication companies. Most systems make use of optical lenses, prisms, mirrors and windows and range from individual optical components to complex mechano-optical assemblies. Products often include thin film optical coatings that are applied using the in-house coating department. Approximately 73% of Ross Optical revenues are from customers in the United States, 7% from Western Europe and 8% from Canada during the fiscal year ended June 30, 2020. Ross Optical’s sales are mostly resale of specialized optical components with the remainder being assemblies. Ross Optical does not perform revenue generating engineering services or internal research and development. The majority of Ross Optical sales are for industrial applications with the remainder split between military and medical device products.

The Management Discussion and Analysis which follows is based on the financial condition and results of operations of our Company including the operating results for the fiscal year ended June 30, 2020 and the month of June 2019 and the balance sheet as of June 30, 2020 and 2019 of our new division Ross Optical.

Approximately 8% of our non-Ross Optical division revenue in fiscal year 2020 is from the design, manufacture and resale of optical products for military and defense and 2% for other industrial, non-medical products and approximately 32-34% of our revenues in each of the fiscal years 2018, 2019 and 2020 were derived from engineering and design services we performed for our customers to incorporate our technologies and capabilities into their medical device products. Approximately 64-79% of our total revenues in fiscal years 2018, 2019 and 2020 were derived from the assembly and manufacture of endoscopic medical devises, sub-assemblies and optical components ordered by our customers and usually developed from the engineering and design services we perform for them. We expect sales revenue increases to come from the orders from our customers to manufacture the products we help them engineer and design.

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

During the fiscal year ended June 30, 2020, we sold products and services to 646 different customers and no single customer represented 10% or more of consolidated sales. We expect this trend to continue since consolidated sales now include those of the Ross Optical.

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

Results of Operations for the Fiscal Year Ended June 30, 2020 as Compared to the Fiscal Year Ended June 30, 2019

Total revenues for the fiscal year ended June 30, 2020 were $9,923,355, an increase of $3,119,186, or 45.8%, from revenues for fiscal year 2019 of $6,804,169. Included in fiscal year 2020 revenues is $4,583,653 from the Ross Optical division compared to $656,232 in fiscal year 2019 realized for one month subsequent to the acquisition of the Ross Optical division effective June 1, 2019. During fiscal year ended June 30, 2020, our non-Ross Optical division revenues were $5,339,702, a decrease of $808,235, or 13.1%, from non-Ross Optical division revenues of $6,147,937 in fiscal year 2019.

The 13.1% decrease in non-Ross Optical division revenues in fiscal year 2020 resulted primarily from reductions of sales to various production category customers which we believe are the result of the COVID-19 pandemic described below as well as cyclical sales patterns periodically experienced with certain traditional product customers. Non-Ross Optical division engineering services and component revenues were relatively unchanged from fiscal year 2019 to fiscal year 2020 with 2% increases each in fiscal year 2020, however, in fiscal year 2020 a $419,423 decrease in engineering revenue from a 3D optical project customer was offset by a $671,509 increase in engineering revenue from a new Microprecision™ CMOS customer project. The 3D optical project has been cancelled by the customer and we do not expect future engineering service or production revenues relating to this project. Although fiscal revenues were consistent between the years, the number of engineering projects we worked on in fiscal year 2020 was less than the number of engineering projects worked on in fiscal year 2019. The engineering projects range in type including CMOS, Microprecision™ and illumination systems. We believe the quality of the engineering projects continues to provide the opportunity for production purchase orders from these customers as the products advance to clinical evaluation and commercialization.

The COVID-19 world-wide pandemic that began during the quarter ended March 31, 2020 and the domestic and international impact of policy decisions being made in major countries around the world has had, and is expected to continue to have, an adverse impact on our sources of supply, current and future orders from our customers, collection of amounts owed to us from our customers, our internal operating procedures, and our overall financial condition. While we and many of our medical device and defense contracting customers continue to operate as essential businesses, we have taken various actions to augment our operating and human resource policies and procedures to guard against the potential health hazards of COVID-19. These augmented procedures can have a negative impact on our operational efficiencies. We source various components from overseas suppliers throughout Asia including China. We have experienced supply disruptions and customer delays from certain vendors and customers that we believe were the result of the COVID-19 pandemic and related economic slow-down. We continue to communicate as closely as possible with our suppliers and customers to maintain a current perspective on the future effects of COVID-19 on our business. Given the uncertainty surrounding the continuation of economic slow-downs domestically and abroad, we cannot predict with certainty at this time what the future impact of COVID-19 and resulting business and economic policies in the US and abroad will be on our up-coming financial operating results.

Revenues from our largest customers, as a percentage of total revenues, were as follows:

	Year Ended June, 30
	2020	2019
Customer A	9%	18%
Customer B	7%	13%
Customer C	5%	11%
All Others	79%	58%
	100%	100%

No other customer accounted for more than 10% of our revenues in fiscal years 2020 and 2019.

Gross profit for fiscal year ended June 30, 2020 of $3,362,576, reflected an increase of $1,240,098, or 58.4%, as compared to gross profit for fiscal year 2019 of $2,122,478. Gross profit, as a percentage of revenues for fiscal year 2020, was 33.9% as compared to gross profit, as a percentage of revenues for fiscal year 2019, of 31.2%. Gross profit and gross profit percentage for any given fiscal period depend on a number of factors, including overall sales volume, facility utilization, product sales mix, the costs of engineering services, production start-up costs and challenges in connection with new products, and the effects of COVID-19 pandemic policy decisions on various economies and our suppliers and customers, as well as the effects on production efficiencies due to the augmented policies we have incorporated into our operations as a result of the COVID-19 pandemic.

The increase in gross profit dollars and gross profit percentage during the fiscal year ended June 30, 2020 compared to fiscal year 2019 is primarily due to the inclusion of the Ross Optical division revenue at a higher gross margin percentage than we realize on non-Ross revenues. Ross Optical division revenues generated a gross margin percentage of 47.6% during fiscal year 2020 while non-Ross revenue margin was 22.1% for fiscal year 2020. The non-Ross gross margin is dependent on a number of factors and is expected to fluctuate from quarter to quarter. Specifically, fiscal year 2020 gross margins for the non-Ross Optical division revenues were negatively impacted by below break-even sales levels, unanticipated cost over-runs associated with engineering projects, and the effects of COVID-19 pandemic policy decisions on various economies and our suppliers and customers as well as the effects on production efficiencies of the augmented policies we have incorporated into our operations as a result of the COVID-19 pandemic. The cost over-runs resulted primarily from design challenges encountered in a 3D engineering project having an estimated impact of five percentage points on our consolidated gross margin for fiscal year 2020. This project has since been cancelled by the customer and cost over-runs will not continue. The remainder of our production and engineering jobs resulted in margins within our targeted range with reasonably expected fluctuations.

Research and development expenses were $886,129 for fiscal year 2020 as compared to $505,300 for fiscal year 2019. The increase of $380,829, or 75.4%, in fiscal year 2020 compared to fiscal year 2019 was due primarily to engineering personnel added during the year and an increase in internal engineering related development projects that we believe will enhance our technology platform of capabilities and our overall competitiveness in providing unique optical and illumination solutions for medical device endoscopes.

Selling, general and administrative expenses increased by $1,797,820, or 85.5%, to $3,899,430 for fiscal year 2020 as compared to $2,101,610 for fiscal year 2019. The increase in SG&A expenses in fiscal year 2020 includes $1,207,046 of Ross Optical division SG&A expenses compared to $140,635 in fiscal year 2019, in addition to an increase in compensation to existing and newly hired sales and administrative personnel of approximately $386,000, plus increases in consulting, director, recruiting and legal fees, advertising and trade shows, stock based compensation, and investor relations firm and other stock related costs.

Business acquisition expenses were $128,111 in fiscal year 2019 and represent direct costs relating to the acquisition of the Ross Optical division such as audit and legal fees and travel costs.

The income tax provisions in fiscal years 2020 and 2019 represent the minimum statutory state income tax liability.

Liquidity and Capital Resources

We have sustained recurring net losses for several years. During the years ended June 30, 2020 and 2019 we incurred net losses of $1,426,150 and $614,871, respectively, and used cash in operating activities of $592,491 and $1,031,693, respectively. At June 30, 2020, our cash and cash equivalents were $1,134,697, accounts receivable were $1,481,437, and current liabilities were $3,149,380, including $417,059 of advances paid against open purchase orders by our customers and a note payable to a bank for a PPP CARES Act loan amount of $808,962 that we expect to be forgiven as planned pursuant to the terms of the CARES Act enacted in response to the COVID-19 pandemic.

Although our sales revenue has increased and we have experienced improved financial performance in certain recent fiscal quarters, our operating expenses have also increased and we continue to experience pricing pressure from our customers and challenges in engineering projects and production orders that result in cost over-runs and depressed gross margins. We also experience added uncertainty related to our vendors ability to supply materials and our customers future order levels as a result of the economic impact the COVID-19 world-wide pandemic and related jurisdictional policies and regulations. Consequently, critical to our ability to maintain our financial condition is achieving and maintaining a level of quarterly revenues that generate break even or better financial performance as well as timely collection of accounts receivable from our customers. We believe profitable operating results can be achieved through a combination of revenue levels, realized gross margins and controlling operating expense increases, all of which are subject to periodic fluctuations resulting from sales mix and the stage of completion of varying engineering service projects as they progress towards and into production level revenues.

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

In May 2020 we received $808,962 cash for payment of payroll and rental expenses in the form of an unsecured promissory note pursuant to the Paycheck Protection Program under the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act. Although our lender and the Small Business Administration have not yet begun accepting applications for forgiveness of the CARES Act loans, we expect that we will ultimately qualify for full forgiveness. Additionally, in April 2020, we received $250,000 cash for general working capital needs in return for 200,000 shares of our common stock. We believe our increased levels of sales will continue and that the addition of the Ross Optical division will enhance our financial performance such that our existing financial condition and the prospect of increased sales from the opportunities our current products offer will be sufficient to fund our operations on a profitable basis. However, if we are not able to achieve sustained breakeven and profitable results using our existing financial resources, we would be required to pursue additional financing that may not be available at acceptable terms or may cause dilution to our existing shareholders.

Capital equipment expenditures during fiscal year 2020 and fiscal year 2019 were $232,365 and $140,038, respectively, $113,213 of which in fiscal 2020 were funded by leasing agreements with monthly payment obligations. Patent application expenditures during fiscal year 2020 and fiscal year 2019 were $41,142 and $6,812, respectively. Future capital equipment and patent expenditures will be dependent upon future sales and success of on-going research and development efforts.

Contractual cash commitments for the fiscal years subsequent to June 30, 2020 are summarized as follows:

	Fiscal 2021	Thereafter	Total
Capital lease for equipment, including interest	$54,593	$40,420	$95,013
Minimum operating lease payments - Ross Optical division	$61,779	$62,822	$124,601

We have contractual cash commitments related to open purchase orders as of June 30, 2020 of approximately $714,398.

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

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

Precision Optics Corporation, Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Precision Optics Corporation, Inc. as of June 30, 2020 and 2019 and the related consolidated statements of operations, changes in stockholder’s equity, cash flows, for each of the two years in the period ended June 30, 2020 and the related notes (collectively referred to as “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2020 and 2019 and the results of its operations and its cash flows for the periods then ended, in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in fiscal year 2020.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Stowe & Degon LLC

Westborough, Massachusetts

September 24, 2020

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

Consolidated Balance Sheets at June 30, 2020 and 2019

	2020	2019
ASSETS
Current Assets:
Cash and cash equivalents	$1,134,697	$2,288,426
Accounts receivable (net of allowance for doubtful accounts of $248,450 at June 30, 2020 and $246,953 at June 30, 2019)	1,481,437	2,165,107
Inventories	2,197,244	1,734,604
Prepaid expenses	133,707	180,336
Total current assets	4,947,085	6,368,473

Fixed Assets:
Machinery and equipment	2,907,533	2,748,715
Leasehold improvements	731,801	668,446
Furniture and fixtures	178,640	168,450
	3,817,974	3,585,611
Less—Accumulated depreciation and amortization	3,314,824	3,202,605
Net fixed assets	503,150	383,006

Operating lease right-to-use asset	118,403	–
Patents, net	95,229	54,087
Goodwill	687,664	687,664

TOTAL ASSETS	$6,351,531	$7,493,230

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of capital lease obligation	$51,761	$9,572
Current portion of acquisition earn out liability	166,667	–
Note payable to bank	808,962	–
Accounts payable	1,066,005	1,174,263
Customer advances	417,059	450,192
Accrued compensation and other	581,770	533,944
Operating lease liability	57,156	–
Amount due for business acquisition	–	1,443,341
Total current liabilities	3,149,380	3,611,312

Capital lease obligation, net of current portion	35,810	5,027
Acquisition earn out liability	333,333	500,000
Operating lease liability	61,247	–

Stockholders’ Equity:
Common stock, $0.01 par value: 50,000,000 shares authorized; issued and outstanding – 13,191,789 shares at June 30, 2020 and 12,071,139 shares at June 30, 2019	131,918	120,712
Additional paid-in capital	49,702,986	48,893,172
Accumulated deficit	(47,063,143)	(45,636,993)
Total stockholders’ equity	2,771,761	3,376,891

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,351,531	$7,493,230

The accompanying notes are an integral part of these consolidated financial statements.

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

for the Years Ended June 30, 2020 and 2019

	2020	2019

Revenues	$9,923,355	$6,804,169
Cost of goods sold	6,560,779	4,681,691

Gross profit	3,362,576	2,122,478

Research and development expenses, net	886,129	505,300
Selling, general and administrative expenses	3,899,430	2,101,610
Business acquisition expenses	–	128,111
Total operating expenses	4,785,559	2,735,021

Operating loss	(1,422,983)	(612,543)

Interest expense	(1,002)	(1,416)

Loss before provision for income taxes	(1,423,985)	(613,959)

Provision for income taxes	2,165	912

Net loss	$(1,426,150)	$(614,871)

Loss per share:
Basic and fully diluted	$(0.11)	$(0.05)

Weighted average common shares outstanding:
Basic and fully diluted	12,998,915	11,486,079

The accompanying notes are an integral part of these consolidated financial statements.

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

for the Years Ended June 30, 2020 and 2019

	Number of Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity

Balance, July 1, 2018	10,197,139	$101,972	$45,484,186	$(45,022,122)	$564,036
Proceeds from private placement of common stock, net of issuance costs of $12,250	1,600,000	16,000	1,971,750	–	1,987,750
Proceeds from exercise of stock options	74,000	740	53,160	–	53,900
Issuance of common stock for services	200,000	2,000	208,000	–	210,000
Proceeds from private placement of common stock subscribed, net of estimated issuance costs of $12,250	–	–	912,750	–	912,750
Stock-based compensation	–	–	263,326	–	263,326
Net loss	–	–	–	(614,871)	(614,871)
Balance, June 30, 2019	12,071,139	$120,712	$48,893,172	$(45,636,993)	$3,376,891

Issuance of common stock in private placement	760,000	7,600	17,400	–	25,000
Proceeds from exercise of stock options	12,500	125	8,550	–	8,675
Exercise of stock options net of 11,850 shares withheld	23,150	231	(231)	–	–
Issuance of common stock for consultant services	25,000	250	44,750	–	45,000
Issuance of common stock for employee services	100,000	1,000	(1,000)	–	–
Proceeds from private placement of common stock, net of issuance costs of $10,000	200,000	2,000	238,000	–	240,000
Stock-based compensation	–	–	502,345	–	502,345
Net loss	–	–	–	(1,426,150)	(1,426,150)
Balance, June 30, 2020	13,191,789	$131,918	$49,702,986	$(47,063,143)	$2,771,761

The accompanying notes are an integral part of these consolidated financial statements.

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows for the

Years Ended June 30, 2020 and 2019

	2020	2019
Cash Flows from Operating Activities:
Net loss	$(1,426,150)	$(614,871)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities-
Depreciation and amortization	112,219	38,554
Provision for doubtful accounts receivable	1,497	8,083
Stock-based compensation expense	502,345	263,326
Non-cash consulting expense	45,000	210,000
Changes in operating assets and liabilities, net of effects of business acquisition-
Accounts receivable	682,173	(723,369)
Inventories	(462,640)	137,510
Prepaid expenses	46,629	(106,456)
Accounts payable	(108,258)	69,365
Customer advances	(33,133)	(432,000)
Accrued compensation and other	47,826	118,165
Net cash used in operating activities	(592,492)	(1,031,693)

Cash Flows from Investing Activities:
Cash acquired in business acquisition, net of $56,659 paid at year end	–	106,545
Cash paid for business acquisition	(1,443,341)	–
Additional patent costs	(41,142)	(6,812)
Purchases of fixed assets	(119,150)	(140,038)
Net cash used in investing activities	(1,603,633)	(40,305)

Cash Flows from Financing Activities:
Payment of capital lease obligation	(40,241)	(8,964)
Gross proceeds from private placements of common stock	265,000	2,925,000
Gross proceeds from exercise of stock options	8,675	53,900
Proceeds from Paycheck Protection Program bank loan	808,962	–
Private placement expenses paid	–	(12,250)
Net cash provided by financing activities	1,042,396	2,957,686

Net increase (decrease) in cash and cash equivalents	(1,153,729)	1,885,688
Cash and cash equivalents, beginning of year	2,288,426	402,738

Cash and cash equivalents, end of year	$1,134,697	$2,288,426

Supplemental disclosure of cash flow information:
Cash paid during the year for income taxes	$912	$912

Supplemental disclosure of non-cash financing activities:
Issuance of common stock for services	$45,000	$210,000
Offering costs included in accrued liabilities	$22,250	$12,250
Acquisition of manufacturing equipment under capital lease	$113,213	$–

The accompanying notes are an integral part of these consolidated financial statements.

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(1)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	Nature of Business

Precision Optics Corporation, Inc. (the “Company”) designs, develops, manufactures and sells specialized optical and illumination systems and related components. The Company conducts business in one industry segment only and its customers are primarily domestic. The Company performs advanced optical and illumination system design, development, assembly and manufacturing services, and sources for resale specialized optical components for products that fall into two principal areas: (i) medical products for use by hospitals and physicians; and (ii) products used by defense contractors and industrial customers.

(b)	Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its two wholly-owned subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation.

(c)	Revenues

On July 1, 2018, the Company adopted ASU 2014-09 Revenue from Contracts with Customers (ASC 606) using the modified retrospective method for contracts that were not completed as of July 1, 2018, whereby revenues are recognized as the performance obligations to deliver products or services are satisfied and are recorded based on the amount of consideration the Company expects to receive in exchange for satisfying the performance obligations. Most of the Company’s products and services are marketed to medical device companies with approximately 90% of sales to customers in the United States. Products and services are primarily transferred to customers at a point in time based upon when services are performed or product is shipped.

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

The Company disaggregates revenues by product and service types as it believes it best depicts how the nature, amount, timing and uncertainty of revenues and cash flows are affected by economic factors. Revenues are comprised of the following for the fiscal years ended June 30, 2020 and 2019:

	2020	2019
Engineering Design Services	$1,390,324	$1,313,543
Optical Components	5,773,068	1,821,889
Medical Device Products and Assemblies	2,759,963	3,668,737
Total Revenues	$9,923,355	$6,804,169

Contract Assets and Liabilities

The nature of the Company’s products and services does not generally give rise to contract assets as it typically does not incur costs to fulfill a contract before a product or service is provided to a customer. The Company’s costs to obtain contracts are typically in the form of sales commissions paid to employees. The Company has elected to expense sales commissions associated with obtaining a contract as incurred as the amortization period is generally less than one year. These costs have been recorded in selling, general and administrative expenses. As of June 30, 2020, there were no contract assets recorded in the Company’s Consolidated Balance Sheets.

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

Contract liabilities, which were recorded as customer advances in the Company’s Consolidated Balance Sheets, and unearned revenue are comprised of the following:

	Fiscal Year Ended June 30,
	2020	2019
Contract liabilities, beginning of period	$450,192	$857,842
Unearned revenue received from customers	554,314	439,800
Revenue recognized	(587,447)	(847,450)
Contract liabilities, end of period	$417,059	$450,192

(d)	Cash and Cash Equivalents

The Company includes in cash equivalents all highly liquid investments with original maturities of three months or less at the time of acquisition. Cash and cash equivalents of $1,134,697 and $2,288,426 at June 30, 2020 and 2019, respectively, consist primarily of cash at banks and money market funds. The Company maintains its cash and cash equivalents in bank deposit accounts that, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on its cash and cash equivalents.

(e)	Inventories

Inventories are stated at the lower of cost (first-in, first-out) and net realizable value and include material, labor and manufacturing overhead. The components of inventories at June 30, 2020 and 2019 are as follows:

	2020	2019
Raw material	$653,678	$578,856
Work-in-progress	665,593	409,019
Finished goods	877,973	746,729
	$2,197,244	$1,734,604

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

(f)	Fixed Assets

Fixed assets are recorded at cost. Maintenance and repair items are expensed as incurred. The Company provides for depreciation and amortization by charges to operations, using the straight-line and declining-balance methods, which allocate the cost of fixed assets over the following estimated useful lives:

Asset Classification	Estimated Useful Life
Machinery and equipment	2-7 years
Leasehold improvements	Shorter of lease term or estimated useful life
Furniture and fixtures	5 years
Vehicles	3 years

Depreciation and amortization expense was $112,219 and $38,554 for the years ended June 30, 2020 and 2019, respectively.

(g)	Significant Customers and Concentration of Credit Risk

Financial instruments that subject the Company to credit risk consist primarily of cash equivalents and trade accounts receivable. The Company places its investments with highly rated financial institutions. The Company has not experienced any losses on these investments to date. At June 30, 2020, the Company’s largest customer account receivable balance was 14% of total accounts receivable. At June 30, 2019, the Company’s largest customer account receivable balance was 12% of total accounts receivable. No other accounts accounted for more than 10% of the accounts receivable balance at June 30, 2020 or 2019.

The allowance for doubtful accounts receivable was $248,450 at June 30, 2020 from $246,953 at June 30, 2019. $227,500 of the reserve at June 30, 2020 and 2019 was established in fiscal year 2018 relating to one specific customer. Other than these doubtful accounts receivable, the Company has not experienced any material losses related to accounts receivable from individual customers. The Company generally does not require collateral or other security as a condition of sale, rather it relies on credit approval, balance limitation and monitoring procedures to control credit risk in trade account financial instruments. Management believes the allowance for doubtful accounts, which is established based upon review of specific account balances and historical experience, is adequate at June 30, 2020.

Revenues from the Company’s largest customers, as a percentage of total revenues, were as follows:

	2020	2019
Customer A	9%	18%
Customer B	7%	13%
Customer C	5%	11%
All Others	79%	58%
	100%	100%

No other customer accounted for more than 10% of the Company’s revenues in fiscal years 2020 and 2019.

(h)	Loss per Share

Basic income (loss) per share is computed by dividing net income or net loss by the weighted average number of shares of common stock outstanding during the period. Diluted income (loss) per share is computed by dividing net income or net loss by the weighted average number of shares of common stock outstanding during the period, plus the number of potentially dilutive securities outstanding during the period such as stock options and warrants. For the year ended June 30, 2020 and 2019, the effect of such securities was antidilutive and not included in the diluted calculation because of the net loss generated in those periods.

The following is the calculation of loss per share for the years ended June 30, 2020 and 2019:

	Year Ended June 30
	2020	2019
Net Loss– Basic and Diluted	$(1,426,150)	$(614,871)

Basic Weighted Average Shares Outstanding	12,998,915	11,486,079
Potentially Dilutive Securities	–	–
Diluted Weighted Average Shares Outstanding	12,998,915	11,486,079

Loss Per Share
Basic and Fully Diluted	$(0.11)	$(0.05)

The number of shares issuable upon the exercise of outstanding stock options and warrants that were excluded from the computation as their effect was antidilutive was approximately 2,065,200 and 1,819,500 for the years ended June 30, 2020 and 2019, respectively.

(i)	Stock-Based Compensation

The measurement and recognition of compensation costs for all stock-based awards made to employees and the Board of Directors are based upon fair value over the requisite service period for awards expected to vest. The Company estimates the fair value of share-based awards on the date of grant using the Black-Scholes option-pricing model. Stock-based compensation costs recognized for the years ended June 30, 2020 and 2019 amounted to $502,345 and $263,326, respectively.

(j)	Goodwill and Patents

Long-lived assets such as goodwill and patents are capitalized when acquired and reviewed for impairment whenever events or changes in circumstances indicate that the book value of the asset may not be recoverable. Impairment of the carrying value of long-lived assets such as goodwill and patents would be indicated if the best estimate of future undiscounted cash flows expected to be generated by the asset grouping is less than its carrying value. If an impairment is indicated, any loss is measured as the difference between estimated fair value and carrying value and is recognized in operating income or loss. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. No such impairments of goodwill or patents have been estimated by management during the years ended June 30, 2020 or 2019.

(k)	Fair Value of Financial Instruments

Financial instruments consist principally of cash and cash equivalents, accounts receivable and accounts payable. The estimated fair value of these financial instruments approximates their carrying value due to their short-term nature.

(l)	Warranty Costs

The Company does not incur future performance obligations in the normal course of business other than providing a standard one-year warranty on materials and workmanship to its customers (except in certain unusual and infrequently occurring situations where extended warranty terms beyond one year are negotiated with the customer). The Company provides for estimated warranty costs at the time product revenue is recognized. Warranty costs have been included as a component of cost of goods sold in the accompanying consolidated statements of operations. The following tables summarize warranty reserve activity for the years ended June 30, 2020 and 2019:

	2020	2019
Balance at beginning of period	$25,000	$25,000
Provision for warranty claims	12,940	5,791
Warranty claims incurred	(12,940)	(5,791)
Balance at end of period	$25,000	$25,000

(m)	Research and Development

Research and development expenses are charged to operations as incurred. The Company groups development and prototype costs and related reimbursements in research and development. There were no reimbursements for research and development recorded in research and development for the years ended June 30, 2020 and 2019.

(n)	Comprehensive Income

Comprehensive income or loss is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The Company’s comprehensive loss or income for the years ended June 30, 2020 and 2019 was equal to its net loss for the same periods.

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

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in making decisions about how to allocate resources and assess performance. The Company’s chief decision-maker is its Chief Executive Officer. To date, the Company has viewed its operations and manages its business as principally one segment. For all periods presented, over 87% of the Company’s sales have been to customers in the United States.

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

In February 2016, FASB issued ASU 2016-02, “Leases” (Topic 842). ASU 2016-02 requires the recognition of lease asset and lease liabilities by lessees for those leases currently classified as operating leases with terms greater than twelve months and make certain changes to the accounting for lease expenses. The Company adopted this standard effective July 1, 2019 and has reflected its impact upon the El Paso, Texas facility operating lease entered into on July 1, 2019 in connection with the Ross Optical acquisition. The facility lease is a three-year operating lease obligation with total remaining minimum lease payments of $124,601 at June 30, 2020. Total rent expense including base rent and common area expenses were $62,717 in the fiscal year ended June 30, 2020, and $4,976 in June 2019 as included in the accompanying financial statements since the acquisition of the Ross Optical division effective June 1, 2019. Included in the accompanying balance sheet at June 30, 2020 is a right-of-use asset of $118,403 and current and long-term right-of-use operating lease liabilities of $57,156 and $61,247, respectively.

(2)	BUSINESS ACQUISITION

On July 1, 2019 the Company acquired the operating assets of Ross Optical Industries, Inc. of El Paso, Texas, a supplier of custom and catalogue optical components sourced through an extensive network of worldwide specialized vendors and sold for industrial, military and medical applications. The acquisition had an effective date of June 1, 2019, and a purchase price of up to $2,000,000. Pursuant to the agreement $1,500,000 was owed at closing subject to certain holdback terms, of which $1,443,341 was recorded as a current liability in the accompanying balance sheet at June 30, 2019 and paid during the quarter ended September 30, 2019. The accompanying financial statements include the results of operations of the Ross Optical division for the month of June 2019 and the entire fiscal year ended June 30, 2020 and the assets and liabilities of the division as of June 30, 2020 and 2019.

The Company agreed to pay the remaining $500,000 as an earn-out contingent upon the satisfaction of certain financial thresholds consisting of mutually agreed upon revenue and gross margin targets of the Ross Optical division over a term of three years, beginning on July 1, 2019 at a rate of up to $166,667 per year. The Company believes the Ross Optical division achieved the financial thresholds for the first year ended June 30, 2020, and therefore $166,667 of the earn out obligation is recorded as a short-term liability in the accompanying balance sheet at June 30, 2020 with the $333,333 balance of the $500,000 earn out recorded as a long-term liability.

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

Consolidated unaudited pro forma results of operations for the Company are presented below for the year ended June 30, 2019 assuming that the acquisition of the Ross Optical division has occurred on July 1, 2018. Pro forma operating results include net adjustments resulting from the acquisition transaction and reducing operating expenses by $447,722 during the fiscal year ended June 30, 2019.

	Fiscal Year Ended June 30,
	2020	2019
	Actual	Pro-Forma
Revenues	$9,923,355	$10,539,623
Net (Loss) Income	$(1,426,150)	$121,946
Earnings per Share
Basic	$(0.11)	$0.01
Fully Diluted	$(0.11)	$0.01

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

Transactions with Stockholders Known by the Company to Own 5% or More of the Company’s Common Stock

At June 30, 2019 the Company had received payments for common stock subscriptions totaling $925,000 at $1.25 per share. On July 1, 2019 the Company received an additional $25,000 and closed the placement on that date by issuing 760,000 unregistered common shares. The placement proceeds were used to partially fund the business acquisition of the Ross Optical division. In conjunction with the placement, the Company also entered into a registration rights agreement with the investors requiring submission of a registration statement with the Securities and Exchange Commission within ninety days of the placement. Ms. Sandra Pessin acquired 200,000 shares in this placement for $250,000 or $1.25 per share, and at that time Ms. Pessin was an owner of more than 5% of the Company’s outstanding common stock.

On April 14, 2020 the Company sold 200,000 shares of its common stock for cash at $1.25 per share or $250,000 to be used for general working capital needs. In compliance with the registration rights agreement entered into with the investors, on August 14, 2020 the Company filed registration statement for the shares with the Securities and Exchange Commission. Hershey Strategic Capital, LP acquired 20,000 shares in this placement for $25,000 or $1.25 per share, and at that time Hershey Strategic Capital, LP was an owner of more than 5% of the Company’s outstanding common stock.

(b)	Note Payable to Bank

The Company executed an unsecured Promissory Note with a bank on May 6, 2020 and received $808,962 of loan proceeds pursuant to the Paycheck Protection Program under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The Promissory Note bears interest at a fixed rate of 1% per annum, with principal and interest payments commencing on November 6, 2020. However, if the Small Business Administration confirms forgiveness of the Company’s loan and reimburses the bank for the total outstanding balance of principal and interest, the Company’s obligations under the Promissory Note will be deemed fully satisfied and paid in full. Although the bank and the SBA have not yet begun accepting applications for forgiveness of the CARES Act loans, the Company expects that it will ultimately qualify for full forgiveness. Any portion of the Company’s CARES Act loan that is not forgiven shall be converted to a term loan with the bank with monthly payments bearing interest at no more than 1% per annum and a maturity date two years from the Promissory Note date, or May 6, 2022.

(c)	Lease Obligation

The Company entered into a five-year capital lease obligation in January 2016 for the acquisition of manufacturing equipment totaling $51,252. In January 2020 the Company entered into a five-year capital lease and a twelve-month operating lease for $47,750 and $65,463 respectively for the acquisition of manufacturing equipment. The net book value of fixed assets under capital lease obligations as of June 30, 2020 is $107,478.

In February 2016, FASB issued ASU 2016-02, “Leases” (Topic 842). ASU 2016-02 requires the recognition of lease asset and lease liabilities by lessees for those leases currently classified as operating leases with terms greater than twelve months and make certain changes to the accounting for lease expenses. The Company adopted this standard effective July 1, 2019 and has reflected its impact upon the El Paso, Texas facility operating lease entered into on July 1, 2019 in connection with the Ross Optical acquisition. The facility lease is a three-year operating lease obligation with total remaining minimum lease payments of $124,601 at June 30, 2020. Total rent expense including base rent and common area expenses were $62,717 in the fiscal year ended June 30, 2020, and $4,976 in June 2019 as included in the accompanying financial statements since the acquisition of the Ross Optical division effective June 1, 2019. Included in the accompanying balance sheet at June 30, 2020 is a right-of-use asset of $118,403 and current and long-term right-of-use operating lease liabilities of $57,156 and $61,247, respectively.

At June 30, 2020, future minimum lease payments under the capital lease and operating lease obligations are as follows:

Fiscal Year Ending June 30:	Capital Leases	Operating Lease
2021	54,593	61,779
2022	11,280	62,822
2023	11,280	–
2024	11,280	–
2025	6,580	–
Total Minimum Payments	95,013	$124,601
Less: amount representing interest	7,442
Present value of minimum lease payments	87,571
Less: current portion	51,761
	$35,810

The Company’s operating leases for its three Gardner, Massachusetts office, production and storage spaces plus an equipment lease have expired and are continuing on a month to month tenant at will basis. Rent expense on these operating leases was $145,655 and $166,228 for the years ended June 30, 2020 and 2019, respectively.

(4)	STOCKHOLDERS’ EQUITY

(a)	Stock Options

The following table summarizes stock-based compensation expense for the years ended June 30:

	2020	2019
Cost of Goods Sold	$44,932	$11,233
Research and Development Expenses	68,061	20,398
Selling, General and Administrative Expenses	389,352	231,695
Stock Based Compensation Expense	$502,345	$263,326

(b) Common Stock Award

On August 2, 2018, the Company awarded its Chief Executive Officer 300,000 shares of common stock for services performed through June 30, 2018. As of June 30, 2020, all 300,000 shares have been issued. The fair market value of the 300,000 shares on the award date equal to $210,000 has been recorded as general and administrative stock-based compensation expense in the quarter ended September 30, 2018.

No compensation has been capitalized because such amounts would have been immaterial. There was no net income tax benefit recognized related to such compensation for the years ended June 30, 2020 or 2019, as the Company is currently in a loss position. There were 315,000 stock options granted during the year ended June 30, 2020 and 831,000 stock options granted during the year ended June 30, 2019.

As of June 30, 2020, the unrecognized compensation costs related to options vesting in the future is $545,206. The Company uses the Black-Scholes option-pricing model as the most appropriate method for determining the estimated fair value for the stock awards. The Black-Scholes method of valuation requires several assumptions: (1) the expected term of the stock award; (2) the expected future stock volatility over the expected term; and (3) risk-free interest rate. The expected term represents the expected period of time the Company believes the options will be outstanding based on historical information. Estimates of expected future stock price volatility are based on the historic volatility of the Company’s common stock and the risk-free interest rate is based on the U.S. Zero-Bond rate. The Company utilizes a forfeiture rate based on an analysis of the Company’s actual experience. The fair value of options at date of grant was estimated with the following assumptions for options granted in fiscal year 2020:

Year Ended
June 30, 2020
Assumptions:
Option life	5.3 years
Risk-free interest rate	3.0%
Stock volatility	131%
Dividend yield	0
Weighted average fair value of grants	$1.31

Stock Option and Other Compensation Plans:

The type of share-based payments currently utilized by the Company is stock options.

The Company has various stock option and other compensation plans for directors, officers and employees. The Company has the following stock option plans outstanding as of June 30, 2020: The Precision Optics Corporation, Inc. 2011 Equity Incentive Plan (the “2011 Plan”) and the Precision Optics Corporation, Inc. 2006 Equity Incentive Plan (the “2006 Plan”). Vesting periods under the 2011 Plan and the 2006 Plan are at the discretion of the Board of Directors and typically average three years and in some instances are subject to future performance criteria. Options under these Plans are granted at fair market value on the date of grant and typically have a term of ten years from the date of grant.

The 2011 Plan provides eligible participants (certain employees, directors, consultants, etc.) the opportunity to receive a broad variety of equity based and cash awards. Options granted vest and are exercisable for periods determined by the Board of Directors, not to exceed 10 years from the date of grant. On April 16, 2015, the Board of Directors approved an amendment to the 2011 Equity Incentive Plan which increased the maximum number of shares of the Company’s common stock that may be awarded under the Plan from 325,000 to 1,825,000, an increase of 1,500,000 shares. In connection therewith, on April 20, 2015, the Company filed a registration statement on Form S-8 to register the 1,500,000 shares of the Company’s common stock. On May 1, 2019, the Board of Directors approved an amendment to the 2011 Equity Incentive Plan which increased the maximum number of shares of our common stock that may be awarded under the Plan from 1,825,000 to 2,825,000, an increase of 1,000,000 shares. At June 30, 2020, a total of 1,951,502 stock options are outstanding and 356,498 shares of common stock were available for future grants under the 2011 Plan.

The 2006 Plan provides eligible participants (certain employees, directors, consultants, etc.) the opportunity to receive a broad variety of equity based and cash awards. Options granted vest and are exercisable for periods determined by the Board of Directors, not to exceed 10 years from the date of grant. At June 30, 2020 a total of 113,698 stock options are outstanding, and no shares of common stock are available for future grants under the 2006 Plan.

The following tables summarize stock option activity for the years ended June 30, 2020 and 2019:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Life

Outstanding at July 1, 2018	1,055,700	$0.76	6.13 years
Grants	831,000	$0.99
Exercised	(64,500)	$0.75
Cancellations	(2,700)	$0.86
Outstanding at June 30, 2019	1,819,500	$0.87	7.05 years
Grants	315,000	$1.38
Exercised	(47,500)	$0.62
Cancellations	(21,800)	$0.96
Outstanding at June 30, 2020	2,065,200	$0.95	6.59 years

Information related to the stock options outstanding as of June 30, 2020 is as follows:

Range of Exercise Prices	Number of Shares	Weighted- Average Remaining Contractual Life (years)	Weighted- Average Exercise Price	Exercisable Number of Shares	Exercisable Weighted- Average Exercise Price
$0.27	40,000	1.04	$0.27	40,000	$0.27
$0.48	60,000	5.75	$0.48	60,000	$0.48
$0.50	100,000	4.97	$0.50	100,000	$0.50
$0.55	44,000	3.71	$0.55	44,000	$0.55
$0.70	100,000	8.10	$0.70	100,000	$0.70
$0.73	786,000	6.31	$0.73	786,000	$0.73
$0.85	6,000	2.51	$0.85	6,000	$0.85
$0.90	36,000	3.94	$0.90	36,000	$0.90
$1.20	200,200	1.67	$1.20	200,200	$1.20
$1.25	45,000	9.72	$1.25	–	$–
$1.30	478,000	8.95	$1.30	126,679	$1.30
$1.42	100,000	9.20	$1.42	–	$–
$1.50	70,000	9.44	$1.50	70,000	$1.50
$0.27–1.50	2,065,200	6.59	$0.95	1,568,879	$0.83

The aggregate intrinsic value of the Company’s “in-the-money” outstanding and exercisable options as of June 30, 2020 was $1,038,070 and $973,372, respectively.

(d)	Sale of Stock in October 2018

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

(e)	Sale of Stock in July 2019

On July 1, 2019, the Company entered into agreements with accredited investors for the sale and purchase of 760,000 unregistered shares of its common stock, $0.01 par value at a purchase price of $1.25 per share. The Company received $950,000 in gross proceeds from the offering, $925,000 of which was received as of June 30, 2019 and is included in the accompanying statement of stockholders’ equity as common stock subscriptions. The Company used the net proceeds from this placement to partially fund the July 1, 2019 acquisition of the operating assets of Ross Optical Industries, Inc. with an effective date of June 1, 2019.

In connection with the placement, the Company also entered into a registration rights agreement with the investors, whereby the Company is obligated to file a registration statement with the Securities Exchange Commission on or before 120 calendar days after July 1, 2019 to register the resale by the investors of 760,000 shares of our common stock purchased in the placement. The registration statement was filed with the Securities and Exchange Commission on October 29, 2019 and Amendment No. 1 to the registration statement was filed with the Securities and Exchange Commission on November 22, 2019. The registration statement became effective on November 26, 2019.

(d)	Sale of Stock in April 2020

On April 14, 2020, the Company entered into agreements with accredited investors for the sale and purchase of 200,000 unregistered shares of its common stock, $0.01 par value at a purchase price of $1.25 per share. The Company received $250,000 in gross proceeds from the offering. The Company is using the net proceeds from this placement for general working capital purposes.

In connection with the placement, the Company also entered into a registration rights agreement with the investors, whereby the Company was obligated to file a registration statement with the Securities Exchange Commission on or before 120 calendar days after April 14, 2020 to register the resale by the investors of 200,000 shares of our common stock purchased in the placement. The registration statement was filed with the Securities and Exchange Commission on August 14, 2020.

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

The provision for income taxes in the accompanying consolidated statements of operations consists of the state income tax liability of $2,165 and $912 for the years ended June 30, 2020 and 2019, respectively.

A reconciliation of the federal statutory rate to the Company’s effective tax rate for the fiscal years ended June 30, 2020 and 2019 is as follows:

	2020	2019
Income tax expense (benefit) at federal statutory rate	(21.0)%	(21.0)%
Increase (decrease) in tax resulting from:
State taxes, net of federal benefit	(7.1)%	(6.3)%
Change in valuation allowance	17.9%	5.0%
Stock based compensation	9.6%	21.0%
Nondeductible items	0.4%	1.1%
Effective tax rate	(0.2)%	(0.2)%

The components of deferred tax assets and liabilities at June 30, 2020 and 2019 are approximately as follows:

	2020	2019
Deferred tax assets:
Net operating loss carry forwards	$2,328,000	$2,121,000
Tax credit carry forwards	259,000	298,000
Reserves and accruals not yet deducted for tax purposes	612,000	563,000
Total deferred tax assets	3,199,000	2,982,000
Valuation allowance	(3,199,000)	(2,982,000)
Net deferred tax asset	$–	$–

The Company has provided a valuation allowance to reduce the net deferred tax asset to an amount the Company believes is “more likely than not” to be realized.

At June 30, 2020, the Company had federal and state net operating loss carry forwards of approximately $10,086,000 and $3,117,000, respectively, which will, if not used, expire at various dates beginning in fiscal year 2021. In addition, the Company had net operating loss carry forwards from its Hong Kong operations of approximately $2,252,000, which carry forward indefinitely.

(6)	PROFIT SHARING PLAN

The Company has a defined contribution 401(k) profit sharing plan. Employer profit sharing and matching contributions to the plan are discretionary. No employer profit sharing or matching contributions were made to the plan in fiscal years 2020 and 2019.

ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.    CONTROLS AND PROCEDURES.

Management’s Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and our Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures, including internal control over financial reporting, were not effective, as of June 30, 2020, to ensure the information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended (i) is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are intended to be designed to provide reasonable assurance that such information is accumulated and communicated to our management.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting as of June 30, 2020. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our evaluation, our management concluded that our internal control over financial reporting was not effective as of June 30, 2020.

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

We believe that the step outlined above strengthens our internal control over financial reporting and mitigates the material weakness described above. As part of our 2020 assessment of internal control over financial reporting, our management has evaluated this additional control and has determined that it is operating effectively.

Inventory Valuation: As previously disclosed in our Annual Reports on Form 10-K for the fiscal years ended June 30, 2009-2019, we reported a material weakness with respect to the valuation of our inventories. Specifically, the amounts used to value our inventory at June 30, 2009 with respect to overhead rates and purchased items were often inconsistent with the supporting documentation, due to year-to-year changes in overhead rates and costs of purchased items that were not properly reflected in inventory valuation. Accordingly, management had determined that this control deficiency constituted a material weakness as of June 30, 2009. One audit adjustment of approximately $58,000 to our audited financial statements as of June 30, 2011 was necessary as a result of this condition.

To address and remediate the material weakness in internal control over financial reporting described above, beginning in the quarter ended September 30, 2009 and continuing through the year ended June 30, 2020, we implemented procedures to improve our inventory controls and documentation surrounding inventory valuation for overhead rates, and performed procedures to ensure that the pricing of inventory items was consistent with the supporting documentation. We believe that the step outlined above strengthens our internal control over financial reporting and mitigates the material weakness described above.

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

ITEM 9B.    OTHER INFORMATION.

None

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Identification of Directors

Set forth below is certain information with respect to the individuals who are our directors as of September 20, 2020.

Name	Age	Position(s) or Office(s) Held
Dr. Joseph N. Forkey	52	Chief Executive Officer, President, Treasurer and Director
Andrew J. Miclot	64	Director
Dr. Richard B. Miles	77	Director
Peter H. Woodward	47	Chairman of the Board of Directors

Board Composition. Our Board of Directors is divided into three classes that are as nearly equal in number as possible, with each class serving for a staggered term of office. Only one class is elected each year. Each director serves a three-year term and until his or her successor has been duly elected and qualified. Our Board currently consists of four directors. Our Class I director is Peter H. Woodward. Our Class II director is Andrew J. Miclot. Our Class III directors are Joseph N. Forkey and Richard B. Miles.

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

Andrew J. Miclot

Mr. Miclot was appointed to our Board on March 2, 2016. Mr. Miclot has more than 35 years of leadership experience with medical device suppliers and brings substantial global industry knowledge to our Company. Since January 2017, Mr. Miclot was the Vice Chairman and Director of WishBone Medical, Inc., a pediatric orthopedic company dedicated to the unmet needs of children suffering from orthopedic challenges and President from October 2017 to January 2019. He is on several Advisory Boards including ODT, Orthopedic Design & Technology, since December 2005 and Indiana University Alumni Association since October 2016. From October 2015 to January 2018, Mr. Miclot served as President, CEO and Director of Micro Machine Co., a supplier of medical products for the orthopedic and spinal industries. Prior to joining Micro Machine Co., from May 2013 to September 2014, Mr. Miclot was Executive Vice President of MicroTechnologies, Inc., a medical device supplier. Mr. Miclot was General Manager and Senior Vice President of ArthroCare Corporation from June 2009 to March 2013. From January 2008 to March 2009, Mr. Miclot was President, CEO and Director of Ascension Orthopedics, Inc. He was Vice President of Marketing for the orthopedic global business unit at Orthofix, Inc. from April 2007 to January 2008, and from March 1994 to April 2007, he served as Senior Vice President with Symmetry Medical Inc., a medical device supplier and was also the Investor Relations Officer, after the NYSE IPO in December 2004 until April 2007. Mr. Miclot has a BA degree in Speech and Hearing and a MA degree in Audiology from Indiana University and an MBA from the Lake Forest Graduate School of Management, earned in 1991.

Dr. Richard B. Miles

Professor Richard B. Miles was appointed to our Board of Directors in November 2005. He was a member of the Mechanical and Aerospace Engineering faculty at Princeton University from 1972 until 2013, at which time he retired from his Princeton academic appointment and became Professor Emeritus and Senior Scholar. From 1980 to 1996 he served as Chairman of Engineering Physics at Princeton. In 2017 he joined Texas A&M University and was appointed TEES Eminent Professor of Aerospace Engineering. In 2019 he was named Distinguished University Professor. He is a member of the National Academy of Engineering and a senior member of the National Academy of Inventors. He serves on the Board of Directors of the Hertz Foundation and the Board of Trustees of Pacific University, Oregon and is a Fellow of the Optical Society of America (OSA), the American Physical Society (APS) and the American Institute Aeronautics and Astronautics (AIAA). Professor Miles is a valuable member of our Board due to his depth of scientific experience and familiarity with the field of our technologies, insight into the academic community, and familiarity with the latest developments and innovations in science and technology.

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

Identification of Executive Officers

Set forth below is certain information with respect to the individuals who are our executive officers as of September 20, 2020.

Name	Age	Position(s) or Office(s) Held
Dr. Joseph N. Forkey	52	Chief Executive Officer, President, Treasurer and Director
Daniel S. Habhegger	50	Chief Financial Officer and Secretary

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

Daniel S. Habhegger

Mr. Habhegger started with us in September 2019 as Director of Finance and became our Chief Financial Officer and Secretary effective December 1, 2019. Prior to joining our Company, he was the Director of Financial Planning and Analysis of SmartBear Software, Inc. from 2015 to August 2019 and of AgaMatrix, Inc. from 2010 to 2015. From 2005 to 2009 he was the Chief Financial Officer of Weather Services International, now The Weather Company, where he led the implementation of the PeopleSoft financial system and the SalesLogix CRM solution and the financial due diligence for two large acquisitions. He earned his Bachelor of Science in Finance from Western International University in 1994 and an MBA in Global Management from the University of Phoenix in 2005.

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

Based solely upon a review of reports provided to us by our officers and directors, we believe that, during the fiscal year ended June 30, 2020, no person required to file reports under Section 16(a) of the Securities Exchange Act of 1934 failed to file such reports on a timely basis during such fiscal year, except that we are aware that Dolphin Offshore Partners LP which owns approximately 20% of our common stock based on available public records as of September 17, 2020 has not filed a Form 3 to date. Dolphin Offshore Partners LP is not affiliated with our Company.

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

ITEM 11.     EXECUTIVE COMPENSATION.

Executive Compensation

Summary Executive Compensation

The following table sets forth all compensation for our fiscal years ended June 30, 2020 and 2019 awarded to, earned by, or paid to our Principal Executive Officer, our most highly compensated executive officer and our most highly compensated employees, all of which are referred to herein as the “Named Executive Officers”.

Summary Executive Compensation Table for the Fiscal Years Ended June 30, 2020 and 2019

Name and Principal Position	Year June 30,	Salary ($)	Bonus ($)		Stock Awards ($) (1)		Option Awards ($) (2)		Total ($)
Dr. Joseph N. Forkey	2020	235,385	0		0		0		235,385
Director, Chief Executive Officer, President and Treasurer	2019	200,000	0		210,000	(3)	230,836	(4)	640,836

Daniel S. Habhegger	2020	131,003	0		0		126,157	(5)	257,160
Chief Financial Officer, Secretary

Divaker Mangadu	2020	140,000	40,000	(6)	0		115,496	(7)	295,496
President, Ross Optical Division

(1)	Represents the aggregate grant date fair value of stock awards granted in the respective fiscal year as computed in accordance with FASB ASC Topic 718, Compensation — Stock Compensation. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option valuation model. A discussion of the assumptions used in calculating the amounts in this column may be found in the Notes to our audited consolidated financial statements for the year ended June 30, 2020 set forth in this Annual Report on Form 10-K. These amounts do not represent the actual amounts paid to or realized by the directors during the fiscal year ended June 30, 2020.

(2)	Represents the aggregate grant date fair value of stock option awards granted in the respective fiscal year as computed in accordance with FASB ASC Topic 718, Compensation — Stock Compensation. The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option valuation model. A discussion of the assumptions used in calculating the amounts in this column may be found in the Notes to our audited consolidated financial statements for the year ended June 30, 2020 set forth in this Annual Report on Form 10-K. These amounts do not represent the actual amounts paid to or realized by the directors during the fiscal year ended June 30, 2020.

(3)	On August 2, 2018, we awarded Dr. Forkey 300,000 shares of common stock for services performed through June 30, 2018. As of June 30, 2020, all 300,000 shares have been issued to Dr. Forkey.

(4)	On August 2, 2018, we granted Dr. Forkey stock options to purchase up to 350,000 shares of our common stock at an exercise price of $0.73 per share. The options vested as follows: (i) one–half of the options vest if we achieve revenues of $1.5 million or higher for two consecutive fiscal quarters, based on the reported revenues in our Form 10-Ks or 10-Qs; and (ii) one-half of the options vested if our common stock was trading at $1.00 per share or higher for fifteen consecutive trading days. In the event of a change of control all unvested options will vest. As of June 30, 2020, all 350,000 options are vested.

(5)	We granted Mr. Habhegger a stock option to purchase up to 100,000 shares of our common stock at an exercise price of $1.42 per share, the closing price of our common stock on September 9, 2019. Provided Mr. Habhegger remains eligible under the plan on these dates, the options vest on September 9, 2020, 2021 and 2022 in amounts of 33,334, 33,333 and 33,333 options, respectively.

(6)	Represents performance bonus awards for the respective fiscal year.

(7)	We granted Mr. Mangadu a stock option to purchase up to 100,000 shares of our common stock at an exercise price of $1.30 per share, the closing price of our common stock on September 5, 2019. Provided Mr. Mangadu remains eligible under the plan on these dates, the options vest on September 5, 2020, 2021 and 2022 in amounts of 33,000, 33,000 and 34,000 options, respectively.

Employment Contracts

Agreement with Dr. Forkey

On July 27, 2018, our Board of Directors approved a new compensation agreement with our Chief Executive Officer, Dr, Joseph Forkey effective August 2, 2018. Pursuant to the agreement, we agreed to pay Dr. Forkey a base salary of $200,000 per year beginning retroactively on July 1, 2018. Effective October 1, 2019, our Board of Directors approved an increase of Dr. Forkey’s base salary to $250,000 per year. On August 2, 2018, we also granted Dr. Forkey a stock option to purchase up to 350,000 shares of our common stock at an exercise price of $0.73 per share. The options vested as follows: (i) one–half of the options vest if we achieved revenues of $1.5 million or higher for two consecutive fiscal quarters, based on the reported revenues in our Form 10-Ks or 10-Qs; and (ii) one-half of the options vested if our common stock was trading at $1.00 per share or higher for fifteen consecutive trading days. In the event of a change of control all unvested options will vest. As of June 30, 2020, all 350,000 options are vested. We also granted Dr. Forkey 300,000 shares of common stock at a rate of 50,000 shares per fiscal quarter retroactively starting January 1, 2017 and through the quarter ended June 30, 2018. As of June 30, 2020, all 300,000 of such shares have been issued to Dr. Forkey.

Agreement with Mr. Habhegger

Effective December 1, 2019 we entered into an employment agreement with Mr. Habhegger to serve as our Chief Financial Officer and Secretary pursuant to which we agreed to pay Mr. Habhegger a base salary of $170,000 per year. In the event that Mr. Habhegger is terminated within six months of a change of control he will receive six months’ notice or pay in lieu of notice at his then current salary rate.

Agreement with Mr. Mangadu

In connection with the acquisition of the Ross Optical division we entered into an employment agreement on July 1, 2019 with Divaker (Divi) Mangadu to serve as President of Ross Optical Industries (a division of Precision Optics Corporation). The agreement covers a period of five years unless terminated sooner under certain conditions by the parties and may be renewed beyond the initial and subsequent terms for additional one-year periods. Mr. Mangadu was also granted a stock option to purchase up to 100,000 shares of our common stock at an exercise price of $1.30 per share, the closing price of our common stock on September 5, 2019. Provided Mr. Mangadu remains eligible under the plan on these dates, the options vest on September 5, 2020, 2021 and 2023 in amounts of 33,000, 33,000 and 34,000 options, respectively. If Mr. Mangadu is terminated without cause by the Company during the initial five year term of the agreement, he shall receive a lump-sum $75,000 cash severance payment and all unexercised stock options shall vest immediately and be exercisable for the remainder of their term. If Mr. Mangadu is terminated without cause subsequent to the initial five-year term, he shall receive a lump-sum cash severance payment equal to one-half his then current annual salary. The agreement also provides that for a period of five years after July 1, 2019 Mr. Mangadu agrees not to compete with the Company, solicit employees, vendors or customers for purposes that do not directly benefit the Company or to interfere in any way with the Company’s relationship with any vendors or customers.

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

Outstanding Equity Awards at Fiscal Year-End Table for the Fiscal Year Ended June 30, 2020

The following table shows grants of options outstanding on June 30, 2020, the last day of our fiscal year, to each of the Named Executive Officers included in the Summary Executive Compensation Table.

Name	Number of securities underlying unexercised options Exercisable	Number of securities underlying unexercised options Unexercisable		Option exercise price ($)	Option expiration date
Dr. Joseph N. Forkey	150,000	0		1.20	03/02/2022
	350,000	0		0.73	08/02/2028

Daniel S. Habhegger	0	100,000	(1)	1.42	09/09/2029

Divaker Mangadu	0	100,000	(2)	1.30	09/05/2029

_______________________

(1)	The options were granted on September 9, 2019 with vesting of one-third of the options on each of the dates September 9, 2020, 2021, and 2022, respectively, subject to the holders’ eligibility under the Option Plan on each of those dates.

(2)	The options were granted on September 5, 2019 with vesting of one-third of the options on each of the dates September 5, 2020, 2021, and 2022, respectively, subject to the holders’ eligibility under the Option Plan on each of those dates.

Profit Sharing and 401(k) Plan

We have a defined contribution 401(k) profit sharing plan. Employer profit sharing and matching contributions to the plan are discretionary. No employer profit sharing contributions were made to the plan in fiscal years 2020 and 2019. No employer matching contributions were made to the plan in fiscal years 2020 and 2019.

Director Compensation

The following table sets forth cash amounts and the value of other compensation paid to our directors, but does not include the compensation of Dr. Joseph N. Forkey, our Chief Executive Officer, President, and Treasurer, as his compensation is reflected in the Summary Executive Compensation Table. During the fiscal year ended June 30, 2020, our Board of Directors determined that Dr. Joseph N. Forkey was our employee director and, therefore, would not earn any fees related to service on our Board.

Director Compensation Table for the Fiscal Year Ended June 30, 2020

Name of Director	Fees earned or paid in cash ($)(1)		Total ($)
Andrew J. Miclot	3,000		3,000
Dr. Richard B. Miles	3,000		3,000
Peter H. Woodward	40,250	(2)	32,000

_______________________

(1)	Under our director compensation plan, each director received $250 per board or committee meeting that the director attended. In December 2019 the Company’s board of directors approved annual grants of common stock options each year beginning in December 2019 of 20,000 and 30,000 options to each non-management board members and the Chairman, respectively. The Options shall be immediately exercisable. The board of directors also approved that each non-management, non-Chairman board member shall receive $5,000 annually paid in quarterly amounts of $1,250. We also reimburse our directors for travel expenses.

(2)	Mr. Woodward serves as our Chairman and performs various management services. In March 2019 the Company’s board of directors approved the payment of $10,000 per quarter to Mr. Woodward for the performance of certain management services beginning retroactively for the quarter ended December 31, 2018.

As of June 30, 2020, the following stock options were outstanding for each of our directors: Andrew J. Miclot – 80,000, Dr. Richard B. Miles – 96,600, Peter H. Woodward – 120,000.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following tables set forth information regarding our common stock owned as of the close of business on September 20, 2020 by the following persons: (i) each person who is known by us to own beneficially more than 5% of our common stock, (ii) each of our directors who beneficially owns our common stock, (iii) each of our Named Executive Officers who beneficially own our common stock and (iv) all executive officers and directors, as a group, who beneficially own our common stock. The information on beneficial ownership in the table and footnotes thereto is based upon data furnished to us by, or on behalf of, the persons listed in the table.

We have determined beneficial ownership in accordance with the rules of the SEC. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons and entities named in the table below have sole voting and investment power with respect to all shares of common stock that they beneficially own, subject to applicable community property laws.

In computing the number of shares of common stock beneficially owned by a person and the percentage ownership of that person, we deemed outstanding shares of common stock subject to options held by that person or group that are currently exercisable or exercisable within 60 days after September 20, 2020. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person or group.

Stockholders Known by Us to Own Over 5% of Our Common Stock

	Amount of beneficial ownership (1)			Percent of
Name and Address of Beneficial Owner	Shares Owned	Shares – Rights to Acquire	Total Number	Shares Beneficially Owned (2)
Dolphin Offshore Partners LP (3) 4828 First Coast Highway, STE 5 Fernandina, FL 32034	2,070,625	0	2,070,625	15.7%

Stuart L Sternberg (4) 85 Bellevue Ave Rye, NY 10580	1,235,784	0	1,235,784	9.4%

Sandra F. and Norman H. Pessin (5) 500 Fifth Avenue, Suite 2240 New York, NY 10110	1,196,595	0	1,196,595	9.1%

Hershey Strategic Capital, LP (6) 888 7th Ave., 17th Floor New York, New York 10019	986,480	0	986,480	7.5%

MHW Partners, L.P. (7) 150 East 52nd Street 30th Fl. New York, New York 10022	674,013	120,000	794,013	6.0%

_______________________

(1)	Represents shares with respect to which each beneficial owner listed has or will have, upon acquisition of such shares upon exercise or conversion of options, warrants, conversion privileges or other rights exercisable within 60 sixty days, sole voting and investment power. For the purposes of this table, we have not assumed the limitations on exercise set forth in certain options, which limit the number of shares of common stock that the holder, together with all other shares of common stock beneficially owned by such person, does not exceed 4.999% of the total outstanding shares of common stock.

(2)	As of September 20, 2020, there were 13,191,789 issued shares of our common stock issued and outstanding. Percentages are calculated on the basis of the amount of issued and outstanding common stock plus, for each person or group, any securities that such person or group has the right to acquire within 60 days pursuant to options, warrants, conversion privileges or other rights.

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

(4)	We relied, in part, on a Form 4 filed with the SEC by Stuart Sternberg on February 5, 2020, for this information.

(5)	We relied, in part, on a Schedule 13D/A filed jointly with the SEC on July 5, 2019 by Sandra F. Pessin and Norman H. Pessin. Mr. and Mrs. Pessin are married and considered to beneficially hold each other’s shares. Ms. Pessin owns 963,334 shares and Mr. Pessin owns 233,625 shares for a combined beneficial ownership of 1,196,959 shares.

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

(7)

We relied, in part, on a Form 4 filed with the SEC on December 1, 2016 by Peter H. Woodward, on a Schedule 13D/A jointly filed with the SEC on November 3, 2015 by MHW Partners, L.P., MHW Capital, LLC, MHW Capital Management, LLC, and on a Form 4 filed with the SEC by Peter H. Woodward on December 31, 2019, for this information.

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

MHW Partners, L.P. beneficially owns 674,013 shares of common stock, and 120,000 shares that may be acquired upon the exercise of outstanding stock options by Mr. Woodward. The options vested in three installments: one-third vested immediately on the date of grant; one-third vested on May 18, 2016; the remaining one-third vested on May 18, 2017. The options have an exercise price of $0.73 and expire on May 18, 2025. The remaining 30,000 options became immediately exercisable upon their grant on December 6, 2019, have an exercise price of $1.50 per share, and expire on December 6, 2019. However, the aggregate number of shares of common stock into which such warrants and options are exercisable, and which MHW Partners, L.P. has the right to acquire beneficial ownership, is limited to the number of shares of common stock that, together with all other shares of common stock beneficially owned by MHW Partners, L.P., does not exceed 4.999% of the total outstanding shares of common stock. Accordingly, such warrants and options are not currently exercisable into common stock until the actual shares of common stock held by MHW Partners, L.P. is less than 4.999% of the total outstanding shares of common stock. MHW Partners, L.P. may waive this 4.999% restriction with 61 days’ notice to us.

Officers and Directors

		Amount of beneficial ownership (2)			Percent of
Name and address of beneficial owner (1)	Nature of beneficial ownership	Shares Owned	Shares – Rights to Acquire	Total Number	Shares Beneficially Owned (3)
Dr. Joseph N. Forkey (4)	Chief Executive Officer, President, Treasurer and Director	333,620	500,000	833,620	6.1%

Peter H. Woodward (5)	Chairman of the Board of Directors	674,013	120,000	794,013	6.0%

Dr. Richard B. Miles (6)	Director	15,112	94,400	109,512	*

Andrew J. Miclot (7)	Director	0	80,000	80,000	*

Daniel S. Habhegger (8)	Chief Financial Officer, Secretary	0	100,000	100,000	*

Divaker Mangadu (9)	President, Ross Optical Division	0	100,000	100,000	*

All directors and executive officers as a group		1,022,745	994,400	2,017,145	14.2%

* Percentage of shares beneficially owned does not exceed one percent of issued and outstanding shares of stock.

_______________________

(1)	Unless otherwise stated, the address of each beneficial owners listed on the table is c/o Precision Optics Corporation, Inc., 22 East Broadway, Gardner, MA 01440.

(2)	Represents shares with respect to which each beneficial owner listed has or will have, upon acquisition of such shares upon exercise or conversion of options, warrants, conversion privileges or other rights exercisable within 60 sixty days, sole voting and investment power.

(3)	As of September 20, 2020, we had 13,191,789 shares of our common stock issued and outstanding. Percentages are calculated on the basis of the amount of issued and outstanding common stock plus, for each person or group, any securities that such person or group has the right to acquire within 60 days of September 20, 2020 pursuant to options, warrants, conversion privileges or other rights.

(4)	Dr. Forkey is a member of our Board of Directors and serves as our Chief Executive Officer, President and Treasurer. Dr. Forkey’s beneficial ownership consists of (a) 333,620 shares of common stock held in joint ownership with his wife, Heather Forkey, with whom he shares voting and dispositive control, and (b) 500,000 shares of common stock that may be acquired upon the exercise of outstanding stock options.
(5)	Mr. Peter Woodward is the Chairman of our Board of Directors. Mr. Woodward is the managing member and general partner of MHW Partners and in such capacity, Mr. Woodward holds the power to vote and direct the disposition of all shares of common stock owned by MHW Partners. On September 28, 2012, MHW Partners purchased 222,223 shares of our common stock, and warrants to purchase up to 168,386 shares of our common stock at an exercise price of $1.11 per share, subject to adjustment and a call provision if certain market price targets are reached, and an expiration date of September 28, 2017. On July 2, 2014, MHW Partners purchased 125,000 shares of common stock. On October 19, 2015, MHW Partners purchased 100,000 shares of common stock. On November 22, 2016 MHW Partners purchased 156,667 shares of common stock, and warrants to purchase 78,333 shares of common stock at an exercise at a variable exercise price subject to the Companies achievement of certain performance criteria. Mr. Woodward exercised the 78,333 November 22, 2016 warrants on October 16, 2017 at $0.01 per share. Mr. Woodward’s beneficial ownership consists of (a) 674,013 shares of common stock held through MHW Partners, L.P., and (b) 120,000 shares of common stock which may be acquired upon the exercise of outstanding stock options.

(6)	Dr.. Miles is a member of our Board of Directors. Dr. Miles’ beneficial ownership consists of (a) 15,112 shares of common stock, and (b) 94,400 shares of common stock that may be acquired upon the exercise of outstanding stock options.

(7)	Mr. Andrew Miclot is a member of our Board of Directors. Mr. Miclot’s beneficial ownership consists of 80,000 shares that may be acquired upon the exercise of outstanding stock options.

(8)	Mr. Habhegger became our Chief Financial Officer and Secretary effective December 1, 2019. Mr. Habhegger’s beneficial ownership consists of 100,000 shares of common stock that may be acquired upon the exercise of outstanding stock options.

(9)	Mr. Mangadu became our President, Ross Optical Division upon our acquisition of Ross Optical, Inc. effective July 1, 2019. Mr. Mangadu’s beneficial ownership consists of 100,000 shares of common stock that may be acquired upon the exercise of outstanding stock options.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Certain Relationships and Related Transactions

Since the beginning of the last fiscal year we had the following related party transactions.

Transactions with Officers and Directors

In March 2019 our board of directors approved the payment of $10,000 per quarter to our Chairman of the Board for the performance of services to the Company beginning retroactively for the quarter ended December 31, 2018. The agreement has no maturity date and $20,000 was paid prior to June 30, 2019, $10,000 is included in accounts payable at June 30, 2019, and $10,000 was paid for each of the four quarters of fiscal year ending June 30, 2020.

Transactions with Stockholders Known by the Company to Own 5% or More of the Company’s Common Stock

At June 30, 2019, we received payments for common stock subscriptions totaling $925,000 at $1.25 per share. On July 1, 2019, we received $950,000 and closed the private placement on that date by issuing 760,000 unregistered common shares. The placement proceeds were used to partially fund the business acquisition of the Ross Optical division closed on July 1, 2019 with an effective date of June 1, 2019. In conjunction with the placement, we also entered into a registration rights agreement with the investors requiring submission of a registration statement with the Securities and Exchange Commission within 120 days of the placement. Such registration statement was filed on October 29, 2019 and made effective by the SEC on November 27, 2019. Ms. Sandra Pessin acquired 200,000 shares in this placement for $250,000 or $1.25 per share, and at that time Ms. Pessin was an owner of more than 5% of the Company’s outstanding common stock.

On April 14, 2020 closed on a private placement by issuing 200,000 unregistered shares of our common stock at $1.25 per share or $250,000 to be used for general working capital purposes. In conjunction with the placement, we also entered into a registration rights agreement with the investors requiring submission of a registration statement with the Securities and Exchange Commission within 120 days of the placement. A registration statement for this private placement was filed with the SEC on August 14, 2020. Hershey Strategic Capital, LP acquired 20,000 shares in this placement for $25,000 or $1.25 per share, and at that time Hershey Strategic Capital, LP was an owner of more than 5% of the Company’s outstanding common stock.

Director Independence

During the fiscal year ended June 30, 2020, the Board of Directors determined that Dr. Richard B. Miles, and Andrew J. Miclot were “independent” as defined under the standards of independence set forth in the Nasdaq Listing Rules and the rules under the Securities Exchange Act of 1934.

ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES.

Independent Registered Public Accounting Firm Fees

Our principal and sole independent registered public accounting firm for the fiscal years ending June 30, 2020 and 2019 is Stowe & Degon LLC, referred to as Stowe. The following table presents fees for professional audit services and other services rendered by Stowe, for the fiscal years ended June 30, 2020 and 2019:

	2020	2019
Audit Fees (1)	$92,337	$77,263
Audit Related Fees (2)	1,850	7,220
Business Acquisition Related Fees (3)	–	43,969
Total Audit and Audit Related Fees	94,187	128,452
Tax Fees (4)	9,850	8,750
Total Fees	$104,037	$137,202

_______________________

(1)	Audit fees for fiscal year 2020 are comprised of fees for professional services performed for the audit of our annual financial statements and review of our quarterly financial statements of $92,337, including direct out-of-pocket expenses in the amount of $3,337. Audit fees for fiscal year 2019 are comprised of fees for professional services performed for the audit of our annual financial statements and review of our quarterly financial statements of $77,263, including direct out-of-pocket expenses in the amount of $2,013.

(2)	Audit-related fees are comprised of fees for assurance and related attestation services that are reasonably related to the performance of the audit of our annual financial statements, or the review thereof, and fees for due diligence services.

(3)	Business acquisition related fees relate to audit, assurance and related attestation services relating to our acquisition of the Ross Optical division in June 2019.

(4)	Tax fees for fiscal 2020 and 2019 are comprised of fees for professional services performed with respect to corporate tax compliance, tax return preparation and filing, tax planning and tax advice.

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

The following documents are filed in Part II, Item 8 of this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at June 30, 2020 and 2019

Consolidated Statements of Operations for the years ended June 30, 2020 and 2019

Consolidated Statements of Stockholders’ Equity for the years ended June 30, 2020 and 2019

Consolidated Statements of Cash Flows for the years ended June 30, 2020 and 2019

Notes to Consolidated Financial Statements

2.	FINANCIAL STATEMENT SCHEDULES

All financial statement schedules have been omitted as they are not required, not applicable, or the required information is otherwise included.

b.	Exhibits

The exhibits listed below are filed with or incorporated by reference in this report.

Exhibit	Description

2.1	Asset Purchase Agreement between the Company and Optometrics Corporation, dated January 18, 2008 (included as Exhibit 2.1 to the Form 8-K filed January 25, 2008 and incorporated herein by reference).

3.1	Articles of Organization of Precision Optics Corporation, Inc., as amended (included as Exhibit 3.1 to the Form SB-2 filed March 16, 2007, and incorporated herein by reference).

3.2	Bylaws of Precision Optics Corporation, Inc. (included as Exhibit 3.2 to the Form S-1 filed December 18, 2008, and incorporated herein by reference).

3.3	Articles of Amendment to the Articles of Organization of Precision Optics Corporation, Inc., dated November 25, 2008 and effective December 11, 2008 (included as Exhibit 3.1 to the Form 8-K filed December 11, 2008, and incorporated herein by reference).

Exhibit	Description

3.4	Amended and Restated Bylaws of Precision Optics Corporation, Inc. (included as Exhibit 3.1 to the Current Report on Form 8-K filed July 11, 2014, and incorporated herein by reference).

10.1	Precision Optics Corporation, Inc. 2011 Equity Incentive Plan, dated October 13, 2011 (included as Exhibit 10.2 to Form S-8 filed October 14, 2011, and incorporated herein by reference.)

10.2	Precision Optics Corporation, Inc. Amended 2011 Equity Incentive Plan, dated October 14, 2011, as amended on April 16, 2015 (included as Exhibit 10.1 to the Company’s Registration Statement on Form S-8 filed April 20, 2015, and incorporated herein by reference).

10.3	Consulting Agreement with Donald A. Major dated June 15, 2016 (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 23, 2016, and incorporated herein by reference).

10.4	Compensation Agreement, by and among Precision Optics Corporation, Inc. and Joseph N. Forkey, dated August 2, 2018 (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 3, 2018, and incorporated herein by reference).

10.5	Form of Securities Purchase Agreement by and among the Company and the Investors, dated October 16, 2018 (included as Exhibit 10.1 to the Form 8-K filed on October 18, 2018, and incorporated herein by reference).

10.6	Form of Registration Rights Agreement by and among the Company and the Investors, dated October 16, 2018 (included as Exhibit 10.2 to the Form 8-K filed on October 18, 2018, and incorporated herein by reference).

10.7†+	Asset Purchase Agreement dated July 1, 2019, between Precision Optics Corporation, Inc. and Ross Optical Industries, Inc. and the shareholders (included as Exhibit 10.1 to the Form 8-K filed on July 8, 2019, and incorporated herein by reference).

10.8	Form of Purchase Agreement, by and among Precision Optics Corporation, Inc. and several Investors, dated July 1, 2019 (included as Exhibit 10.2 to the Form 8-K filed on July 8, 2019, and incorporated herein by reference).
10.9	Form of Registration Rights Agreement, by and among Precision Optics Corporation, Inc. and several Investors, dated July 1, 2019 (included as Exhibit 10.3 to the Form 8-K filed on July 8, 2019, and incorporated herein by reference).

10.10	Employment Agreement, by and among Precision Optics Corporation. Inc. and Divaker Mangadu, dated July 1, 2019 (included as Exhibit 10.4 to the Form 8-K filed on July 8, 2019, and incorporated herein by reference).

10.11†	Employment agreement, by and among Precision Optics Corporation, Inc. and Jeff DiRubio, dated April 26, 2019 (included as Exhibit 10.16 to the annual report on Form 10-K filed on September 26, 2019, and incorporated herein by reference).

10.12+	Lease Agreement, by and among Precision Optics Corporation, Inc. and Texzona Industries Ltd. dated July 1, 2019 (included as Exhibit 10.17 to the annual report on Form 10-K filed on September 26, 2019, and incorporated herein by reference).

Exhibit	Description

10.13	Employment Offer Letter Daniel S. Habhegger, dated December 2, 2019 (included as Exhibit 10.18 to the quarterly report on Form 10-Q filed on February 13, 2020, and incorporated herein by reference).

10.14	Form of Securities Purchase Agreement, by and among Precision Optics Corporation, Inc. and several Investors, dated April 14, 2020 (included as Exhibit 10.1 to the current report on Form 8-K filed on May 7, 2020, and incorporated herein by reference).

10.15	Form of Registration Rights Agreement, by and among Precision Optics Corporation, Inc. and several Investors, dated April 14, 2020 (included as Exhibit 10.2 to the current report on Form 8-K filed on May 7, 2020, and incorporated herein by reference).

14.1	Precision Optics Corporation, Inc. Corporate Code of Ethics and Conduct (included as Exhibit 14.1 to the Form 10-K filed September 28, 2008, and incorporated herein by reference).

21.1	Subsidiaries of the Registrant (included as Exhibit 21.1 to the Form 10-K filed September 26, 2008, and incorporated herein by reference).

23.1*	Consent of Independent Registered Public Accounting Firm.

31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

†	Certain portions of the agreement have been omitted to preserve the confidentiality of such information. The Company will furnish copies of any such information to the SEC upon request.

+	The schedules to agreement have been omitted from this filing pursuant to Item 601(a)(5) of Regulation S-K. The Company will furnish copies of any such schedules to the SEC upon request.

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

PRECISION OPTICS CORPORATION, INC.

Date: September 24, 2020	By:	/s/ Joseph N. Forkey
Joseph N. Forkey President and Chief Executive Officer
(Principal Executive Officer)

Date: September 24, 2020	By:	/s/ Daniel S. Habhegger
Daniel S. Habhegger Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Joseph N. Forkey Joseph N. Forkey	Chief Executive Officer, President, Treasurer and Director (Principal Executive Officer)	September 24, 2020

/s/ Daniel S. Habhegger Daniel S. Habhegger	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	September 24, 2020

/s/ Andrew J. Miclot	Director	September 24, 2020
Andrew J. Miclot

/s/ Peter H. Woodward	Director, Chairman	September 24, 2020
Peter H. Woodward

/s/ Richard B. Miles	Director	September 24, 2020
Richard B. Miles

