Form 10-Q
period 2020-09-30
PRECISION OPTICS CORPORATION, INC.
filed 2020-11-12
CIK 867840

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

or

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

The number of shares outstanding of the issuer’s common stock, par value $0.01 per share, at November 12, 2020 was 13,191,789 shares.

PRECISION OPTICS CORPORATION, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30, 2020	June 30, 2020
ASSETS
Current Assets:
Cash and cash equivalents	$900,510	$1,134,697
Accounts receivable (net of allowance for doubtful accounts of $249,200 at September 30, 2020 and $248,450 at June 30, 2020)	1,585,001	1,481,437
Inventories	2,138,390	2,197,244
Prepaid expenses	112,015	133,707
Total current assets	4,735,916	4,947,085

Fixed Assets:
Machinery and equipment	2,915,847	2,907,533
Leasehold improvements	754,438	731,801
Furniture and fixtures	178,640	178,640
	3,848,925	3,817,974
Less—Accumulated depreciation and amortization	3,349,910	3,314,824
Net fixed assets	499,015	503,150

Operating lease right-to-use asset	104,380	118,403
Patents, net	104,887	95,229
Goodwill	687,664	687,664

TOTAL ASSETS	$6,131,862	$6,351,531

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of capital lease obligation	$33,047	$51,761
Current portion of acquisition earn out liability	166,667	166,667
Note payable to bank	808,962	808,962
Accounts payable	1,022,803	1,066,005
Customer advances	206,665	417,059
Accrued compensation and other	578,723	581,770
Current portion of operating lease liability	58,136	57,156
Total current liabilities	2,875,003	3,149,380

Capital lease obligation, net of current portion	33,582	35,810
Acquisition earn out liability	333,333	333,333
Operating lease liability, net of current portion	46,244	61,247

Stockholders’ Equity:
Common stock, $0.01 par value: 50,000,000 shares authorized; issued and outstanding – 13,191,789 shares at September 30, 2020 and June 30, 2020	131,918	131,918
Additional paid-in capital	49,774,132	49,702,986
Accumulated deficit	(47,062,350)	(47,063,143)
Total stockholders’ equity	2,843,700	2,771,761

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,131,862	$6,351,531

The accompanying notes are an integral part of these consolidated interim financial statements.

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED

SEPTEMBER 30, 2020 AND 2019

(UNAUDITED)

	Three Months Ended September 30,
	2020	2019
Revenues	$2,757,901	$2,514,984

Cost of Goods Sold	1,782,723	1,540,867
Gross Profit	975,178	974,117

Research and Development Expenses, net	151,576	152,154

Selling, General and Administrative Expenses	822,002	907,845
Total Operating Expenses	973,578	1,059,999

Operating Income (Loss)	1,600	(85,882)

Interest Expense	(807)	(228)

Net Income (Loss)	$793	$(86,110)

Income (Loss) Per Share:
Basic and Fully Diluted	$0.00	$(0.01)

Weighted Average Common Shares Outstanding:
Basic	13,191,789	12,832,389
Fully Diluted	13,684,233	12,832,389

The accompanying notes are an integral part of these consolidated interim financial statements.

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED

SEPTEMBER 30, 2020 AND 2019

(UNAUDITED)

	Three Month Period Ended September 30, 2020
	Number of Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity

Balance, July 1, 2020	13,191,789	$131,918	$49,702,986	$(47,063,143)	$2,771,761
Stock-based compensation	–	–	71,146	–	71,146
Net income	–	–	–	793	793
Balance, September 30, 2020	13,191,789	$131,918	$49,774,132	$(47,062,350)	$2,843,700

	Three Month Period Ended September 30, 2019
	Number of Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity

Balance, July 1, 2019	12,071,139	$120,712	$48,893,172	$(45,636,993)	$3,376,891
Issuance of common stock in private placement	760,000	7,600	17,400	–	25,000
Proceeds from exercise of stock options	12,500	125	8,550	–	8,675
Issuance of common stock for services	25,000	250	44,750	–	45,000
Stock-based compensation	–	–	76,505	–	76,505
Net loss	–	–	–	(86,110)	(86,110)
Balance, September 30, 2019	12,868,639	$128,687	$49,040,377	$(45,723,103)	$3,445,961

The accompanying notes are an integral part of these consolidated interim financial statements.

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED

SEPTEMBER 30, 2020 AND 2019

(UNAUDITED)

	Three Months Ended September 30,
	2020	2019
Cash Flows from Operating Activities:
Net Income (Loss)	$793	$(86,110)
Adjustments to reconcile net loss to net cash (used in) provided from operating activities -
Depreciation and amortization	35,086	22,920
Stock-based compensation expense	71,146	76,505
Non-cash consulting expense	–	45,000
Changes in operating assets and liabilities -
Accounts receivable, net	(103,564)	519,342
Inventories, net	58,854	(337,248)
Prepaid expenses	21,692	(770)
Accounts payable	(43,202)	(138,075)
Customer advances	(210,394)	63,431
Accrued compensation and other	(3,047)	(163,648)
Net cash (used in) provided by operating activities	(172,636)	1,347

Cash Flows from Investing Activities:
Cash paid for business acquisition	–	(1,443,341)
Purchases of fixed assets	(30,951)	(21,885)
Additional patent costs	(9,658)	(6,754)
Net cash used in investing activities	(40,609)	(1,471,980)

Cash Flows from Financing Activities:
Payment of capital lease obligation	(20,942)	(2,333)
Gross proceeds from exercise of stock options	–	8,675
Gross Proceeds from private placement of common stock	–	25,000
Net cash (used in) provided by financing activities	(20,942)	31,342

Net decrease in cash and cash equivalents	(234,187)	(1,439,291)
Cash and cash equivalents, beginning of period	1,134,697	2,288,426

Cash and cash equivalents, end of period	$900,510	$849,135

Supplemental disclosure of non-cash financing activities:
Offering costs included in accrued compensation and other	$22,250	$12,250

The accompanying notes are an integral part of these consolidated interim financial statements.

PRECISION OPTICS CORPORATION, INC.

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Operations

The accompanying consolidated financial statements include the accounts of Precision Optics Corporation, Inc. and its wholly owned subsidiaries (the “Company”). All significant intercompany accounts and transactions have been eliminated in consolidation.

These consolidated financial statements have been prepared by the Company, without audit, and reflect normal recurring adjustments which, in the opinion of management, are necessary for a fair statement of the results of the first quarter of the Company’s fiscal year 2021. These consolidated financial statements do not include all disclosures associated with annual consolidated financial statements and, accordingly, should be read in conjunction with footnotes contained in the Company’s consolidated financial statements for the year ended June 30, 2020, together with the Report of Independent Registered Public Accounting Firm filed under cover of the Company’s 2020 Annual Report on Form 10-K, filed with the Securities and Exchange Commission on September 24, 2020.

Use of Estimates

The preparation of these consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

Reclassification

Certain balance sheet items in the prior period financial statements have been reclassified to conform to the presentation of the current period financial statements. This reclassification had no effect on the previously reported net loss.

Income (Loss) Per Share

Basic income (loss) per share is computed by dividing net income or net loss by the weighted average number of shares of common stock outstanding during the period. Diluted income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period, plus the number of potentially dilutive securities outstanding during the period such as stock options. For the three months ended September 30, 2019, the effect of such securities was antidilutive and not included in the fully diluted calculation because of the net loss generated in that period.

The following is the calculation of income (loss) per share for the three months ended September 30, 2020 and 2019:

	Three Months Ended September 30,
	2020	2019
Net Income (Loss) – Basic and Fully Diluted	$793	$(86,110)

Weighted Average Shares Outstanding
Basic	13,191,789	12,832,389
Fully Diluted	13,684,233	12,832,389

Income (Loss) Per Share - Basic and Fully Diluted	$0.00	$(0.01)

The number of shares issuable upon the exercise of outstanding stock options that were excluded from the computation as their effect was antidilutive was approximately 893,200 and 2,007,000 for the three months ended September 30, 2020 and 2019, respectively.

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

Goodwill and Patents

Long-lived assets such as goodwill and patents are capitalized when acquired and reviewed for impairment whenever events or changes in circumstances indicate that the book value of the asset may not be recoverable. Impairment of the carrying value of long-lived assets such as goodwill and patents would be indicated if the best estimate of future undiscounted cash flows expected to be generated by the asset grouping is less than its carrying value. If an impairment is indicated, any loss is measured as the difference between estimated fair value and carrying value and is recognized in operating income or loss. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. No such impairments of goodwill or patents have been estimated by management as of September 30, 2020.

2.	INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out) and net realizable value and consisted of the following:

	September 30, 2020	June 30, 2020
Raw Materials	$628,052	$653,678
Work-In-Progress	699,129	665,593
Finished Goods	811,209	877,973
	$2,138,390	$2,197,244

3.	NOTE PAYABLE TO BANK

The Company executed an unsecured Promissory Note with a bank on May 6, 2020 and received $808,962 of loan proceeds pursuant to the Paycheck Protection Program under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The Promissory Note bears interest at a fixed rate of 1% per annum, with principal and interest payments commencing on November 6, 2020. However, if the Small Business Administration confirms forgiveness of the Company’s loan and reimburses the bank for the total outstanding balance of principal and interest, the Company’s obligations under the Promissory Note will be deemed fully satisfied and paid in full. The Company has begun the loan forgiveness application process and expects that it will ultimately qualify for full forgiveness. Any portion of the Company’s CARES Act loan that is not forgiven shall be converted to a term loan with the bank with monthly payments bearing interest at no more than 1% per annum and a maturity date two years from the Promissory Note date, or May 6, 2022.

4.	LEASE OBLIGATIONS

The Company entered into a five-year capital lease obligation in January 2016 for the acquisition of manufacturing equipment totaling $51,252. In January 2020 the Company entered into a five-year capital lease and a twelve-month capital lease in the amounts of $47,750 and $65,463 respectively, for manufacturing equipment. The net book value of fixed assets under capital lease obligations as of September 30, 2020 is $99,597.

On July 1, 2019 the Company entered into a three-year operating lease for its facility in El Paso, Texas with total remaining minimum lease payments of $109,156 at September 30, 2020. Total rent expense including base rent and common area expenses was $15,445 and $17,089 during the three months ended September 30, 2020 and 2019, respectively. Included in the accompanying balance sheet at September 30, 2020 is a right-of-use asset of $104,380 and current and long-term right-of-use operating lease liabilities of $58,136 and $46,244, respectively.

At September 30, 2020, future minimum lease payments under the capital lease and operating lease obligations are as follows:

Fiscal Year Ending June 30:	Capital Leases	Operating Lease
2021	$32,842	$46,334
2022	11,280	62,822
2023	11,280	–
2024	11,280	–
2025	6,580	–
Total Minimum Payments	73,262	$109,156
Less: amount representing interest	6,633
Present value of minimum lease payments	66,629
Less: current portion	33,047
	$33,582

The Company’s operating leases for its three Gardner, Massachusetts office, production and storage spaces plus an equipment lease have expired and are continuing on a month to month tenant at will basis. Rent expense on these operating leases was $41,616 and $36,414 for the three months ended September 30, 2020 and 2019, respectively.

5.	STOCK-BASED COMPENSATION

The following table summarizes stock-based compensation expense for the three months ended September 30, 2020 and 2019:

	Three Months Ended September 30,
	2020	2019
Cost of Goods Sold	$11,233	$11,233
Research and Development Expenses	16,925	12,684
Selling, General and Administrative Expenses	42,988	52,588
	$71,146	$76,505

No compensation has been capitalized because such amounts would have been immaterial.

The following tables summarize stock option activity for the three months ended September 30, 2020:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Life
Outstanding at July 1, 2020	2,065,200	$0.95	6.59 years
Outstanding at September 30, 2020	2,065,200	$0.95	6.34 years

Information related to the stock options outstanding as of September 30, 2020 is as follows:

Range of Exercise Prices	Number of Shares	Weighted- Average Remaining Contractual Life (years)	Weighted- Average Exercise Price	Exercisable Number of Shares	Exercisable Weighted- Average Exercise Price
$0.27	40,000	0.79	$0.27	40,000	$0.27
$0.48	60,000	5.50	$0.48	60,000	$0.48
$0.50	100,000	4.72	$0.50	100,000	$0.50
$0.55	44,000	3.46	$0.55	44,000	$0.55
$0.70	100,000	7.84	$0.70	100,000	$0.70
$0.73	786,000	6.06	$0.73	786,000	$0.73
$0.85	6,000	2.26	$0.85	6,000	$0.85
$0.90	36,000	3.69	$0.90	36,000	$0.90
$1.20	200,200	1.42	$1.20	200,200	$1.20
$1.25	45,000	9.47	$1.25	–	$–
$1.30	478,000	8.63	$1.30	160,679	$1.30
$1.42	100,000	8.94	$1.42	33,334	$1.42
$1.50	70,000	9.19	$1.50	70,000	$1.50
$0.27–1.50	2,065,200	6.34	$0.95	1,636,213	$0.85

The aggregate intrinsic value of the Company’s “in-the-money” outstanding and exercisable options as of the three months ended September 30, 2020 was $435,520.

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

The Company disaggregates revenues by product and service types as it believes it best depicts how the nature, amount, timing and uncertainty of revenues and cash flows are affected by economic factors. Revenues are comprised of the following for the three months ended September 30, 2020 and 2019:

	Three Months Ended September 30,
	2020	2019
Engineering Design Services	$589,232	$409,728
Optical Components	1,476,085	1,416,244
Medical Device Products & Assemblies	692,584	689,012
	$2,757,901	$2,514,984

Contract Assets and Liabilities

The nature of the Company’s products and services does not generally give rise to contract assets as it typically does not incur costs to fulfill a contract before a product or service is provided to a customer. The Company’s costs to obtain contracts are typically in the form of sales commissions paid to employees. The Company has elected to expense sales commissions associated with obtaining a contract as incurred as the amortization period is generally less than one year. These costs have been recorded in selling, general and administrative expenses. As of September 30, 2020, there were no contract assets recorded in the Company’s Consolidated Balance Sheets.

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

Contract liabilities, which were recorded as customer advances in the Company’s Consolidated Balance Sheets, and unearned revenue are comprised of the following:

	Three Months Ended September 30,
	2020	2019
Contract liabilities, beginning of period	$417,059	$450,192
Unearned revenue received from customers	44,132	280,102
Revenue recognized	(254,526)	(216,671)
Contract liabilities, end of period	$206,665	$513,623

7.	COVID-19 PANDEMIC

The world-wide COVID-19 pandemic that began during the quarter ended March 31, 2020 and the domestic and international impact of policy decisions being made in major countries around the world has had, and is expected to have, an adverse impact on the Company’s sources of supply, current and future orders from the Company’s customers, ability of Company to travel to and attend marketing conferences and visit customer facilities, collection of amounts owed to it from its customers, the Company’s internal operating procedures, and the Company’s overall financial condition. While the Company and many of its medical device and defense contracting customers continue to operate as essential businesses, the Company has taken various actions to augment its operating and human resource policies and procedures to guard against the potential health hazards of COVID-19. These augmented procedures can have a negative impact on the Company’s operational efficiencies. The Company sources various components from overseas suppliers throughout Asia, including China. The Company has experienced supply disruptions and customer delays, which it believes were the result of the COVID-19 pandemic and related economic slow-down. Given the uncertainty surrounding the continuation of economic slow-downs domestically and abroad, the Company cannot predict with certainty at this time what the future impact of COVID-19 and resulting business and economic policies in the US and abroad will be on its upcoming quarterly fiscal operating results.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and notes to those statements included elsewhere in this Quarterly Report on Form 10-Q for the quarter and three months ended September 30, 2020 and with our audited consolidated financial statements for the year ended June 30, 2020 included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on September 24, 2020.

This Quarterly Report on Form 10-Q contains forward-looking statements. When used in this report, the words “anticipate,” “suggest,” “estimate,” “plan,” “project,” “continue,” “ongoing,” “potential,” “expect,” “predict,” “believe,” “intend,” “may,” “will,” “should,” “could,” “would” and similar expressions are intended to identify forward-looking statements. You should not place undue reliance on these forward-looking statements.  Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including the risks described in this report, the risks described in our Annual Report on Form 10-K for the year ended June 30, 2020 and other reports we file with the Securities and Exchange Commission. Although we believe the expectations reflected in the forward-looking statements are reasonable, they relate only to events as of the date on which the statements are made.  We do not intend to update any of the forward-looking statements after the date of this report to conform these statements to actual results or to changes in our expectations, except as required by law.

Overview

We have been a developer and manufacturer of advanced optical instruments since 1982. Our medical instrumentation line includes traditional endoscopes and endocouplers as well as other custom imaging and illumination products for use in minimally invasive surgical procedures. Much of our recent development efforts have been targeted at the development of next generation endoscopes. We selectively execute internal research and development programs to develop next generation capabilities for designing and manufacturing 3D endoscopes and very small Microprecision™ lenses, anticipating future requirements as the surgical community continues to demand smaller and more enhanced imaging systems for minimally invasive surgery.

As Ross Optical Industries of El Paso, Texas we also operate as a supplier of custom optical components and assemblies for military and defense, medical and various other industrial applications. All products sold by us under the Ross Optical name include a custom or catalog optic, which is sourced through our extensive domestic and worldwide network of optical fabrication companies. Most systems make use of optical lenses, prisms, mirrors and windows and range from individual optical components to complex mechano-optical assemblies. Products often include thin film optical coatings that are applied using our in-house coating department.

Approximately 60% of our business during the three months ended September 30, 2020 is from the design and manufacture of high-quality medical devices. Approximately 9% of our revenue during the same period is from the design, manufacture and resale of optical products for military and defense, and 31% is from other industrial, non-medical products. Our proprietary medical instrumentation line and unique custom design and manufacturing capabilities include traditional endoscopes and endocouplers as well as other custom imaging and illumination products for use in minimally invasive surgical procedures. We design and manufacture 3D endoscopes and very small Microprecision™ lenses, assemblies and complete medical devices to meet the surgical community’s continuing demand for smaller, disposable, and more enhanced imaging systems for minimally invasive surgery.

We are registered to the ISO 9001:2015 and ISO 13485:2016 Quality Standards and comply with the FDA Good Manufacturing Practices and the European Union Medical Device Directive for CE marking of our medical products.

Our internet websites are www.poci.com and www.rossoptical.com. Information on our websites is not intended to be integrated into this report. Investors and others should note that we announce material financial information using our company websites (www.poci.com; www.rossoptical.com), our investor relations website, SEC filings, press releases, public conference calls and webcasts. Information about Precision Optics, our business, and our results of operations may also be announced by social media posts on our Ross Optical LinkedIn page (www.linkedin.com/company/ross-optical-industries/) and Twitter feed (http://twitter.com/rossoptical).

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

The markets in which we do business are highly competitive and include both foreign and domestic competitors. Many of our competitors are larger and have substantially greater resources than we do. Furthermore, other domestic or foreign companies, some with greater financial resources than we have, may seek to produce products or services that compete with ours. We routinely outsource specialized production efforts as required to obtain the most cost-effective production. Over the years we have developed extensive experience collaborating with other optical specialists worldwide.

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

Our largest customer during the three months ended September 30, 2020 accounted for 11.3% of our sales and represented production revenue for an ENT scanning device incorporating our Microprecision™ technologies as an enabling design feature. During the fiscal quarter ended September 30, 2020 we had revenue from another one-hundred fifty-eight customers, and none of those customers accounted for more than 10% of our total sales.

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

There have been no significant changes in our critical accounting policies as disclosed in the Notes to our Financial Statements contained in our Annual Report on Form 10-K for the year ended June 30, 2020 filed with the Securities and Exchange Commission on September 24, 2020.

Results of Operations

Our total revenues for the quarter ended September 30, 2020, were $2,757,901, as compared to $2,514,984 for the same period in the prior year, an increase of $242,917, or 9.7%. We believe sales to certain customers were negatively impacted by the COVID-19 pandemic during the quarter ended September 30, 2020, however, the mix of engineering service, production and component sales were similar between the first quarter of fiscal year 2021 and the same quarter of the prior fiscal year. Engineering revenue during the quarter ended September 30, 2020 increased approximately $180,000 compared to the same fiscal quarter of the prior year due to the addition of projects with two new customers, which was partially offset by a typical and anticipated reduction in revenue to a customer progressing through the development stage. Production revenue had a slight increase in quarter-over-quarter revenue due to an increase in production revenue for the ENT scanning device product, which was partially offset by a reduction in production revenue for the cardiovascular product, which both incorporate our Microprecision™ CMOS technology.

The COVID-19 world-wide pandemic that began during the quarter ended March 31, 2020 and the domestic and international impact of policy decisions being made in major countries around the world has had, and could continue to have, an adverse impact on our sources of supply, current and future orders from our customers, collection of amounts owed to us from our customers, our internal operating procedures, and our overall financial condition. While we and many of our medical device and defense contracting customers continued to operate as essential businesses, we took various actions to augment our operating and human resource policies and procedures to guard against the potential health hazards of COVID-19. These augmented procedures can have a negative impact on our operational efficiencies. We source various components from overseas suppliers throughout Asia, including China. We have had supply disruptions and customer delays that we believe were the result of the COVID-19 pandemic and related economic slow-down. We continue to communicate as closely as possible with our suppliers and customers to maintain a current perspective on the future effects of COVID-19 on our business. Given the uncertainty surrounding the continuation of economic impacts both domestically and abroad, we cannot predict with certainty at this time what the future impact of COVID-19 and resulting business and economic policies in the US and abroad will be on our up-coming quarterly fiscal operating results.

Gross profit for the quarter ended September 30, 2020 was $975,178, compared to $974,117 for the same period in the prior year, reflecting an increase of $1,061. Gross profit for the quarter ended September 30, 2020 as a percentage of our revenues was 35.4%, a decrease from the gross profit percentage of 38.7% for the same period in the prior year. Quarterly gross profit and gross profit percentage depend on a number of factors, including overall sales volume, facility utilization, product sales mix, the costs of engineering services, production start-up costs, challenges in connection with new products, the effects of COVID-19 pandemic policy decisions on various economies and our suppliers and customers, as well as the effects on production efficiencies due to the augmented policies we have incorporated into our operations as a result of the COVID-19 pandemic.

Our gross margin on individual engineering projects is dependent on a number of factors and is expected to fluctuate from quarter to quarter based on the nature and status of engineering projects, unanticipated cost over-runs, design challenges and changes, start-up production activities or other customer imposed project changes or delays. Our decrease in gross margin from 38.7% to 35.4% during the fiscal quarter ending September 30, 2019 compared to 2020 was primarily the result of a gross margin decrease in one engineering project due to cost over-runs, plus a decrease in production revenue gross margin resulting from two production products. One production product with a lower gross margin experienced an increase in quarter-over-quarter sales during the quarter ended September 30, 2020, while another production product with a higher gross margin experienced a decrease in quarter-over-quarter sales. The remainder of our production, engineering and component revenues resulted in margins within our targeted range with reasonably expected fluctuations.

Research and development expenses were $151,576 for the quarter ended September 30, 2020, compared to a similar amount of $152,154 for the same period in the prior year. In-house research and development and certain internal functions not directly related to customer engagements are classified as research and development expenses with the majority of our engineering, research and development activities being consumed in revenue generating engagements with our customers for the development of their products. During the quarter ended September 30, 2020 we achieved an increased amount of engineering revenue by utilizing a similar amount of engineering labor as compared to the same quarter of the prior year. Consequently, a similar amount of engineering resources were consumed in internal research and development activities during the quarters ended September 30, 2020 and 2019, respectively.

Selling, general and administrative expenses were $822,002 for the quarter ended September 30, 2020, compared to $907,845 for the same period in the prior year, a decrease of $85,843, or 9.5%. The decrease in the quarter ended September 30, 2020, compared to the same quarter of the prior fiscal year was due to decreased recruiting, shareholder relations, stock compensation and administrative travel costs offset by increases in consulting, professional accounting and insurance expenses.

Liquidity and Capital Resources

We have sustained recurring net losses for several years. During the year ended June 30, 2020 we incurred a net loss of 1,426,150 and used cash in operating activities of $592,492. During the three months ended September 30, 2020 we had net income of $793 and used cash in operating activities of $172,636. At September 30, 2020 cash was $900,510, accounts receivables were $1,585,001 and current liabilities were $2,875,003, including $206,665 of customer advances received for future order deliveries.

Although our sales levels have increased and our financial performance has shown signs of periodic improvement during certain recent fiscal quarters, our operating expenses have also increased and we continue to experience pricing pressure from our customers and challenges in engineering projects and production orders that result in cost over-runs and lower gross margins. Consequently, critical to our ability to maintain our financial condition is achieving and maintaining a level of quarterly revenues that generate break even or better financial performance as well as timely collection of accounts receivable from our customers. We believe profitable operating results can be achieved through a combination of revenue levels, realized gross margins and controlling operating expense increases, all of which are subject to periodic fluctuations resulting from sales mix and the stage of completion of varying engineering service projects as they progress towards and into production level revenues.

We have traditionally funded working capital needs through product sales, management of working capital components of our business, cash received from public and private offerings of our common stock, warrants to purchase shares of our common stock or convertible notes, and by customer advances paid against purchase orders and recorded in the current liabilities section of the accompanying financial statements. Our management believes that the opportunities represented by our current production projects and engineering pipeline of Microprecision™ optical projects have the potential to generate increasing revenues and profitable financial results.

On May 6, 2020, we received loan proceeds in the amount of $808,962 under the Paycheck Protection Program, or PPP, from Bank of America. The PPP, established as part of the Coronavirus Aid, Relief and Economic Security Act, or CARES Act, provides for loans to qualifying businesses that are forgivable provided the loan proceeds are used for eligible purposes, including payroll, benefits, rent and utilities. The unsecured loan, which is in the form of a note dated May 6, 2020 and recorded as a current liability in accompanying financial statements, matures on May 6, 2022 and bears interest at a rate of 1% per annum, payable monthly commencing on December 6, 2020. While we currently believe that our use of the loan proceeds meets the conditions for forgiveness of the loan, we have begun the forgiveness application process and we cannot yet be assured that our $808,962 PPP loan will be eligible for forgiveness, in whole or in part.

Capital equipment expenditures and additional patent costs during the three months ended September 30, 2020 were $40,609. Future capital equipment expenditures will be dependent upon the type and amount of future sales revenue and the needs of on-going research and development efforts.

We have contractual cash commitments related to open purchase orders as of September 30, 2020 of approximately $656,850, plus a $74,119 commitment remaining under three capital lease obligations for the acquisition of equipment and $109,156 commitment remaining under a three-year facility lease relating the Ross Optical division in El Paso, Texas (see Note 3. Lease Obligations). We have no other contractual cash commitments since other leased facilities are currently on a month-to-month basis.

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

Item 4. Controls and Procedures.

Management’s Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and our Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures, including internal control over financial reporting, were not effective, as of September 30, 2020, to ensure the information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended (i) is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are intended to be designed to provide reasonable assurance that such information is accumulated and communicated to our management. Based on this evaluation, our management concluded that our internal control over financial reporting was not effective as of September 30, 2020.

The following is a description of two material weaknesses in our internal control over financial reporting:

Segregation of Duties: As previously disclosed in our Annual Reports on Form 10-K for the fiscal years ended June 30, 2008-2020, our management identified a control deficiency during the 2008 fiscal year because we lacked sufficient staff to segregate accounting duties. We believe the control deficiency resulted primarily because we have the equivalent of one and one-half persons performing all accounting-related on-site duties. As a result, we did not maintain adequate segregation of duties within our critical financial reporting applications, the related modules and financial reporting processes. This control deficiency could result in a misstatement of balance sheet and income statement accounts in our interim or annual consolidated financial statements that would not be detected. Accordingly, management has determined that this control deficiency constitutes a material weakness. During the period beginning with fiscal year 2008 through June 30, 2020, no audit adjustments resulting from this condition were required.

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

We believe that the step outlined above strengthens our internal control over financial reporting and mitigates the material weakness described above. As part of our assessment of internal control over financial reporting for the quarter ended September 30, 2020, our management has evaluated this additional control and has determined that it is operating effectively.

Inventory Valuation: As previously disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2020, we reported a material weakness with respect to the valuation of our inventories. Specifically, the amounts used to value our inventory at June 30, 2009 with respect to overhead rates and purchased items were often inconsistent with the supporting documentation, due to year-to-year changes in overhead rates and costs of purchased items that were not properly reflected in inventory valuation. Accordingly, management had determined that this control deficiency constituted a material weakness as of June 30, 2009. Periodic fiscal year-end audit adjustments of approximately $50,000 have been necessary as a result of this condition.

To address and remediate the material weakness in internal control over financial reporting described above, beginning in the quarter ended September 30, 2009 and continuing through the quarter ended September 30, 2020, we implemented processes to improve our inventory controls and documentation surrounding inventory valuation for overhead rates, and performed procedures to ensure that the pricing of inventory items was consistent with the supporting documentation. We believe that the step outlined above strengthens our internal control over financial reporting and mitigates the material weakness described above.

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

Item 1A. Risk Factors.

There have been no material changes from the risk factors previously disclosed in our annual report on Form 10-K for the fiscal year ended June 30, 2020, as filed with the Securities and Exchange Commission on September 24, 2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

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

PRECISION OPTICS CORPORATION, INC.

Date: November 12, 2020	By:	/s/ Joseph N. Forkey
Joseph N. Forkey
Chief Executive Officer (Principal Executive Officer)

Date: November 12, 2020	By:	/s/ Daniel S. Habhegger
Daniel S. Habhegger
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

