Form 10-Q
period 2020-12-31
PRECISION OPTICS CORPORATION, INC.
filed 2021-02-16
CIK 867840

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2020

or

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

The number of shares outstanding of the issuer’s common stock, par value $0.01 per share, at February 12, 2021 was 13,191,789 shares.

PRECISION OPTICS CORPORATION, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	December 31, 2020	June 30, 2020
ASSETS
Current Assets:
Cash and cash equivalents	$816,263	$1,134,697
Accounts receivable (net of allowance for doubtful accounts of $249,883 at December 31, 2020 and $248,450 at June 30, 2020)	1,590,867	1,481,437
Inventories	1,945,066	2,197,244
Prepaid expenses	146,619	133,707
Total current assets	4,498,815	4,947,085

Fixed Assets:
Machinery and equipment	2,915,847	2,907,533
Leasehold improvements	759,281	731,801
Furniture and fixtures	178,640	178,640
	3,853,768	3,817,974
Less—Accumulated depreciation and amortization	3,385,552	3,314,824
Net fixed assets	468,216	503,150

Operating lease right-to-use asset	90,181	118,403
Patents, net	118,468	95,229
Goodwill	687,664	687,664

TOTAL ASSETS	$5,863,344	$6,351,531

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of capital lease obligation	$14,293	$51,761
Current portion of acquisition earn out liability	166,667	166,667
Note payable to bank	808,962	808,962
Accounts payable	997,125	1,066,005
Customer advances	151,877	417,059
Accrued compensation and other	482,264	581,770
Current portion of operating lease liability	59,127	57,156
Total current liabilities	2,680,315	3,149,380

Capital lease obligation, net of current portion	31,317	35,810
Acquisition earn out liability	333,333	333,333
Operating lease liability, net of current portion	31,054	61,247

Stockholders’ Equity:
Common stock, $0.01 par value: 50,000,000 shares authorized; issued and outstanding – 13,191,789 shares at December 31, 2020 and June 30, 2020	131,918	131,918
Additional paid-in capital	49,931,211	49,702,986
Accumulated deficit	(47,275,804)	(47,063,143)
Total stockholders’ equity	2,787,325	2,771,761

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,863,344	$6,351,531

The accompanying notes are an integral part of these consolidated interim financial statements.

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED

December 31, 2020 AND 2019

(UNAUDITED)

	Three Months Ended December 31,		Six Months Ended December 31,
	2020	2019	2020	2019
Revenues	$2,785,450	$2,796,762	$5,543,351	$5,311,746

Cost of Goods Sold	1,931,010	1,878,823	3,713,733	3,419,690
Gross Profit	854,440	917,939	1,829,618	1,892,056

Research and Development Expenses, net	145,970	228,576	297,546	380,730
Selling, General and Administrative Expenses	921,195	1,240,961	1,743,197	2,148,806
Total Operating Expenses	1,067,165	1,469,537	2,040,743	2,529,536

Operating Loss	(212,725)	(551,598)	(211,125)	(637,480)

Interest (Expense) Income	(729)	773	(1,536)	545

Net Loss	$(213,454)	$(550,825)	$(212,661)	$(636,935)

Loss Per Share:
Basic and Fully Diluted	$(0.02)	$(0.04)	$(0.02)	$(0.05)

Weighted Average Common Shares Outstanding:
Basic and Fully Diluted	13,191,789	12,873,971	13,191,789	12,856,218

The accompanying notes are an integral part of these consolidated interim financial statements.

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED

December 31, 2020 AND 2019

(UNAUDITED)

	Six Month Period Ended December 31, 2020
	Number of Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity

Balance, July 1, 2020	13,191,789	$131,918	$49,702,986	$(47,063,143)	$2,771,761
Stock-based compensation	–	–	71,146	–	71,146
Net income	–	–	–	793	793
Balance, September 30, 2020	13,191,789	131,918	49,774,132	(47,062,350)	2,843,700
Stock-based compensation	–	–	157,079	–	157,079
Net loss	–	–	–	(213,454)	(213,454)
Balance, December 31, 2020	13,191,789	$131,918	$49,931,211	$(47,275,804)	$2,787,325

	Six Month Period Ended December 31, 2019
	Number of Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity

Balance, July 1, 2019	12,071,139	$120,712	$48,893,172	$(45,636,993)	$3,376,891
Issuance of common stock in private placement	760,000	7,600	17,400	–	25,000
Proceeds from exercise of stock options	12,500	125	8,550	–	8,675
Issuance of common stock for services	25,000	250	44,750	–	45,000
Stock-based compensation	–	–	76,505	–	76,505
Net loss	–	–	–	(86,110)	(86,110)
Balance, September 30, 2019	12,868,639	128,687	49,040,377	(45,723,103)	3,445,961
Exercise of stock options net of 3,592 shares withheld	11,408	114	(114)	–	–
Stock-based compensation	–	–	274,706	–	274,706
Net loss	–	–	–	(550,825)	(550,825)
Balance, December 31, 2019	12,880,047	$128,801	$49,314,969	$(46,273,928)	$3,169,842

The accompanying notes are an integral part of these consolidated interim financial statements.

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED

December 31, 2020 AND 2019

(UNAUDITED)

	Six Months Ended December 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(212,661)	$(636,935)
Adjustments to Reconcile Net Loss to Net Cash Provided From (Used In) Operating Activities -
Depreciation and amortization	70,728	45,920
Stock-based compensation expense	228,225	351,211
Non-cash consulting expense	–	45,000
Changes in Operating Assets and Liabilities -
Accounts receivable, net	(109,430)	165,059
Inventories, net	252,178	(284,591)
Prepaid expenses	(12,912)	47,058
Accounts payable	(68,880)	(11,806)
Customer advances	(265,182)	(61,686)
Accrued compensation and other	(99,506)	(128,513)
Net Cash Used In Operating Activities	(217,440)	(469,283)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash Paid for business acquisition	–	(1,443,341)
Additional patent costs	(23,239)	(10,842)
Purchases of property and equipment	(35,794)	(46,072)
Net Cash Used In Investing Activities	(59,033)	(1,500,255)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of Capital Lease Obligation	(41,961)	(4,705)
Gross Proceeds from Private Placement of Common Stock	–	25,000
Gross Proceeds from Exercise of Stock Options	–	8,675
Net Cash (Used in) Provided By Financing Activities	(41,961)	28,970

NET DECREASE IN CASH AND CASH EQUIVALENTS	(318,434)	(1,940,568)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,134,697	2,288,426

CASH AND CASH EQUIVALENTS, END OF PERIOD	$816,263	$347,858

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING AND INVESTING ACTIVITIES:
Offering costs included in current liabilities	$–	$23,000

The accompanying notes are an integral part of these consolidated interim financial statements.

PRECISION OPTICS CORPORATION, INC.

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Operations

The accompanying consolidated financial statements include the accounts of Precision Optics Corporation, Inc. and its wholly-owned subsidiaries (the “Company”). All significant intercompany accounts and transactions have been eliminated in consolidation.

These consolidated financial statements have been prepared by the Company, without audit, and reflect normal recurring adjustments which, in the opinion of management, are necessary for a fair statement of the results of the second quarter and six months of the Company’s fiscal year 2021. These consolidated financial statements do not include all disclosures associated with annual consolidated financial statements and, accordingly, should be read in conjunction with footnotes contained in the Company’s consolidated financial statements for the year ended June 30, 2020, together with the Report of Independent Registered Public Accounting Firm filed under cover of the Company’s 2020 Annual Report on Form 10-K, filed with the Securities and Exchange Commission on September 24, 2020.

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

Loss Per Share

Basic loss per share is computed by dividing net income or net loss by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period, plus the number of potentially dilutive securities outstanding during the period such as stock options. For the three and six months ended December 31, 2020 and 2019, the effect of such securities was antidilutive and not included in the fully diluted calculation because of the net loss generated in those periods.

The following is the calculation of loss per share for the three and six months ended December 31, 2020 and 2019:

	Three Months Ended December 31,		Six Months Ended December 31,
	2020	2019	2020	2019
Net Loss - Basic and Diluted	$(213,454)	$(550,825)	$(212,661)	$(636,935)

Basic and Dilutive Weighted Average Shares Outstanding	13,191,789	12,873,971	13,191,789	12,856,218

Loss Per Share - Basic and Diluted	$(0.02)	$(0.04)	$(0.02)	$(0.05)

The number of shares issuable upon the exercise of outstanding stock options that were excluded from the computation as their effect was antidilutive was approximately 2,135,200 and 2,047,800 for the three and six months ended December 31, 2020 and 2019, respectively.

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

Goodwill and Patents

Long-lived assets such as goodwill and patents are capitalized when acquired and reviewed for impairment whenever events or changes in circumstances indicate that the book value of the asset may not be recoverable. Impairment of the carrying value of long-lived assets such as goodwill and patents would be indicated if the best estimate of future undiscounted cash flows expected to be generated by the asset grouping is less than its carrying value. If an impairment is indicated, any loss is measured as the difference between estimated fair value and carrying value and is recognized in operating income or loss. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. No such impairments of goodwill or patents have been estimated by management as of December 31, 2020.

2.	INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out) or market and consisted of the following:

	December 31, 2020	June 30, 2020
Raw Materials	$614,114	$653,678
Work-In-Progress	509,307	665,593
Finished Goods	821,645	877,973
Total Inventories	$1,945,066	$2,197,244

3.	NOTE PAYABLE TO BANK

The Company executed an unsecured Promissory Note with a bank on May 6, 2020 and received $808,962 of loan proceeds pursuant to the Paycheck Protection Program under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The Promissory Note bears interest at a fixed rate of 1% per annum, with principal and interest payments commencing on August 16, 2021. However, if the Small Business Administration confirms forgiveness of the Company’s loan and reimburses the bank for the total outstanding balance of principal and interest, the Company’s obligations under the Promissory Note will be deemed fully satisfied and paid in full. The Company has begun the loan forgiveness application process and expects that it will ultimately qualify for full forgiveness. Any portion of the Company’s CARES Act loan that is not forgiven shall be converted to a term loan with the bank with monthly payments bearing interest at no more than 1% per annum and a maturity date two years from the Promissory Note date, or May 6, 2022.

4.	LEASE OBLIGATION

In January 2020 the Company entered into a five-year capital lease and a twelve-month capital lease in the amounts of $47,750 and $65,463 respectively, for manufacturing equipment. The net book value of fixed assets under capital lease obligations as of December 31, 2020 is $90,570.

On July 1, 2019 the Company entered into a three-year operating lease for its facility in El Paso, Texas with total remaining minimum lease payments of $93,711 at December 31, 2020. Total rent expense including base rent and common area expenses was $23,090 and $15,190 during the three months ended December 31, 2020 and 2019, respectively. Included in the accompanying balance sheet at December 31, 2020 is a right-of-use asset of $90,181 and current and long-term right-of-use operating lease liabilities of $59,127 and $31,054, respectively.

At December 31, 2020, future minimum lease payments under the capital lease and operating lease obligations are as follows:

Fiscal Year Ending June 30:	Capital Leases	Operating Lease
2021	$11,095	$30,889
2022	11,280	62,822
2023	11,280	–
2024	11,280	–
2025	6,580	–
Total Minimum Payments	51,515	$93,711
Less: amount representing interest	5,905
Present value of minimum lease payments	45,610
Less: current portion	14,293
	$31,317

The Company’s operating leases for its three Gardner, Massachusetts office, production and storage spaces plus an equipment lease have expired and are continuing on a month to month tenant at will basis. Rent expense on these operating leases was $83,231 and $72,827 for the six months ended December 31, 2020 and 2019, respectively.

5.	STOCK-BASED COMPENSATION

The following table summarizes stock-based compensation expense for the three and six months ended December 31, 2020 and 2019:

	Three Months Ended December 31,		Six Months Ended December 31,
	2020	2019	2020	2019
Cost of Goods Sold	$11,233	$11,233	$22,466	$22,466
Research and Development	19,435	12,683	36,360	25,368
Selling, General and Administrative	126,411	250,790	169,399	303,377
Stock Based Compensation Expense	$157,079	$274,706	$228,225	$351,211

No compensation has been capitalized because such amounts would have been immaterial.

The following tables summarize stock option activity for the six months ended December 31, 2020:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Life
Outstanding at June 30, 2020	2,065,200	$0.95	6.59 years
Granted	70,000	$–	–
Outstanding at December 31, 2020	2,135,200	$0.96	6.21 years

Information related to the stock options outstanding as of December 31, 2020 is as follows:

Range of Exercise Prices	Number of Shares	Weighted- Average Remaining Contractual Life (years)	Weighted- Average Exercise Price	Exercisable Number of Shares	Exercisable Weighted- Average Exercise Price
$0.27	40,000	0.53	$0.27	40,000	$0.27
$0.48	60,000	5.24	$0.48	60,000	$0.48
$0.50	100,000	4.47	$0.50	100,000	$0.50
$0.55	44,000	3.20	$0.55	44,000	$0.55
$0.70	100,000	7.59	$0.70	100,000	$0.70
$0.73	786,000	5.81	$0.73	786,000	$0.73
$0.85	6,000	2.01	$0.85	6,000	$0.85
$0.90	36,000	3.44	$0.90	36,000	$0.90
$1.20	200,200	1.17	$1.20	200,200	$1.20
$1.25	45,000	9.22	$1.25	–	$–
$1.30	478,000	8.38	$1.30	160,679	$1.30
$1.40	70,000	9.88	$1.40	70,000	$1.40
$1.42	100,000	8.70	$1.42	33,334	$1.42
$1.50	70,000	9.94	$1.50	70,000	$1.50
$0.27–1.50	2,135,200	6.21	$0.96	1,706,213	$0.88

The aggregate intrinsic value of the Company’s “in-the-money” outstanding and exercisable options as of December 31, 2020 was $875,330 and $795,283, respectively.

6.	REVENUE RECOGNITION

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

The Company disaggregates revenues by product and service types as it believes it best depicts how the nature, amount, timing and uncertainty of revenues and cash flows are affected by economic factors. Revenues are comprised of the following for the three and six months ended December 31, 2020 and 2019:

	Three Months Ended December 31,		Six Months Ended December 31,
	2020	2019	2020	2019
Engineering Design Services	$847,988	$478,441	$1,437,220	$888,169
Optical Components	1,398,213	1,532,843	2,874,298	2,949,087
Medical Device Products and Assemblies	539,249	785,478	1,231,833	1,474,490
Total Revenues	$2,785,450	$2,796,762	$5,543,351	$5,311,746

Contract Assets and Liabilities

The nature of the Company’s products and services does not generally give rise to contract assets as it typically does not incur costs to fulfill a contract before a product or service is provided to a customer. The Company’s costs to obtain contracts are typically in the form of sales commissions paid to employees. The Company has elected to expense sales commissions associated with obtaining a contract as incurred as the amortization period is generally less than one year. These costs have been recorded in selling, general and administrative expenses. As of December 31, 2020, there were no contract assets recorded in the Company’s Consolidated Balance Sheets.

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

Contract liabilities, which were recorded as customer advances in the Company’s Consolidated Balance Sheets, and unearned revenue are comprised of the following:

	Three Months Ended December 31,		Six Months Ended December 31,
	2020	2019	2020	2019
Contract liabilities, beginning of period	$206,665	$513,623	$417,059	$450,192
Unearned revenue received from customers	127,571	97,143	171,703	293,019
Revenue recognized	(182,359)	(222,260)	(436,885)	(354,705)
Contract liabilities, end of period	$151,877	$388,506	$151,877	$388,506

7.	COVID-19 PANDEMIC

The COVID-19 world-wide pandemic that began during the quarter ended March 31, 2020 and the domestic and international impact of policy decisions being made in major countries around the world has had, and could continue to have, an adverse impact on the Company’s sources of supply, current and future orders from its customers, collection of amounts owed to the Company from its customers, its internal operating procedures, and the Company’s overall financial condition. Given the uncertainty surrounding the continuation of economic impacts both domestically and abroad, the Company cannot predict with certainty at this time what the future impact of COVID-19 and resulting business and economic policies in the US and abroad will be on its up-coming quarterly fiscal operating results.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and notes to those statements included elsewhere in this Quarterly Report on Form 10-Q for the quarter ended December 31, 2020 and with our audited consolidated financial statements for the year ended June 30, 2020 included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on September 24, 2020.

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

Approximately 61% of our business during the six months ended December 31, 2020 is from the design and manufacture of high-quality medical devices. Approximately 9% of our revenue during the same period is from the design, manufacture and resale of optical products for military and defense, and 30% is from other industrial, non-medical products. Our proprietary medical instrumentation line and unique custom design and manufacturing capabilities include traditional endoscopes and endocouplers as well as other custom imaging and illumination products for use in minimally invasive surgical procedures. We design and manufacture 3D endoscopes and very small Microprecision™ lenses, assemblies and complete medical devices to meet the surgical community’s continuing demand for smaller, disposable, and more enhanced imaging systems for minimally invasive surgery.

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

Our largest customer during the six months ended December 31, 2020 accounted for 13.3% of our revenue and represented engineering, design and assembly revenues for a medical diagnostic system. During the six months ended December 31, 2020 we had revenue from another two hundred twenty-six customers, and none of those customers accounted for more than 10% of our total revenue.

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

Results of Operations

Our total revenues for the quarter ended December 31, 2020, were $2,785,450, as compared to $2,796,762 for the same period in the prior year, a decrease of $11,312, or 0.4%. Engineering revenue during the quarter ended December 31, 2020 increased approximately $370,000 compared to the same fiscal quarter of the prior year due primarily to the addition of projects with two new customers. Production revenue had a decrease in quarter-over-quarter revenue of approximately $246,000 due primarily to COVID-19 related slow-downs instituted by our existing customers. Other revenue changes between the quarter ended December 31, 2020 and the same period of the prior year were considered customary fluctuations with existing customers and project progressions.

Our total revenues for the six months ended December 31, 2020 were $5,543,351, as compared to $5,311,746 for the same period in the prior year, an increase of $231,605, or 4.4%. Similar to the quarter ended December 31, 2020, revenues increased during the six months ended December 31, 2020 compared to the same period of the prior year due to a $549,000 increase in engineering revenue caused by the addition of two new projects, offset by a smaller amount from decreases in production revenue from various customers experiencing slow-downs due to the affects of COVID-19.

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

Gross profit for the quarter ended December 31, 2020 was $854,440, compared to $917,939 for the same period in the prior year, reflecting a decrease of $63,499, or 6.9%. Gross profit for the quarter ended December 31, 2020 as a percentage of our revenues was 30.7%, a decrease from the gross profit percentage of 32.8% for the same period in the prior year. Gross profit for the six months ended December 31, 2020 was $1,829,618, as compared to $1,892,056 for the same period in the prior year, which reflects a decrease of $62,438 or 3.3%. Gross profit for the six months ended December 31, 2020 as a percentage of our revenues was 33.0%, a decrease from the gross profit percentage of 35.6% for the same period in the prior year. Quarterly gross profit and gross profit percentage depend on a number of factors, including overall sales volume, facility utilization, product sales mix, the costs of engineering services, and production start-up costs and challenges in connection with new products, the effects of COVID-19 pandemic policy decisions on various economies and our suppliers and customers, as well as the effects on production efficiencies due to the augmented policies we have incorporated into our operations as a result of the COVID-19 pandemic.

Our gross margin on individual engineering projects is dependent on a number of factors and is expected to fluctuate from quarter to quarter based on the nature and status of engineering projects, unanticipated cost over-runs, design challenges and changes, start-up production activities or other customer-imposed project changes or delays. Our decrease in gross margin from 32.8% to 30.7% during the fiscal quarter ended December 31, 2019 compared to 2020 and from 35.6% to 33.0% during the six months ended December 31, 2019 and 2020 was primarily the result of a gross margin decrease in one engineering project due to cost over-runs, plus a decrease in higher margin production revenues with customers due to COVID-19 factors. The remainder of our production, engineering and component revenues resulted in margins within our targeted range with reasonably expected fluctuations.

Research and development expenses were $145,970 for the quarter ended December 31, 2020, compared to $228,576 for the same period in the prior year, a decrease of $82,606, or 36.1%. Research and development expenses were $297,546 for the six months ended December 31, 2020, compared to $380,730 for the same period in the prior year, a decrease of $83,184, or 21.8%. In-house research and development and certain internal functions not directly related to customer engagements are classified as research and development expenses with the majority of our engineering, research and development activities being consumed in revenue generating engagements with our customers for the development of their products. During the quarter ended December 31, 2019 we had a greater amount of our engineering personnel time consumed in internal research and development activities causing increased research and development expense compared to the quarter and six months ended December 31, 2020.

Selling, general and administrative expenses were $1,743,197 for the six months ended December 31, 2020, compared to $2,148,806 for the same period in the prior year, a decrease of $405,609, or 18.9%. The decrease in the six months ended December 31, 2020, compared to the same period of the prior fiscal year was due to decreased recruiting, shareholder relations, stock compensation and administrative travel costs offset by increases in consulting, professional accounting and insurance expenses.

Selling, general and administrative expenses were $921,195 for the quarter ended December 31, 2020, compared to $1,240,961 for the same period in the prior year, a decrease of $319,766, or 25.8%. The decrease in the quarter ended December 31, 2020, compared to the same quarter of the prior fiscal year was due to decreased shareholder relations, stock compensation and administrative travel costs offset by increases in consulting, professional accounting and insurance expenses

Liquidity and Capital Resources

We have sustained recurring net losses for several years. During the year ended June 30, 2020 we incurred a net loss of 1,426,150 and used cash in operating activities of $592,492. During the six months ended December 31, 2020 we had net loss of $212,661 and used cash in operating activities of $217,440. At December 31, 2020 cash was $816,263, accounts receivables were $1,590,867 and current liabilities were $2,680,315, including $151,877 of customer advances received for future order deliveries and $808,962 of a CARES Act PPP Promissory Note payable expected to be forgiven in full on or before August 16, 2022.

Although our sales levels have increased and our financial performance has shown signs of periodic improvement during certain recent fiscal quarters, our operating expenses have decreased, however, we continue to experience pricing pressure from our customers and challenges in engineering projects and production orders that result in cost over-runs and lower gross margins, and decreased orders from customers experiencing COVID-19 related slow downs. Consequently, critical to our ability to maintain our financial condition is achieving and maintaining a level of quarterly revenues that generate break even or better financial performance as well as timely collection of accounts receivable from our customers. We believe profitable operating results can be achieved through a combination of revenue levels, realized gross margins and controlling operating expense increases, all of which are subject to periodic fluctuations resulting from sales mix and the stage of completion of varying engineering service projects as they progress towards and into production level revenues.

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

On May 6, 2020, we received loan proceeds in the amount of $808,962 under the Paycheck Protection Program, or PPP, from Bank of America. The PPP, established as part of the Coronavirus Aid, Relief and Economic Security Act, or CARES Act, provides for loans to qualifying businesses that are forgivable provided the loan proceeds are used for eligible purposes, including payroll, benefits, rent and utilities. The unsecured loan, which is in the form of a note dated May 6, 2020 and recorded as a current liability in accompanying financial statements, matures on May 6, 2022 and bears interest at a rate of 1% per annum, payable monthly commencing on August 16, 2021. While we currently believe that our use of the loan proceeds meets the conditions for forgiveness of the loan, we have begun the forgiveness application process and we cannot yet be assured that our $808,962 PPP loan will be eligible for forgiveness, in whole or in part.

Capital equipment expenditures and additional patent costs during the six months ended December 31, 2020 were $59,033. Future capital equipment expenditures will be dependent upon the type and amount of future sales revenue and the needs of on-going research and development efforts.

We have contractual cash commitments related to open purchase orders as of December 31, 2020 of approximately $696,000, plus a $51,515 commitment remaining under two capital lease obligations for the acquisition of equipment and $93,711 commitment remaining under a three-year facility lease relating the Ross Optical division in El Paso, Texas (see Note 3. Lease Obligations). We have no other contractual cash commitments since other leased facilities are currently on a month-to-month basis.

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

Item 4. Controls and Procedures.

Management’s Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and our Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures, including internal control over financial reporting, were not effective as of December 13, 2019, to ensure the information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended (i) is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are intended to be designed to provide reasonable assurance that such information is accumulated and communicated to our management. Based on this evaluation, our management concluded that our internal control over financial reporting was not effective as of December 31, 2020.

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

We believe that the step outlined above strengthens our internal control over financial reporting and mitigates the material weakness described above. As part of our assessment of internal control over financial reporting for the fiscal year ended June 30, 2020, our management has evaluated this additional control and has determined that it is operating effectively.

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

To address and remediate the material weakness in internal control over financial reporting described above, beginning in the quarter ended September 30, 2009 and continuing through the quarter ended December 31, 2020, we implemented processes to improve our inventory controls and documentation surrounding inventory valuation for overhead rates, and performed procedures to ensure that the pricing of inventory items was consistent with the supporting documentation. We believe that the step outlined above strengthens our internal control over financial reporting and mitigates the material weakness described above.

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

None

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

PRECISION OPTICS CORPORATION, INC.

Date: February 16, 2021	By:	/s/ Joseph N. Forkey
Joseph N. Forkey
Chief Executive Officer (Principal Executive Officer)

Date: February 16, 2021	By:	/s/ Daniel S. Habhegger
Daniel S. Habhegger
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

