Form 10-Q
period 2021-03-31
PRECISION OPTICS CORPORATION, INC.
filed 2021-05-13
CIK 867840

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

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

The number of shares outstanding of the issuer’s common stock, par value $0.01 per share, at May 13, 2021 was 13,263,789 shares.

PRECISION OPTICS CORPORATION, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31, 2021	June 30, 2020
ASSETS
Current Assets:
Cash and cash equivalents	$781,845	$1,134,697
Accounts receivable (net of allowance for doubtful accounts of $250,633 at March 31, 2021 and $248,450 at June 30, 2020)	1,533,781	1,481,437
Inventories	1,949,281	2,197,244
Prepaid expenses	132,156	133,707
Total current assets	4,397,063	4,947,085

Fixed Assets:
Machinery and equipment	3,084,691	2,907,533
Leasehold improvements	765,780	731,801
Furniture and fixtures	178,640	178,640
	4,029,111	3,817,974
Less—Accumulated depreciation and amortization	3,419,203	3,314,824
Net fixed assets	609,908	503,150

Operating lease right-to-use asset	75,804	118,403
Patents, net	135,536	95,229
Goodwill	687,664	687,664

TOTAL ASSETS	$5,905,975	$6,351,531

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of capital lease obligation	$37,779	$51,761
Current portion of acquisition earn out liability	166,667	166,667
Note payable to bank	–	808,962
Accounts payable	1,024,611	1,066,005
Customer advances	232,884	417,059
Accrued compensation and other	585,463	581,770
Current portion of operating lease liability	60,131	57,156
Total current liabilities	2,107,535	3,149,380

Capital lease obligation, net of current portion	162,200	35,810
Acquisition earn out liability	166,666	333,333
Operating lease liability, net of current portion	15,673	61,247

Stockholders’ Equity:
Common stock, $0.01 par value: 50,000,000 shares authorized; issued and outstanding – 13,263,789 shares at March 31, 2021 and 13,191,789 June 30, 2020	132,638	131,918
Additional paid-in capital	50,044,789	49,702,986
Accumulated deficit	(46,723,526)	(47,063,143)
Total stockholders’ equity	3,453,901	2,771,761

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,905,975	$6,351,531

The accompanying notes are an integral part of these consolidated interim financial statements.

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED

MARCH 31, 2021 AND 2020

(UNAUDITED)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2021	2020	2021	2020
Revenues	$2,458,290	$2,374,584	$8,001,641	$7,686,330

Cost of Goods Sold	1,640,266	1,557,565	5,353,999	4,977,255
Gross Profit	818,024	817,019	2,647,642	2,709,075

Research and Development Expenses, net	146,063	319,875	443,609	700,605
Selling, General and Administrative Expenses	927,979	962,591	2,671,176	3,111,397
Total Operating Expenses	1,074,042	1,282,466	3,114,785	3,812,002

Operating Loss	(256,018)	(465,447)	(467,143)	(1,102,927)

Other Income (Expense)
Interest Expense	(666)	(683)	(2,202)	(138)
Gain on Forgiveness of Bank Note	808,962	–	808,962	–

Net Income (Loss)	$552,278	$(466,130)	$339,617	$(1,103,065)

Income (Loss) Per Share:
Basic	$0.04	$(0.04)	$0.03	$(0.09)
Fully Diluted	$0.04	$(0.04)	$0.02	$(0.09)

Weighted Average Common Shares Outstanding:
Basic	13,243,595	12,982,494	13,208,805	12,898,004
Fully Diluted	14,068,459	12,982,494	13,841,700	12,898,004

The accompanying notes are an integral part of these consolidated interim financial statements.

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED

MARCH 31, 2021 AND 2020

(UNAUDITED)

	Nine Month Period Ended March 31, 2021
	Number of Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity

Balance, July 1, 2020	13,191,789	$131,918	$49,702,986	$(47,063,143)	$2,771,761
Stock-based compensation	–	–	71,146	–	71,146
Net income	–	–	–	793	793
Balance, September 30, 2020	13,191,789	131,918	49,774,132	(47,062,350)	2,843,700
Stock-based compensation	–	–	157,079	–	157,079
Net loss	–	–	–	(213,454)	(213,454)
Balance, December 31, 2020	13,191,789	131,918	49,931,211	(47,275,804)	2,787,325
Proceeds from exercise of stock options	72,000	720	27,551	–	28,271
Stock-based compensation	–	–	86,027	–	86,027
Net income	–	–	–	552,278	552,278
Balance, March 31, 2021	13,263,789	$132,638	$50,044,789	$(46,723,526)	$3,453,901

	Nine Month Period Ended March 31, 2020
	Number of Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity

Balance, July 1, 2019	12,071,139	$120,712	$48,893,172	$(45,636,993)	$3,376,891
Issuance of common stock in private placement	760,000	7,600	17,400	–	25,000
Proceeds from exercise of stock options	12,500	125	8,550	–	8,675
Issuance of common stock for services	25,000	250	44,750	–	45,000
Stock-based compensation	–	–	76,505	–	76,505
Net loss	–	–	–	(86,110)	(86,110)
Balance, September 30, 2019	12,868,639	128,687	49,040,377	(45,723,103)	3,445,961

Exercise of stock options net of 3,592 shares withheld	11,408	114	(114)	–	–
Stock-based compensation	–	–	274,706	–	274,706
Net loss	–	–	–	(550,825)	(550,825)
Balance, December 31, 2019	12,880,047	128,801	49,314,969	(46,273,928)	3,169,842

Issuance of common stock for services	100,000	1,000	(1,000)	–	–
Exercise of stock options net of 8,258 shares withheld	11,742	117	(117)	–	–
Stock-based compensation	–	–	75,567	–	75,567
Net loss	–	–	–	(466,130)	(466,130)
Balance, March 31, 2020	12,991,789	$129,918	$49,389,419	$(46,740,058)	$2,779,279

The accompanying notes are an integral part of these consolidated interim financial statements.

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED

MARCH 31, 2021 AND 2020

(UNAUDITED)

	Nine Months Ended March 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$339,617	$(1,103,065)
Adjustments to Reconcile Net Loss to Net Cash Used In Operating Activities -
Depreciation and amortization	104,379	75,449
Stock-based compensation expense	314,252	426,778
Non-cash consulting expense	–	45,000
Gain on forgiveness of bank note	(808,962)	–
Changes in Operating Assets and Liabilities -
Accounts receivable, net	(52,344)	686,030
Inventories	247,963	(432,919)
Prepaid expenses	1,551	49,057
Accounts payable	(41,394)	359,079
Customer advances	(184,175)	(139,667)
Accrued compensation and other	3,693	(50,163)
Net Cash Used In Operating Activities	(75,420)	(84,421)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for business acquisition	(166,667)	(1,443,341)
Additional patent costs	(40,307)	(32,821)
Purchases of property and equipment	(49,160)	(110,012)
Net Cash Used In Investing Activities	(256,134)	(1,586,174)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of capital lease obligation	(49,569)	(19,375)
Gross proceeds from private placement of common stock	–	25,000
Gross proceeds from exercise of stock options	28,271	8,675
Private placement expense paid	–	–
Net Cash (Used In) Provided From Financing Activities	(21,298)	14,300

NET DECREASE IN CASH AND CASH EQUIVALENTS	(352,852)	(1,656,295)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,134,697	2,288,426

CASH AND CASH EQUIVALENTS, END OF PERIOD	$781,845	$632,131

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING AND INVESTING ACTIVITIES:
Offering Costs Included in Accrued Liabilities	$–	$23,000
Acquisition of Manufacturing Equipment Under Capital Lease	$161,977	$113,213

The accompanying notes are an integral part of these consolidated interim financial statements.

PRECISION OPTICS CORPORATION, INC.

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Operations

The accompanying consolidated financial statements include the accounts of Precision Optics Corporation, Inc. and its wholly-owned subsidiaries (the “Company”). All significant intercompany accounts and transactions have been eliminated in consolidation.

These consolidated financial statements have been prepared by the Company, without audit, and reflect normal recurring adjustments which, in the opinion of management, are necessary for a fair statement of the results of the third quarter and nine months of the Company’s fiscal year 2021. These consolidated financial statements do not include all disclosures associated with annual consolidated financial statements and, accordingly, should be read in conjunction with footnotes contained in the Company’s consolidated financial statements for the year ended June 30, 2020, together with the Report of Independent Registered Public Accounting Firm filed under cover of the Company’s 2020 Annual Report on Form 10-K, filed with the Securities and Exchange Commission on September 24, 2020.

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

Income (Loss) Per Share

Basic income (loss) per share is computed by dividing net income or net loss by the weighted average number of shares of common stock outstanding during the period. Diluted income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period, plus the number of potentially dilutive securities outstanding during the period such as stock options. For the three and nine months ended March 31, 2020, the effect of such securities was antidilutive and not included in the fully diluted calculation because of the net loss generated in that period.

The following is the calculation of income (loss) per share for the three and nine months ended March 31, 2021 and 2020:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2021	2020	2021	2020
Net Income (Loss) - Basic and Diluted	$552,278	$(466,130)	$339,617	$(1,103,065)

Weighted Average Shares Outstanding
Basic	13,243,595	12,982,494	13,208,805	12,898,004
Fully Diluted	14,068,459	12,982,494	13,841,700	12,989,004

Income (Loss) Per Share
Basic	$0.04	$(0.04)	$0.03	$(0.09)
Fully Diluted	$0.04	$(0.04)	$0.02	$(0.09)

The number of shares issuable upon the exercise of outstanding stock options that were excluded from the computation as their effect was antidilutive was 15,000 and 260,000 for the three and nine months ended March 31, 2021, respectively, and 2,072,800 for the three and nine months ended March 31, 2020.

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

Goodwill and Patents

Long-lived assets such as goodwill and patents are capitalized when acquired and reviewed for impairment whenever events or changes in circumstances indicate that the book value of the asset may not be recoverable. Impairment of the carrying value of long-lived assets such as goodwill and patents would be indicated if the best estimate of future undiscounted cash flows expected to be generated by the asset grouping is less than its carrying value. If an impairment is indicated, any loss is measured as the difference between estimated fair value and carrying value and is recognized in operating income or loss. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. No such impairments of goodwill or patents have been estimated by management as of March 31, 2021.

2.	INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out) or market and consisted of the following:

	March 31, 2021	June 30, 2020
Raw Materials	$609,128	$653,678
Work-In-Progress	517,114	665,593
Finished Goods	823,039	877,973
Total Inventories	$1,949,281	$2,197,244

3.	NOTE PAYABLE TO BANK

The Company executed an unsecured Promissory Note with a bank on May 6, 2020 and received $808,962 of loan proceeds pursuant to the Paycheck Protection Program under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). On March 30, 2021, the Small Business Administration forgave the Promissory Note held by the Company in full, including any accrued interest at that date. The forgiveness of the Promissory Note is recorded as other income in the accompanying Consolidated Statements of Operations for the three and nine month periods ended March 31, 2021.

4.	LEASE OBLIGATION

In March 2021, the Company entered into a five-year capital lease in the amount of 161,977 for manufacturing equipment. In January 2020, the Company entered into a five-year capital lease for $47,750 for manufacturing equipment. The net book value of fixed assets under capital lease obligations as of March 31, 2021 is $197,790.

On July 1, 2019 the Company entered into a three-year operating lease for its facility in El Paso, Texas with total remaining minimum lease payments of $78,266 at March 31, 2021. Total rent expense including base rent and common area expenses was $21,438 and $19,632 during the three months ended March 31, 2021 and 2020, respectively. Included in the accompanying balance sheet at March 31, 2021 is a right-of-use asset of $75,804 and current and long-term right-of-use operating lease liabilities of $60,131 and $15,673, respectively.

At March 31, 2021, future minimum lease payments under the capital lease and operating lease obligations are as follows:

Fiscal Year Ending June 30:	Capital Leases	Operating Lease
2021	$12,155	$15,444
2022	48,619	62,822
2023	48,619	–
2024	48,619	–
2025	43,917	–
2026	27,985	–
Total Minimum Payments	229,914	$78,266
Less: amount representing interest	29,935
Present value of minimum lease payments	199,979
Less: current portion	37,779
	$162,200

The Company’s operating leases for its Gardner, Massachusetts office, production and storage spaces plus an equipment lease have expired and are continuing on a month-to-month tenant at will basis. Rent expense on these operating leases was $124,848 and $109,241 for the nine months ended March 31, 2021 and 2020, respectively.

5.	STOCK-BASED COMPENSATION

The following table summarizes stock-based compensation expense for the three and nine months ended March 31, 2021 and 2020:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2021	2020	2021	2020
Cost of Goods Sold	$11,233	$11,233	$33,699	$33,699
Research and Development	19,435	21,346	55,795	46,714
Selling, General and Administrative	55,359	42,988	224,758	346,365
Stock Based Compensation Expense	$86,027	$75,567	$314,252	$426,778

No compensation has been capitalized because such amounts would have been immaterial.

The following tables summarize stock option activity for the nine months ended March 31, 2021:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Life
Outstanding at June 30, 2020	2,065,200	$0.95	6.59 years
Granted	90,000	$1.47
Exercised	(72,000)	$0.39
Cancelled	(5,000)	$1.30
Outstanding at March 31, 2021	2,078,200	$0.99	6.09 years

Information related to the stock options outstanding as of March 31, 2021 is as follows:

Range of Exercise Prices	Number of Shares	Weighted- Average Remaining Contractual Life (years)	Weighted- Average Exercise Price	Exercisable Number of Shares	Exercisable Weighted- Average Exercise Price
$0.48	60,000	5.00	$0.48	60,000	$0.48
$0.50	100,000	4.22	$0.50	100,000	$0.50
$0.55	40,000	3.17	$0.55	40,000	$0.55
$0.70	100,000	7.35	$0.70	100,000	$0.70
$0.73	758,000	5.61	$0.73	758,000	$0.73
$0.85	6,000	1.76	$0.85	6,000	$0.85
$0.90	36,000	3.19	$0.90	36,000	$0.90
$1.20	200,200	0.92	$1.20	200,200	$1.20
$1.25	45,000	8.97	$1.25	15,000	$1.25
$1.30	473,000	8.20	$1.30	169,177	$1.30
$1.40	70,000	9.64	$1.40	70,000	$1.40
$1.42	100,000	8.45	$1.42	33,334	$1.42
$1.45	5,000	9.94	$1.45	–	$–
$1.50	70,000	8.69	$1.50	70,000	$1.50
$1.795	15,000	9.87	$1.795	–	$–
$0.48–1.795	2,078,200	6.09	$0.99	1,657,711	$0.90

The aggregate intrinsic value of the Company’s “in-the-money” outstanding and exercisable options as of March 31, 2021 was $1,074,132 and $935,406, respectively.

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

The Company disaggregates revenues by product and service types as it believes it best depicts how the nature, amount, timing and uncertainty of revenues and cash flows are affected by economic factors. Revenues are comprised of the following for the three and nine months ended March 31, 2021 and 2020:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2021	2020	2021	2020
Engineering Design Services	$549,636	$210,065	$1,986,856	$1,098,234
Optical Components	1,456,213	1,479,322	4,330,511	4,428,409
Medical Device Products and Assemblies	452,441	685,197	1,684,274	2,159,687
Total Revenues	$2,458,290	$2,374,584	$8,001,641	$7,686,330

Contract Assets and Liabilities

The nature of the Company’s products and services does not generally give rise to contract assets as it typically does not incur costs to fulfill a contract before a product or service is provided to a customer. The Company’s costs to obtain contracts are typically in the form of sales commissions paid to employees. The Company has elected to expense sales commissions associated with obtaining a contract as incurred as the amortization period is generally less than one year. These costs have been recorded in selling, general and administrative expenses. As of March 31, 2021, there were no contract assets recorded in the Company’s Consolidated Balance Sheets.

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

Contract liabilities, which were recorded as customer advances in the Company’s Consolidated Balance Sheets, and unearned revenue are comprised of the following:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2021	2020	2021	2020
Contract Liabilities, Beginning of Period	$151,877	$388,506	$417,059	$450,192
Unearned Revenue Received from Customers	442,681	41,874	614,384	334,893
Revenue Recognized	(361,674)	(119,855)	(798,559)	(474,560)
Contract Liabilities, End of Period	$232,884	$310,525	$232,884	$310,525

7.	COVID-19 PANDEMIC

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and notes to those statements included elsewhere in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 and with our audited consolidated financial statements for the year ended June 30, 2020 included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on September 24, 2020.

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

Approximately 60% of our business during the nine months ended March 31, 2021 is from the design and manufacture of high-quality medical devices. Approximately 8% of our revenue during the same period is from the design, manufacture and resale of optical products for military and defense, and 32% is from other industrial, non-medical products. Our proprietary medical instrumentation line and unique custom design and manufacturing capabilities include traditional endoscopes and endocouplers as well as other custom imaging and illumination products for use in minimally invasive surgical procedures. We design and manufacture 3D endoscopes and very small Microprecision™ lenses, assemblies and complete medical devices to meet the surgical community’s continuing demand for smaller, disposable, and more enhanced imaging systems for minimally invasive surgery.

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

Our largest customer during the nine months ended March 31, 2021 accounted for 11.3% of our revenue and represented engineering, design and assembly revenues for a medical diagnostic system. During the nine months ended March 31, 2021 we had revenue from another two hundred seventy-nine customers, and none of those customers accounted for more than 10% of our total revenue.

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

Results of Operations

Our total revenues for the quarter ended March 31, 2021, were $2,458,290, as compared to $2,374,584 for the same period in the prior year, an increase of $83,706, or 3.5%. Engineering revenue during the quarter ended March 31, 2021 increased approximately $340,000 compared to the same fiscal quarter of the prior year due primarily to the addition of projects with two new customers. Production revenue had a decrease in quarter-over-quarter revenue of approximately $232,756 due primarily to COVID-19 related slow-downs instituted by our existing customers. Other revenue changes between the quarter ended March 31, 2021 and the same period of the prior year were considered customary fluctuations with existing customers and project progressions.

Our total revenues for the nine months ended March 31, 2021 were $8,001,641, as compared to $7,686,330 for the same period in the prior year, an increase of $315,311, or 4.1%. Similar to the quarter ended March 31, 2021, revenues increased during the nine months ended March 31, 2021 compared to the same period of the prior year due to a $889,000 increase in engineering revenue caused by the addition of two new projects, offset by a smaller amount from decreases in production revenue from various customers experiencing slow-downs due to the effects of COVID-19.

Gross profit for the quarter ended March 31, 2021 was $818,024, compared to $817,019 for the same period in the prior year, reflecting an increase of $1,005. Gross profit for the quarter ended March 31, 2021 as a percentage of our revenues was 33.3%, a decrease from the gross profit percentage of 34.4% for the same period in the prior year. Gross profit for the nine months ended March 31, 2021 was $2,647,642, as compared to $2,709,075 for the same period in the prior year, which reflects a decrease of $61,433 or 2.3%. Gross profit for the nine months ended March 31, 2021 as a percentage of our revenues was 33.1%, a decrease from the gross profit percentage of 35.2% for the same period in the prior year. Quarterly gross profit and gross profit percentage depend on a number of factors, including overall sales volume, facility utilization, product sales mix, the costs of engineering services, and production start-up costs and challenges in connection with new products, the effects of COVID-19 pandemic policy decisions on various economies and our suppliers and customers, as well as the effects on production efficiencies due to the augmented policies we have incorporated into our operations as a result of the COVID-19 pandemic.

Our gross margin on individual engineering projects is dependent on a number of factors and is expected to fluctuate from quarter to quarter based on the nature and status of engineering projects, unanticipated cost over-runs, design challenges and changes, start-up production activities or other customer-imposed project changes or delays. Our decrease in gross margin from 34.4% to 33.3% during the fiscal quarter ended March 31, 2021 compared to 2020 and from 35.2% to 33.1% during the nine months ended March 31, 2021 and 2020 was primarily the result of a gross margin decrease in one engineering project due to cost over-runs, plus a decrease in higher margin production revenues with customers due to COVID-19 factors. The remainder of our production, engineering and component revenues resulted in margins within our targeted range with reasonably expected fluctuations.

Research and development expenses were $146,063 for the quarter ended March 31, 2021, compared to $319,875 for the same period in the prior year, a decrease of $173,812, or 54.3%. Research and development expenses were $443,609 for the nine months ended March 31, 2021, compared to $700,605 for the same period in the prior year, a decrease of $256,996, or 36.7%. In-house research and development and certain internal functions not directly related to customer engagements are classified as research and development expenses with the majority of our engineering, research and development activities being consumed in revenue generating engagements with our customers for the development of their products. During the quarter and nine months ended December 31, 2019 and March 31, 2020 we had a greater amount of our engineering personnel time consumed in internal research and development activities causing increased research and development expense compared to the quarter and nine months ended March 31, 2021.

Selling, general and administrative expenses were $2,671,176 for the nine months ended March 31, 2021, compared to $3,111,397 for the same period in the prior year, a decrease of $440,221, or 14.1%. The decrease in the nine months ended March 31, 2021, compared to the same period of the prior fiscal year was due to decreased recruiting, shareholder relations, stock compensation and administrative travel costs offset by increases in consulting, professional accounting and insurance expenses.

Selling, general and administrative expenses were $927,979 for the quarter ended March 31, 2021, compared to $962,591 for the same period in the prior year, a decrease of $34,612, or 3.6%. The decrease in the quarter ended March 31, 2021, compared to the same quarter of the prior fiscal year was due to decreased shareholder relations, stock compensation and administrative travel costs offset by increases in consulting, professional accounting and insurance expenses.

Liquidity and Capital Resources

We have sustained recurring net losses from operations for several years. During the year ended June 30, 2020, we incurred a net loss of 1,426,150 and used cash in operating activities of $592,492. During the nine months ended March 31, 2021 we had a net loss from operations of $467,143 and used cash in operating activities of $75,420. At March 31, 2021, cash was $781,845, accounts receivables were $1,533,781 and current liabilities were $2,107,535, including $232,884 of customer advances received for future order deliveries.

Although our sales levels have increased, our financial performance has shown signs of periodic improvement during certain recent fiscal quarters, and our operating expenses have decreased, however, we continue to experience pricing pressure from our customers and challenges in engineering projects and production orders that result in cost over-runs and lower gross margins, and decreased orders from customers experiencing COVID-19 related slowdowns. Consequently, critical to our ability to maintain our financial condition is achieving and maintaining a level of quarterly revenues that generate break even or better financial performance as well as timely collection of accounts receivable from our customers. We believe profitable operating results can be achieved through a combination of revenue levels, realized gross margins and controlling operating expense increases, all of which are subject to periodic fluctuations resulting from sales mix and the stage of completion of varying engineering service projects as they progress towards and into production level revenues.

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

On May 6, 2020, we received loan proceeds in the amount of $808,962 under the Paycheck Protection Program, or PPP, from Bank of America. The PPP, established as part of the Coronavirus Aid, Relief and Economic Security Act, or CARES Act, provides for loans to qualifying businesses that are forgivable provided the loan proceeds are used for eligible purposes, including payroll, benefits, rent and utilities. The unsecured loan dated May 6, 2020 was forgiven on March 30, 2021 by the Small Business Administration pursuant to the CARES Act. The forgiveness of the Promissory Note is recorded as other income in the accompanying Consolidated Statements of Operations for the three and nine month periods ended March 31, 2021.

Capital equipment expenditures and additional patent costs during the nine months ended March 31, 2021 were $89,467. Future capital equipment expenditures will be dependent upon the type and amount of future sales revenue and the needs of on-going research and development efforts.

We have contractual cash commitments related to open purchase orders as of March 31, 2021 of approximately $440,000, plus a $229,914 commitment remaining under three capital lease obligations for the acquisition of equipment and $78,266 commitment remaining under a three-year facility lease relating the Ross Optical division in El Paso, Texas (see Note 3. Lease Obligations). We have no other contractual cash commitments since other leased facilities are currently on a month-to-month basis.

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

Item 4. Controls and Procedures.

Management’s Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and our Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures, including internal control over financial reporting, were not effective as of March 31, 2021, to ensure the information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended (i) is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are intended to be designed to provide reasonable assurance that such information is accumulated and communicated to our management. Based on this evaluation, our management concluded that our internal control over financial reporting was not effective as of March 31, 2021.

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

To address and remediate the material weakness in internal control over financial reporting described above, beginning in the quarter ended September 30, 2009 and continuing through the quarter ended March 31, 2021, we implemented processes to improve our inventory controls and documentation surrounding inventory valuation for overhead rates, and performed procedures to ensure that the pricing of inventory items was consistent with the supporting documentation. We believe that the step outlined above strengthens our internal control over financial reporting and mitigates the material weakness described above.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit	Description

2.1	Asset Purchase Agreement between the Company and Optometrics Corporation, dated January 18, 2008 (included as Exhibit 2.1 to the Form 8-K filed January 25, 2008, and incorporated herein by reference).

3.1	Articles of Organization of Precision Optics Corporation, Inc., as amended (included as Exhibit 3.1 to the Form SB-2 filed March 16, 2007, and incorporated herein by reference).

3.2	Bylaws of Precision Optics Corporation, Inc. (included as Exhibit 3.2 to the Form S-1 filed December 18, 2008, and incorporated herein by reference).

3.3	Articles of Amendment to the Articles of Organization of Precision Optics Corporation, Inc., dated November 25, 2008 and effective December 11, 2008 (included as Exhibit 3.1 to the Form 8-K filed December 11, 2008, and incorporated herein by reference).

3.4	Amended and Restated Bylaws of Precision Optics Corporation, Inc. (included as Exhibit 3.1 to the Current Report on Form 8-K filed July 11, 2014, and incorporated herein by reference).

10.1	Precision Optics Corporation, Inc. Amended 2011 Equity Incentive Plan, dated October 14, 2011, as amended on April 16, 2015 and on May 1, 2019 (included as Exhibit 10.1 to the Company’s Registration Statement on Form S-8 filed September 6, 2019, and incorporated herein by reference).

10.2	Consulting Agreement by and between the Company and Donald A. Major, dated June 15, 2016 (included as Exhibit 10.1 to the Form 8-K filed on June 23, 2016, and incorporated herein by reference).

10.3	Form of Securities Purchase Agreement, by and among the Company and the Investors, dated November 22, 2016 (included as Exhibit 10.1 to the Form 8-K filed November 29, 2016, and incorporated herein by reference).

10.4	Form of Registration Rights Agreement, by and among the Company and the Investors, dated November 22, 2016 (included as Exhibit 10.2 to the Form 8-K filed on November 29, 2016, and incorporated herein by reference).

10.5	Form of Securities Purchase Agreement, by and the Company and the Investors, dated August 22, 2017 (included as Exhibit 10.1 to the Form 8-K filed on August 25, 2017, and incorporated herein by reference).

10.6	Form of Registration Rights Agreement, by and among the Company and the Investors, dated August 22, 2017 (included as Exhibit 10.2 to the Form 8-K filed on August 25, 2017, and incorporated herein by reference).

10.7	Compensation Agreement, by and between the Company and Joseph N. Forkey, dated August 2, 2018 (included as Exhibit 10.1 to the Form 8-K filed on August 3, 2018, and incorporated herein by reference).

10.8	Offer letter by and between the Company and Donald A. Major, dated August 2, 2018 (included as Exhibit 10.9 to the Form 10-K filed on September 27, 2018, and incorporated herein by reference).

10.9	Form of Securities Purchase Agreement by and among the Company and the Investors, dated October 16, 2018 (included as Exhibit 10.1 to the Form 8-K filed on October 18, 2018, and incorporated herein by reference).

10.10	Form of Registration Rights Agreement by and among the Company and the Investors, dated October 16, 2018 (included as Exhibit 10.2 to the Form 8-K filed on October 18, 2018, and incorporated herein by reference).

10.11†+	Asset Purchase Agreement dated July 1, 2019, between Precision Optics Corporation, Inc. and Ross Optical Industries, Inc. and the shareholders (included as Exhibit 10.1 to the Form 8-K filed on July 8, 2019, and incorporated herein by reference).

10.12	Form of Purchase Agreement, by and among Precision Optics Corporation, Inc. and several Investors, dated July 1, 2019 (included as Exhibit 10.2 to the Form 8-K filed on July 8, 2019, and incorporated herein by reference).

10.13	Form of Registration Rights Agreement, by and among Precision Optics Corporation, Inc. and several Investors, dated July 1, 2019 (included as Exhibit 10.3 to the Form 8-K filed on July 8, 2019, and incorporated herein by reference).

10.14	Employment Agreement, by and among Precision Optics Corporation. Inc. and Divaker Mangadu, dated July 1, 2019 (included as Exhibit 10.4 to the Form 8-K filed on July 8, 2019, and incorporated herein by reference).

10.15†	Employment agreement, by and among Precision Optics Corporation, Inc. and Jeff DiRubio, dated April 26, 2019 (included as Exhibit 10.16 to the annual report on Form 10-K filed on September 26, 2019, and incorporated herein by reference).

10.16+	Lease Agreement, by and among Precision Optics Corporation, Inc. and Texzona Industries Ltd. dated July 1, 2019 (included as Exhibit 10.17 to the annual report on Form 10-K filed on September 26, 2019, and incorporated herein by reference).

14.1	Precision Optics Corporation, Inc. Corporate Code of Ethics and Conduct (included as Exhibit 14.1 to the Form 10-K filed September 28, 2008, and incorporated herein by reference).

31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

†	Certain portions of the agreement have been omitted to preserve the confidentiality of such information. The Company will furnish copies of any such information to the SEC upon request.

+	The schedules to agreement have been omitted from this filing pursuant to Item 601(a)(5) of Regulation S-K. The Company will furnish copies of any such schedules to the SEC upon request.

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

PRECISION OPTICS CORPORATION, INC.

Date: May 13, 2021	By:	/s/ Joseph N. Forkey
Joseph N. Forkey
Chief Executive Officer (Principal Executive Officer)

Date: May 13, 2021	By:	/s/ Daniel S. Habhegger
Daniel S. Habhegger
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

