Form 10-K
period 2021-06-30
PRECISION OPTICS CORPORATION, INC.
filed 2021-09-28
CIK 867840

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2021

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

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant on December 31, 2020 was approximately $15,147,628 based on a total of 10,098,419 shares of the registrant’s common stock held by non-affiliates on December 31, 2020, at the closing price of $1.50 per share as reported on the OTCQB market on December 31, 2020.

The number of shares of outstanding common stock of the registrant as of September 21, 2021 was 13,282,476.

Documents incorporated by reference: None.

 ,

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

ITEM 1.       BUSINESS.

Overview

We have been a developer and manufacturer of advanced optical instruments since 1982. Our medical instrumentation line includes traditional endoscopes and endocouplers as well as other custom imaging and illumination products for use in minimally invasive surgical procedures. Our core efforts are targeted at the development of next generation endoscopes. Through internal research and development and working in partnership with our customers, we continuously develop next generation capabilities for designing and manufacturing 3D endoscopes and very small Microprecision™ lenses, anticipating future requirements as the surgical community continues to demand smaller and more enhanced imaging systems for minimally invasive surgery. Our unique proprietary technology in these areas, combined with recent developments in the areas of 3D displays and millimeter sized CMOS image sensors, has allowed us to begin commercialization of these technologies. The products we design and build based on these technologies are providing enhanced imaging for existing surgical procedures and oftentimes represent critical imaging products, components and technology which enable the development of new medical device products and related medical procedures.

The COVID-19 world-wide pandemic and the domestic and international impact of policy decisions being made in major countries around the world has had, and may continue to have, an adverse impact on various aspects of our business. We have taken various actions to augment our operating and human resource policies and procedures to guard against the potential health hazards of COVID-19. Some of those augmented procedures can have a negative impact on our operational efficiencies. Given the uncertainty surrounding the continuation of economic slow-downs domestically and abroad, we cannot predict with certainty at this time what the future impact of COVID-19 and resulting business and economic policies in the US and abroad will be on our up-coming financial operating results.

Effective June 1, 2019 we acquired the operating assets of Ross Optical Industries, Inc. of El Paso, Texas, which we began operating as a division of our Company beginning on that date. The accompanying financial statements include the results of operations of the Ross Optical division for fiscal years ended June 30, 2021 and 2020, and the assets and liabilities of the division as of June 30, 2021 and 2020. The Ross Optical division expands our optics components and assemblies’ business to include custom and catalog optics, which are sourced through Ross Optical’s extensive domestic and worldwide network of optical fabrication companies. Most systems make use of optical lenses, prisms, mirrors and windows and range from individual optical components to complex mechano-optical assemblies. Products often include thin film optical coatings that are applied using the in-house coating department. Over 70% of the Ross Optical division sales are in the United States, with the majority being specialized optical components for industrial applications and the remainder being assemblies. The balance of sales is split between military and medical device products.

Approximately 54% of our total revenues in fiscal year 2021 were derived from optical components we design, manufacture and assemble as well as custom components we source, qualify and resell to our customers. Approximately 26% of our revenues in fiscal year 2021 were derived from optical engineering and design services, and the remaining 20% from the assembly and manufacture of endoscopic medical devises, sub-assemblies and optical components ordered by our customers and typically developed from the engineering and design services we perform for them. During fiscal year 2021, approximately 60% of our revenues were medical products related, 33% industrial, and 7% related to military and defense. The allocation of sales revenues between service offerings and industries was similar in fiscal year 2020 to those allocations in fiscal year 2021 described above. We expect sales revenue increases to result from assembly and manufacturing orders received from our customers for the products we assist them in designing using our unique optical product design and manufacturing capabilities.

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

History

We incorporated in Massachusetts in December 1982 and have been publicly-owned since November 1990. References to our Company contained herein include our two wholly-owned subsidiaries, Precise Medical, Inc. and Wood’s Precision Optics Corporation, Limited, except where the context otherwise requires. Effective June 1, 2019 we acquired the operating assets of Ross Optical Industries, Inc. of El Paso, Texas, which we began operating as a division of our Company beginning on that date. The accompanying financial statements include the results of operations of the Ross division for the fiscal years ended June 30, 2021 and 2020 and its assets and liabilities as of June 30, 2021 and 2020.

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

The acquisition of the assets of Ross Optical Industries effective June 1, 2019 expanded our optics components and assemblies business. All products supplied by Ross Optical include a custom or catalog optic, which is sourced through Ross Optical’s extensive domestic and worldwide network of optical fabrication companies. Most systems make use of optical lenses, prisms, mirrors and windows and range from individual optical components to complex mechano-optical assemblies. Products often include thin film optical coatings that are applied by the Ross Optical division in-house coating department.

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

We have been engaged by various customers for an increasing amount of development work relating to the design of endoscopes and camera assemblies that utilize our Microprecision™ technology. We previously received production orders each exceeding $1M and follow-on orders from multiple customers for their custom designed products fulfillment of which is ongoing. We believe we will receive additional production orders from other customers currently in our engineering and design pipeline.

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

Competition and Markets

We sell our products in highly competitive markets and we compete for business with both foreign and domestic manufacturers. Many of our current competitors are larger than us and have substantially greater resources than we do. In addition, there is an ongoing risk that other domestic or foreign companies who do not currently service or manufacture products for our target markets, some with greater experience in the optics industry and greater financial resources than we have, may seek to produce products or services that compete directly with ours.

While our resources are substantially more limited than those of some of our competitors, we believe that we can compete successfully in this market on the basis of product quality, price, delivery and innovation tailored to our customers’ specifications. Our success will depend, in part, on our ability to maintain a technological advantage over our competitors and to effectively incorporate that technology into our custom designs. To this end, we intend to continue to aggressively support and augment our internal engineering, research and development resources and to aggressively pursue patent protection for existing and new technology. We believe that our unique technical capabilities in the areas of Microprecision™ optics, micro medical cameras and illumination, as well as 3D endoscopes currently represent competitive advantages for us in the minimally invasive surgical device market.

The competitive advantage of our Ross Optical division is its ability to provide difficult-to-find optics, and, increasingly, to provide a broader range of services based on its ability to source optics worldwide and augmented by its ability to provide thin-film coatings and assembly.

Market Opportunities

Microprecision™ Lenses and Micro Medical Cameras: While other approaches exist for the manufacture of camera lenses, we design custom camera module assemblies with the combined objectives of low cost, small size, range of optical specifications and high image quality required by our customer’s precise medical device specifications. By enabling the production of millimeter sized and smaller cameras with low manufacturing costs, we believe our Microprecision™ technology opens the possibility to replace existing re-sterilizable endoscopes with a single-use alternative. Also, the small size of our Microprecision™ lenses and micro medical cameras combined with our proprietary illumination techniques can provide visualization for existing procedures that are currently performed blind or with sub-optimal imaging, and we believe can facilitate the development of new surgical procedures that are currently impractical without sub-millimeter visualization instrumentation.

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

Sales and Marketing

Current sales and marketing activities are intended to broaden awareness of the benefits of our new technology platforms and our successful application of these new technologies to medical device projects requiring surgery-grade visualization from sub-millimeter sized devices and 3D endoscopy, including single-use products and assemblies. We market directly to established medical device companies primarily in the United States that we believe could benefit from our advanced endoscopy visualization systems. Through this direct marketing, referrals, attendance at trade shows and a presence in online professional association websites, we have expanded our on-going pipeline of projects to significant medical device companies and to well-funded emerging technology companies. We expect our customer pipeline to continue to expand as development projects transition to production orders and new customer projects enter the development phase. Our Ross Optical division markets through existing customers and trade shows, in addition to proactive online marketing strategies executed primarily through its website. Through the gradual integration of the sales and marketing resources of the two operations we have begun to realize both expanded sales opportunities of the Ross component products and our micro optics engineering services, as well as benefits from utilizing Ross’ worldwide vendor relationships for optical components.

International Business

Other than the Ross Optical division international sales described below, we have had negligible direct export sales to date. However, our medical products have received the CE mark certification, which permits sales into the European Economic Area and which benefits our customers as they market their products manufactured by us or containing our sub-assemblies into markets outside the United States. In the future, we may establish or use additional production facilities overseas to produce key components for our business, such as lenses. From the 1990s through approximately 2014, we maintained a physical presence in Asia to support business and quality control activities throughout the region as needed. We continue to acquire various optical components from overseas to meet the needs of custom device designs. We believe that the availability of specialized components and cost savings from various overseas production resources is essential to our ability to deliver complex and unique device designs and to compete on a price basis in the medical products area particularly and to our profitability generally.

The addition of Ross Optical adds an expanded network of overseas suppliers of various types and sizes of optical components and assemblies that will enhance our ability to meet the material demands of our customers’ unique optical and medical device designs. During fiscal year 2021, 13% of the Ross Optical division sales were to customers outside of the United States and Canada, with the balance of sales primarily split between Western Europe and Singapore.

Research and Development

We believe that our future success depends, to a large degree, on our ability to continue to conceive and develop new optical products and technologies to enhance the performance characteristics and methods of manufacture of existing and new products. Although development work on behalf of customers is almost entirely performed under revenue generating contracts and customer purchase orders, research and development expenses are incurred on our own proprietary products and technology, such as Microprecision™ optics, micro medical cameras and 3D endoscopes. Accordingly, we treat engineering expenses not consumed in customer contracted development and our investment of funds and resources in internal product and intellectual property development as research and development expense in the accompanying statement of operations. For the years ended June 30, 2021 and 2020, research and development expenses were $624,253 and $886,129, respectively.

Raw Materials and Principal Suppliers

A key raw material component for our products is precision grade optical glass, which we obtain from a few suppliers, principally SCHOTT North America, Inc. and Ohara Corporation.

We obtain CMOS sensors used in our development of endoscope products for our customers from various suppliers such as OmniVision Technologies, Inc. We believe that while the number of sources of supply is limited for the CMOS sensors with the specifications used in medical device endoscopes we develop; the manufacturing capacities of those suppliers is adequate to meet our demand in the next twelve months.

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

Patents and Trademarks

We rely, in part, upon patents, trade secrets and proprietary knowledge as well as personnel policies and employee confidentiality agreements concerning inventions and other creative efforts to develop and maintain our competitive position. We plan to file for patents, copyrights and trademarks in the United States and in other appropriate countries to protect our intellectual property rights to the greatest extent practicable. We currently hold rights to various United States patents, and have patent applications pending, including applications for our new generation of micro medical cameras. Our current patent portfolio includes patents, rights to patents and patent applications that cover various aspects of our technology in the following areas:

—	Medical devices;
—	3-D endoscopes;
—	Microprecision™ lenses and micro medical cameras;
—	Defense products.

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

In July 2011, we entered into an asset purchase agreement with Intuitive Surgical Operations, Inc., in which we assigned to Intuitive Surgical all of the issued and non-expired patents and pending patent applications that we held at that time, and in return, Intuitive Surgical granted us a royalty-free, worldwide license to these patents in fields outside of medical robotics.

We intend to continue to innovate and extend our technological capabilities in the areas of 3-D endoscopy Microprecision™ optics, micro medical cameras, and related illumination techniques, and to aggressively pursue patent protection for such developments.

Employees

As of June 30, 2021, we had 52 employees, 50 of which were full-time employees. There were 28 employees in manufacturing, 9 in engineering/research and development, 6 in sales, and 9 in finance and administration. We are not a party to any collective bargaining agreements. We believe our relations with our employees are very good.

Customers

During fiscal year 2021 we sold product and services to over 326 customers and no customer accounted for 10% or more of our total revenues during the fiscal years ended June 30, 2021, and 2020.

Our largest customer account receivable balance at June 30, 2021, was 16% of total accounts receivable. At June 30, 2020, our largest customer account receivable balance was 14% of total accounts receivable. No other accounts accounted for more than 10% of accounts receivable at June 30, 2021, or 2020.

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

During the years ended June 30, 2021, and 2020, we incurred operating losses of $905,583 and $1,422,983, respectively. Our accumulated deficit at June 30, 2021, amounted to $47,165,978. We had working capital of $2,265,325 and $1,797,705 as of June 30, 2021, and 2020, respectively. We may continue incurring losses for the foreseeable future and not achieve sustained profitability in the near term. We must generate sufficient cash flow or raise additional capital to pursue our product development initiatives, and penetrate markets for the sale of our products. If required we believe that we have access to capital resources through possible public or private equity offerings, debt financings, corporate collaborations, strategic alliances, or other means. However, if we are unable to secure adequate additional capital when needed, we may be required to curtail our research and development initiatives and take additional measures to reduce costs to conserve our cash in amounts sufficient to sustain operations and meet our obligations.

We depend on the availability of certain key supplies and services that are available from only a few sources and we may experience difficulty with certain suppliers due to the COVID-19 world-wide pandemic and we may have difficulty finding alternative sources of these supplies or services.

We source certain key supplies to develop and manufacture our products, particularly our precision grade optical glass, which is available from only a few sources, in China. During the early stages of the COVID-19 world-wide pandemic, we experienced difficulties with certain suppliers in China. Until the pandemic is sufficiently under control, we may experience further difficulties with suppliers. Our business could be affected if we become unable to procure these essential materials and services in adequate quantities and at acceptable prices. We are always evaluating our suppliers and alternative sources. If we experience a shortage of certain supplies and are unable to find an alternative source, our financial condition and results of operations could be adversely affected.

The COVID-19 world-wide pandemic and the economic effects of governmental entities and commercial business policy decisions relating to it could cause disruptions with our sources of supply and customer orders and their ability to pay amounts owed us.

The COVID-19 world-wide pandemic that began during the quarter ended March 31, 2020, and the domestic and international impact of policy decisions being made in major countries around the world has had, and is expected to have, an adverse impact on our sources of supply, supply chain logistics, current and future orders from our customers, collection of amounts owed to us from our customers, our internal operating procedures, and our overall financial condition. We have taken various actions to augment our operating and human resource policies and procedures to guard against the potential health hazards of COVID-19. These augmented procedures can have a negative impact on our operational efficiencies. We source various components from overseas suppliers throughout Asia including China. We have experienced supply chain and supplier disruptions as well as customer order delays and slow-downs, which we believe was the result of the COVID-19 pandemic and related economic slow-down. Given the uncertainty surrounding the continuation of supply chain disruptions, customer delays, and overall economic slow-downs domestically and abroad, we cannot predict with certainty at this time what the future impact of COVID-19 and resulting business and economic policies in the US and abroad will be on our future operating results.

We rely on a small number of customers who may not consistently purchase our products in the future and if we lose any one of these customers, our revenues may decline.

In the fiscal year ended June 30, 2021, and 2020, our largest customer represented approximately 9% of our total revenues. No other customer accounted for more than 10% of our revenues during those periods. At June 30, 2021, our largest customer account receivable balance was 16% of total accounts receivable. At June 30, 2020, our largest customer account receivable balance was 14% of total accounts receivable. No other customer accounted form more than 10% of total accounts receivable at June 30, 2021, or 2020.

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

At June 30, 2021, our largest customer account receivable balance was 16% of total accounts receivable. While we believe we have a varied customer base and have experienced strong collections in the past, we may experience changes in our customer base, including reductions in purchasing commitments, which could also have a material adverse effect on our revenues and liquidity. Additionally, our customers could become unable or unwilling to pay amounts owed to us. During fiscal 2018, we recorded a $227,500 reserve against accounts receivable amounts owed to us by one customer that has not been able to pay us for design services we provided. We have not had significant accounts receivable write-offs or additions to the accounts receivable reserve since then. We have not purchased insurance on our accounts receivable balances. Large uncollectible accounts receivable balances could have a material adverse effect on our financial condition.

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

A portion of our business has been devoted to research, development and production under fixed-price purchase orders. For our purposes, a fixed-price purchase order is any purchase order under which we will provide products or services for a fixed-price over an extended period of time, usually six months or longer. Fixed-price purchase orders have represented as much as 50% of our total revenues during periods in the last several years. We expect that revenues from fixed-price purchase orders will continue to represent a significant portion of our total revenues in future fiscal years.

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

Our division Ross Optical, which we acquired effective June 1, 2019, primarily acquires specialized optical components and assemblies from third parties pursuant to specifications provided from its customers, inspects and sometimes further processes those products before reselling them to its customers. Because Ross Optical does not manufacture the optical components and assemblies or owns the intellectual property rights to the products its customers could choose to obtain those products and services from other sources or could apply pressure to Ross Optical to lower its prices resulting in reduced future gross margins and operating results.

Third parties may infringe on our intellectual property and, as a result, we could incur significant expense in protecting our patents or not have sufficient resources to protect them.

We utilize numerous licensed patents that are important to our business. In July 2011, we entered into an asset purchase agreement with Intuitive Surgical Operations, Inc. in which we assigned to Intuitive Surgical all the issued and non-expired patents and pending patent applications we held at that time and, in return, Intuitive Surgical granted to us a royalty-free, worldwide license to these patents in fields outside of medical robotics.

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

Like any manufacturer, we are and always have been exposed to liability claims resulting from the use of products we assist in developing, manufacture and supply to our customers. Additionally, the products we supply could be used in conjunction with other products in medical device applications, such as certain endoscope products claimed to be associated with surgical suite contamination resulting from their intended re-use and re-sterilization. We maintain product liability insurance to cover us in the event of liability claims, and as of September 24, 2021, no such claims have been asserted or threatened against us. However, our insurance may not be sufficient to cover all possible future product claims, costs and any resulting liabilities.

We would be liable if our business operations harmed the environment and a failure to maintain compliance with environmental laws could severely damage our business.

Our operations are subject to a variety of federal, state and local laws and regulations relating to the protection of the environment. From time to time, we use hazardous materials in our operations. Although we believe that we comply with all applicable environmental laws and regulations, our business could be severely damaged by any failure to maintain such compliance.

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

There is also the risk that new laws or regulations or changes in enforcement practices applicable to the business of Ross Optical could be imposed, which may adversely affect its ability to compete effectively with other institutions that are not affected in the same way, or which may impact its supplier and customers. In addition, regulation imposed on market participants generally, such as foreign tariff increases could negatively affect the overall profitability of Ross Optical’s international business.

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

As of June 30, 2021, there were 2,578,200 shares of our common stock issuable upon exercise of stock options outstanding, at a weighted average exercise price of $1.13 per share. As of June 30, 2021, a total of 731,498 shares of our common stock are reserved for issuance under our 2021 Equity Incentive Plan. Additionally, we issued 90,687 shares of our common stock during fiscal year 2021 for stock option exercises, which brought our total common shares outstanding to 13,282,476 at June 30, 2021. Moreover, we expect to issue additional shares and options to purchase shares of our common stock to compensate employees, consultants and directors, and we may issue additional shares to raise capital. Any such issuances will have the effect of further diluting the interest of the holders of our securities.

ITEM 2.       PROPERTIES.

We conduct our domestic operations at three facilities in Gardner, Massachusetts and one facility in El Paso, Texas. We are currently a tenant-at-will, paying rent of $9,000 per month for our main Gardner facility. We rent three other smaller Gardner facilities on a month-to-month basis. Our Ross Optical division rents a facility in El Paso, Texas from an unrelated party pursuant to an operating lease through May 2022 at monthly base rates beginning at $3,392 and increasing to $3,563 per month during the term of the lease.

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

ITEM 3.       LEGAL PROCEEDINGS.

Our Company, on occasion, may become involved in legal matters arising in the ordinary course of our business, which could have a material adverse effect on our business, financial condition or results of operations. We are currently not aware of any pending or threatened litigation against us or our officers and directors in their capacity as such that could have a material impact on our operations or finances.

ITEM 4.       MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is quoted on OTCQB, the OTC market tier for companies that report to the SEC, under the symbol PEYE.

Holders

As of September 26, 2021, we had approximately 55 holders of record of our common stock. Holders of record include nominees who may hold shares on behalf of multiple owners.

Dividends

We have not declared any dividends during the last two fiscal years. At present, we intend to retain our earnings, if any, to finance research and development and the expansion of our business.

Recent Sales of Unregistered Securities

We have not issued any unregistered securities since March 31, 2021.

Securities Authorized for Issuance under Equity Compensation Plans

The following table summarizes information about our equity compensation plans as of June 30, 2021.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	69,698	$0.69	–
Equity compensation plans not approved by security holders	2,508,502	$1.14	731,498
Total	2,578,200	$1.13	731,498

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

2021 Equity Incentive Plan

The Precision Optics Corporation, Inc. 2021 Equity Incentive Plan, referred to as the 2021 Plan, was adopted by our Board of Directors on May 10, 2021. The 2021 Plan allows for the granting of stock options to selected employees, directors and other persons who provide services to us or our affiliates for up to a total of 1,000,000 shares of the Company’s common stock. In connection therewith, we filed a registration statement on Form S-8 to register the 1,000,000 shares of common stock.

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

Approximately 60% of our business during the fiscal year ended June 30, 2021 was from the design and manufacture of high-quality medical devices. Approximately 7% of our revenue during the same period was from the design, manufacture and resale of optical products for military and defense, and 33% was from other industrial, non-medical products. Our proprietary medical instrumentation line and unique custom design and manufacturing capabilities include traditional endoscopes and endocouplers as well as other custom imaging and illumination products for use in minimally invasive surgical procedures. We design and manufacture 3D endoscopes and very small Microprecision™ lenses, assemblies and complete medical devices to meet the surgical community’s continuing demand for smaller, disposable, and more enhanced imaging systems for minimally invasive surgery.

We are registered to the ISO 9001:2015 and ISO 13485:2016 Quality Standards and comply with the FDA Good Manufacturing Practices and the European Union Medical Device Directive for CE marking of our medical products. Our websites are www.poci.com and www.rossoptical.com. Information contained on our websites does not constitute part of this report.

The markets in which we do business are highly competitive and include both foreign and domestic competitors. Many of our competitors are larger and have substantially greater resources than we do. Furthermore, other domestic or foreign companies, some with greater financial resources than we have, may seek to produce products or services that compete with ours. We routinely outsource specialized production efforts as required to obtain the most cost-effective production. Over the years we have achieved extensive experience collaborating with other optical specialists worldwide.

We believe that competition for sales of our medical products and services, which have been principally sold to original equipment manufacturers, or OEM, customers, is based on our ability to design and produce technical features, performance, engineering service and production scheduling, on-time delivery, quality control and product reliability, and competitive pricing.

We believe that our future success depends, to a large degree, on our ability to develop new optical products and services to enhance the performance characteristics and methods of manufacture of existing products and future products fully or partially enabled by our technologies and capabilities. Accordingly, we expect to continue to seek and obtain product-related design and development contracts with customers and to selectively invest our own funds on research and development, particularly in the areas of Microprecision™ optics, micro medical cameras, illumination, and 3D endoscopes.

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

During the fiscal year ended June 30, 2021, we sold products and services to 326 different customers and no single customer represented 10% or more of consolidated sales. Except for effect of potentially receiving future significant production orders, we expect this trend to continue since consolidated sales now include those of the Ross Optical division.

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

Results of Operations for the Fiscal Year Ended June 30, 2021 as Compared to the Fiscal Year Ended June 30, 2020

Total revenues for the fiscal year ended June 30, 2021 were $10,674,907, an increase of $751,552, or 7.6%, from revenues for fiscal year 2020 of $9,923,355. Engineering services increased approximately $1,380,000 in fiscal year 2021 compared to fiscal year 2020, while product and assembly production revenues decreased approximately $607,000, and optical component revenues were virtually unchanged during the same period.

The $1,380,000 increase in engineering service revenues in fiscal year 2021 compared to fiscal year 2020 was the result of personnel additions in the engineering group thereby raising revenue earning capacity, and the addition of two significant engineering projects during fiscal year 2021. One engineering project relates to optical spectroscopic measurements and the other relates to a single-use ophthalmic endoscope. We believe increased engineering service capacity and the continued addition of quality engineering projects generates opportunities for production purchase orders from these customers as the products advance to clinical evaluation and commercialization.

The $607,000 decrease in product and assembly production revenues in fiscal year 2021 compared to fiscal year 2020 resulted primarily from reductions of sales to various production category customers which we believe are the result of the COVID-19 pandemic described below as well as cyclical and product life sales patterns periodically experienced with certain traditional product customers. Two products with reduced sales revenue in fiscal year 2021 considered temporary and the result of the market impact of the COVID-19 pandemic are flexible endoscope for a cardiovascular surgical procedure and a Microprecision™ CMOS scanning device for a diagnostic ENT procedure. The third product with notably reduced sales revenue in fiscal year 2021 relates to a reusable visualization instrument used in spine surgery which experiences fluctuations in periodic revenues caused by product demand for new surgical sites and replacements for existing sites.

The COVID-19 world-wide pandemic that began during the quarter ended March 31, 2020 and the domestic and international impact of policy decisions being made in major countries around the world has had, and could continue to have, an adverse impact on the Company’s sources of supply, current and future orders from our customers, collection of amounts owed to the Company from its customers, our internal operating procedures, and the Company’s overall financial condition. Given the uncertainty surrounding the continuation of economic impacts both domestically and abroad, we cannot predict with certainty at this time what the future impact of COVID-19 and resulting business and economic policies in the US and abroad will be on its up-coming quarterly fiscal operating results.

We generated revenues from 326 unique customers during fiscal year 2021, and no single customer accounted for 10% or more of our revenue for the fiscal years ended June 30, 2021, or 2020.

Gross profit for fiscal year ended June 30, 2021 of $3,433,585, reflected an increase of $71,009, or 2.1%, as compared to gross profit for fiscal year 2020 of $3,362,576. Gross profit, as a percentage of revenues for fiscal year 2021, was 32.2% as compared to gross profit, as a percentage of revenues for fiscal year 2020, of 33.9%. Gross profit and gross profit percentage for any given fiscal period depend on a number of factors, including overall sales volume, facility utilization, product sales mix, the nature and costs of engineering services, design challenges and changes, production start-up costs, customer-imposed project changes or delays, and the effects of COVID-19 pandemic policy decisions on various economies and our suppliers and customers, as well as the effects on production efficiencies due to the augmented policies we have incorporated into our operations as a result of the COVID-19 pandemic.

Our decrease in gross margin from 33.9% to 32.2% during the fiscal year ended June 30, 2021 compared to 2020 was primarily the result of a gross margin decrease in one engineering project due to cost over-runs, a decrease in higher margin production revenues with customers due to COVID-19 factors, and a lower realized margin on a large volume recurring component product produced for a catalogue reselling customer. The remainder of our production, engineering and component revenues resulted in margins within our targeted range with reasonably expected fluctuations.

Research and development expenses were $624,253 for fiscal year 2021 as compared to $886,129 for fiscal year 2020. The decrease of $261,876, or 29.6%, in fiscal year 2021 compared to fiscal year 2020 was due primarily to an increased amount of internal engineering related development projects in fiscal year 2020 that we believe will enhance our technology platform of capabilities and our overall competitiveness in providing unique optical and illumination solutions for medical device endoscopes, offset by a lesser amount of increased stock based compensation expense recognized in fiscal year 2021.

Selling, general and administrative expenses decreased by $184,515, or 4.7%, to $3,714,915 for fiscal year 2021 as compared to $3,899,430 for fiscal year 2020. The decrease in SG&A expenses in fiscal year 2021 is primarily driven by decreases in travel and trade shows due to the pandemic, sales salaries, and lower investor relations costs, all of which were offset by a lesser amount by increases in stock based compensation and general insurance expense.

The income tax provisions in fiscal years 2021 and 2020 represent the minimum statutory state income tax liability.

Liquidity and Capital Resources

We have sustained recurring net losses for several years. During the years ended June 30, 2021 and 2020 we incurred operating losses of $905,583 and $1,422,983, respectively. At June 30, 2021, our cash and cash equivalents were $861,650, accounts receivable were $1,878,755, and current liabilities were $2,511,110, including $450,084 of advances paid against open purchase orders by our customers.

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

We have traditionally funded working capital needs through product sales, management of working capital components of our business, cash received from public and private offerings of our common stock, warrants to purchase shares of our common stock or convertible notes, manufacturing equipment leases, and by customer advances paid against purchase orders by our customers and recorded in the current liabilities section of the accompanying financial statements. We have incurred year to year and quarter to quarter operating losses during our efforts to develop current products including Microprecision™ optical elements, micro medical camera assemblies and 3D endoscopes. Our management believes that the opportunities represented by these technical capabilities and related products have the potential to generate sales increases to achieve breakeven and profitable results.

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

Capital equipment expenditures during fiscal year 2021 and fiscal year 2020 were $237,901 and $232,363, respectively, $161,977 and $113,213 of which in fiscal years 2021 and 2020, respectively, were funded by leasing agreements with monthly payment obligations. Patent application expenditures during fiscal year 2021 and fiscal year 2020 were $46,473 and $41,142, respectively. Future capital equipment and patent expenditures will be dependent upon future sales and success of on-going research and development efforts.

Contractual cash commitments for the fiscal years subsequent to June 30, 2021, are summarized as follows:

	Fiscal 2022	Thereafter	Total
Capital lease for equipment, including interest	$48,619	$169,140	$217,759
Minimum operating lease payments - Ross Optical division	$62,822	$0	$62,822

We have contractual cash commitments related to open purchase orders as of June 30, 2021 of approximately $660,380.

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

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Stockholders of Precision Optics Corporation, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Precision Optics Corporation, Inc. (the Company) as of June 30, 2021 and 2020, and the related statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the two year period ended June 30, 2021, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the two year period ended June 30, 2021, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Revenue Recognition—Refer to Note A to the Consolidated Financial Statements

Critical Audit Matter Description

The Company recognizes revenue upon transfer of control of promised products to customers in an amount that reflects the consideration the Company expects to receive in exchange for those products. The Company may enter into certain customer contracts that contain unique, customer-specific terms and conditions, variable consideration, as well as multiple performance obligations. For such contracts, significant interpretation may be required to determine the appropriate accounting, including the identification of performance obligations, the allocation of the transaction price to performance obligations in the arrangement, the timing of the transfer of control of promised goods for each of those performance obligations, estimates of variable consideration and agent versus principal consideration.

Our assessment of managements’ evaluation of the above referenced matters related to proper revenue recognition is significant to our audit because the amounts are material to the financial statements, the assessment process involves significant judgment, and the application of U.S. generally accepted accounting principles in this area is complex.

How the Critical Audit Matter Was Addressed in the Audit

Our principal audit procedures related to the Company’s revenue recognition for customer contracts included the following:

•	We evaluated the appropriateness of management’s revenue recognition policies.
•	We tested the mathematical accuracy of management’s calculations of revenue and the associated timing of revenue recognized in the consolidated financial statements.
•	We selected a sample of revenue transactions and performed the following procedures:
o	Obtained and read source documents for each selection, including master agreements, purchase orders and other documents that evidenced the customer arrangement.
o	Tested management’s identification and treatment of the key contract terms, including performance obligations and variable consideration.
o	Assessed the terms in the customer agreement and evaluated the appropriateness of management's application of the Company’s accounting policies, along with their use of estimates, in the determination of revenue recognition conclusions.

/s/ Stowe & Degon LLC

We have served as the Company’s auditor since 2008

Westborough, Massachusetts

September 28, 2021

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

Consolidated Balance Sheets at June 30, 2021 and 2020

	2021	2020
ASSETS
Current Assets:
Cash and cash equivalents	$861,650	$1,134,697
Accounts receivable (net of allowance for doubtful accounts of $251,383 at June 30, 2021 and $248,450 at June 30, 2020)	1,878,755	1,481,437
Inventories	1,885,395	2,197,244
Prepaid expenses	150,635	133,707
Total current assets	4,776,435	4,947,085

Fixed Assets:
Machinery and equipment	3,084,511	2,907,533
Leasehold improvements	792,723	731,801
Furniture and fixtures	178,640	178,640
	4,055,874	3,817,974
Less—Accumulated depreciation and amortization	3,461,622	3,314,824
Net fixed assets	594,252	503,150

Operating lease right-to-use asset	61,247	118,403
Patents, net	141,702	95,229
Goodwill	687,664	687,664

TOTAL ASSETS	$6,261,300	$6,351,531

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of capital lease obligation	$38,347	$51,761
Current portion of acquisition earn out liability	166,667	166,667
Note payable to bank	–	808,962
Accounts payable	1,205,149	1,066,005
Customer advances	450,084	417,059
Accrued compensation and other	589,616	581,770
Operating lease liability	61,247	57,156
Total current liabilities	2,511,110	3,149,380

Capital lease obligation, net of current portion	152,397	35,810
Acquisition earn out liability	166,666	333,333
Operating lease liability	–	61,247

Stockholders’ Equity:
Common stock, $0.01 par value: 50,000,000 shares authorized; issued and outstanding – 13,282,476 shares at June 30, 2021 and 13,191,789 shares at June 30, 2020	132,825	131,918
Additional paid-in capital	50,464,280	49,702,986
Accumulated deficit	(47,165,978)	(47,063,143)
Total stockholders’ equity	3,431,127	2,771,761

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,261,300	$6,351,531

The accompanying notes are an integral part of these consolidated financial statements.

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

for the Years Ended June 30, 2021 and 2020

	2021	2020

Revenues	$10,674,907	$9,923,355
Cost of goods sold	7,241,322	6,560,779

Gross profit	3,433,585	3,362,576

Research and development expenses, net	624,253	886,129
Selling, general and administrative expenses	3,714,915	3,899,430
Total operating expenses	4,339,168	4,785,559

Operating loss	(905,583)	(1,422,983)

Interest expense	(5,302)	(1,002)
Gain on forgiveness of bank note	808,962	–

Loss before provision for income taxes	(101,923)	(1,423,985)

Provision for income taxes	912	2,165

Net loss	$(102,835)	$(1,426,150)

Loss per share:
Basic and fully diluted	$(0.01)	$(0.11)

Weighted average common shares outstanding:
Basic and fully diluted	13,281,351	12,998,915

The accompanying notes are an integral part of these consolidated financial statements.

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

for the Years Ended June 30, 2021 and 2020

	Number of Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity

Balance, July 1, 2019	12,071,139	$120,712	$48,893,172	$(45,636,993)	$3,376,891
Issuance of common stock in private placement	760,000	7,600	17,400	–	25,000
Proceeds from exercise of stock options	12,500	125	8,550	–	8,675
Exercise of stock options net of 11,850 shares withheld	23,150	231	(231)	–	–
Issuance of common stock for consultant services	25,000	250	44,750	–	45,000
Issuance of common stock for employee services	100,000	1,000	(1,000)	–	–
Proceeds from private placement of common stock, net of issuance costs of $10,000	200,000	2,000	238,000	–	240,000
Stock-based compensation	–	–	502,345	–	502,345
Net loss	–	–	–	(1,426,150)	(1,426,150)
Balance, June 30, 2020	13,191,789	131,918	49,702,986	(47,063,143)	2,771,761

Proceeds from exercise of stock options	72,000	720	27,551	–	28,271
Exercise of stock options net of 21,313 shares withheld	18,687	187	(187)	–	–
Stock-based compensation	–	–	733,930	–	733,930
Net loss	–	–	–	(102,835)	(102,835)
Balance, June 30, 2021	13,282,476	$132,825	$50,464,280	$(47,165,978)	$3,431,127

The accompanying notes are an integral part of these consolidated financial statements.

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the Years Ended June 30, 2021 and 2020

	2021	2020
Cash Flows from Operating Activities:
Net loss	$(102,835)	$(1,426,150)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities-
Depreciation and amortization	146,799	112,219
Provision for doubtful accounts receivable	2,933	1,497
Stock-based compensation expense	733,930	502,345
Non-cash consulting expense	–	45,000
Gain on forgiveness of bank note	(808,962)	–
Changes in operating assets and liabilities, net of effects of business acquisition-
Accounts receivable	(400,251)	682,173
Inventories	311,849	(462,640)
Prepaid expenses	(16,928)	46,629
Accounts payable	139,144	(108,258)
Customer advances	33,025	(33,133)
Accrued compensation and other	7,846	47,826
Net cash provided by (used in) operating activities	46,550	(592,492)

Cash Flows from Investing Activities:
Cash paid for business acquisition	(166,667)	(1,443,341)
Additional patent costs	(46,473)	(41,142)
Purchases of fixed assets	(75,924)	(119,150)
Net cash used in investing activities	(289,064)	(1,603,633)

Cash Flows from Financing Activities:
Payment of capital lease obligation	(58,804)	(40,241)
Gross proceeds from private placements of common stock	–	265,000
Gross proceeds from exercise of stock options	28,271	8,675
Proceeds from Paycheck Protection Program bank loan	–	808,962
Net cash (used in) provided by financing activities	(30,533)	1,042,396

Net decrease in cash and cash equivalents	(273,047)	(1,153,729)
Cash and cash equivalents, beginning of year	1,134,697	2,288,426

Cash and cash equivalents, end of year	$861,650	$1,134,697

Supplemental disclosure of cash flow information:
Cash paid during the year for income taxes	$2,165	$912

Supplemental disclosure of non-cash financing activities:
Issuance of common stock for services	$–	$45,000
Offering costs included in accrued liabilities	$–	$22,250
Acquisition of manufacturing equipment under capital lease	$161,976	$113,213

The accompanying notes are an integral part of these consolidated financial statements.

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(1)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	Nature of Business

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

Revenues are recognized as the performance obligations to deliver products or services are satisfied and are recorded based on the amount of consideration the Company expects to receive in exchange for satisfying the performance obligations. Most of the Company’s products and services are marketed to medical device companies with approximately 85% of sales to customers in the United States. Products and services are primarily transferred to customers at a point in time based upon when services are performed or product is shipped. Other selling costs to obtain and fulfill contracts are expensed as incurred due to the short-term nature of a majority of its contracts. The Company extends terms of payment to its customers based on commercially reasonable terms for the markets of its customers, while also considering their credit quality. Shipping and handling costs charged to customers are included in revenues.

The Company disaggregates revenues by product and service types as it believes it best depicts how the nature, amount, timing and uncertainty of revenues and cash flows are affected by economic factors. Revenues are comprised of the following for the fiscal years ended June 30, 2021 and 2020:

	2021	2020
Engineering Design Services	$2,770,481	$1,390,324
Optical Components	5,751,212	5,773,068
Medical Device Products and Assemblies	2,153,214	2,759,963
Total Revenues	$10,674,907	$9,923,355

Contract Assets and Liabilities

The nature of the Company’s products and services does not generally give rise to contract assets as it typically does not incur costs to fulfill a contract before a product or service is provided to a customer. The Company’s costs to obtain contracts are typically in the form of sales commissions paid to employees. The Company has elected to expense sales commissions associated with obtaining a contract as incurred as the amortization period is generally less than one year. These costs have been recorded in selling, general and administrative expenses. As of June 30, 2021, there were no contract assets recorded in the Company’s Consolidated Balance Sheets.

The Company’s contract liabilities arise as a result of unearned revenue received from customers at inception of contracts or where the timing of billing for services precedes satisfaction of performance obligations. The Company generally satisfies performance obligations within one year from the contract inception date.

Contract liabilities, which were recorded as customer advances in the Company’s Consolidated Balance Sheets, and unearned revenue are comprised of the following:

	Fiscal Year Ended June 30,
	2021	2020
Contract liabilities, beginning of period	$417,059	$450,192
Unearned revenue received from customers	1,322,005	554,314
Revenue recognized	(1,288,980)	(587,447)
Contract liabilities, end of period	$450,084	$417,059

(d)	Cash and Cash Equivalents

The Company includes in cash equivalents all highly liquid investments with original maturities of three months or less at the time of acquisition. Cash and cash equivalents of $861,650 and $1,134,697 at June 30, 2021 and 2020, respectively, consist primarily of cash at banks and money market funds. The Company maintains its cash and cash equivalents in bank deposit accounts that, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on its cash and cash equivalents.

(e)	Inventories

Inventories are stated at the lower of cost (first-in, first-out) and net realizable value and include material, labor and manufacturing overhead. The components of inventories at June 30, 2021 and 2020 are as follows:

	2021	2020
Raw material	$626,255	$653,678
Work-in-progress	453,117	665,593
Finished goods	806,023	877,973
	$1,885,395	$2,197,244

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

Depreciation and amortization expense was $146,799 and $112,219 for the years ended June 30, 2021 and 2020, respectively.

(g)	Significant Customers and Concentration of Credit Risk

Financial instruments that subject the Company to credit risk consist primarily of cash equivalents and trade accounts receivable. The Company places its investments with highly rated financial institutions. The Company has not experienced any losses on these investments to date. At June 30, 2021, the Company’s largest customer account receivable balance was 16% of total accounts receivable. At June 30, 2020, the Company’s largest customer account receivable balance was 14% of total accounts receivable. No other accounts accounted for more than 10% of the accounts receivable balance at June 30, 2021, or 2020.

The allowance for doubtful accounts receivable was $251,383 at June 30, 2021, and $248,450 at June 30, 2020. $227,500 of the reserve at June 30, 2021, and 2020 was established in fiscal year 2018 relating to one specific customer. Other than these doubtful accounts receivable, the Company has not experienced any material losses related to accounts receivable from individual customers. The Company generally does not require collateral or other security as a condition of sale, rather it relies on credit approval, balance limitation and monitoring procedures to control credit risk in trade account financial instruments. Management believes the allowance for doubtful accounts, which is established based upon review of specific account balances and historical experience, is adequate at June 30, 2021.

The Company had revenues from 326 unique customers during fiscal year 2021, and no single customer accounted for 10% or more of the Company’s revenue for the fiscal years ended June 30, 2021, or 2020.

(h)	Loss per Share

Basic income (loss) per share is computed by dividing net income or net loss by the weighted average number of shares of common stock outstanding during the period. Diluted income (loss) per share is computed by dividing net income or net loss by the weighted average number of shares of common stock outstanding during the period, plus the number of potentially dilutive securities outstanding during the period such as stock options and warrants. For the year ended June 30, 2021 and 2020, the effect of such securities was antidilutive and not included in the diluted calculation because of the net loss generated in those periods.

The following is the calculation of loss per share for the years ended June 30, 2021 and 2020:

	Year Ended June 30
	2021	2020
Net Loss– Basic and Diluted	$(102,835)	$(1,426,150)

Basic and diluted weighted average shares outstanding	13,281,351	12,998,915

Loss per share
Basic and fully diluted	$(0.01)	$(0.11)

The number of shares issuable upon the exercise of outstanding stock options and warrants that were excluded from the computation as their effect was antidilutive was approximately 2,578,200 and 2,065,200 for the years ended June 30, 2021, and 2020, respectively.

(i)	Stock-Based Compensation

The measurement and recognition of compensation costs for all stock-based awards made to employees and the Board of Directors are based upon fair value over the requisite service period for awards expected to vest. The Company estimates the fair value of share-based awards on the date of grant using the Black-Scholes option-pricing model. Stock-based compensation costs recognized for the years ended June 30, 2021, and 2020 amounted to $733,930 and $502,345, respectively.

(j)	Goodwill and Patents

Long-lived assets such as goodwill and patents are capitalized when acquired and reviewed for impairment whenever events or changes in circumstances indicate that the book value of the asset may not be recoverable. Impairment of the carrying value of long-lived assets such as goodwill and patents would be indicated if the best estimate of future undiscounted cash flows expected to be generated by the asset grouping is less than its carrying value. If an impairment is indicated, any loss is measured as the difference between estimated fair value and carrying value and is recognized in operating income or loss. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. No such impairments of goodwill or patents have been estimated by management during the years ended June 30, 2021 or 2020.

(k)	Fair Value of Financial Instruments

Financial instruments consist principally of cash and cash equivalents, accounts receivable and accounts payable. The estimated fair value of these financial instruments approximates their carrying value due to their short-term nature.

(l)	Warranty Costs

The Company does not incur future performance obligations in the normal course of business other than providing a standard one-year warranty on materials and workmanship to its customers (except in certain unusual and infrequently occurring situations where extended warranty terms beyond one year are negotiated with the customer). The Company provides for estimated warranty costs at the time product revenue is recognized. Warranty costs have been included as a component of cost of goods sold in the accompanying consolidated statements of operations. The following tables summarize warranty reserve activity for the years ended June 30, 2021 and 2020:

	2021	2020
Balance at beginning of period	$25,000	$25,000
Provision for warranty claims	7,611	12,940
Warranty claims incurred	(7,611)	(12,940)
Balance at end of period	$25,000	$25,000

(m)	Research and Development

Research and development expenses are charged to operations as incurred. The Company groups development and prototype costs and related reimbursements in research and development. There were no reimbursements for research and development recorded in research and development for the years ended June 30, 2021, and 2020.

(n)	Comprehensive Income

Comprehensive income or loss is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The Company’s comprehensive loss or income for the years ended June 30, 2021 and 2020 was equal to its net loss for the same periods.

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

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in making decisions about how to allocate resources and assess performance. The Company’s chief decision-maker is its Chief Executive Officer. To date, the Company has viewed its operations and manages its business as principally one segment. For all periods presented, over 85% of the Company’s sales have been to customers in the United States.

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

Transactions with Stockholders Known by the Company to Own 5% or More of the Company’s Common Stock

At June 30, 2019 the Company had received payments for common stock subscriptions totaling $925,000 at $1.25 per share. On July 1, 2019 the Company received an additional $25,000 and closed the placement on that date by issuing 760,000 unregistered common shares. The placement proceeds were used to partially fund the business acquisition of the Ross Optical division. In compliance with the registration rights agreement entered into with the investors, on October 29, 2019 the Company filed a registration statement for the shares with the Securities and Exchange Commission which became effective on November 22, 2019. Ms. Sandra Pessin acquired 200,000 shares in this placement for $250,000 or $1.25 per share, and at that time Ms. Pessin was an owner of more than 5% of the Company’s outstanding common stock.

On April 14, 2020 the Company sold 200,000 shares of its common stock for cash at $1.25 per share or $250,000 to be used for general working capital needs. In compliance with the registration rights agreement entered into with the investors, on August 14, 2020 the Company filed a registration statement for the shares with the Securities and Exchange Commission which became effective on November 4, 2020. Hershey Strategic Capital, LP acquired 20,000 shares in this placement for $25,000 or $1.25 per share, and at that time Hershey Strategic Capital, LP was an owner of more than 5% of the Company’s outstanding common stock.

Acquisition Earn Out Obligation

As partial consideration for the July 2019 acquisition of the Ross Optical division the Company agreed to pay $500,000 as an earn-out contingent upon the satisfaction of certain financial thresholds consisting of mutually agreed upon revenue and gross margin targets of the Ross Optical division over a term of three years, beginning on July 1, 2019, at a rate of up to $166,667 per year. As of June 30, 2021 the first year portion of $166,667 has been paid and the remainder of the obligation recorded as $166,667 as a short-term liability in the accompanying balance sheet at June 30, 2021 and $166,666 as a long-term liability at June 30, 2021.

(b)	Note Payable to Bank

The Company executed an unsecured Promissory Note with a bank on May 6, 2020 and received $808,962 of loan proceeds pursuant to the Paycheck Protection Program under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). On March 30, 2021, the Small Business Administration forgave the Promissory Note held by the Company in full, including any accrued interest at that date. The forgiveness of the Promissory Note is recorded as other income in the accompanying Consolidated Statements of Operations for the fiscal year ended June 30, 2021.

(c)	Lease Obligation

In March 2021, the Company entered into a five-year capital lease in the amount of $161,977 for manufacturing equipment. In January 2020, the Company entered into a five-year capital lease for $47,750 for manufacturing equipment. The net book value of fixed assets under capital lease obligations as of June 30, 2021 is $233,923.

On July 1, 2019 the Company entered into a three-year operating lease for its facility in El Paso, Texas with total remaining minimum lease payments of $62,822 at June 30, 2021. Total rent expense including base rent and common area expenses was $62,717 during each of the fiscal years ended June 30, 2021 and 2020. Included in the accompanying balance sheet at June 30, 2021 is a right-of-use asset of $61,247 and current and long-term right-of-use operating lease liabilities of $61,247 and $0, respectively.

At June 30, 2021, future minimum lease payments under the capital lease and operating lease obligations are as follows:

Fiscal Year Ending June 30:	Capital Leases	Operating Lease
2022	$48,619	$62,822
2023	48,619	–
2024	48,619	–
2025	43,917	–
2026	27,985	–
Total Minimum Payments	217,759	$62,822
Less: amount representing interest	27,015
Present value of minimum lease payments	190,744
Less: current portion	38,347
	$152,397

The Company’s operating leases for its three Gardner, Massachusetts office, production and storage spaces plus an equipment lease have expired and are continuing on a month to month tenant at will basis. Rent expense on these operating leases was $172,903 and $145,655 for the years ended June 30, 2021, and 2020, respectively.

(3)	STOCKHOLDERS’ EQUITY

(a)	Stock-Based Compensation Expense

The following table summarizes stock-based compensation expense for the years ended June 30:

	2021	2020
Cost of Goods Sold	$113,659	$44,932
Research and Development Expenses	171,447	68,061
Selling, General and Administrative Expenses	448,824	389,352
Stock Based Compensation Expense	$733,930	$502,345

As of June 30, 2021, the unrecognized compensation costs related to options vesting in the future is $636,093. No compensation has been capitalized because such amounts would have been immaterial. There was no net income tax benefit recognized related to such compensation for the years ended June 30, 2021, or 2020, as the Company is currently in a loss position. There were 630,000 stock options granted during the year ended June 30, 2021, and 315,000 stock options granted during the year ended June 30, 2020.

The Company uses the Black-Scholes option-pricing model as the most appropriate method for determining the estimated fair value for the stock awards. The Black-Scholes method of valuation requires several assumptions: (1) the expected term of the stock award; (2) the expected future stock volatility over the expected term; and (3) risk-free interest rate. The expected term represents the expected period of time the Company believes the options will be outstanding based on historical information. Estimates of expected future stock price volatility are based on the historic volatility of the Company’s common stock and the risk-free interest rate is based on the U.S. Zero-Bond rate. The Company utilizes a forfeiture rate based on an analysis of the Company’s actual experience. The fair value of options at date of grant was estimated with the following assumptions for options granted in fiscal year 2021:

Year Ended
June 30, 2021
Assumptions:
Option life	5.3 years
Risk-free interest rate	3.0%
Weighted average stock volatility	100%
Dividend yield	0
Weighted average fair value of grants	$1.65

(b)        Stock Option Plans

The type of share-based payments currently utilized by the Company is stock options.

The Company has various stock option and other compensation plans for directors, officers and employees. The Company has the following stock option plans outstanding as of June 30, 2021: The Precision Optics Corporation, Inc. 2021 Equity Incentive Plan (the “2021 Plan”), the Precision Optics Corporation, Inc. 2011 Equity Incentive Plan (the “2011 Plan”) and the Precision Optics Corporation, Inc. 2006 Equity Incentive Plan (the “2006 Plan”). Vesting periods under each of the Plans are at the discretion of the Board of Directors and typically average three years and in some instances are subject to future performance criteria. Options under these Plans are granted at fair market value on the date of grant and typically have an initial term of ten years from the date of grant, subject to certain cancellation provisions including employment termination. As of June 30, 2021, all shares of the Company’s common stock issuable pursuant to exercise of stock options granted pursuant to the three plans have been registered by filing of Registration Statements on Form S-8 with the Securities and Exchange Commission.

On May 10, 2021, the Board of Directors approved the 2021 Plan which provides eligible participants (certain employees, directors, consultants, etc.) the opportunity to receive a broad variety of equity based and cash awards. Options granted vest and are exercisable for periods determined by the Board of Directors, not to exceed 10 years from the date of grant. A maximum 1,000,000 shares of the Company’s common stock may be issued under the 2021 Plan. At June 30, 2021, a total of 268,502 stock options are outstanding and 731,498 shares of common stock were available for future grants under the 2021 Plan.

The 2011 Plan provides eligible participants (certain employees, directors, consultants, etc.) the opportunity to receive a broad variety of equity based and cash awards. Options granted vest and are exercisable for periods determined by the Board of Directors, not to exceed 10 years from the date of grant. On April 16, 2015, the Board of Directors approved an amendment to the 2011 Equity Incentive Plan which increased the maximum number of shares of the Company’s common stock that may be awarded and issued under the Plan from 325,000 to 1,825,000, an increase of 1,500,000 shares. On May 1, 2019, the Board of Directors approved an amendment to the 2011 Equity Incentive Plan which increased the maximum number of shares of our common stock that may be awarded and issued under the Plan from 1,825,000 to 2,825,000, an increase of 1,000,000 shares. At June 30, 2021, a total of 2,240,000 stock options are outstanding and no shares of common stock were available for future grants under the 2011 Plan.

The 2006 Plan provides eligible participants (certain employees, directors, consultants, etc.) the opportunity to receive a broad variety of equity based and cash awards. Options granted vest and are exercisable for periods determined by the Board of Directors, not to exceed 10 years from the date of grant. At June 30, 2021 a total of 69,698 stock options are outstanding, and no shares of common stock were available for future grants under the 2006 Plan.

The following tables summarize stock option activity for the years ended June 30, 2021 and 2020:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Life

Outstanding at July 1, 2019	1,819,500	$0.87	7.05 years
Grants	315,000	$1.38
Exercised	(47,500)	$0.62
Cancellations	(21,800)	$0.96
Outstanding at June 30, 2020	2,065,200	$0.95	6.59 years
Grants	630,000	$1.65
Exercised	(112,000)	$0.57
Cancellations	(5,000)	$1.30
Outstanding at June 30, 2021	2,578,200	$1.13	6.73 years

Information related to the stock options outstanding as of June 30, 2021 is as follows:

Range of Exercise Prices	Number of Shares	Weighted- Average Remaining Contractual Life (years)	Weighted- Average Exercise Price	Exercisable Number of Shares	Exercisable Weighted- Average Exercise Price
$0.48	60,000	4.75	$0.48	60,000	$0.48
$0.50	80,000	4.98	$0.50	80,000	$0.50
$0.55	40,000	2.92	$0.55	40,000	$0.55
$0.70	100,000	7.10	$0.70	100,000	$0.70
$0.73	758,000	5.36	$0.73	758,000	$0.73
$0.85	6,000	1.51	$0.85	6,000	$0.85
$0.90	36,000	2.94	$0.90	36,000	$0.90
$1.20	200,200	0.67	$1.20	200,200	$1.20
$1.25	45,000	8.72	$1.25	15,000	$1.25
$1.30	453,000	7.95	$1.30	266,522	$1.30
$1.40	70,000	9.39	$1.40	70,000	$1.40
$1.42	100,000	8.20	$1.42	33,334	$1.42
$1.45	5,000	9.69	$1.45	–	$–
$1.50	70,000	8.44	$1.50	70,000	$1.50
$1.68	540,000	9.93	$1.68	270,000	$1.68
$1.795	15,000	9.62	$1.795	–	$–
$0.48–1.795	2,578,200	6.73	$1.13	2,005,056	$1.03

The aggregate intrinsic value of the Company’s “in-the-money” outstanding and exercisable options as of June 30, 2021, was $1,077,196 and $974,951, respectively.

(c)	Sale of Stock in July 2019

On July 1, 2019, the Company entered into agreements with accredited investors for the sale and purchase of 760,000 unregistered shares of its common stock, $0.01 par value at a purchase price of $1.25 per share. The Company received $950,000 in gross proceeds from the offering, $925,000 of which was received as of June 30, 2019, and is included in the accompanying statement of stockholders’ equity as common stock subscriptions. The Company used the net proceeds from this placement to partially fund the July 1, 2019, acquisition of the operating assets of Ross Optical Industries, Inc. with an effective date of June 1, 2019.

In connection with the placement, the Company also entered into a registration rights agreement with the investors, whereby the Company is obligated to file a registration statement with the Securities Exchange Commission on or before 120 calendar days after July 1, 2019, to register the resale by the investors of 760,000 shares of our common stock purchased in the placement. The registration statement was filed with the Securities and Exchange Commission on October 29, 2019, and Amendment No. 1 to the registration statement was filed with the Securities and Exchange Commission on November 22, 2019. The registration statement became effective on November 26, 2019.

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

In connection with the placement, the Company also entered into a registration rights agreement with the investors, whereby the Company was obligated to file a registration statement with the Securities Exchange Commission on or before 120 calendar days after April 14, 2020, to register the resale by the investors of 200,000 shares of our common stock purchased in the placement. The registration statement was filed with the Securities and Exchange Commission on August 14, 2020, and became effective on November 4, 2020.

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

The provision for income taxes in the accompanying consolidated statements of operations consists of the state income tax liability of $912 and $2,165 for the years ended June 30, 2021, and 2020, respectively.

A reconciliation of the federal statutory rate to the Company’s effective tax rate for the fiscal years ended June 30, 2021 and 2020 is as follows:

	2021	2020
Income tax expense (benefit) at federal statutory rate	(21.0)%	(21.0)%
Increase (decrease) in tax resulting from:
State taxes, net of federal benefit	(145.8)%	(7.1)%
Change in valuation allowance	182.8%	17.9%
Stock based compensation	195.0%	9.6%
Forgiveness of bank note	(214.9)%	–
Nondeductible items	3.0%	0.4%
Effective tax rate	(0.9)%	(0.2)%

The components of deferred tax assets and liabilities at June 30, 2021 and 2020 are approximately as follows:

	2021	2020
Deferred tax assets:
Net operating loss carry forwards	$2,403,000	$2,328,000
Tax credit carry forwards	186,000	259,000
Reserves and accruals not yet deducted for tax purposes	668,000	612,000
Total deferred tax assets	3,257,000	3,199,000
Valuation allowance	(3,257,000)	(3,199,000)
Net deferred tax asset	$–	$–

The Company has provided a valuation allowance to reduce the net deferred tax asset to an amount the Company believes is “more likely than not” to be realized.

At June 30, 2021, the Company had federal and state net operating loss carry forwards of approximately $10,205,000 and $3,354,000, respectively, which will, if not used, expire at various dates beginning in fiscal year 2022. In addition, the Company had net operating loss carry forwards from its Hong Kong operations of approximately $2,252,000, which carry forward indefinitely.

(5)	PROFIT SHARING PLAN

The Company has a defined contribution 401(k) profit sharing plan. Employer profit sharing and matching contributions to the plan are discretionary. No employer profit sharing or matching contributions were made to the plan in fiscal years 2021 and 2020.

ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.    CONTROLS AND PROCEDURES.

Management’s Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and our Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures, including internal control over financial reporting, were not effective, as of June 30, 2021, to ensure the information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended (i) is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are intended to be designed to provide reasonable assurance that such information is accumulated and communicated to our management.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting as of June 30, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our evaluation, our management concluded that our internal control over financial reporting was not effective as of June 30, 2021.

The following is a description of two material weaknesses in our internal control over financial reporting:

Segregation of Duties: As previously disclosed in our Annual Reports on Form 10-K for the fiscal years ended June 30, 2008-2020, our management identified a control deficiency during the 2008 fiscal year because we lacked sufficient staff to segregate accounting duties. We believe the control deficiency resulted primarily because we have the equivalent of six persons performing all accounting-related on-site duties at two locations. As a result, we did not maintain adequate segregation of duties within our critical financial reporting applications, the related modules and financial reporting processes. This control deficiency could result in a misstatement of balance sheet and income statement accounts in our interim or annual consolidated financial statements that would not be detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

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

We believe that the step outlined above strengthens our internal control over financial reporting and mitigates the material weakness described above. As part of our 2021 assessment of internal control over financial reporting, our management has evaluated this additional control and has determined that it is operating effectively.

Inventory Valuation: As previously disclosed in our Annual Reports on Form 10-K for the fiscal years ended June 30, 2009-2020, we reported a material weakness with respect to the valuation of our inventories. Specifically, the amounts used to value our inventory at June 30, 2009 with respect to overhead rates and purchased items were often inconsistent with the supporting documentation, due to year-to-year changes in overhead rates and costs of purchased items that were not properly reflected in inventory valuation. Accordingly, management had determined that this control deficiency constituted a material weakness as of June 30, 2009. One audit adjustment of approximately $58,000 to our audited financial statements as of June 30, 2011 was necessary as a result of this condition.

To address and remediate the material weakness in internal control over financial reporting described above, beginning in the quarter ended September 30, 2009 and continuing through the year ended June 30, 2021, we implemented procedures to improve our inventory controls and documentation surrounding inventory valuation for overhead rates, and performed procedures to ensure that the pricing of inventory items was consistent with the supporting documentation. We believe that the step outlined above strengthens our internal control over financial reporting and mitigates the material weakness described above.

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

ITEM 9B.    OTHER INFORMATION.

None

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Identification of Directors

Set forth below is certain information with respect to the individuals who are our directors as of September 21, 2021.

Name	Age	Position(s) or Office(s) Held
Dr. Joseph N. Forkey	53	Chief Executive Officer, President, Treasurer and Director
Andrew J. Miclot	65	Director
Dr. Richard B. Miles	78	Director
Peter H. Woodward	48	Chairman of the Board of Directors

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

Andrew J. Miclot

Mr. Miclot was appointed to our Board on March 2, 2016. Mr. Miclot has more than 35 years of leadership experience with medical device suppliers and brings substantial global industry knowledge to our Company. Since September 2020, Mr. Miclot was President of Electromedical Products International, Inc., a medical device company treating Anxiety, Insomnia, Depression and Pain. Mr. Miclot was the President and Vice Chairman and Director of WishBone Medical, Inc., a pediatric orthopedic company dedicated to the unmet needs of children suffering from orthopedic challenges from October 2017 to January 2019. He has been on the Indiana University Alumni Association Advisory Board since October 2016. From October 2015 to January 2018, Mr. Miclot served as President, CEO and Director of Micro Machine Co., a supplier of medical products for the orthopedic and spinal industries. Prior to joining Micro Machine Co., from May 2013 to September 2014, Mr. Miclot was Executive Vice President of MicroTechnologies, Inc., a medical device supplier. Mr. Miclot was General Manager and Senior Vice President of ArthroCare Corporation from June 2009 to March 2013. From January 2008 to March 2009, Mr. Miclot was President, CEO and Director of Ascension Orthopedics, Inc. He was Vice President of Marketing for the orthopedic global business unit at Orthofix, Inc. from April 2007 to January 2008, and from March 1994 to April 2007, he served as Senior Vice President with Symmetry Medical Inc., a medical device supplier and was also the Investor Relations Officer, after the NYSE IPO in December 2004 until April 2007. Mr. Miclot has a BA degree in Speech and Hearing and a MA degree in Audiology from Indiana University and an MBA from the Lake Forest Graduate School of Management, earned in 1991.

Dr. Richard B. Miles

Professor Richard B. Miles was appointed to our Board of Directors in November 2005. He was a member of the Mechanical and Aerospace Engineering faculty at Princeton University from 1972 until 2013, at which time he retired from his Princeton academic appointment and became Professor Emeritus and Senior Scholar. From 1980 to 1996 he served as Chairman of Engineering Physics at Princeton. In 2017 he joined Texas A&M University and was appointed TEES Eminent Professor of Aerospace Engineering. In 2019 he was named Distinguished University Professor and O’Donnell Foundation Chair V. He is a member of the National Academy of Engineering and a Fellow of the National Academy of Inventors. He serves on the Board of Directors of the Hertz Foundation and the Board of Trustees of Pacific University, Oregon and is a Fellow of the Optical Society of America (OSA) and the American Institute Aeronautics and Astronautics (AIAA). Professor Miles is a valuable member of our Board due to his depth of scientific experience and familiarity with the field of our technologies, insight into the academic community, and familiarity with the latest developments and innovations in science and technology.

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

Identification of Executive Officers

Set forth below is certain information with respect to the individuals who are our executive officers as of September 20, 2021.

Name	Age	Position(s) or Office(s) Held
Dr. Joseph N. Forkey	53	Chief Executive Officer, President, Treasurer and Director
Daniel S. Habhegger	52	Chief Financial Officer and Secretary

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

DELINQUENT SECTION 16(a) REPORTS

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

Based solely upon a review of reports provided to us by our officers and directors, we believe that, during the fiscal year ended June 30, 2021, no person required to file reports under Section 16(a) of the Securities Exchange Act of 1934 failed to file such reports on a timely basis during such fiscal year, except for four reports by four of our employees, including our Chief Executive Officer, Dr. Forkey, our Chief Financial Officers, Daniel Habhegger, and Divaker Mangadu, for one transaction each, filed late by one day each. We are also aware that Dolphin Offshore Partners LP which owns approximately 20% of our common stock based on available public records as of September 21, 2021 has not filed a Form 3 to date. Dolphin Offshore Partners LP is not affiliated with our Company.

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

ITEM 11.     EXECUTIVE COMPENSATION.

Executive Compensation

Summary Executive Compensation

The following table sets forth all compensation for our fiscal years ended June 30, 2021, and 2020 awarded to, earned by, or paid to our Principal Executive Officer, our most highly compensated executive officer and our most highly compensated employees, all of which are referred to herein as the “Named Executive Officers”.

Summary Executive Compensation Table for the Fiscal Years Ended June 30, 2021 and 2020

Name and Principal Position	Year June 30,	Salary ($)	Bonus ($)		Option Awards ($) (2)		Total ($)
Dr. Joseph N. Forkey	2021	250,000	0		190,909	(3)	440,909
Director, Chief Executive Officer, President and Treasurer	2020	235,385	0		0		235,385

Daniel S. Habhegger	2021	176,879	0		101,818	(4)	278,697
Chief Financial Officer, Secretary	2020	131,003	0		126,157	(5)	257,160

Divaker Mangadu	2021	140,000	40,000	(6)	31,818	(7)	211,818
President, Ross Optical Division	2020	140,000	40,000	(6)	115,496	(8)	295,496

(1)	Represents the aggregate grant date fair value of stock awards granted in the respective fiscal year as computed in accordance with FASB ASC Topic 718, Compensation — Stock Compensation. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option valuation model. A discussion of the assumptions used in calculating the amounts in this column may be found in the Notes to our audited consolidated financial statements for the year ended June 30, 2021 set forth in this Annual Report on Form 10-K. These amounts do not represent the actual amounts paid to or realized by the executives during the fiscal years presented.

(2)	Represents the aggregate grant date fair value of stock option awards granted in the respective fiscal year as computed in accordance with FASB ASC Topic 718, Compensation — Stock Compensation. The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option valuation model. A discussion of the assumptions used in calculating the amounts in this column may be found in the Notes to our audited consolidated financial statements for the year ended June 30, 2021 set forth in this Annual Report on Form 10-K. These amounts do not represent the actual amounts paid to or realized by the executives during the fiscal years presented.

(3)	We granted Dr. Forkey a stock option to purchase up to 150,000 shares of our common stock at an exercise price of $1.68 per share, the closing price of our common stock on June 4, 2021. 75,000 options vested on the date of grant, and provided Dr. Forkey remains eligible under the plan on the future vesting date, the remaining 75,000 options vest on June 4, 2022.

(4)	We granted Mr. Habhegger a stock option to purchase up to 80,000 shares of our common stock at an exercise price of $1.68 per share, the closing price of our common stock on June 4, 2021. 40,000 options vested on the date of grant, and provided Mr. Habhegger remains eligible under the plan on the future vesting date, the remaining 40,000 options vest on June 4, 2022.

(5)	We granted Mr. Habhegger a stock option to purchase up to 100,000 shares of our common stock at an exercise price of $1.42 per share, the closing price of our common stock on September 9, 2019. Provided Mr. Habhegger remains eligible under the plan on these dates, the options vest on September 9, 2020, 2021 and 2022 in amounts of 33,334, 33,333 and 33,333 options, respectively.

(6)	Represents performance bonus awards for the respective fiscal year.

(7)	We granted Mr. Mangadu a stock option to purchase up to 25,000 shares of our common stock at an exercise price of $1.68 per share, the closing price of our common stock on June 4, 2021. 12,500 options vested on the date of grant, and provided Mr. Mangadu remains eligible under the plan on the future vesting date, the remaining 12,500 options vest on June 4, 2022.

(8)	We granted Mr. Mangadu a stock option to purchase up to 100,000 shares of our common stock at an exercise price of $1.30 per share, the closing price of our common stock on September 5, 2019. Provided Mr. Mangadu remains eligible under the plan on these dates, the options vest on September 5, 2020, 2021 and 2022 in amounts of 33,000, 33,000 and 34,000 options, respectively.

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

Outstanding Equity Awards at Fiscal Year-End Table for the Fiscal Year Ended June 30, 2021

The following table shows grants of options outstanding on June 30, 2021, the last day of our fiscal year, to each of the Named Executive Officers included in the Summary Executive Compensation Table.

Name	Number of securities underlying unexercised options Exercisable		Number of securities underlying unexercised options Unexercisable		Option exercise price ($)	Option expiration date
Dr. Joseph N. Forkey	150,000		0		1.20	03/02/2022
	350,000		0		0.73	08/02/2028
	75,000	(1)	75,000	(1)	1.68	06/04/2031

Daniel S. Habhegger	33,334		66,666		1.42	09/09/2029
	40,000	(1)	40,000	(1)	1.68	06/04/2031

Divaker Mangadu	34,000		66,000		1.30	09/05/2029
	12,500	(1)	12,500	(1)	1.68	06/04/2031

(1)	The options were granted on June 4, 2021 with vesting of one-half of the options on the grant date and one-half on June 4, 2022, subject to the holders’ eligibility under the Equity Incentive Plan on that date.

Profit Sharing and 401(k) Plan

We have a defined contribution 401(k) profit sharing plan. Employer profit sharing and matching contributions to the plan are discretionary. No employer profit sharing contributions were made to the plan in fiscal years 2021 and 2020. No employer matching contributions were made to the plan in fiscal years 2021 and 2020.

Director Compensation

The following table sets forth cash amounts and the value of other compensation paid to our directors, but does not include the compensation of Dr. Joseph N. Forkey, our Chief Executive Officer, President, and Treasurer, as his compensation is reflected in the Summary Executive Compensation Table. During the fiscal year ended June 30, 2021, our Board of Directors determined that Dr. Joseph N. Forkey was our employee director and, therefore, would not earn any fees related to service on our Board.

Director Compensation Table for the Fiscal Year Ended June 30, 2021

Name	Fees earned or paid in cash ($)(1)		Option awards ($)(3)	Total ($)
Andrew J. Miclot	5,000		23,835	28,835
Dr. Richard B. Miles	5,000		23,835	28,835
Peter H. Woodward	40,000	(2)	35,753	75,753

(1)	Under our director compensation plan, each non-management, non-Chairman board member shall receive $5,000 annually paid in quarterly amounts of $1,250. The board of directors also approved that each. We also reimburse our directors for travel expenses.

(2)	Mr. Woodward serves as our Chairman and performs various management services. In March 2019 the Company’s board of directors approved the payment of $10,000 per quarter to Mr. Woodward for the performance of certain management services.

(3)	In December 2019 the Company’s board of directors approved annual grants of common stock options each year beginning in December 2019 of 20,000 and 30,000 options to each non-management board members and the Chairman, respectively. On November 16, 2020, 20,000 options to purchase the Company’s common stock were granted to Mr. Moclot and Dr. Miles and 30,000 to Mr. Woodward at an exercise price of $1.40 per share. The options are exercisable at the date of grant and expire on November 16, 2031.

As of June 30, 2021, the following outstanding stock options were held by each of our directors: Andrew J. Miclot – 100,000, Dr. Richard B. Miles – 113,600, Peter H. Woodward – 150,000.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following tables set forth information regarding our common stock owned as of the close of business on September 20, 2021 by the following persons: (i) each person who is known by us to own beneficially more than 5% of our common stock, (ii) each of our directors who beneficially owns our common stock, (iii) each of our Named Executive Officers who beneficially own our common stock and (iv) all executive officers and directors, as a group, who beneficially own our common stock. The information on beneficial ownership in the table and footnotes thereto is based upon data furnished to us by, or on behalf of, the persons listed in the table.

We have determined beneficial ownership in accordance with the rules of the SEC. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons and entities named in the table below have sole voting and investment power with respect to all shares of common stock that they beneficially own, subject to applicable community property laws.

In computing the number of shares of common stock beneficially owned by a person and the percentage ownership of that person, we deemed outstanding shares of common stock subject to options held by that person or group that are currently exercisable or exercisable within 60 days after September 20, 2021. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person or group.

Stockholders Known by Us to Own Over 5% of Our Common Stock

	Amount of beneficial ownership (1)			Percent of
Name and Address of Beneficial Owner	Shares Owned	Shares – Rights to Acquire	Total Number	Shares Beneficially Owned (2)
Dolphin Offshore Partners LP (3) 4828 First Coast Highway, STE 5 Fernandina, FL 32034	2,070,625	0	2,070,625	15.6%

Stuart L Sternberg (4) 85 Bellevue Ave Rye, NY 10580	884,467	0	884,467	6.7%

Sandra F. and Norman H. Pessin (5) 500 Fifth Avenue, Suite 2240 New York, NY 10110	1,196,595	0	1,196,595	9.0%

Hershey Strategic Capital, LP (6) 888 7th Ave., 17th Floor New York, New York 10019	986,480	0	986,480	7.4%

MHW Partners, L.P. (7) 150 East 52nd Street 30th Fl. New York, New York 10022	674,013	150,000	824,013	5.0%

_______________________

(1)	Represents shares with respect to which each beneficial owner listed has or will have, upon acquisition of such shares upon exercise or conversion of options, warrants, conversion privileges or other rights exercisable within 60 sixty days, sole voting and investment power. For the purposes of this table, we have not assumed the limitations on exercise set forth in certain options, which limit the number of shares of common stock that the holder, together with all other shares of common stock beneficially owned by such person, does not exceed 4.999% of the total outstanding shares of common stock.

(2)	As of September 20, 2021, there were 13,282,476 issued shares of our common stock issued and outstanding. Percentages are calculated on the basis of the amount of issued and outstanding common stock plus, for each person or group, any securities that such person or group has the right to acquire within 60 days pursuant to options, warrants, conversion privileges or other rights.

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

(4)	We relied, in part, on a Schedule 13G/A filed with the SEC by Stuart Sternberg on February 26, 2021, for this information.

(5)	We relied, in part, on a Schedule 13D/A filed jointly with the SEC on July 5, 2019 by Sandra F. Pessin and Norman H. Pessin. Mr. and Mrs. Pessin are married and considered to beneficially hold each other’s shares. Ms. Pessin owns 963,334 shares and Mr. Pessin owns 233,625 shares for a combined beneficial ownership of 1,196,959 shares.

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

(7)

We relied, in part, on a Form 4 filed with the SEC on December 1, 2016 by Peter H. Woodward, on a Schedule 13D/A jointly filed with the SEC on November 3, 2015 by MHW Partners, L.P., MHW Capital, LLC, MHW Capital Management, LLC, on a Form 4 filed with the SEC by Peter H. Woodward on December 31, 2019, and on a Form 4 filed with the SEC by Peter H. Woodward on November 16, 2020 for this information..

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

MHW Partners, L.P. beneficially owns 674,013 shares of common stock, and 150,000 shares that may be acquired upon the exercise of outstanding stock options by Mr. Woodward. 90,000 options vested in three installments: one-third vested immediately on the date of grant; one-third vested on May 18, 2016; the remaining one-third vested on May 18, 2017. The options have an exercise price of $0.73 and expire on May 18, 2025. 30,000 options became immediately exercisable upon their grant on December 6, 2019, have an exercise price of $1.50 per share, and expire on December 6, 2029. The remaining 30,000 options became immediately exercisable upon their grant on November 16, 2020, have an exercise price of $1.40 per share, and expire on November 16, 2030. However, the aggregate number of shares of common stock into which such warrants and options are exercisable, and which MHW Partners, L.P. has the right to acquire beneficial ownership, is limited to the number of shares of common stock that, together with all other shares of common stock beneficially owned by MHW Partners, L.P., does not exceed 4.999% of the total outstanding shares of common stock. Accordingly, such warrants and options are not currently exercisable into common stock until the actual shares of common stock held by MHW Partners, L.P. is less than 4.999% of the total outstanding shares of common stock. MHW Partners, L.P. may waive this 4.999% restriction with 61 days’ notice to us.

Officers and Directors

		Amount of beneficial ownership (2)			Percent of
Name and address of beneficial owner (1)	Nature of beneficial ownership	Shares Owned	Shares – Rights to Acquire	Total Number	Shares Beneficially Owned (3)
Dr. Joseph N. Forkey (4)	Chief Executive Officer, President, Treasurer and Director	333,620	650,000	983,620	7.1%

Peter H. Woodward (5)	Chairman of the Board of Directors	674,013	150,000	824,013	6.1%

Dr. Richard B. Miles (6)	Director	15,112	113,600	128,712	*

Andrew J. Miclot (7)	Director	0	100,000	100,000	*

Daniel S. Habhegger (8)	Chief Financial Officer, Secretary	0	180,000	180,000	1.3%

Divaker Mangadu (9)	President, Ross Optical Division	0	125,000	125,000	*

All directors and executive officers as a group		1,022,745	1,318,600	2,341,345	16.0%

* Percentage of shares beneficially owned does not exceed one percent of issued and outstanding shares of stock.

_______________________

(1)	Unless otherwise stated, the address of each beneficial owners listed on the table is c/o Precision Optics Corporation, Inc., 22 East Broadway, Gardner, MA 01440.

(2)	Represents shares with respect to which each beneficial owner listed has or will have, upon acquisition of such shares upon exercise or conversion of options, warrants, conversion privileges or other rights exercisable within 60 sixty days, sole voting and investment power.

(3)	As of September 20, 2021, we had 13,282,476 shares of our common stock issued and outstanding. Percentages are calculated on the basis of the amount of issued and outstanding common stock plus, for each person or group, any securities that such person or group has the right to acquire within 60 days of September 20, 2021 pursuant to options, warrants, conversion privileges or other rights.

(4)	Dr. Forkey is a member of our Board of Directors and serves as our Chief Executive Officer, President and Treasurer. Dr. Forkey’s beneficial ownership consists of (a) 333,620 shares of common stock held in joint ownership with his wife, Heather Forkey, with whom he shares voting and dispositive control, and (b) 650,000 shares of common stock that may be acquired upon the exercise of outstanding stock options.

(5)	Mr. Peter Woodward is the Chairman of our Board of Directors. Mr. Woodward is the managing member and general partner of MHW Partners and in such capacity, Mr. Woodward holds the power to vote and direct the disposition of all shares of common stock owned by MHW Partners. On September 28, 2012, MHW Partners purchased 222,223 shares of our common stock, and warrants to purchase up to 168,386 shares of our common stock at an exercise price of $1.11 per share, subject to adjustment and a call provision if certain market price targets are reached, and an expiration date of September 28, 2017. On July 2, 2014, MHW Partners purchased 125,000 shares of common stock. On October 19, 2015, MHW Partners purchased 100,000 shares of common stock. On November 22, 2016 MHW Partners purchased 156,667 shares of common stock, and warrants to purchase 78,333 shares of common stock at an exercise at a variable exercise price subject to the Companies achievement of certain performance criteria. Mr. Woodward exercised the 78,333 November 22, 2016 warrants on October 16, 2017 at $0.01 per share. Mr. Woodward’s beneficial ownership consists of (a) 674,013 shares of common stock held through MHW Partners, L.P., and (b) 150,000 shares of common stock which may be acquired upon the exercise of outstanding stock options.

(6)	Dr. Miles is a member of our Board of Directors. Dr. Miles’ beneficial ownership consists of (a) 15,112 shares of common stock, and (b) 113,600 shares of common stock that may be acquired upon the exercise of outstanding stock options.

(7)	Mr. Andrew Miclot is a member of our Board of Directors. Mr. Miclot’s beneficial ownership consists of 100,000 shares that may be acquired upon the exercise of outstanding stock options.

(8)	Mr. Habhegger became our Chief Financial Officer and Secretary effective December 1, 2019. Mr. Habhegger’s beneficial ownership consists of 180,000 shares of common stock that may be acquired upon the exercise of outstanding stock options.

(9)	Mr. Mangadu became our President, Ross Optical Division upon our acquisition of Ross Optical, Inc. effective July 1, 2019. Mr. Mangadu’s beneficial ownership consists of 125,000 shares of common stock that may be acquired upon the exercise of outstanding stock options.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Certain Relationships and Related Transactions

Since the beginning of the last fiscal year ended June 30, 2021 we had the following related party transactions.

At June 30, 2019, we had received payments for common stock subscriptions totaling $925,000 at $1.25 per share. On July 1, 2019 we received an additional $25,000 and closed the private placement on that date by issuing 760,000 unregistered common shares. The placement proceeds were used to partially fund the business acquisition of the Ross Optical division. In compliance with the registration rights agreement entered into with the investors, on October 29, 2019 we filed a registration statement for the shares with the Securities and Exchange Commission which became effective on November 22, 2019. Ms. Sandra Pessin acquired 200,000 shares in this placement for $250,000 or $1.25 per share, and at that time Ms. Pessin was an owner of more than 5% of our outstanding common stock.

On April 14, 2020 we sold 200,000 shares of common stock for cash at $1.25 per share or $250,000 to be used for general working capital needs. In compliance with the registration rights agreement entered into with the investors, on August 14, 2020 we filed a registration statement for the shares with the Securities and Exchange Commission which became effective on November 4, 2020. Hershey Strategic Capital, LP acquired 20,000 shares in this placement for $25,000 or $1.25 per share, and at that time Hershey Strategic Capital, LP was an owner of more than 5% of our outstanding common stock.

Director Independence

During the fiscal year ended June 30, 2021, the Board of Directors determined that Dr. Richard B. Miles, and Andrew J. Miclot were “independent” as defined under the standards of independence set forth in the Nasdaq Listing Rules and the rules under the Securities Exchange Act of 1934.

ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES.

Independent Registered Public Accounting Firm Fees

Our principal and sole independent registered public accounting firm for the fiscal years ending June 30, 2021 and 2020 is Stowe & Degon LLC, referred to as Stowe. The following table presents fees for professional audit services and other services rendered by Stowe, for the fiscal years ended June 30, 2021 and 2020:

	2021	2020
Audit Fees (1)	$94,125	$92,337
Audit Related Fees (2)	–	1,850
Total Audit and Audit Related Fees	94,125	94,187
Tax Fees (3)	9,850	9,850
Total Fees	$103,975	$104,037

_______________________

(1)	Audit fees for fiscal year 2021 are comprised of fees for professional services performed for the audit of our annual financial statements and review of our quarterly financial statements of $94,125, including direct out-of-pocket expenses in the amount of $75. Audit fees for fiscal year 2020 are comprised of fees for professional services performed for the audit of our annual financial statements and review of our quarterly financial statements of $92,337, including direct out-of-pocket expenses in the amount of $3,337.

(2)	Audit-related fees are comprised of fees for assurance and related attestation services that are reasonably related to the performance of the audit of our annual financial statements, or the review thereof, and fees for due diligence services.

(3)	Tax fees for fiscal 2021 and 2020 are comprised of fees for professional services performed with respect to corporate tax compliance, tax return preparation and filing, tax planning and tax advice.

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

The following documents are filed in Part II, Item 8 of this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at June 30, 2021 and 2020

Consolidated Statements of Operations for the years ended June 30, 2021 and 2020

Consolidated Statements of Stockholders’ Equity for the years ended June 30, 2021 and 2020

Consolidated Statements of Cash Flows for the years ended June 30, 2021 and 2020

Notes to Consolidated Financial Statements

2.	FINANCIAL STATEMENT SCHEDULES

All financial statement schedules have been omitted as they are not required, not applicable, or the required information is otherwise included.

b.	Exhibits

The exhibits listed below are filed with or incorporated by reference in this report.

Exhibit	Description

2.1	Asset Purchase Agreement between the Company and Optometrics Corporation, dated January 18, 2008 (included as Exhibit 2.1 to the Form 8-K filed January 25, 2008 and incorporated herein by reference).

3.1	Articles of Organization of Precision Optics Corporation, Inc., as amended (included as Exhibit 3.1 to the Form SB-2 filed March 16, 2007, and incorporated herein by reference).

3.2	Bylaws of Precision Optics Corporation, Inc. (included as Exhibit 3.2 to the Form S-1 filed December 18, 2008, and incorporated herein by reference).

3.3	Articles of Amendment to the Articles of Organization of Precision Optics Corporation, Inc., dated November 25, 2008 and effective December 11, 2008 (included as Exhibit 3.1 to the Form 8-K filed December 11, 2008, and incorporated herein by reference).

Exhibit	Description

3.4	Amended and Restated Bylaws of Precision Optics Corporation, Inc. (included as Exhibit 3.1 to the Current Report on Form 8-K filed July 11, 2014, and incorporated herein by reference).

10.1	Precision Optics Corporation, Inc. 2011 Equity Incentive Plan, dated October 13, 2011 (included as Exhibit 10.2 to Form S-8 filed October 14, 2011, and incorporated herein by reference.)

10.2	Precision Optics Corporation, Inc. Amended 2011 Equity Incentive Plan, dated October 14, 2011, as amended on April 16, 2015 (included as Exhibit 10.1 to the Company’s Registration Statement on Form S-8 filed April 20, 2015, and incorporated herein by reference).

10.3	Compensation Agreement, by and among Precision Optics Corporation, Inc. and Joseph N. Forkey, dated August 2, 2018 (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 3, 2018, and incorporated herein by reference).

10.4†+	Asset Purchase Agreement dated July 1, 2019, between Precision Optics Corporation, Inc. and Ross Optical Industries, Inc. and the shareholders (included as Exhibit 10.1 to the Form 8-K filed on July 8, 2019, and incorporated herein by reference).

10.5	Form of Purchase Agreement, by and among Precision Optics Corporation, Inc. and several Investors, dated July 1, 2019 (included as Exhibit 10.2 to the Form 8-K filed on July 8, 2019, and incorporated herein by reference).
10.6	Form of Registration Rights Agreement, by and among Precision Optics Corporation, Inc. and several Investors, dated July 1, 2019 (included as Exhibit 10.3 to the Form 8-K filed on July 8, 2019, and incorporated herein by reference).

10.7	Employment Agreement, by and among Precision Optics Corporation. Inc. and Divaker Mangadu, dated July 1, 2019 (included as Exhibit 10.4 to the Form 8-K filed on July 8, 2019, and incorporated herein by reference).

10.8†	Employment agreement, by and among Precision Optics Corporation, Inc. and Jeff DiRubio, dated April 26, 2019 (included as Exhibit 10.16 to the annual report on Form 10-K filed on September 26, 2019, and incorporated herein by reference).

10.9+	Lease Agreement, by and among Precision Optics Corporation, Inc. and Texzona Industries Ltd. dated July 1, 2019 (included as Exhibit 10.17 to the annual report on Form 10-K filed on September 26, 2019, and incorporated herein by reference).

Exhibit	Description

10.10	Employment Offer Letter Daniel S. Habhegger, dated December 2, 2019 (included as Exhibit 10.18 to the quarterly report on Form 10-Q filed on February 13, 2020, and incorporated herein by reference).

10.11	Form of Securities Purchase Agreement, by and among Precision Optics Corporation, Inc. and several Investors, dated April 14, 2020 (included as Exhibit 10.1 to the current report on Form 8-K filed on May 7, 2020, and incorporated herein by reference).

10.12	Form of Registration Rights Agreement, by and among Precision Optics Corporation, Inc. and several Investors, dated April 14, 2020 (included as Exhibit 10.2 to the current report on Form 8-K filed on May 7, 2020, and incorporated herein by reference).

14.1	Precision Optics Corporation, Inc. Corporate Code of Ethics and Conduct (included as Exhibit 14.1 to the Form 10-K filed September 28, 2008, and incorporated herein by reference).

21.1	Subsidiaries of the Registrant (included as Exhibit 21.1 to the Form 10-K filed September 26, 2008, and incorporated herein by reference).

23.1*	Consent of Independent Registered Public Accounting Firm.

31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

†	Certain portions of the agreement have been omitted to preserve the confidentiality of such information. The Company will furnish copies of any such information to the SEC upon request.

+	The schedules to agreement have been omitted from this filing pursuant to Item 601(a)(5) of Regulation S-K. The Company will furnish copies of any such schedules to the SEC upon request.

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

PRECISION OPTICS CORPORATION, INC.

Date: September 28, 2021	By:	/s/ Joseph N. Forkey
Joseph N. Forkey President and Chief Executive Officer
(Principal Executive Officer)

Date: September 28, 2021	By:	/s/ Daniel S. Habhegger
Daniel S. Habhegger Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Joseph N. Forkey Joseph N. Forkey	Chief Executive Officer, President, Treasurer and Director (Principal Executive Officer)	September 28, 2021

/s/ Daniel S. Habhegger Daniel S. Habhegger	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	September 28, 2021

/s/ Andrew J. Miclot	Director	September 28, 2021
Andrew J. Miclot

/s/ Peter H. Woodward	Director, Chairman	September 28, 2021
Peter H. Woodward

/s/ Richard B. Miles	Director	September 28, 2021
Richard B. Miles

