Form 10-Q
period 2021-09-30
PRECISION OPTICS CORPORATION, INC.
filed 2021-11-15
CIK 867840

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

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

The number of shares outstanding of the issuer’s common stock, par value $0.01 per share, at November 12, 2021 was 16,719,976 shares.

PRECISION OPTICS CORPORATION, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30, 2021	June 30, 2021
ASSETS
Current Assets:
Cash and cash equivalents	$1,669,569	$861,650
Accounts receivable (net of allowance for doubtful accounts of $252,133 at September 30, 2021 and $251,383 at June 30, 2021)	1,711,192	1,878,755
Inventories	2,120,890	1,885,395
Prepaid expenses	142,326	150,635
Total current assets	5,643,977	4,776,435

Fixed Assets:
Machinery and equipment	3,108,023	3,084,511
Leasehold improvements	793,536	792,723
Furniture and fixtures	178,640	178,640
	4,080,199	4,055,874
Less—Accumulated depreciation and amortization	3,503,902	3,461,622
Net fixed assets	576,297	594,252

Operating lease right-to-use asset	46,244	61,247
Patents, net	147,743	141,702
Goodwill	687,664	687,664

TOTAL ASSETS	$7,101,925	$6,261,300

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of capital lease obligation	$38,923	$38,347
Current portion of acquisition earn out liability	166,667	166,667
Accounts payable	1,286,240	1,205,149
Customer advances	336,572	450,084
Accrued compensation and other	883,770	589,616
Operating lease liability	46,244	61,247
Total current liabilities	2,758,416	2,511,110

Capital lease obligation, net of current portion	142,446	152,397
Acquisition earn out liability, net of current portion	166,666	166,666
Operating lease liability, net of current portion	–	–

Stockholders’ Equity:
Common stock, $0.01 par value: 50,000,000 shares authorized; issued and outstanding – 13,282,476 shares at September 30, 2021 and at June 30, 2021	132,825	132,825
Additional paid-in capital	50,614,351	50,464,280
Common stock subscribed	1,030,000	–
Accumulated deficit	(47,742,779)	(47,165,978)
Total stockholders’ equity	4,034,397	3,431,127

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,101,925	$6,261,300

The accompanying notes are an integral part of these consolidated interim financial statements.

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED

SEPTEMBER 30, 2021 AND 2020

(UNAUDITED)

	Three Months Ended September 30,
	2021	2020
Revenues	$2,336,344	$2,757,901

Cost of Goods Sold	1,697,312	1,782,723
Gross Profit	639,032	975,178

Research and Development Expenses, net	105,186	151,576

Selling, General and Administrative Expenses	933,624	822,002
Business acquisition expenses	172,174	–
Total Operating Expenses	1,210,984	973,578

Operating Income (Loss)	(571,952)	1,600

Interest Expense	(4,849)	(807)

Net Income (Loss)	$(576,801)	$793

Loss Per Share:
Basic and Fully Diluted	$(0.04)	$0.00

Weighted Average Common Shares Outstanding:
Basic	13,282,476	13,191,789
Fully Diluted	13,282,476	13,684,233

The accompanying notes are an integral part of these consolidated interim financial statements.

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED

SEPTEMBER 30, 2021 AND 2020

(UNAUDITED)

		Three Month Period Ended September 30, 2021
	Number of Shares	Common Stock	Additional Paid-in Capital	Common Stock Subscribed	Accumulated Deficit	Total Stockholders’ Equity

Balance, July 1, 2021	13,282,476	$132,825	$50,464,280	$–	$(47,165,978)	$3,431,127
Stock-based compensation	–	–	160,071	–	–	160,071
Proceeds from private placement of common stock subscribed, net of estimated issuance costs of $10,000	–	–	(10,000)	1,030,000	–	1,020,000
Net loss	–	–	–	–	(576,801)	(576,801)
Balance, September 30, 2021	13,282,476	$132,825	$50,614,351	$1,030,000	$(47,742,779)	$4,034,397

		Three Month Period Ended September 30, 2020
	Number of Shares	Common Stock	Additional Paid-in Capital	Common Stock Subscribed	Accumulated Deficit	Total Stockholders’ Equity

Balance, July 1, 2020	13,191,789	$131,918	$49,702,986	$–	$(47,063,143)	$2,771,761
Stock-based compensation	–	–	71,146	–	–	71,146
Net income	–	–	–	–	793	793
Balance, September 30, 2020	13,191,789	$131,918	$49,774,132	$–	$(47,062,350)	$2,843,700

The accompanying notes are an integral part of these consolidated interim financial statements.

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED

September 30, 2021 AND 2020

(UNAUDITED)

	Three Months Ended September 30,
	2021	2020
Cash Flows from Operating Activities:
Net Income (Loss)	$(576,801)	$793
Adjustments to reconcile net loss to net cash used in by operating activities -
Depreciation and amortization	42,280	35,086
Stock-based compensation expense	160,071	71,146
Changes in operating assets and liabilities -
Accounts receivable, net	167,563	(103,564)
Inventories, net	(235,495)	58,854
Prepaid expenses	8,309	21,692
Accounts payable	81,091	(43,202)
Customer advances	(113,512)	(210,394)
Accrued compensation and other	284,154	(3,047)
Net cash used in operating activities	(182,340)	(172,636)

Cash Flows from Investing Activities:
Purchases of fixed assets	(24,325)	(30,951)
Additional patent costs	(6,041)	(9,658)
Net cash used in investing activities	(30,366)	(40,609)

Cash Flows from Financing Activities:
Payment of capital lease obligation	(9,375)	(20,942)
Gross Proceeds from private placement of common stock subscribed	1,030,000	–
Net cash provided by (used in) financing activities	1,020,625	(20,942)

Net increase (decrease) in cash and cash equivalents	807,919	(234,187)
Cash and cash equivalents, beginning of period	861,650	1,134,697

Cash and cash equivalents, end of period	$1,669,569	$900,510

Supplemental disclosure of non-cash financing activities:
Offering costs included in accrued compensation and other	$10,000	$22,250

The accompanying notes are an integral part of these consolidated interim financial statements.

PRECISION OPTICS CORPORATION, INC.

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Operations

The accompanying consolidated financial statements include the accounts of Precision Optics Corporation, Inc. and its wholly-owned subsidiaries (the “Company”). All significant intercompany accounts and transactions have been eliminated in consolidation.

These consolidated financial statements have been prepared by the Company, without audit, and reflect normal recurring adjustments which, in the opinion of management, are necessary for a fair statement of the results of the first quarter of the Company’s fiscal year 2022. These consolidated financial statements do not include all disclosures associated with annual consolidated financial statements and, accordingly, should be read in conjunction with footnotes contained in the Company’s consolidated financial statements for the year ended June 30, 2021, together with the Report of Independent Registered Public Accounting Firm filed under cover of the Company’s 2021 Annual Report on Form 10-K, filed with the Securities and Exchange Commission on September 28, 2021.

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

Income (Loss) Per Share

Basic income (loss) per share is computed by dividing net income or net loss by the weighted average number of shares of common stock outstanding during the period. Diluted income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period, plus the number of potentially dilutive securities outstanding during the period such as stock options. For the three months ended September 30, 2021, the effect of such securities was antidilutive and not included in the fully diluted calculation because of the net loss generated in that period.

The following is the calculation of income (loss) per share for the three months ended September 30, 2021 and 2020:

	Three Months Ended September 30,
	2021	2020
Net Income (Loss) – Basic and Fully Diluted	$(576,801)	$793

Weighted Average Shares Outstanding
Basic	13,282,476	13,191,789
Fully Diluted	13,282,476	13,684,233

Loss Per Share - Basic and Fully Diluted	$(0.04)	$0.00

The number of shares issuable upon the exercise of outstanding stock options that were excluded from the computation as their effect was antidilutive was approximately 2,563,200 and 893,200 for the three months ended September 30, 2021 and 2020, respectively.

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

Goodwill and Patents

Long-lived assets such as goodwill and patents are capitalized when acquired and reviewed for impairment whenever events or changes in circumstances indicate that the book value of the asset may not be recoverable. Impairment of the carrying value of long-lived assets such as goodwill and patents would be indicated if the best estimate of future undiscounted cash flows expected to be generated by the asset grouping is less than its carrying value. If an impairment is indicated, any loss is measured as the difference between estimated fair value and carrying value and is recognized in operating income or loss. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. No such impairments of goodwill or patents have been estimated by management as of September 30, 2021.

2.	INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out) or market and consisted of the following:

	September 30, 2021	June 30, 2021
Raw Materials	$639,274	$626,255
Work-In-Progress	566,263	453,117
Finished Goods	915,353	806,023
Total Inventories	$2,120,890	$1,885,395

3.	LEASE OBLIGATION

In March 2021, the Company entered into a five-year capital lease in the amount of $161,977 for manufacturing equipment. In January 2020, the Company entered into a five-year capital lease for $47,750 for manufacturing equipment. The net book value of fixed assets under capital lease obligations as of September 30, 2021 is $220,164.

On July 1, 2019 the Company entered into a three-year operating lease for its facility in El Paso, Texas with total remaining minimum lease payments of $47,116 at September 30, 2021. Total rent expense including base rent and common area expenses was $13,997 and $15,445 during the three months ended September 30, 2021 and 2020, respectively. Included in the accompanying balance sheet at September 30, 2021 is a right-of-use asset of $46,244 and current and long-term right-of-use operating lease liabilities of $46,244 and $0, respectively.

At September 30, 2021, future minimum lease payments under the capital lease and operating lease obligations are as follows:

Fiscal Year Ending June 30:	Capital Leases	Operating Lease
2022	$36,464	$47,116
2023	48,619	–
2024	48,619	–
2025	43,917	–
2026	28,006	–
Total Minimum Payments	205,625	$47,116
Less: amount representing interest	24,256
Present value of minimum lease payments	181,369
Less: current portion	38,923
	$142,446

The Company’s operating leases for its Gardner, Massachusetts office, production and storage spaces plus an equipment lease have expired and are continuing on a month-to-month tenant at will basis. Rent expense on these operating leases was $50,826 and $41,616 for the three months ended September 30, 2021 and 2020, respectively.

4.	STOCK-BASED COMPENSATION

The following table summarizes stock-based compensation expense for the three months ended September 30, 2021 and 2020:

	Three Months Ended September 30,
	2021	2020
Cost of Goods Sold	$28,415	$11,233
Research and Development Expenses	43,489	16,925
Selling, General and Administrative Expenses	88,167	42,988
	$160,071	$71,146

No compensation has been capitalized because such amounts would have been immaterial.

The following tables summarize stock option activity for the three months ended September 30, 2021:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Life
Outstanding at June 30, 2021	2,578,200	$1.13	6.73 years
Cancelled	(15,000)	$1.80
Outstanding at September 30, 2021	2,563,200	$1.13	6.46 years

Information related to the stock options outstanding as of September 30, 2021 is as follows:

Range of Exercise Prices	Number of Shares	Weighted- Average Remaining Contractual Life (years)	Weighted- Average Exercise Price	Exercisable Number of Shares	Exercisable Weighted- Average Exercise Price
$0.48	60,000	4.50	$0.48	60,000	$0.48
$0.50	80,000	4.72	$0.50	80,000	$0.50
$0.55	40,000	2.67	$0.55	40,000	$0.55
$0.70	100,000	6.84	$0.70	100,000	$0.70
$0.73	758,000	5.09	$0.73	758,000	$0.73
$0.85	6,000	1.26	$0.85	6,000	$0.85
$0.90	36,000	2.69	$0.90	36,000	$0.90
$1.20	200,200	0.42	$1.20	200,200	$1.20
$1.25	45,000	8.47	$1.25	15,000	$1.25
$1.30	453,000	7.70	$1.30	266,522	$1.30
$1.40	70,000	9.13	$1.40	70,000	$1.40
$1.42	100,000	7.95	$1.42	66,667	$1.42
$1.45	5,000	9.44	$1.45	–	$–
$1.50	70,000	8.19	$1.50	70,000	$1.50
$1.68	540,000	9.68	$1.68	270,000	$1.68
0.48–1.68	2,563,200	6.46	$1.13	2,038,389	$1.13

The aggregate intrinsic value of the Company’s “in-the-money” outstanding and exercisable options as of September 30, 2021 was $1,564,100 and $1,355,063, respectively.

5.	SALE OF STOCK IN OCTOBER 2021

On October 1, 2021, the Company entered into agreements with accredited investors for the sale and purchase of 937,500 unregistered shares of its common stock, $0.01 par value at a purchase price of $1.60 per share. The Company received $1,500,000 in gross proceeds from the offering, $1,030,000 of which was received as of September 30, 2021, and is included in cash in the accompanying balance sheet and in the accompanying statement of stockholders’ equity as common stock subscriptions. The Company used the net proceeds from this placement to partially fund the October 4, 2021, acquisition of the operating assets of Lighthouse Imaging, LLC with an effective date of October 1, 2021. See Note 8. Subsequent Event-Business Acquisition below.

In conjunction with the placement, we also entered into a registration rights agreement with the investors, whereby we are obligated to file a registration statement with the Securities Exchange Commission on or before 120 calendar days after October 4, 2021 to register the resale by the investors of 937,500 shares of our common stock purchased in the placement.

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

The Company disaggregates revenues by product and service types as it believes it best depicts how the nature, amount, timing and uncertainty of revenues and cash flows are affected by economic factors. Revenues are comprised of the following for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,
	2021	2020
Engineering Design Services	$373,316	$589,232
Optical Components	1,538,932	1,476,085
Medical Device Products & Assemblies	424,096	692,584
	$2,336,344	$2,757,901

Contract Assets and Liabilities

The nature of the Company’s products and services does not generally give rise to contract assets as it typically does not incur costs to fulfill a contract before a product or service is provided to a customer. The Company’s costs to obtain contracts are typically in the form of sales commissions paid to employees. The Company has elected to expense sales commissions associated with obtaining a contract as incurred as the amortization period is generally less than one year. These costs have been recorded in selling, general and administrative expenses. As of September 30, 2021, there were no contract assets recorded in the Company’s Consolidated Balance Sheets.

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

Contract liabilities, which were recorded as customer advances in the Company’s Consolidated Balance Sheets, and unearned revenue are comprised of the following:

	Three Months Ended September 30,
	2021	2020
Contract liabilities, beginning of period	$450,084	$417,059
Unearned revenue received from customers	205,389	44,132
Revenue recognized	(318,901)	(254,526)
Contract liabilities, end of period	$336,572	$206,665

7.	COVID-19 PANDEMIC

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

8.	SUBSEQUENT EVENT – BUSINESS ACQUISITION

On October 4, 2021, the Company closed on an asset purchase agreement with an effective date of October 1, 2021 with Lighthouse Imaging, LLC and Anania & Associates Investment Company, LLC for substantially all of the assets of Lighthouse Imaging, LLC, a Maine limited liability company operating a medical optics and digital imaging business, as more fully described in Form 8-K filed with the Securities and Exchange Commission on October 10, 2021. The aggregate cash purchase price consisted of $2,855,000 in cash at closing and $1,500,000 as earn-out consideration contingent on certain performance criteria over a period of two years. The Company also issued 2,500,000 unregistered shares of its common stock to the sellers at the closing date. The wife of the Company’s VP of sales and marketing Jeffrey Di Rubio participated in the private placement by purchasing 12,500 shares of common stock for $20,000.

The Company financed the acquisition in October 2021 by taking on a $2,600,000 term loan from Main Street Bank, and by closing a $1,500,000 private placement for the sale and purchase of 937,500 of its common stock, $0.01 par value, at a purchase price of $1.60 per share. Gross proceeds from the offering totaling $1,030,000 were received from investors prior to September 30, 2021 and are included in common stock subscribed in the accompanying Consolidated Statements of Stockholders Equity. The Company also secured a revolving line of credit not to exceed $250,000 for general working capital purposes.

The financial statements of Lighthouse Imaging, LLC and pro forma financial information required to be filed by Items 9.01(a) and (b) of Form 8-K will be filed by amendment no later than the required 71 calendar days after the October 10, 2021 filing of the Form 8-K, or by December 20, 2021.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and notes to those statements included elsewhere in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 and with our audited consolidated financial statements for the year ended June 30, 2021 included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on September 28, 2021.

This Quarterly Report on Form 10-Q contains forward-looking statements. When used in this report, the words “anticipate,” “suggest,” “estimate,” “plan,” “project,” “continue,” “ongoing,” “potential,” “expect,” “predict,” “believe,” “intend,” “may,” “will,” “should,” “could,” “would” and similar expressions are intended to identify forward-looking statements. You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including the risks described in this report, the risks described in our Annual Report on Form 10-K for the year ended June 30, 2021 and other reports we file with the Securities and Exchange Commission. Although we believe the expectations reflected in the forward-looking statements are reasonable, they relate only to events as of the date on which the statements are made. We do not intend to update any of the forward-looking statements after the date of this report to conform these statements to actual results or to changes in our expectations, except as required by law.

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

As Lighthouse Imaging of Windham, Maine we also operate as a manufacturer of advanced optical imaging systems and accessories. We have a strong expertise in electrical engineering and development of end to end medical visualization devices. Product development competencies at Lighthouse Imaging include Systems, Optical, Mechanical, Electrical and Process Development Engineering. Our product development team has extensive experience developing visualization systems that are used in a variety of clinical applications. Lighthouse Imaging is an industry leader in chip on tip visualization systems.

Approximately 87% of our business during the three months ended September 30, 2021 is from the design and manufacture of high-quality medical devices. Approximately 8% of our revenue during the same period is from the design, manufacture and resale of optical products for military and defense, and 5% is from other industrial, non-medical products. Our proprietary medical instrumentation line and unique custom design and manufacturing capabilities include traditional endoscopes and endocouplers as well as other custom imaging and illumination products for use in minimally invasive surgical procedures. We design and manufacture 3D endoscopes and very small Microprecision™ lenses, assemblies and complete medical devices to meet the surgical community’s continuing demand for smaller, disposable, and more enhanced imaging systems for minimally invasive surgery.

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

Our largest customer during the three months ended September 30, 2021 accounted for 9.7% of our revenue and represented assembly revenues for a medical diagnostic system. During the three months ended September 30, 2021 we had revenue from another one hundred sixty-five customers, and none of those customers accounted for more than 10% of our total revenue.

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

There have been no significant changes in our critical accounting policies as disclosed in the Notes to our Financial Statements contained in our Annual Report on Form 10-K for the year ended June 30, 2021 filed with the Securities and Exchange Commission on September 28, 2021.

Results of Operations

Our total revenues for the quarter ended September 30, 2021, were $2,336,344, as compared to $2,757,901 for the same period in the prior year, a decrease of $421,557, or 15.3%. Engineering revenue during the quarter ended September 30, 2021 decreased approximately $216,000 compared to the same fiscal quarter of the prior year due primarily to the change in mix of engineering projects. Production revenue had a decrease year-over-year of approximately $268,000 due primarily to COVID-19 related slow-downs instituted by our existing customers. Other revenue changes between the quarter ended September 30, 2021 and the same period of the prior year were considered customary fluctuations with existing customers and project progressions.

We generated revenues from 166 unique customers during the quarter ended September 30, 2021, and no single customer accounted for 10% or more of our revenue for the quarter ended September 30, 2021 or the fiscal years ended June 30, 2021, or 2020.

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

Gross profit for the quarter ended September 30, 2021 was $639,032, compared to $975,178 for the same period in the prior year, reflecting a decrease of $336,146. Gross profit for the quarter ended September 30, 2021 as a percentage of our revenues was 27.4%, a decrease from the gross profit percentage of 35.4% for the same period in the prior year. Quarterly gross profit and gross profit percentage depend on a number of factors, including overall sales volume, facility utilization, product sales mix, the costs of engineering services, and production start-up costs and challenges in connection with new products, the effects of COVID-19 pandemic policy decisions on various economies and our suppliers and customers, as well as the effects on production efficiencies due to the augmented policies we have incorporated into our operations as a result of the COVID-19 pandemic.

Our gross margin on individual engineering projects is dependent on a number of factors and is expected to fluctuate from quarter to quarter based on the nature and status of engineering projects, unanticipated cost over-runs, design challenges and changes, start-up production activities or other customer-imposed project changes or delays. Our decrease in gross margin from 35.4% to 27.4% during the fiscal quarter ended September 30, 2021 compared to 2020 was primarily the result of a gross margin decrease in one engineering project due to cost over-runs, plus a decrease in higher margin production revenues with customers due to COVID-19 factors. The remainder of our production, engineering and component revenues resulted in margins within our targeted range with reasonably expected fluctuations.

Research and development expenses were $105,186 for the quarter ended September 30, 2021, compared to $151,576 for the same period in the prior year, a decrease of $46,390, or 30.6%. In-house research and development and certain internal functions not directly related to customer engagements are classified as research and development expenses with the majority of our engineering, research and development activities being consumed in revenue generating engagements with our customers for the development of their products. During the quarter September 30, 2021 we had a greater amount of our engineering personnel time consumed in customer focused activities causing decreased research and development expense compared to the quarter ended September 30, 2020.

Selling, general and administrative expenses were $933,624 for the quarter ended September 30, 2021, compared to $822,002 for the same period in the prior year, an increase of $111,622, or 13.6%. The increase in the three months ended September 30, 2021, compared to the same period of the prior fiscal year was due to increased stock compensation and marketing related expense. We also incurred $172,174 of business acquisition expenses related to the Lighthouse Imaging transaction during the quarter ended September 30, 2021.

Liquidity and Capital Resources

We have sustained recurring net losses from operations for several years. During the year ended June 30, 2021, we incurred an operating loss of $905,583 and generated cash from operating activities of $46,550. During the three months ended September 30, 2021 we had a net loss of $576,801 and used cash in operating activities of $182,340. At September 30, 2021, cash was $1,669,569, accounts receivables were $1,711,192 and current liabilities were $2,758,416, including $336,572 of customer advances received for future order deliveries. We also raised $1,030,000 during the quarter ended September 30, 2021 in conjunction with the Lighthouse Imaging transaction. This amount was part of the full raise which was completed on October 4, 2021. For the full raise, we issued 937,500 shares of common stock at a purchase price of $1.60 per share to accredited investors in a private placement totaling $1,500,000.

Although we have experienced improved financial performance in certain recent fiscal quarters, our operating expenses have also increased and we continue to experience pricing pressure from our customers and challenges in engineering projects and production orders that result in cost over-runs and depressed gross margins. We also experience added uncertainty related to our vendors ability to supply materials and our customers future order levels as a result of the economic impact the COVID-19 world-wide pandemic and related jurisdictional policies and regulations. Consequently, critical to our ability to maintain our financial condition is achieving and maintaining a level of quarterly revenues that generate break even or better financial performance as well as timely collection of accounts receivable from our customers. We believe profitable operating results can be achieved through a combination of revenue levels, realized gross margins and controlling operating expense increases, all of which are subject to periodic fluctuations resulting from sales mix and the stage of completion of varying engineering service projects as they progress towards and into production level revenues

We have traditionally funded working capital needs through product sales, management of working capital components of our business, cash received from public and private offerings of our common stock, warrants to purchase shares of our common stock or convertible notes, manufacturing equipment leases, and by customer advances paid against purchase orders by our customers and recorded in the current liabilities section of the accompanying financial statements. We have incurred year to year and quarter to quarter operating losses during our efforts to develop current products including Microprecision™ optical elements, micro medical camera assemblies and 3D endoscopes. Our management believes that the opportunities represented by these technical capabilities and related products have the potential to generate sales increases to achieve breakeven and profitable results.

On May 6, 2020, we received loan proceeds in the amount of $808,962 under the Paycheck Protection Program, or PPP, from Bank of America. The PPP, established as part of the Coronavirus Aid, Relief and Economic Security Act, or CARES Act, provides for loans to qualifying businesses that are forgivable provided the loan proceeds are used for eligible purposes, including payroll, benefits, rent and utilities. The unsecured loan dated May 6, 2020 was forgiven on March 30, 2021 by the Small Business Administration pursuant to the CARES Act. The forgiveness of the Promissory Note was recorded as other income in the Consolidated Statements of Operations for the quarter ended March 31, 2021.

In October 2021 we acquired the assets of Lighthouse Imaging, LLC as described in note 8. Subsequent Event-Business Acquisition to the accompanying financial statements in this Form 10-Q. To finance that acquisition we entered into a $2,600,000 bank term loan, sold shares of our common stock for gross proceeds of $1,500,000, and secured a $250,000 bank line of credit.

Capital equipment expenditures and additional patent costs during the three months ended September 30, 2021 were $30,366. Future capital equipment and patent expenditures will be dependent upon future sales and success of on-going research and development efforts.

Contractual cash commitments for the fiscal periods subsequent to September 30, 2021, are summarized as follows:

	Fiscal 2022	Thereafter	Total
Capital lease for equipment, including interest	$36,464	$169,161	$205,625
Minimum operating lease payments - Ross Optical division	$47,116	$0	$47,116

We have contractual cash commitments related to open purchase orders as of September 30, 2021 of approximately $500,922.

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

Item 4. Controls and Procedures.

Management’s Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and our Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures, including internal control over financial reporting, were not effective as of September 30, 2021, to ensure the information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended (i) is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are intended to be designed to provide reasonable assurance that such information is accumulated and communicated to our management. Based on this evaluation, our management concluded that our internal control over financial reporting was not effective as of September 30, 2021.

The following is a description of two material weaknesses in our internal control over financial reporting:

Segregation of Duties: As previously disclosed in our Annual Reports on Form 10-K for the fiscal years ended June 30, 2008-2021, our management identified a control deficiency during the 2008 fiscal year because we lacked sufficient staff to segregate accounting duties. We believe the control deficiency resulted primarily because we have the equivalent of one and one-half persons performing all accounting-related on-site duties. As a result, we did not maintain adequate segregation of duties within our critical financial reporting applications, the related modules and financial reporting processes. This control deficiency could result in a misstatement of balance sheet and income statement accounts in our interim or annual consolidated financial statements that would not be detected. Accordingly, management has determined that this control deficiency constitutes a material weakness. During the period beginning with fiscal year 2008 through June 30, 2021, no audit adjustments resulting from this condition were required.

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

We believe that the step outlined above strengthens our internal control over financial reporting and mitigates the material weakness described above. As part of our assessment of internal control over financial reporting for the fiscal year ended June 30, 2021, our management has evaluated this additional control and has determined that it is operating effectively.

Inventory Valuation: As previously disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2021, we reported a material weakness with respect to the valuation of our inventories. Specifically, the amounts used to value our inventory at June 30, 2009 with respect to overhead rates and purchased items were often inconsistent with the supporting documentation, due to year-to-year changes in overhead rates and costs of purchased items that were not properly reflected in inventory valuation. Accordingly, management had determined that this control deficiency constituted a material weakness as of June 30, 2009. Periodic fiscal year end audit adjustments of approximately $50,000 have been necessary as a result of this condition.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the second quarter of our fiscal year covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

To address and remediate the material weakness in internal control over financial reporting described above, beginning in the quarter ended September 30, 2009 and continuing through the quarter ended September 30, 2021, we implemented processes to improve our inventory controls and documentation surrounding inventory valuation for overhead rates, and performed procedures to ensure that the pricing of inventory items was consistent with the supporting documentation. We believe that the step outlined above strengthens our internal control over financial reporting and mitigates the material weakness described above.

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

Item 1A. Risk Factors.

There have been no material changes from the risk factors previously disclosed in our annual report on Form 10-K for the fiscal year ended June 30, 2021, as filed with the Securities and Exchange Commission on September 28, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On October 4, 2021, we issued 937,500 shares of common stock for a purchase price of $1.60 per share to accredited investors in a private placement. The wife of our VP of sales and marketing Jeffrey Di Rubio participated in the private placement by purchasing 12,500 shares of common stock for $20,000. In conjunction with the placement, we also entered into a registration rights agreement with the investors, whereby we are obligated to file a registration statement with the Securities Exchange Commission on or before 120 calendar days after October 4, 2021 to register the resale by the investors of 937,500 shares of our common stock purchased in the placement.

On October 4, 2021, we issued 2,500,000 shares of common stock to the sellers in connection with the Lighthouse Imaging, LLC, acquisition.

The issuance of the shares of common stock was exempt from registration pursuant to the exemption contained in Section 4(a)(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D, inasmuch as it was not a public offering since no general solicitation or advertising of any kind was used in connection with the issuance and there was only a limited number of recipients or the recipients were knowledgeable accredited investors who understand the investment risks. Accordingly, the shares issued as part of the private placement have not been registered under the Securities Act of 1933, as amended, and until so registered, the securities may not be offered or sold in the United States absent registration or availability of an applicable exemption from registration.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On October 4, 2021, we closed on an asset purchase agreement with an effective date of October 1, 2021 with Lighthouse Imaging, LLC and Anania & Associates Investment Company, LLC for substantially all of the assets of Lighthouse Imaging, LLC, a Maine limited liability company operating a medical optics and digital imaging business, as more fully described in Form 8-K filed with the Securities and Exchange Commission on October 10, 2021. The aggregate cash purchase price consisted of $2,855,000 in cash at closing and $1,500,000 as earn-out consideration contingent on certain performance criteria over a period of two years. We also issued 2,500,000 unregistered shares of our common stock to the sellers at the closing date.

We financed the acquisition in October 2021 by taking on a $2,600,000 term loan from Main Street Bank, and by closing a $1,500,000 private placement for the sale and purchase of 937,500 of our common stock, $0.01 par value, at a purchase price of $1.60 per share. Gross proceeds from the offering totaling $1,030,000 were received from investors prior to September 30, 2021 and are included in subscriptions received in the accompanying Consolidated Statements of Stockholders Equity. We also secured a revolving line of credit not to exceed $250,000 for general working capital purposes.

The financial statements of Lighthouse Imaging, LLC and pro forma financial information required to be filed by Items 9.01(a) and (b) of Form 8-K will be filed by amendment no later than the required 71 calendar days after the October 10, 2021 filing of the Form 8-K, or by December 20, 2021.

As part of the Lighthouse acquisition, on October 4, 2021, we agreed with the seller that Mr. Peter Anania or another person named by Lighthouse will join our Board for a minimum term of three years. The minimum term shall not apply in the event Mr. Anania violates any applicable laws, the bylaws or other corporate governance documents of the Company, or the employee handbooks, guidelines and other documents governing employee conduct. Lighthouse may request the removal of Mr. Anania at any time. On October 6, 2021, our Board appointed Mr. Peter V. Anania as a class II director for a three-year term or until his successor is duly elected or qualified.

Item 6. Exhibits.

Exhibit	Description

2.1	Asset Purchase Agreement between the Company and Optometrics Corporation, dated January 18, 2008 (included as Exhibit 2.1 to the Form 8-K filed January 25, 2008 and incorporated herein by reference).

3.1	Articles of Organization of Precision Optics Corporation, Inc., as amended (included as Exhibit 3.1 to the Form SB-2 filed March 16, 2007, and incorporated herein by reference).

3.2	Bylaws of Precision Optics Corporation, Inc. (included as Exhibit 3.2 to the Form S-1 filed December 18, 2008, and incorporated herein by reference).

3.3	Articles of Amendment to the Articles of Organization of Precision Optics Corporation, Inc., dated November 25, 2008 and effective December 11, 2008 (included as Exhibit 3.1 to the Form 8-K filed December 11, 2008, and incorporated herein by reference).

3.4	Amended and Restated Bylaws of Precision Optics Corporation, Inc. (included as Exhibit 3.1 to the Current Report on Form 8-K filed July 11, 2014, and incorporated herein by reference).

10.1	Precision Optics Corporation, Inc. 2011 Equity Incentive Plan, dated October 13, 2011 (included as Exhibit 10.2 to Form S-8 filed October 14, 2011, and incorporated herein by reference.)

10.2	Precision Optics Corporation, Inc. Amended 2011 Equity Incentive Plan, dated October 14, 2011, as amended on April 16, 2015 (included as Exhibit 10.1 to the Company’s Registration Statement on Form S-8 filed April 20, 2015, and incorporated herein by reference).

10.3	Compensation Agreement, by and among Precision Optics Corporation, Inc. and Joseph N. Forkey, dated August 2, 2018 (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 3, 2018, and incorporated herein by reference).

10.4†+	Asset Purchase Agreement dated July 1, 2019, between Precision Optics Corporation, Inc. and Ross Optical Industries, Inc. and the shareholders (included as Exhibit 10.1 to the Form 8-K filed on July 8, 2019, and incorporated herein by reference).

10.5	Form of Purchase Agreement, by and among Precision Optics Corporation, Inc. and several Investors, dated July 1, 2019 (included as Exhibit 10.2 to the Form 8-K filed on July 8, 2019, and incorporated herein by reference).

10.6	Form of Registration Rights Agreement, by and among Precision Optics Corporation, Inc. and several Investors, dated July 1, 2019 (included as Exhibit 10.3 to the Form 8-K filed on July 8, 2019, and incorporated herein by reference).

10.7	Employment Agreement, by and among Precision Optics Corporation. Inc. and Divaker Mangadu, dated July 1, 2019 (included as Exhibit 10.4 to the Form 8-K filed on July 8, 2019, and incorporated herein by reference).

10.8†	Employment agreement, by and among Precision Optics Corporation, Inc. and Jeff DiRubio, dated April 26, 2019 (included as Exhibit 10.16 to the annual report on Form 10-K filed on September 26, 2019, and incorporated herein by reference).

10.9+	Lease Agreement, by and among Precision Optics Corporation, Inc. and Texzona Industries Ltd. dated July 1, 2019 (included as Exhibit 10.17 to the annual report on Form 10-K filed on September 26, 2019, and incorporated herein by reference).

10.10	Employment Offer Letter Daniel S. Habhegger, dated December 2, 2019 (included as Exhibit 10.18 to the quarterly report on Form 10-Q filed on February 13, 2020, and incorporated herein by reference).

10.11	Form of Securities Purchase Agreement, by and among Precision Optics Corporation, Inc. and several Investors, dated April 14, 2020 (included as Exhibit 10.1 to the current report on Form 8-K filed on May 7, 2020, and incorporated herein by reference).

10.12	Form of Registration Rights Agreement, by and among Precision Optics Corporation, Inc. and several Investors, dated April 14, 2020 (included as Exhibit 10.2 to the current report on Form 8-K filed on May 7, 2020, and incorporated herein by reference).

10.13†+	Asset Purchase Agreement, dated October 4, 2021, by and among Precision Optics Corporation, Inc. and Lighthouse Imaging, LLC and Anania & Associates Investment Company, LLC (included as Exhibit 10.1 to the current report on Form 8-K filed on October 8, 2021, and incorporated herein by reference).

10.14	Form of Securities Purchase Agreement, by and among Precision Optics Corporation, Inc. and several Investors, dated October 4, 2021 (included as Exhibit 10.2 to the current report on Form 8-K filed on October 8, 2021, and incorporated herein by reference).

10.15	Form of Registration Rights Agreement, by and among Precision Optics Corporation, Inc. and several Investors, dated October 4, 2021 (included as Exhibit 10.3 to the current report on Form 8-K filed on October 8, 2021, and incorporated herein by reference).

10.16+	Loan Agreement dated October 4, 2021, by and among Precision Optics Corporation, Inc. and Main Street Bank (included as Exhibit 10.4 to the current report on Form 8-K filed on October 8, 2021, and incorporated herein by reference).

10.17	$250,000 Revolving Line of Credit Note dated October 4, 2021 (included as Exhibit 10.5 to the current report on Form 8-K filed on October 8, 2021, and incorporated herein by reference).

10.18	$2,600,000 Term Loan Note dated October 4, 2021 (included as Exhibit 10.6 to the current report on Form 8-K filed on October 8, 2021, and incorporated herein by reference).

10.19	Security Agreement dated October 4, 2021, by and among Precision Optics Corporation, Inc. and Main Street Bank (included as Exhibit 10.7 to the current report on Form 8-K filed on October 8, 2021, and incorporated herein by reference).

10.20	Director side letter agreement dated October 4, 2021 (included as Exhibit 10.8 to the current report on Form 8-K filed on October 8, 2021, and incorporated herein by reference).

14.1	Precision Optics Corporation, Inc. Corporate Code of Ethics and Conduct (included as Exhibit 14.1 to the Form 10-K filed September 28, 2008, and incorporated herein by reference).

31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in iXBRL, and included in exhibit 101).

*	Filed herewith.

†	Certain portions of the agreement have been omitted to preserve the confidentiality of such information. The Company will furnish copies of any such information to the SEC upon request.

+	The schedules to agreement have been omitted from this filing pursuant to Item 601(a)(5) of Regulation S-K. The Company will furnish copies of any such schedules to the SEC upon request.

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

PRECISION OPTICS CORPORATION, INC.

Date: November 15, 2021	By:	/s/ Joseph N. Forkey
Joseph N. Forkey
Chief Executive Officer (Principal Executive Officer)

Date: November 15, 2021	By:	/s/ Daniel S. Habhegger
Daniel S. Habhegger
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

