Form 10-Q
period 2021-12-31
PRECISION OPTICS CORPORATION, INC.
filed 2022-02-14
CIK 867840

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2021

or

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

(978) 630-1800

(Registrants telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value	PEYE	OTCQB

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of large accelerated filer, accelerated filer, smaller reporting company, and emerging growth company in Rule 12b-2 of the Exchange Act.

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

The number of shares outstanding of the issuers common stock, par value $0.01 per share, at February 14, 2022 was 16,764,985 shares.

PRECISION OPTICS CORPORATION, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	December 31, 2021	June 30, 2021
ASSETS
Current Assets:
Cash and cash equivalents	$1,263,198	$861,650
Accounts receivable, net of allowance for doubtful accounts of $252,883 at December 31, 2021 and $251,383 at June 30, 2021	2,216,061	1,878,755
Inventories	2,503,392	1,885,395
Due from related party	84,210	–
Prepaid expenses	298,855	150,635
Total current assets	6,365,716	4,776,435

Fixed Assets:
Machinery and equipment	3,186,303	3,084,511
Leasehold improvements	797,331	792,723
Furniture and fixtures	211,722	178,640
	4,195,356	4,055,874
Less: Accumulated depreciation and amortization	3,551,294	3,461,622
Net fixed assets	644,062	594,252

Operating lease right-to-use asset	31,054	61,247
Patents, net	198,705	141,702
Goodwill	9,649,210	687,664

TOTAL ASSETS	$16,888,747	$6,261,300

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of capital lease obligation	$39,508	$38,347
Current maturities of long-term debt	367,714	–
Current portion of acquisition earn out liability	889,948	166,667
Accounts payable	1,252,751	1,205,149
Customer advances	1,137,470	450,084
Accrued compensation and other	847,869	589,616
Operating lease liability	31,054	61,247
Total current liabilities	4,566,314	2,511,110

Capital lease obligation, net of current portion	132,357	152,397
Long-term debt, net of current maturities	2,145,000	–
Acquisition earn out liability, net of current portion	855,591	166,666
Operating lease liability, net of current portion

Stockholders’ Equity:
Common stock, $0.01 par value: 50,000,000 shares authorized; issued and outstanding 16,746,696 shares at December 31, 2021 and 13,282,476 at June 30, 2021	167,467	132,825
Additional paid-in capital	57,271,810	50,464,280
Accumulated deficit	(48,249,792)	(47,165,978)
Total stockholders’ equity	9,189,485	3,431,127

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$16,888,747	$6,261,300

The accompanying notes are an integral part of these consolidated interim financial statements.

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED

DECEMBER 31, 2021 AND 2020

(UNAUDITED)

	Three Months Ended December 31,		Six Months Ended December 31,
	2021	2020	2021	2020
Revenues	$3,897,041	$2,785,450	$6,233,385	$5,543,351

Cost of goods sold	2,777,459	1,931,010	4,474,771	3,713,733
Gross profit	1,119,582	854,440	1,758,614	1,829,618

Research and development expenses, net	113,164	145,970	218,350	297,546
Selling, general and administrative expenses	1,466,768	921,195	2,400,392	1,743,197
Business acquisition expenses	–	–	172,174	–
Total operating expenses	1,579,932	1,067,165	2,790,916	2,040,743

Operating loss	(460,350)	(212,725)	(1,032,302)	(211,125)

Interest (expense) income, net	(46,663)	(729)	(51,512)	(1,536)

Net loss	$(507,013)	$(213,454)	$(1,083,814)	$(212,661)

Loss Per Share:
Basic and fully diluted	$(0.03)	$(0.02)	$(0.07)	$(0.02)

Weighted Average Common Shares Outstanding:
Basic and fully diluted	16,579,421	13,191,789	14,930,948	13,191,789

The accompanying notes are an integral part of these consolidated interim financial statements.

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED

December 31, 2021 AND 2020

(UNAUDITED)

		Six Month Period Ended December 31, 2021
	Number of Shares	Common Stock	Additional Paid-in Capital	Common Stock Subscribed	Accumulated Deficit	Total Stockholders’ Equity

Balance, July 1, 2021	13,282,476	$132,825	$50,464,280	$–	$(47,165,978)	$3,431,127
Stock-based compensation	–	–	160,071	–	–	160,071
Proceeds from private placement of common stock subscribed, net of estimated issuance costs of $10,000	–	–	(10,000)	1,030,000	–	1,020,000
Net loss	–	–	–	–	(576,801)	(576,801)
Balance, September 30, 2021	13,282,476	132,825	50,614,351	1,030,000	(47,742,779)	4,034,397
Stock-based compensation	–	–	330,451	–	–	330,451
Proceeds from private placement of common stock	937,500	9,375	1,490,625	(1,030,000)	–	470,000
Issuance of common stock in business acquisition	2,500,000	25,000	4,800,000	–	–	4,825,000
Proceeds from exercise of stock option	15,000	150	16,500	–	–	16,650
Exercise of stock options net of 1,435 shares withheld	2,625	26	(26)	–	–	–
Issuance of common stock for employee services	9,095	91	19,909	–	–	20,000
Net loss	–	–	–	–	(507,013)	(507,013)
Balance, December 31, 2021	16,746,696	$167,467	$57,271,810	$–	$(48,249,792)	$9,189,485

		Six Month Period Ended December 31, 2020
	Number of Shares	Common Stock	Additional Paid-in Capital	Common Stock Subscribed	Accumulated Deficit	Total Stockholders’ Equity

Balance, July 1, 2020	13,191,789	$131,918	$49,702,986	$–	$(47,063,143)	$2,771,761
Stock-based compensation	–	–	71,146	–	–	71,146
Net income	–	–	–	–	793	793
Balance, September 30, 2020	13,191,789	131,918	49,774,132	–	(47,062,350)	2,843,700
Stock-based compensation	–	–	157,079	–	–	157,079
Net loss	–	–	–	–	(213,454)	(213,454)
Balance, December 31, 2020	13,191,789	$131,918	$49,931,211	$–	$(47,275,804)	$2,787,325

The accompanying notes are an integral part of these consolidated interim financial statements.

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED

DECEMBER 31, 2021 AND 2020

(UNAUDITED)

	Six Months Ended December 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,083,814)	$(212,661)
Adjustments to Reconcile Net Loss to Net Cash Used In Operating Activities -
Depreciation and amortization	107,680	70,728
Stock-based compensation expense	510,522	228,225
Changes in Operating Assets and Liabilities, net of effects of business acquisition -
Accounts receivable, net	339,671	(109,430)
Inventories, net	(161,987)	252,178
Prepaid expenses	(66,093)	(12,912)
Accounts payable	(167,139)	(68,880)
Customer advances	(139,292)	(265,182)
Accrued compensation and other	(54,711)	(99,506)
Net Cash Used In Operating Activities	(715,163)	(217,440)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additional patent costs	(8,853)	(23,239)
Purchases of property and equipment	(29,239)	(35,794)
Acquisition of business	(255,063)	–
Net Cash Used In Investing Activities	(293,155)	(59,033)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of capital lease obligations	(18,879)	(41,961)
Payments of long-term debt	(61,905)	–
Payment of debt issuance costs	(26,000)	–
Gross proceeds from private placement of common stock	1,500,000	–
Gross proceeds from exercise of stock options	16,650	–
Net Cash Provided By (Used in) Financing Activities	1,409,866	(41,961)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	401,548	(318,434)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	861,650	1,134,697

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,263,198	$816,263

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Offering costs included in accrued compensation and other	$10,000	$–
Issuance of common stock for services	$20,000	$–
Acquisition of business financed with long-term debt	$2,600,000	$–

The accompanying notes are an integral part of these consolidated interim financial statements.

PRECISION OPTICS CORPORATION, INC.

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Operations

The accompanying consolidated financial statements include the accounts of Precision Optics Corporation, Inc. and its wholly-owned subsidiaries (the Company). All significant intercompany accounts and transactions have been eliminated in consolidation.

These consolidated financial statements have been prepared by the Company, without audit, and reflect normal recurring adjustments which, in the opinion of management, are necessary for a fair statement of the results of the second quarter and six months of the Company’s fiscal year 2022. These consolidated financial statements do not include all disclosures associated with annual consolidated financial statements and, accordingly, should be read in conjunction with footnotes contained in the Company’s consolidated financial statements for the year ended June 30, 2021, together with the Report of Independent Registered Public Accounting Firm filed under cover of the Company’s 2021 Annual Report on Form 10-K, filed with the Securities and Exchange Commission on September 28, 2021.

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

Income (Loss) Per Share

Basic income (loss) per share is computed by dividing net income or net loss by the weighted average number of shares of common stock outstanding during the period. Diluted income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period, plus the number of potentially dilutive securities outstanding during the period such as stock options. For the three and six months ended December 31, 2021, the effect of such securities was antidilutive and not included in the fully diluted calculation because of the net loss generated in that period.

The following is the calculation of income (loss) per share for the three and six months ended December 31, 2021 and 2020:

	Three Months Ended December 31,		Six Months Ended December 31,
	2021	2020	2021	2020
Net Loss - Basic and Fully Diluted	$(507,013)	$(213,454)	$(1,083,814)	$(212,661)

Basic and Dilutive Weighted Average Shares Outstanding	16,579,421	13,191,789	14,930,948	13,191,789

Loss Per Share - Basic and Fully Diluted	$(0.03)	$(0.02)	$(0.07)	$(0.02)

The number of shares issuable upon the exercise of outstanding stock options that were excluded from the computation as their effect was antidilutive was approximately 2,669,700 and 2,135,200 for the three and six months ended December 31, 2021 and 2020, respectively.

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

Goodwill and Patents

Long-lived assets such as goodwill and patents are capitalized when acquired and reviewed for impairment whenever events or changes in circumstances indicate that the book value of the asset may not be recoverable. Impairment of the carrying value of long-lived assets such as goodwill and patents would be indicated if the best estimate of future undiscounted cash flows expected to be generated by the asset grouping is less than its carrying value. If an impairment is indicated, any loss is measured as the difference between estimated fair value and carrying value and is recognized in operating income or loss. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. No such impairments of goodwill or patents have been estimated by management as of December 31, 2021.

2.	BUSINESS ACQUISITION

On October 4, 2021, the Company entered into an asset purchase agreement to acquire substantially all of the assets of Lighthouse Imaging, LLC, a medical optics and digital imaging business, as described in Forms 8-K and 8-K/A that the Company filed with the Securities and Exchange Commission on October 8, 2021 and December 20, 2021, respectively. The aggregate cash purchase price consisted of $2,855,063 in cash at closing, $1,500,000 as earn-out consideration over the subsequent two year period, and 2,500,000 unregistered shares of common stock issued to the seller at closing. The effective date of the acquisition was October 4, 2021, and the actual results of operations and financial position of the Lighthouse division are included in the accompanying consolidated financial statements as of, and for the three months ended, December 31, 2021. A post acquisition adjustment totaling $84,210 is owed by the seller and recorded as Due From Related Party in the accompanying balance sheet at December 31, 2021.

The Company financed the cash portion of the acquisition by securing a $2,600,000 term loan from Main Street Bank on October 4, 2021, and by selling 937,500 shares of its common stock for $1,500,000 of gross proceeds in a private placement closed on October 1, 2021.

The earn-out consideration will be paid at a rate of $750,000 per annum from October 1, 2021 to September 30, 2023 if certain levels of gross profit are earned by the Lighthouse division.

Purchase Price Allocation and Goodwill

The allocation of purchase price is preliminary and subject to change based on future payments made for the earn-out contingent liability. Any unearned portions of the earn-out liability will be recognized in earnings. The acquired assets, contingent consideration and assumed liabilities at the effective date of acquisition include the following:

At Acquisition Effective Date October 4, 2021	Amount
Trade accounts receivable, net	676,977
Inventories	456,008
Other current assets	82,125
Fixed assets	110,243
Patents	48,153
Total Assets Acquired	1,373,506

Accounts payable	214,742
Customer advances	826,679
Accrued compensation and other	302,961
Total Liabilities Assumed	1,344,382
Net assets acquired	29,124
Goodwill	8,961,546
Total Purchase Price-Initial and Contingent Consideration	$8,990,670

Consolidated Pro Forma Results

Consolidated unaudited pro forma results of operations for the Company are presented below assuming that the acquisition of the Lighthouse division had occurred on July 1, 2020. Pro forma operating results include net adjustments resulting from the acquisition transaction during the three and six months ended December 31, 2021 and 2020.

	Three Months Ended December 31,		Six Months Ended December 31,
	2021	2020	2021	2020
	(Actual)	(Pro Forma)	(Pro Forma)	(Pro Forma)
Revenues	$3,897,041	$4,074,726	$7,677,722	$7,997,032
Net loss	(507,013)	(221,304)	(1,026,519)	(210,987)
Net loss per share - basic and fully diluted	$(0.03)	$(0.01)	$(0.06)	$(0.01)

Pro forma financial information is not necessarily indicative of the Company’s actual results of operations if the acquisition had been completed at the date indicated, nor is it necessarily an indication of future operating results. Amounts do not include any operating efficiencies or cost saving that the Company believes may be achievable.

3.	INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out) or market and consisted of the following:

	December 31, 2021	June 30, 2021
Raw Materials	$1,013,788	$626,255
Work-In-Progress	640,514	453,117
Finished Goods	849,090	806,023
Total Inventories	$2,503,392	$1,885,395

4.	BANK FINANCING ACTIVITIES

Bank Line of Credit

On October 4, 2021, the Company entered into a Loan Agreement with Main Street Bank of Marlborough, Massachusetts, which provided for a $2,600,000 Term Loan and a $250,000 Revolving Line of Credit Loan Facility. The $250,000 line of credit is due on demand and had zero borrowings outstanding at December 31, 2021. Borrowings under the line of credit bear interest payable monthly at the prime lending rate plus 1.5% per annum and shall not be less than 4.75% per annum. Borrowings under the line of credit are limited to the borrowing base comprised of a percentage of accounts receivable and inventory and are secured by all the assets of the Company.

Long-Term Debt

Long-term debt consists of the following at December 31, 2021:

Amount
Term Loan Note payable to Main Street Bank with monthly principal payments of $30,952.38 plus interest at the prime lending rate plus 1.5% per annum. Secured by all assets of the Company, and subject to certain periodic reporting to the bank, an annual minimum debt service coverage ratio of 1.20:1, and other conditions. The Term Loan Note matures on October 15, 2028.	$2,538,095

Less current maturities	(367,714)
Less debt issuance costs, net of accumulated amortization of $3,404	(25,381)
Long-term debt, net of current portion of debt issuance costs	$2,145,000

At December 31, 2021 principal payments due on the Term Loan Note payable are as follows:

Fiscal Year Ending June 30:
2021	$185,714
2022	371,429
2023	371,429
2024	371,429
2025	371,429
Thereafter	866,665

$2,538,095

5.	LEASE OBLIGATIONS

In March 2021 the Company entered into a five-year capital lease in the amount of $161,977 for manufacturing equipment. In January 2020, the Company entered into a five-year capital lease for $47,750 for manufacturing equipment. The net book value of fixed assets under capital lease obligations as of December 31, 2021 is $167,126.

On July 1, 2019 the Company entered into a three-year operating lease for its facility in El Paso, Texas with total remaining minimum lease payments of $31,411 at December 31, 2021. Total rent expense including base rent and common area expenses was $15,705 and $15,190 during the three months ended December 31, 2021 and 2020, respectively. Included in the accompanying balance sheet at December 31, 2021 is a right-of-use asset of $31,054 and current and long-term right-of-use operating lease liabilities of $31,054 and $0, respectively.

At December 31, 2021 future minimum lease payments under the capital lease and operating lease obligations are as follows:

Fiscal Year Ending June 30:	Capital Leases	Operating Lease
2022	$24,309	$31,054
2023	48,619	–
2024	48,619	–
2025	43,917	–
2026	28,006	–
Total Minimum Payments	193,470	$31,054
Less: amount representing interest	21,605
Present value of minimum lease payments	171,865
Less: current portion	39,508
	$132,357

The Company’s operating leases for its Gardner, Massachusetts office, production and storage spaces plus an equipment lease as well as the Windham, Maine office and production space have expired and are continuing on a month-to-month tenant at will basis. Rent expense on these operating leases was $136,744 and $83,232 for the six months ended December 31, 2021 and 2020, respectively.

6.	STOCK-BASED COMPENSATION

Stock Options

The following table summarizes stock-based compensation expense for the three and six months ended December 31, 2021 and 2020:

	Three Months Ended December 31,		Six Months Ended December 31,
	2021	2020	2021	2020
Cost of Goods Sold	$28,415	$11,233	$56,830	$22,466
Research and Development	50,310	19,435	93,799	36,360
Selling, General and Administrative	251,726	126,411	339,893	169,399
Stock Based Compensation Expense	$330,451	$157,079	$490,522	$228,225

No compensation has been capitalized because such amounts would have been immaterial.

The following tables summarize stock option activity for the six months ended December 31, 2021:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Life
Outstanding at June 30, 2021	2,578,200	$1.13	6.73 years
Exercised	(18,500)	$1.00
Granted	190,000	$1.07
Cancelled	(80,000)	$0.94
Outstanding at December 31, 2021	2,669,700	$1.22	6.58 years

Information related to the stock options outstanding as of December 31, 2021 is as follows:

Range of Exercise Prices	Number of Shares	Weighted- Average Remaining Contractual Life (years)	Weighted- Average Exercise Price	Exercisable Number of Shares	Exercisable Weighted- Average Exercise Price
$0.48	60,000	4.25	$0.48	60,000	$0.48
$0.50	80,000	4.47	$0.50	80,000	$0.50
$0.55	36,500	2.64	$0.55	36,500	$0.55
$0.70	100,000	6.59	$0.70	100,000	$0.70
$0.73	690,000	5.01	$0.73	690,000	$0.73
$0.85	6,000	1.01	$0.85	6,000	$0.85
$0.90	36,000	2.44	$0.90	36,000	$0.90
$1.20	200,200	0.17	$1.20	200,200	$1.20
$1.25	45,000	8.22	$1.25	15,000	$1.25
$1.30	441,000	7.45	$1.30	291,520	$1.30
$1.40	70,000	8.88	$1.40	70,000	$1.40
$1.42	100,000	7.70	$1.42	66,667	$1.42
$1.45	5,000	9.19	$1.45	–	$–
$1.50	70,000	7.94	$1.50	70,000	$1.50
$1.68	540,000	9.43	$1.68	270,000	$1.68
$2.26	190,000	9.88	$2.26	90,000	$2.26
1.22	2,669,700	6.58	$1.22	2,081,887	$1.10

The aggregate intrinsic value of the Company’s in-the-money outstanding and exercisable options as of December 31, 2021 was $2,564,065 and $2,119,321, respectively.

Restricted Common Stock Granted

Effective November 17, 2021 the Company granted an employee hired as part of the Lighthouse Imaging, LLC business acquisition 50,000 shares of restricted common stock vesting one-third on the first three one-year anniversary dates of his date of hire, or October 1, 2022, 2023 and 2024, at which time the vesting portions of the shares shall be issued to the employee. A total of $113,000 of compensation expense was assigned as of the grant date, which will be recognized as stock based compensation expense over the vesting period. Stock based compensation expense for the three months ended December 31, 2021 includes $9,417 relating to these restricted common stock shares.

Common Stock Issued for Services

In December 2021, the Company issued 9,045 shares of its common stock to its Chief Financial Officer as compensation for services performed. The company recognized $20,000 of stock based compensation expense during the three months ended December 31, 2021 relating to these common stock shares.

7.	SALE OF STOCK IN OCTOBER 2021

On October 1, 2021, the Company entered into agreements with accredited investors for the sale and purchase of 937,500 unregistered shares of its common stock, $0.01 par value at a purchase price of $1.60 per share. The Company received $1,500,000 in gross proceeds from the offering, $1,030,000 of which was received as of September 30, 2021, and included in cash and common stock subscriptions in the September 30, 2021 balance sheet and statement of stockholders’ equity, respectively. The Company used the net proceeds from this placement to partially fund the October 4, 2021, acquisition of the operating assets of Lighthouse Imaging, LLC with an effective date of October 4, 2021.

In conjunction with the placement, the Company also entered into a registration rights agreement with the investors, whereby it is obligated to file a registration statement with the Securities and Exchange Commission on or before 120 calendar days after October 4, 2021 to register the resale by the investors of 937,500 shares of its common stock purchased in the placement. The registration statement was filed on January 31, 2022.

8.	ISSUANCE OF COMMON STOCK IN BUSINESS ACQUISITION

On October 4, 2021, the Company issued 2,500,000 unregistered shares of its common stock to the sellers of Lighthouse Imaging, LLC, valued on that date at $1.93 per share or $4,825,000, as shown in the accompanying statement of stockholders’ equity at December 31, 2021.

In conjunction with the issuance, the Company agreed to use reasonable efforts to effectuate within a reasonable period after the October 4, 2021 business acquisition date a registration statement with the Securities and Exchange Commission to register the resale by the sellers of 2,500,000 shares of its common stock issued in the business acquisition.

9.	REVENUE RECOGNITION

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

The Company disaggregates revenues by product and service types as it believes it best depicts how the nature, amount, timing and uncertainty of revenues and cash flows are affected by economic factors. Revenues are comprised of the following for the three and six months ended December 2021 and 2020:

	Three Months Ended December 31,		Six Months Ended December 31,
	2021	2020	2021	2020
Engineering Design Services	$1,636,482	$847,988	$2,127,253	$1,437,220
Optical Components	1,486,006	1,398,213	2,945,332	2,874,298
Medical Device Products and Assemblies	774,553	539,249	1,160,800	1,231,833
Total Revenues	$3,897,041	$2,785,450	$6,233,385	$5,543,351

Contract Assets and Liabilities

The nature of the Company’s products and services does not generally give rise to contract assets as it typically does not incur costs to fulfill a contract before a product or service is provided to a customer. The Company’s costs to obtain contracts are typically in the form of sales commissions paid to employees. The Company has elected to expense sales commissions associated with obtaining a contract as incurred as the amortization period is generally less than one year. These costs have been recorded in selling, general and administrative expenses. As of December 31, 2021, there were no contract assets recorded in the Company’s Consolidated Balance Sheets.

The Company’s contract liabilities arise from unearned revenue received from customers at inception of contracts or where the timing of billing for services precedes satisfaction of our performance obligations. The Company generally satisfies performance obligations within one year from the contract inception date.

Contract liabilities, which were recorded as customer advances in the Company’s Consolidated Balance Sheets, and unearned revenue are comprised of the following:

	Three Months Ended December 31,		Six Months Ended December 31,
	2021	2020	2021	2020
Contract liabilities, beginning of period	$336,572	$206,665	$450,084	$417,059
Assumed in business acquisition	826,679	–	826,679	–
Unearned revenue received from customers	537,137	127,571	742,526	171,703
Revenue recognized	(562,918)	(182,359)	(881,819)	(436,885)
Contract liabilities, end of period	$1,137,470	$151,877	$1,137,470	$151,877

10.	COVID-19 PANDEMIC

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

Item 2. Managements Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and notes to those statements included elsewhere in this Quarterly Report on Form 10-Q for the quarter ended December 31, 2021 and with our audited consolidated financial statements for the year ended June 30, 2021 included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on September 28, 2021.

This Quarterly Report on Form 10-Q contains forward-looking statements. When used in this report, the words anticipate, suggest, estimate, plan, project, continue, ongoing, potential, expect, predict, believe, intend, may, will, should, could, would and similar expressions are intended to identify forward-looking statements. You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including the risks described in this report, the risks described in our Annual Report on Form 10-K for the year ended June 30, 2021 and other reports we file with the Securities and Exchange Commission. Although we believe the expectations reflected in the forward-looking statements are reasonable, they relate only to events as of the date on which the statements are made. We do not intend to update any of the forward-looking statements after the date of this report to conform these statements to actual results or to changes in our expectations, except as required by law.

Overview

We have been a developer and manufacturer of advanced optical instruments since 1982. Our medical instrumentation line includes traditional endoscopes and endocouplers as well as other custom imaging and illumination products for use in minimally invasive surgical procedures. Much of our recent development efforts have been targeted at the development of next generation endoscopes. We selectively execute internal research and development programs to develop next generation capabilities for designing and manufacturing 3D endoscopes and very small Microprecision lenses, anticipating future requirements as the surgical community continues to demand smaller and more enhanced imaging systems for minimally invasive surgery.

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

As Lighthouse Imaging of Windham, Maine we also operate as a manufacturer of advanced optical imaging systems and accessories. We have a strong expertise in electrical engineering and development of end-to-end medical visualization devices. Product development competencies at Lighthouse Imaging include Systems, Optical, Mechanical, Electrical and Process Development Engineering. Our product development team has extensive experience developing visualization systems that are used in a variety of clinical applications. Lighthouse Imaging is an industry leader in chip on tip visualization systems.

Approximately 32% our business during the six months ended December 31, 2021 is from engineering services primarily relating to the design of medical device optical assemblies, 49% from the sale of both internally manufactured and purchased optical components, and 19% from the manufacture of optical assemblies and sub-assemblies primarily for medical device instrument applications. Our proprietary medical instrumentation line, unique custom design and manufacturing capabilities, and expert electrical engineering and development has generated traditional proprietary endoscopes and endocouplers as well as other custom imaging and illumination products for our customers’ use in minimally invasive surgical procedures. We design and manufacture 3D endoscopes and very small Microprecision lenses, assemblies and complete medical devices to meet the surgical community’s continuing demand for smaller, disposable, and more enhanced imaging systems for minimally invasive surgery.

We are registered to the ISO 9001:2015 and ISO 13485:2016 Quality Standards and comply with the FDA Good Manufacturing Practices and the European Union Medical Device Directive for CE marking of our medical products.

Our internet websites are www.poci.com, www.rossoptical.com, and www.lighthouseoptics.com. Information on our websites is not intended to be integrated into this report. Investors and others should note that we announce material financial information using our company websites (www.poci.com; www.rossoptical.com; www.lighthouseoptics.com), our investor relations website, SEC filings, press releases, public conference calls and webcasts. Information about Precision Optics, our business, and our results of operations may also be announced by social media posts on our Ross Optical and Lighthouse LinkedIn pages (www.linkedin.com/company/ross-optical-industries/) (https://www.linkedin.com/company/lighthouse-imaging-corporation/) and Twitter feed (http://twitter.com/rossoptical) and on our Lighthouse Facebook page (https://www.facebook.com/lighthouseoptics/).

The information that we post on these social media channels could be deemed to be material information. Therefore, we encourage investors, the media, and others interested in Precision Optics to review the information that we post on these social media channels. These social media channels may be updated from time to time on Precision Optics investor relations website. The information on, or accessible through, our websites and social media channels is not incorporated by reference in this Quarterly Report on Form 10-Q.

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

We believe that our future success depends to a large degree on our ability to develop new optical products and services to enhance the performance characteristics and methods of manufacture of existing products. Accordingly, we expect to continue to seek and obtain product-related design and development contracts with customers and to selectively invest our own funds on research and development, particularly in the areas of Microprecision optics, micro medical cameras, illumination, single-use endoscopes and 3D endoscopes.

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

Results of Operations

Our total revenues for the quarter ended December 31, 2021, were $3,897,041, as compared to $2,785,450 for the same period in the prior year, an increase of $1,111,591, or 39.9%, primarily due to inclusion of the Lighthouse division since its acquisition on October 4, 2021. Excluding the effect of the Lighthouse acquisition, engineering revenue experienced a slight quarter-over-quarter decrease with component and production revenues relatively unchanged from the quarter ended December 31, 2020 to 2021.

Our total revenues for the six months ended December 31, 2021 were $6,233,385, as compared to $5,543,351 for the same period in the prior year, an increase of $690,034, or 12.4% primarily due to inclusion of the Lighthouse division since its acquisition on October 4, 2021. Excluding the effect of the Lighthouse acquisition, engineering revenue during the six months ended December 31, 2021 decreased approximately $241,000 compared to the same period of the prior year due primarily to a change in mix of engineering projects. Component revenues increased during the six months ended December 31, 2021 compared to the same period of the prior year, and production revenue decreased on a quarter-over-quarter basis due primarily from various customer slow-downs due to the effects of COVID.

Our largest customer during the three and six months ended December 31, 2021 accounted for 8.8% and 7.6%, respectively, of our revenue and represented manufacturing assembly revenues for a medical diagnostic system. We generated revenues from 250 unique customers during the six months ended December 31, 2021, and no single customer accounted for 10% or more of our revenue for the quarter and six months ended December 31, 2021 or the fiscal years ended June 30, 2021, or 2020.

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

Gross profit for the quarter ended December 31, 2021 was $1,119,582, compared to $854,440 for the same period in the prior year, an increase of $265,142, or 31.0%. Gross profit for the quarter ended December 31, 2021 as a percentage of our revenues was 28.7%, a decrease from the gross profit percentage of 30.7% for the same period in the prior year. Gross profit for the six months ended December 31, 2021 was $1,758,614, as compared to $1,829,618 for the same period in the prior year, a decrease of $71,004 or 3.9%. Gross profit for the six months ended December 31, 2021 as a percentage of our revenues was 28.2%, a decrease from the gross profit percentage of 33.0% for the same period in the prior year. Quarterly gross profit and gross profit percentage depend on a number of factors, including overall sales volume, facility utilization, product sales mix, the costs of engineering services, and production start-up costs and challenges in connection with new products, the effects of COVID-19 pandemic policy decisions on various economies and our suppliers and customers, as well as the effects on production efficiencies due to the augmented policies we have incorporated into our operations as a result of the COVID-19 pandemic.

Our gross margin on individual engineering projects is dependent on a number of factors and is expected to fluctuate from quarter to quarter based on the nature and status of engineering projects, unanticipated cost over-runs, design challenges and changes, start-up production activities or other customer-imposed project changes or delays. Our increase in gross margin dollars during the quarter ended December 31, 2021 was primarily due to inclusion of the Lighthouse division since its acquisition on October 4, 2021. Our decrease in gross margin from 30.7% to 28.7% during the fiscal quarter ended December 31, 2020 compared to 2021 and from 33.0% to 28.2% during the six months ended December 31, 2020 and 2021 was the result of a gross margin decrease in one engineering project due to cost over-runs, a decrease in higher margin production revenues with customers due to COVID-19 factors, and inclusion of the Lighthouse division revenues representing engineering and production activity at overall margins lower than the Ross Optical division revenues. The remainder of our production, engineering and component revenues resulted in margins within our targeted range with reasonably expected fluctuations.

Research and development expenses were $113,164 for the quarter ended December 31, 2021, compared to $145,970 for the same period in the prior year, a decrease of $32,806, or 22.5%. Research and development expenses were $218,350 for the six months ended December 31, 2020, compared to $297,546 for the same period in the prior year, a decrease of $79,196, or 26.6%. In-house research and development and certain internal functions not directly related to customer engagements are classified as research and development expenses with the majority of our engineering, research and development activities being consumed in revenue generating engagements with our customers for the development of their products. During the quarter and six months ended December 31, 2021 we had a greater amount of our engineering personnel time consumed in customer focused activities causing decreased research and development expense compared to the same periods of the prior fiscal year.

Selling, general and administrative expenses were $1,466,768 for the quarter ended December 31, 2021, compared to $921,195 for the same period in the prior year, an increase of $545,573, or 59.2%. Selling, general and administrative expenses were $2,400,392 for the six months ended December 31, 2021, compared to $1,743,197 for the same period in the prior year, an increase of $657,195, or 37.7%. The increase in selling, general and administrative expenses in the three and six months ended December 31, 2021 compared to the same periods of the prior fiscal year was primarily due to inclusion of the Lighthouse division since its acquisition on October 4, 2021, plus increased stock based compensation and marketing related expenses.

Liquidity and Capital Resources

We have sustained recurring net losses from operations for several years. During the six months ended December 31, 2021, we had a net loss of $1,083,814 and used cash in operating activities of $715,163. At December 31, 2021, cash was $1,263,198, accounts receivables were $2,216,061 and current liabilities were $4,566,314, including $1,137,470 of customer advances received for future order deliveries.

Although our revenue and gross margin have increased due to the acquisition of the Lighthouse division, our operating expenses have also increased, and we continue to experience pricing pressure from our customers and challenges in engineering projects and production orders that can result in cost over-runs and depressed gross margins. We also experience added uncertainty related to our vendors ability to supply materials and our customers future order levels as a result of the economic impact the COVID-19 world-wide pandemic and related jurisdictional policies and regulations and lingering supply-chain issues. Consequently, critical to our ability to maintain our financial condition is achieving and maintaining a level of quarterly revenues that generate break even or better financial performance as well as timely collection of accounts receivable from our customers. We believe profitable operating results can be achieved through a combination of revenue levels, realized gross margins and controlling operating expense increases, all of which are subject to periodic fluctuations resulting from sales mix and the stage of completion of varying engineering service projects as they progress towards and into production level revenues.

We have traditionally funded working capital needs through product sales, management of working capital components of our business, cash received from public and private offerings of our common stock, warrants to purchase shares of our common stock or convertible notes, manufacturing equipment leases, and by customer advances paid against purchase orders by our customers and recorded in the current liabilities section of the accompanying financial statements. We have incurred year to year and quarter to quarter operating losses during our efforts to develop current products including Microprecision optical elements, micro medical camera assemblies and 3D endoscopes. Our management believes that the opportunities represented by these technical capabilities and related products have the potential to generate sales increases to achieve breakeven and profitable results.

On October 4, 2021 we acquired the assets of Lighthouse Imaging, LLC as described in note 2. Business Acquisition to the accompanying financial statements in this Form 10-Q. To finance the cash portion of the acquisition price we entered into a $2,600,000 bank term loan, sold shares of our common stock for gross proceeds of $1,500,000. We also secured a $250,000 bank line of credit from the same bank on October 4, 2021 for working capital needs, upon which no borrowings are outstanding as of December 31, 2021.

Capital equipment expenditures and additional patent costs during the six months ended December 31, 2021 were $38,092. Future capital equipment and patent expenditures will be dependent upon future sales and success of on-going research and development efforts.

Contractual cash commitments for the fiscal periods subsequent to December 31, 2021, are summarized as follows:

	Fiscal 2022	Thereafter	Total
Capital lease for equipment, including interest	$24,309	$169,161	$193,470
Minimum operating lease payments - Ross Optical division	$31,054	$0	$31,054

We have contractual cash commitments related to open purchase orders as of December 31, 2021 of approximately $1,793,652.

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

Item 4. Controls and Procedures.

Managements Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and our Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures, including internal control over financial reporting, were not effective as of December 31, 2021, to ensure the information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended (i) is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are intended to be designed to provide reasonable assurance that such information is accumulated and communicated to our management. Based on this evaluation, our management concluded that our internal control over financial reporting was not effective as of December 31, 2021.

The following is a description of two material weaknesses in our internal control over financial reporting:

Segregation of Duties: As previously disclosed in our Annual Reports on Form 10-K for the fiscal years ended June 30, 2008-2021, our management identified a control deficiency during the 2008 fiscal year because we lacked sufficient staff to segregate accounting duties. We believe the control deficiency resulted primarily because we have the equivalent of one and one-half persons performing all accounting-related on-site duties. As a result, we did not maintain adequate segregation of duties within our critical financial reporting applications, the related modules and financial reporting processes. This control deficiency could result in a misstatement of balance sheet and income statement accounts in our interim or annual consolidated financial statements that would not be detected. Accordingly, management has determined that this control deficiency constitutes a material weakness. During the period beginning with fiscal year 2008 through June 30, 2021, no audit adjustments resulting from this condition were required

To address and remediate the material weakness in internal control over financial reporting described above, beginning with the quarter ended September 30, 2008, we instituted a procedure whereby our Chief Executive Officer, our Chief Financial Officer and other members of our Board of Directors perform a higher level review of the quarterly and annual reports on Form 10-Q and Form 10-K prior to filing.

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

To address and remediate the material weakness in internal control over financial reporting described above, beginning in the quarter ended September 30, 2009 and continuing through the quarter ended December 31, 2021, we implemented processes to improve our inventory controls and documentation surrounding inventory valuation for overhead rates, and performed procedures to ensure that the pricing of inventory items was consistent with the supporting documentation. We believe that the step outlined above strengthens our internal control over financial reporting and mitigates the material weakness described above.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Since October 4, 2021, we did not issue any unregistered securities, except as previously disclosed.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

Exhibit	Description

2.1	Asset Purchase Agreement between the Company and Optometrics Corporation, dated January 18, 2008 (included as Exhibit 2.1 to the Form 8-K filed January 25, 2008 and incorporated herein by reference).

3.1	Articles of Organization of Precision Optics Corporation, Inc., as amended (included as Exhibit 3.1 to the Form SB-2 filed March 16, 2007, and incorporated herein by reference).

3.2	Bylaws of Precision Optics Corporation, Inc. (included as Exhibit 3.2 to the Form S-1 filed December 18, 2008, and incorporated herein by reference).

3.3	Articles of Amendment to the Articles of Organization of Precision Optics Corporation, Inc., dated November 25, 2008 and effective December 11, 2008 (included as Exhibit 3.1 to the Form 8-K filed December 11, 2008, and incorporated herein by reference).

3.4	Amended and Restated Bylaws of Precision Optics Corporation, Inc. (included as Exhibit 3.1 to the Current Report on Form 8-K filed July 11, 2014, and incorporated herein by reference).

10.1	Precision Optics Corporation, Inc. 2011 Equity Incentive Plan, dated October 13, 2011 (included as Exhibit 10.2 to Form S-8 filed October 14, 2011, and incorporated herein by reference.)

10.2	Precision Optics Corporation, Inc. Amended 2011 Equity Incentive Plan, dated October 14, 2011, as amended on April 16, 2015 (included as Exhibit 10.1 to the Companys Registration Statement on Form S-8 filed April 20, 2015, and incorporated herein by reference).

10.3	Compensation Agreement, by and among Precision Optics Corporation, Inc. and Joseph N. Forkey, dated August 2, 2018 (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 3, 2018, and incorporated herein by reference).

10.4+	Asset Purchase Agreement dated July 1, 2019, between Precision Optics Corporation, Inc. and Ross Optical Industries, Inc. and the shareholders (included as Exhibit 10.1 to the Form 8-K filed on July 8, 2019, and incorporated herein by reference).

10.5	Form of Purchase Agreement, by and among Precision Optics Corporation, Inc. and several Investors, dated July 1, 2019 (included as Exhibit 10.2 to the Form 8-K filed on July 8, 2019, and incorporated herein by reference).

10.6	Form of Registration Rights Agreement, by and among Precision Optics Corporation, Inc. and several Investors, dated July 1, 2019 (included as Exhibit 10.3 to the Form 8-K filed on July 8, 2019, and incorporated herein by reference).

10.7	Employment Agreement, by and among Precision Optics Corporation. Inc. and Divaker Mangadu, dated July 1, 2019 (included as Exhibit 10.4 to the Form 8-K filed on July 8, 2019, and incorporated herein by reference).

10.8	Employment agreement, by and among Precision Optics Corporation, Inc. and Jeff DiRubio, dated April 26, 2019 (included as Exhibit 10.16 to the annual report on Form 10-K filed on September 26, 2019, and incorporated herein by reference).

10.9+	Lease Agreement, by and among Precision Optics Corporation, Inc. and Texzona Industries Ltd. dated July 1, 2019 (included as Exhibit 10.17 to the annual report on Form 10-K filed on September 26, 2019, and incorporated herein by reference).

10.10	Employment Offer Letter Daniel S. Habhegger, dated December 2, 2019 (included as Exhibit 10.18 to the quarterly report on Form 10-Q filed on February 13, 2020, and incorporated herein by reference).

10.11	Form of Securities Purchase Agreement, by and among Precision Optics Corporation, Inc. and several Investors, dated April 14, 2020 (included as Exhibit 10.1 to the current report on Form 8-K filed on May 7, 2020, and incorporated herein by reference).

10.12	Form of Registration Rights Agreement, by and among Precision Optics Corporation, Inc. and several Investors, dated April 14, 2020 (included as Exhibit 10.2 to the current report on Form 8-K filed on May 7, 2020, and incorporated herein by reference).

10.13+	Asset Purchase Agreement, dated October 4, 2021, by and among Precision Optics Corporation, Inc. and Lighthouse Imaging, LLC and Anania & Associates Investment Company, LLC (included as Exhibit 10.1 to the current report on Form 8-K filed on October 8, 2021, and incorporated herein by reference).

10.14	Form of Securities Purchase Agreement, by and among Precision Optics Corporation, Inc. and several Investors, dated October 4, 2021 (included as Exhibit 10.2 to the current report on Form 8-K filed on October 8, 2021, and incorporated herein by reference).

10.15	Form of Registration Rights Agreement, by and among Precision Optics Corporation, Inc. and several Investors, dated October 4, 2021 (included as Exhibit 10.3 to the current report on Form 8-K filed on October 8, 2021, and incorporated herein by reference).

10.16+	Loan Agreement dated October 4, 2021, by and among Precision Optics Corporation, Inc. and Main Street Bank (included as Exhibit 10.4 to the current report on Form 8-K filed on October 8, 2021, and incorporated herein by reference).

10.17	$250,000 Revolving Line of Credit Note dated October 4, 2021 (included as Exhibit 10.5 to the current report on Form 8-K filed on October 8, 2021, and incorporated herein by reference).

10.18	$2,600,000 Term Loan Note dated October 4, 2021 (included as Exhibit 10.6 to the current report on Form 8-K filed on October 8, 2021, and incorporated herein by reference).

10.19	Security Agreement dated October 4, 2021, by and among Precision Optics Corporation, Inc. and Main Street Bank (included as Exhibit 10.7 to the current report on Form 8-K filed on October 8, 2021, and incorporated herein by reference).

10.20	Director side letter agreement dated October 4, 2021 (included as Exhibit 10.8 to the current report on Form 8-K filed on October 8, 2021, and incorporated herein by reference).

14.1	Precision Optics Corporation, Inc. Corporate Code of Ethics and Conduct (included as Exhibit 14.1 to the Form 10-K filed September 28, 2008, and incorporated herein by reference).

31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in iXBRL, and included in exhibit 101).

*	Filed herewith.

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

PRECISION OPTICS CORPORATION, INC.

Date: February 14, 2022	By:	/s/ Joseph N. Forkey
Joseph N. Forkey
Chief Executive Officer (Principal Executive Officer)

Date: February 14, 2022	By:	/s/ Daniel S. Habhegger
Daniel S. Habhegger
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

