Form 10-Q
period 2022-03-31
PRECISION OPTICS CORPORATION, INC.
filed 2022-05-16
CIK 867840

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

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

The number of shares outstanding of the issuers common stock, par value $0.01 per share, at May 16, 2022 was 16,915,089 shares.

PRECISION OPTICS CORPORATION, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31, 2022	June 30, 2021
ASSETS
Current Assets:
Cash and cash equivalents	$831,585	$861,650
Accounts receivable, net of allowance for doubtful accounts of $253,633 at March 31, 2022 and $251,383 at June 30, 2021	3,347,692	1,878,755
Inventories	2,965,220	1,885,395
Prepaid expenses	318,551	150,635
Total current assets	7,463,048	4,776,435

Fixed Assets:
Machinery and equipment	3,196,585	3,084,511
Leasehold improvements	812,283	792,723
Furniture and fixtures	216,810	178,640
Total Fixed Assets	4,225,678	4,055,874
Less: Accumulated depreciation and amortization	3,599,491	3,461,622
Net fixed assets	626,187	594,252

Operating lease right-to-use asset	140,607	61,247
Patents, net	212,952	141,702
Goodwill	8,824,210	687,664

TOTAL ASSETS	$17,267,004	$6,261,300

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of capital lease obligation	$40,102	$38,347
Current maturities of long-term debt	367,714	–
Current portion of acquisition earn out liability	898,855	166,667
Accounts payable	2,538,040	1,205,149
Customer advances	1,018,275	450,084
Accrued compensation and other	862,496	589,616
Operating lease liability	45,405	61,247
Total current liabilities	5,770,887	2,511,110

Capital lease obligation, net of current portion	122,096	152,397
Long-term debt, net of current maturities	2,053,070	–
Acquisition earn out liability, net of current portion	697,408	166,666
Operating lease liability, net of current portion	95,202	–

Stockholders’ Equity:
Common stock, $0.01 par value: 50,000,000 shares authorized; issued and outstanding 16,887,840 shares at March 31, 2022 and 13,282,476 at June 30, 2021	168,878	132,825
Additional paid-in capital	56,723,154	50,464,280
Accumulated deficit	(48,363,691)	(47,165,978)
Total stockholders’ equity	8,528,341	3,431,127

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$17,267,004	$6,261,300

The accompanying notes are an integral part of these consolidated interim financial statements.

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED

March 31, 2022 AND 2021

(UNAUDITED)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2022	2021	2022	2021
Revenues	$4,651,352	$2,458,290	$10,884,737	$8,001,641

Cost of goods sold	2,923,143	1,640,266	7,397,914	5,353,999
Gross profit	1,728,209	818,024	3,486,823	2,647,642

Research and development expenses, net	214,898	146,063	433,248	443,609
Selling, general and administrative expenses	1,574,432	927,979	3,974,824	2,671,176
Business acquisition expenses	–	–	172,174	–
Total operating expenses	1,789,330	1,074,042	4,580,246	3,114,785

Operating loss	(61,121)	(256,018)	(1,093,423)	(467,143)

Other income (expense)
Interest expense	(52,778)	(666)	(104,290)	(2,202)
Gain on forgiveness of bank note	–	808,962	–	808,962

Net income (loss)	$(113,899)	$552,278	$(1,197,713)	$339,617

Income (loss) per share:
Basic	$(0.01)	$0.04	$(0.08)	$0.03
Fully diluted	$(0.01)	$0.04	$(0.08)	$0.02

Weighted average common shares outstanding:
Basic	16,803,040	13,243,595	15,545,869	13,208,805
Fully diluted	16,803,040	14,068,459	15,545,869	13,841,700

The accompanying notes are an integral part of these consolidated interim financial statements.

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED

MaRCH 31, 2022 AND 2021

(UNAUDITED)

	Nine Month Period Ended March 31, 2022
	Number of Shares	Common Stock	Additional Paid-in Capital	Common Stock Subscribed	Accumulated Deficit	Total Stockholders’ Equity

Balance, July 1, 2021	13,282,476	$132,825	$50,464,280	$–	$(47,165,978)	$3,431,127
Stock-based compensation	–	–	160,071	–	–	160,071
Proceeds from private placement of common stock subscribed, net of estimated issuance costs of $10,000	–	–	(10,000)	1,030,000	–	1,020,000
Net loss	–	–	–	–	(576,801)	(576,801)
Balance, September 30, 2021	13,282,476	132,825	50,614,351	1,030,000	(47,742,779)	4,034,397
Stock-based compensation	–	–	330,451	–	–	330,451
Proceeds from private placement of common stock	937,500	9,375	1,490,625	(1,030,000)	–	470,000
Issuance of common stock in business acquisition	2,500,000	25,000	4,800,000	–	–	4,825,000
Proceeds from exercise of stock option	15,000	150	16,500	–	–	16,650
Exercise of stock options net of 1,435 shares withheld	2,625	26	(26)	–	–	–
Issuance of common stock for employee services	9,095	91	19,909	–	–	20,000
Net loss	–	–	–	–	(507,013)	(507,013)
Balance, December 31, 2021	16,746,696	167,467	57,271,810	–	(48,249,792)	9,189,485
Correction of error in valuation of stock issued in business acquisition	–	–	(825,000)	–	–	(825,000)
Stock-based compensation	–	–	231,115	–	–	231,115
Proceeds from exercise of stock options	43,200	432	46,208	–	–	46,640
Exercise of stock options net of 96,056 shares withheld	97,944	979	(979)	–	–	–
Net loss	–	–	–	–	(113,899)	(113,899)
Balance, March 31, 2022	16,887,840	$168,878	$56,723,154	$–	$(48,363,691)	$8,528,341

	Nine Month Period Ended March 31, 2021
	Number of Shares	Common Stock	Additional Paid-in Capital	Common Stock Subscribed	Accumulated Deficit	Total Stockholders’ Equity

Balance, July 1, 2020	13,191,789	$131,918	$49,702,986	$–	$(47,063,143)	$2,771,761
Stock-based compensation	–	–	71,146	–	–	71,146
Net income	–	–	–	–	793	793
Balance, September 30, 2020	13,191,789	131,918	49,774,132	–	(47,062,350)	2,843,700
Stock-based compensation	–	–	157,079	–	–	157,079
Net loss	–	–	–	–	(213,454)	(213,454)
Balance, December 31, 2020	13,191,789	131,918	49,931,211	–	(47,275,804)	2,787,325
Stock-based compensation	–	–	86,027	–	–	86,027
Proceeds from exercise of stock options	72,000	720	27,551	–	–	28,271
Net income	–	–	–	–	552,278	552,278
Balance, March 31, 2021	13,263,789	$132,638	$50,044,789	$–	$(46,723,526)	$3,453,901

The accompanying notes are an integral part of these consolidated interim financial statements.

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED

MARCH 31, 2022 AND 2021

(UNAUDITED)

	Nine Months Ended March 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(1,197,713)	$339,617
Adjustments to Reconcile Net Loss to Net Cash Used In Operating Activities -
Depreciation and amortization	137,869	104,379
Stock-based compensation expense	741,637	314,252
Gain on forgiveness of bank note	–	(808,962)
Changes in Operating Assets and Liabilities, net of effects of business acquisition -
Non-cash interest expense	36,018	–
Accounts receivable, net	(791,959)	(52,344)
Inventories, net	(623,817)	247,963
Due from related party	84,210	–
Prepaid expenses	(85,791)	1,551
Accounts payable	1,118,149	(41,394)
Customer advances	(258,487)	(184,175)
Accrued compensation and other	(40,083)	3,693
Net Cash Used In Operating Activities	(879,967)	(75,420)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additional patent costs	(23,098)	(40,307)
Purchases of property and equipment	(59,562)	(49,160)
Acquisition of businesses	(421,729)	(166,667)
Net Cash Used In Investing Activities	(504,389)	(256,134)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of capital lease obligations	(28,546)	(49,569)
Payments of long-term debt	(154,453)	–
Payment of debt issuance costs	(26,000)	–
Gross proceeds from private placement of common stock	1,500,000	–
Gross proceeds from exercise of stock options	63,290	28,271
Net Cash Provided By (Used in) Financing Activities	1,354,291	(21,298)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(30,065)	(352,852)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	861,650	1,134,697

CASH AND CASH EQUIVALENTS, END OF PERIOD	$831,585	$781,845

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Offering costs included in accrued compensation and other	$10,000	$–
Acquisition of business financed with long-term debt	$2,600,000	$–
Acquisition of Manufacturing Equipment Under Capital Lease	$–	$161,977

The accompanying notes are an integral part of these consolidated interim financial statements.

PRECISION OPTICS CORPORATION, INC.

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Operations

The accompanying consolidated financial statements include the accounts of Precision Optics Corporation, Inc. and its wholly-owned subsidiaries (the Company). All significant intercompany accounts and transactions have been eliminated in consolidation.

These consolidated financial statements have been prepared by the Company, without audit, and reflect normal recurring adjustments which, in the opinion of management, are necessary for a fair statement of the results of the third quarter and nine months of the Company’s fiscal year 2022. These consolidated financial statements do not include all disclosures associated with annual consolidated financial statements and, accordingly, should be read in conjunction with footnotes contained in the Company’s consolidated financial statements for the year ended June 30, 2021, together with the Report of Independent Registered Public Accounting Firm filed under cover of the Company’s 2021 Annual Report on Form 10-K, filed with the Securities and Exchange Commission on September 28, 2021.

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

Revision of the Second Quarter 2022 Unaudited Consolidated Financial Statements

The Company identified an error in the valuation of 2,500,000 shares of common stock issued on October 4, 2021 in the business acquisition described in Note 2 resulting in an $825,000 overstatement of Additional Paid-In Capital and Goodwill in the December 31, 2021 balance sheet presented in the quarterly report on Form 10-Q for the quarter ended December 31, 2021. This change does not impact the number of shares issued as part of the transaction; it only changes the imputed value of the common stock issued. The financial statements for the prior interim fiscal quarter ended December 31, 2021 have been revised by an $825,000 adjustment to the opening balance of Additional Paid-In Capital in the accompanying Statement of Stockholders Equity for the quarter ended March 31, 2022, and by an adjustment of Goodwill at the acquisition date as described in Note 2. No profit and loss accounts in the current or prior interim periods are affected by this revision.

Income (Loss) Per Share

Basic income (loss) per share is computed by dividing net income or net loss by the weighted average number of shares of common stock outstanding during the period. Diluted income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period, plus the number of potentially dilutive securities outstanding during the period such as stock options. For the three and nine months ended March 31, 2022, the effect of such securities was antidilutive and not included in the fully diluted calculation because of the net loss generated during those periods.

The following is the calculation of income (loss) per share for the three and nine months ended March 31, 2022 and 2021:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2022	2021	2022	2021
Net Income (Loss) - Basic and Diluted	$(113,899)	$552,278	$(1,197,713)	$339,617

Weighted Average Shares Outstanding
Basic	16,803,040	13,243,595	15,545,869	13,208,805
Fully Diluted	16,803,040	14,068,459	15,545,869	13,841,700

Income (Loss) Per Share
Basic	$(0.01)	$0.04	$(0.08)	$0.03
Fully Diluted	$(0.01)	$0.04	$(0.08)	$0.02

The number of shares issuable upon the exercise of outstanding stock options that were excluded from the computation as their effect was antidilutive was 2,817,500 for the three and nine months ended March 31, 2022, and 15,000 and 260,000 for the three and nine months ended March 31, 2021, respectively.

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

Goodwill and Patents

Long-lived assets such as goodwill and patents are capitalized when acquired and reviewed for impairment whenever events or changes in circumstances indicate that the book value of the asset may not be recoverable. Impairment of the carrying value of long-lived assets such as goodwill and patents would be indicated if the best estimate of future undiscounted cash flows expected to be generated by the asset grouping is less than its carrying value. If an impairment is indicated, any loss is measured as the difference between estimated fair value and carrying value and is recognized in operating income or loss. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. No such impairments of goodwill or patents have been estimated by management as of March 31, 2022.

2.	BUSINESS ACQUISITION

On October 4, 2021, the Company entered into an asset purchase agreement to acquire substantially all of the assets of Lighthouse Imaging, LLC, a medical optics and digital imaging business, as described in Forms 8-K and 8-K/A that the Company filed with the Securities and Exchange Commission on October 8, 2021 and December 20, 2021, respectively. The aggregate cash purchase price consisted of $2,855,063 in cash at closing, $1,500,000 as earn-out consideration over the subsequent two year period, and 2,500,000 unregistered shares of common stock issued to the seller at closing. The effective date of the acquisition was October 4, 2021, and the actual results of operations of the Lighthouse division since that date are included in the accompanying consolidated financial statements as of, and for the three and nine months ended, March 31, 2022.

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

Purchase Price Allocation and Goodwill

The total purchase price of $8,990,670 as previously disclosed in the quarterly report on Form 10-Q for the quarter ended December 31, 2021 has been restated for a revision of the valuation of the common stock issued to the sellers as described in Note 1. Revision of the Second Quarter 2022 Unaudited Consolidated Financial Statements. The allocation of the revised purchase price is preliminary and subject to change based on future payments made for the earn-out contingent liability. Any unearned portions of the earn-out liability will be recognized in earnings. The acquired assets including the revised Goodwill, contingent consideration and assumed liabilities at the effective date of acquisition include the following:

At Acquisition Effective Date October 4, 2021	Amount
Trade accounts receivable, net	$676,977
Inventories	456,008
Other current assets	82,125
Fixed assets	110,243
Patents	48,153
Total Assets Acquired	1,373,506

Accounts payable	214,742
Customer advances	826,679
Accrued compensation and other	302,961
Total Liabilities Assumed	1,344,382
Net assets acquired	29,124
Goodwill	8,136,546
Total Purchase Price-Initial and Contingent Consideration	$8,165,670

Consolidated Pro Forma Results

Consolidated unaudited pro forma results of operations for the Company are presented below assuming that the acquisition of the Lighthouse division had occurred on July 1, 2020. Pro forma operating results include net adjustments resulting from the acquisition transaction during the three and nine months ended March 31, 2022 and 2021.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2022	2021	2022	2021
	(Actual)	(Pro Forma)	(Pro Forma)	(Pro Forma)
Revenues	$4,651,352	$3,600,498	$12,329,074	$11,597,530
Net income (loss)	(113,899)	593,668	(1,140,418)	382,681
Net income (loss) per share
Basic	$(0.01)	$(0.04)	$(0.07)	$(0.02)
Fully diluted	$(0.01)	$(0.03)	$(0.07)	$(0.02)

Pro forma financial information is not necessarily indicative of the Company’s actual results of operations if the acquisition had been completed at the date indicated, nor is it necessarily an indication of future operating results. Amounts do not include any operating efficiencies or cost saving that the Company believes may be achievable.

3.	INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out) or market and consisted of the following:

	March 31, 2022	June 30, 2021
Raw Materials	$1,292,861	$626,255
Work-In-Progress	426,771	453,117
Finished Goods	1,245,588	806,023
Total Inventories	$2,965,220	$1,885,395

4.	BANK FINANCING ACTIVITIES

Bank Line of Credit

On October 4, 2021, the Company entered into a Loan Agreement with Main Street Bank of Marlborough, Massachusetts, which provided for a $2,600,000 Term Loan and a $250,000 Revolving Line of Credit Loan Facility. The $250,000 line of credit is due on demand and had zero borrowings outstanding at March 31, 2022. Borrowings under the line of credit bear interest payable monthly at the prime lending rate plus 1.5% per annum and shall not be less than 4.75% per annum. Borrowings under the line of credit are limited to the borrowing base comprised of a percentage of accounts receivable and inventory and are secured by all the assets of the Company.

Long-Term Debt

Long-term debt consists of the following at March 31, 2022:

Amount
Term Loan Note payable to Main Street Bank with monthly principal payments of $30,952.38 plus interest at the prime lending rate plus 1.5% per annum. Secured by all assets of the Company, and subject to certain periodic reporting to the bank, an annual minimum debt service coverage ratio of 1.20:1, and other conditions. The Term Loan Note matures on October 15, 2028.	$2,445,238

Less current maturities	(367,714)
Less debt issuance costs, net of accumulated amortization of $1,548	(24,454)
Long-term debt, net of current portion of debt issuance costs	$2,053,070

At March 31, 2022 principal payments due on the Term Loan Note payable are as follows:

Fiscal Year Ending June 30:
2022	$92,857
2023	371,429
2024	371,429
2025	371,429
2026	371,429
Thereafter	866,665

$2,445,238

5.	LEASE OBLIGATIONS

In March 2021, the Company entered into a five-year capital lease in the amount of $161,977 for manufacturing equipment. In January 2020, the Company entered into a five-year capital lease in the amount of $47,750 for manufacturing equipment. The net book value of fixed assets under capital lease obligations as of March 31, 2022 is $156,640.

On July 1, 2019, the Company entered into a three-year operating lease for its facility in El Paso, Texas, and in February 2022 the Company entered into an extension of the lease for an additional three years through June 2025. Remaining minimum lease payments at March 31, 2022 total $150,504. Total rent expense including base rent and common area expenses was $15,705 and $21,438 during the three months ended March 31, 2022 and 2021, respectively. Included in the accompanying balance sheet at March 31, 2022 is a right-of-use asset of $140,607 and current and long-term right-of-use operating lease liabilities of $45,405 and $95,202, respectively.

At March 31, 2022 future minimum lease payments under the capital lease and operating lease obligations are as follows:

Fiscal Year Ending June 30:	Capital Leases	Operating Lease
2022	$12,155	$15,705
2023	48,619	43,828
2024	48,619	44,924
2025	43,917	46,047
2026	28,006	–
Total Minimum Payments	181,316	$150,504
Less: amount representing interest	19,118
Present value of minimum lease payments	162,198
Less: current portion	40,102
	$122,096

The Company’s operating leases for its Gardner, Massachusetts office, production and storage spaces plus an equipment lease as well as the Windham, Maine office and production space have expired and are continuing on a month-to-month tenant at will basis. Rent expense on these operating leases was $222,112 and $124,848 for the nine months ended March 31, 2022 and 2021, respectively.

6.	STOCK-BASED COMPENSATION

Stock Options

The following table summarizes stock-based compensation expense for the three and nine months ended March 31, 2022 and 2021:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2022	2021	2022	2021
Cost of Goods Sold	$34,712	$11,233	$91,542	$33,699
Research and Development	70,237	19,435	164,036	55,795
Selling, General and Administrative	126,166	55,359	466,059	224,758
Stock Based Compensation Expense	$231,115	$86,027	$721,637	$314,252

No compensation has been capitalized because such amounts would have been immaterial.

The following tables summarize stock option activity for the nine months ended March 31, 2022:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Life
Outstanding at July 1, 2021	2,578,200	$1.13	6.73 years
Exercised	(255,700)	$1.10
Granted	584,500	$1.74
Cancelled	(89,500)	$0.99
Outstanding at March 31, 2022	2,817,500	$1.35	7.35 years

Information related to the stock options outstanding as of March 31, 2022 is as follows:

Range of Exercise Prices	Number of Shares	Weighted- Average Remaining Contractual Life (years)	Weighted- Average Exercise Price	Exercisable Number of Shares	Exercisable Weighted- Average Exercise Price
$0.48	60,000	4.00	$0.48	60,000	$0.48
$0.50	80,000	4.22	$0.50	80,000	$0.50
$0.55	15,000	6.01	$0.55	15,000	$0.55
$0.70	100,000	6.35	$0.70	100,000	$0.70
$0.73	670,000	4.81	$0.73	670,000	$0.73
$0.85	6,000	0.76	$0.85	6,000	$0.85
$0.90	36,000	2.19	$0.90	36,000	$0.90
$1.25	45,000	7.97	$1.25	30,000	$1.25
$1.30	441,000	7.20	$1.30	291,520	$1.30
$1.40	70,000	8.64	$1.40	70,000	$1.40
$1.42	100,000	7.45	$1.42	66,667	$1.42
$1.45	5,000	8.94	$1.45	1,667	$1.45
$1.50	70,000	7.69	$1.50	70,000	$1.50
$1.68	540,000	9.18	$1.68	270,000	$1.68
$2.00	140,000	9.36	$2.00	–	$–
$2.09	249,500	9.86	$2.09	–	$–
$2.26	190,000	9.64	$2.26	90,000	$2.26
$1.35	2,817,500	7.35	$1.35	1,856,854	$1.10

The aggregate intrinsic value of the Company’s in-the-money outstanding and exercisable options as of March 31, 2022 was $1,913,350 and $1,689,898, respectively.

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

In conjunction with the placement, the Company also entered into a registration rights agreement with the investors, whereby it is obligated to file a registration statement with the Securities and Exchange Commission on or before 120 calendar days after October 4, 2021 to register the resale by the investors of 937,500 shares of its common stock purchased in the placement. The registration statement was filed on January 31, 2022 and became effective on February 11, 2022.

8.	ISSUANCE OF COMMON STOCK IN BUSINESS ACQUISITION

On October 4, 2021, the Company issued 2,500,000 unregistered shares of its common stock to the sellers of Lighthouse Imaging, LLC, valued on that date at $1.60 per share or $4,000,000, as shown in the accompanying statement of stockholders’ equity for the nine months ended March 31, 2022.

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

The Company disaggregates revenues by product and service types as it believes it best depicts how the nature, amount, timing and uncertainty of revenues and cash flows are affected by economic factors. Revenues are comprised of the following for the three and nine months ended March 2022 and 2021:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2022	2021	2022	2021
Engineering Design Services	$1,532,414	$549,636	$3,659,667	$1,986,856
Optical Components	1,927,963	1,456,213	4,873,294	4,330,511
Medical Device Products and Assemblies	1,190,975	452,441	2,351,776	1,684,274
Total Revenues	$4,651,352	$2,458,290	$10,884,737	$8,001,641

Contract Assets and Liabilities

The nature of the Company’s products and services does not generally give rise to contract assets as it typically does not incur costs to fulfill a contract before a product or service is provided to a customer. The Company’s costs to obtain contracts are typically in the form of sales commissions paid to employees. The Company has elected to expense sales commissions associated with obtaining a contract as incurred as the amortization period is generally less than one year. These costs have been recorded in selling, general and administrative expenses. As of March 31, 2022, there were no contract assets recorded in the Company’s Consolidated Balance Sheets.

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

Contract liabilities, which were recorded as customer advances in the Company’s Consolidated Balance Sheets, and unearned revenue are comprised of the following:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2022	2021	2022	2021
Contract Liabilities, Beginning of Period	$1,137,470	$151,877	$450,084	$417,059
Assumed in Business Acquisition	–	–	826,679	–
Unearned Revenue Received from Customers	774,316	442,681	1,388,700	614,384
Revenue Recognized	(893,511)	(361,674)	(1,647,188)	(798,559)
Contract Liabilities, End of Period	$1,018,275	$232,884	$1,018,275	$232,884

10.	COVID-19 PANDEMIC

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

Item 2. Managements Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and notes to those statements included elsewhere in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 and with our audited consolidated financial statements for the year ended June 30, 2021 included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on September 28, 2021.

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

Approximately 34% our business during the nine months ended March 31, 2022 is from engineering services primarily relating to the design of medical device optical assemblies, 45% from the sale of both internally manufactured and purchased optical components, and 21% from the manufacture of optical assemblies and sub-assemblies primarily for medical device instrument applications. Our proprietary medical instrumentation line, unique custom design and manufacturing capabilities, and expert electrical engineering and development has generated traditional proprietary endoscopes and endocouplers as well as other custom imaging and illumination products for our customers’ use in minimally invasive surgical procedures. We design and manufacture 3D endoscopes and very small Microprecision lenses, assemblies and complete medical devices to meet the surgical community’s continuing demand for smaller, disposable, and more enhanced imaging systems for minimally invasive surgery.

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

Results of Operations

Our total revenues for the quarter ended March 31, 2022, were $4,651,352, as compared to $2,458,290 for the same period in the prior year, an increase of $2,193,062, or 89.2%, primarily due to inclusion of the Lighthouse division since its acquisition on October 4, 2021 and an increase in medical devise manufacturing revenue. Excluding the effect of the Lighthouse acquisition, engineering revenue experienced a slight quarter-over-quarter decrease while production revenue was up 106% and component revenue increased 32% from the quarter ended March 31, 2021 to 2022.

Our total revenues for the nine months ended March 31, 2022 were $10,884,737, as compared to $8,001,641 for the same period in the prior year, an increase of $2,883,096, or 36.0% primarily due to inclusion of the Lighthouse division since its acquisition on October 4, 2021. Excluding the effect of the Lighthouse acquisition, engineering revenue during the nine months ended March 31, 2022 decreased approximately $287,000 compared to the same period of the prior year due primarily to a change in mix of engineering projects. Component revenues increased approximately $543,000 during the nine months ended March 31, 2022 compared to the same period of the prior year, and production revenue increased approximately $161,000 over the same period as production on some products began to return to pre-pandemic levels.

Our largest customer during the three and nine months ended March 31, 2022 accounted for 10.9% and 9.0%, respectively, of our revenue and represented manufacturing assembly revenues for a medical diagnostic system. We generated revenues from 193 unique customers during the nine months ended March 31, 2022, and one single customer accounted for slightly more than 10% or more of our revenue for the quarter and no single customer accounted for 10% or more of our revenue for the nine months ended March 31, 2022 or the fiscal year ended June 30, 2021.

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

Gross profit for the quarter ended March 31, 2022 was $1,728,209, compared to $818,024 for the same period in the prior year, an increase of $910,185, or 111.3%. Gross profit for the quarter ended March 31, 2022 as a percentage of our revenues was 37.2%, an increase from the gross profit percentage of 33.3% for the same period in the prior year. Gross profit for the nine months ended March 31, 2022 was $3,486,823, as compared to $2,647,642 for the same period in the prior year, an increase of $839,181 or 31.7%. Gross profit for the nine months ended March 31, 2022 as a percentage of our revenues was 32.0%, a decrease from the gross profit percentage of 33.1% for the same period in the prior year. Quarterly gross profit and gross profit percentage depend on a number of factors, including overall sales volume, facility utilization, product sales mix, the costs of engineering services, and production start-up costs and challenges in connection with new products, the effects of COVID-19 pandemic policy decisions on various economies and our suppliers and customers, as well as the effects on production efficiencies due to the augmented policies we have incorporated into our operations as a result of the COVID-19 pandemic.

Our gross margin on individual engineering projects is dependent on a number of factors and is expected to fluctuate from quarter to quarter based on the nature and status of engineering projects, unanticipated cost over-runs, design challenges and changes, start-up production activities or other customer-imposed project changes or delays. Our increase in gross margin dollars during the quarter ended March 31, 2022 was due to inclusion of the Lighthouse division since its acquisition on October 4, 2021, an increase in medical devise manufacturing revenue, and improved efficiencies in engineering projects, which is partially offset by inclusion of the Lighthouse division engineering and production revenues at overall margins lower than the Ross Optical division revenues. The remainder of our production, engineering and component revenues resulted in margins within our targeted range with reasonably expected fluctuations.

Research and development expenses were $214,898 for the quarter ended March 31, 2022, compared to $146,063 for the same period in the prior year, an increase of $68,835, or 47.1%. Research and development expenses were $433,248 for the nine months ended March 31, 2022, compared to $443,609 for the same period in the prior year, a decrease of $10,361, or 2.3%. In-house research and development and certain internal functions not directly related to customer engagements are classified as research and development expenses with the majority of our engineering, research and development activities being consumed in revenue generating engagements with our customers for the development of their products. During the quarter and nine months ended March 31, 2022 we had an increase in research and development costs due to the inclusion of the Lighthouse division offset by a greater amount of our engineering personnel time consumed in customer focused compared to the same periods of the prior fiscal year.

Selling, general and administrative expenses were $1,574,432 for the quarter ended March 31, 2022, compared to $927,979 for the same period in the prior year, an increase of $646,453, or 69.7%. Selling, general and administrative expenses were $3,974,824 for the nine months ended March 31, 2022, compared to $2,671,176 for the same period in the prior year, an increase of $1,303,648, or 48.8%. The increase in selling, general and administrative expenses in the three and nine months ended March 31, 2022 compared to the same periods of the prior fiscal year was primarily due to inclusion of the Lighthouse division since its acquisition on October 4, 2021, plus increased stock-based compensation and marketing related expenses.

Liquidity and Capital Resources

We have sustained recurring net losses from operations for several years. During the nine months ended March 31, 2022, we had a net loss of $1,197,713 and used cash in operating activities of $879,967. At March 31, 2022, cash was $831,585, accounts receivables were $3,347,692 and current liabilities were $5,770,887, including $1,018,275 of customer advances received for future order deliveries.

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

Capital equipment expenditures and additional patent costs during the nine months ended March 31, 2022 were $82,660. Future capital equipment and patent expenditures will be dependent upon future sales and success of on-going research and development efforts.

Contractual cash commitments for the fiscal periods subsequent to March 31, 2022, are summarized as follows:

	Fiscal 2022	Thereafter	Total
Capital lease for equipment, including interest	$12,155	$171,161	$183,316
Minimum operating lease payments - Ross Optical division	$15,705	$134,799	$150,504

We have contractual cash commitments related to open purchase orders as of March 31, 2022 of approximately $1,263,003.

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

Item 4. Controls and Procedures.

Managements Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and our Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures, including internal control over financial reporting, were effective as of March 31, 2022, to ensure the information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended (i) is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are intended to be designed to provide reasonable assurance that such information is accumulated and communicated to our management. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of March 31, 2022.

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

We did not issue unregistered securities during the quarter ended March 31, 2022.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Frequency of Say on Pay

As previously reported on Form 8-K, in a non-binding advisory vote on the frequency of future say on pay votes held at the 2022 annual meeting on April 8, 2022, 7,877,182 shares voted for one year, 84,778 shares voted for two years, 41 shares voted for three years, and 5,045 shares abstained. On May 13, 2022, our board of directors has considered the outcome of this advisory vote and has determined, as was recommended with respect to this proposal by our board of directors in the proxy statement for the 2022 annual meeting, that we will hold future say on pay votes on an annual basis until the occurrence of the next advisory vote on the frequency of say on pay votes. The next advisory vote regarding the frequency of say on pay votes is required to occur no later than our 2028 annual meeting of stockholders.

Election to Waive Application of Mandatory Staggered Board Provision in Massachusetts General Laws Section 8.06(b)

On May 13, 2022, our board elected to be exempt from the provisions of Section 8.06(b) of the Massachusetts General Laws and to declassify the current board. Section 8.06(b) of the Massachusetts General Laws provides that the board of every public Massachusetts corporation shall be staggered by dividing the number of directors into three groups, as nearly equal in number as possible; the term of office of those of the first group, ''Class I Directors'', to continue until the first annual meeting following the date such public corporation becomes subject to this subsection and until their successors are elected and qualified; the term of office of those of the second group, ''Class II Directors'', to continue until the second annual meeting following the date the public corporation becomes subject to this subsection and until their successors are elected and qualified; and the term of office of those of the third group, ''Class III Directors'', to continue until the third annual meeting following the date such public corporation becomes subject to this subsection and until their successors are elected and qualified. Accordingly, and in accordance with our bylaws, prior to the waiver our board was staggered into three classes of directors.

Amendments of the Bylaws

On May 13, 2022, our board adopted an amendment to our amended and restated bylaws. Previously, our bylaws had not been amended since 2014.

The material changes to our bylaws comprise the following:

-	Annual meeting of stockholders

We made several clarifying changes, such as specifying that a majority of the board can call special meetings of stockholders and that such meetings can be postponed or rescheduled by the board.

Under the new bylaws, notice of meetings of stockholders must now be given at least ten days nor more than 60 days before the meeting, instead of at least seven days before the meeting. The notice may now also explicitly be given by electronic means. If the stockholders meeting is rescheduled or adjourned, the new bylaws clarify that no new notice need be given, unless the adjournment is for more than 30 days, or if after the adjournment a new record date is fixed for the adjourned meeting. The new bylaws state, that if a quorum initially is present at any meeting of stockholders, the stockholders may continue to transact business until adjournment, notwithstanding the withdrawal of enough stockholders to leave less than a quorum, but if quorum is not present at least initially, no business other than the adjournment may be transacted.

We added a provision that a stockholder may revoke any proxy that is not irrevocable by attending the meeting and voting in person, by filing with the secretary an instrument in writing revoking the proxy or by granting another duly executed proxy bearing a later date.

We also added a new provision giving the board or the presiding officer at the meeting the power to appoint an inspector of election.

Further, we added a new provision regarding stockholder proposals and nominations, specifically who can make such proposals, what information must be submitted, when and where to direct such proposals.

-	Board of Directors

Regarding the composition of the board, we dropped the maximum number of seats on the board leaving the decision up to the board. Further, the power to decrease or increase the board and to fill vacancies now rests solely with the board and not with the shareholders or the board alternatively. We further decided to declassify the board and have all directors stand for election at each annual meeting of stockholders. Notices for board meeting can now be transmitted electronically instead of by telegram. In addition, we added a provision to clarify that the board has the power to fix its remuneration, which may include reimbursement of expenses, salaries or attendance fees and can comprise cash or equity. The new bylaws also explicitly authorize us to purchase and maintain D&O insurance.

-	Officers

We updated the outdated terms of clerk and assistant clerk to secretary and assistant secretary, respectively. Further, we specified that the board has the power to elect the officers from time to time and deleted the dated reference to the incorporators or an election after each annual meeting. Thus, the tenure of each officers extends until the board has chosen, elected and qualified a successor.

-	Shares

Regarding stock certificates, the new bylaws state that shares may be uncertificated or represented by certificate, as before, and removed the entitlement for stockholders to request certificates. Further, in order to replace lost, destroyed or stolen certificates, the bylaws specify that we may now request documentation, indemnification or security to protect against claims.

-	Amendments of the Bylaws

The new bylaws removed the prohibition that the directors may not provide for indemnification of the board or amend the section on amendments to the bylaws.

Item 6. Exhibits.

Exhibit	Description

2.1	Asset Purchase Agreement between the Company and Optometrics Corporation, dated January 18, 2008 (included as Exhibit 2.1 to the Form 8-K filed January 25, 2008 and incorporated herein by reference).

3.1	Articles of Organization of Precision Optics Corporation, Inc., as amended (included as Exhibit 3.1 to the Form SB-2 filed March 16, 2007, and incorporated herein by reference).

3.2	Bylaws of Precision Optics Corporation, Inc. (included as Exhibit 3.2 to the Form S-1 filed December 18, 2008, and incorporated herein by reference).

3.3	Articles of Amendment to the Articles of Organization of Precision Optics Corporation, Inc., dated November 25, 2008 and effective December 11, 2008 (included as Exhibit 3.1 to the Form 8-K filed December 11, 2008, and incorporated herein by reference).

3.4	Amended and Restated Bylaws of Precision Optics Corporation, Inc. (included as Exhibit 3.1 to the Current Report on Form 8-K filed July 11, 2014, and incorporated herein by reference).

3.5*	Amendment to the Amended and Restated Bylaws of Precision Optics Corporation, Inc. effective May 13, 2022.

10.1	Precision Optics Corporation, Inc. 2011 Equity Incentive Plan, dated October 13, 2011 (included as Exhibit 10.2 to Form S-8 filed October 14, 2011, and incorporated herein by reference.)

10.2	Precision Optics Corporation, Inc. Amended 2011 Equity Incentive Plan, dated October 14, 2011, as amended on April 16, 2015 (included as Exhibit 10.1 to the Company’s Registration Statement on Form S-8 filed April 20, 2015, and incorporated herein by reference).

10.3	Compensation Agreement, by and among Precision Optics Corporation, Inc. and Joseph N. Forkey, dated August 2, 2018 (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 3, 2018, and incorporated herein by reference).

10.4+	Asset Purchase Agreement dated July 1, 2019, between Precision Optics Corporation, Inc. and Ross Optical Industries, Inc. and the shareholders (included as Exhibit 10.1 to the Form 8-K filed on July 8, 2019, and incorporated herein by reference).

10.5	Form of Purchase Agreement, by and among Precision Optics Corporation, Inc. and several Investors, dated July 1, 2019 (included as Exhibit 10.2 to the Form 8-K filed on July 8, 2019, and incorporated herein by reference).

10.6	Form of Registration Rights Agreement, by and among Precision Optics Corporation, Inc. and several Investors, dated July 1, 2019 (included as Exhibit 10.3 to the Form 8-K filed on July 8, 2019, and incorporated herein by reference).

10.7	Employment Agreement, by and among Precision Optics Corporation. Inc. and Divaker Mangadu, dated July 1, 2019 (included as Exhibit 10.4 to the Form 8-K filed on July 8, 2019, and incorporated herein by reference).

10.8	Employment agreement, by and among Precision Optics Corporation, Inc. and Jeff DiRubio, dated April 26, 2019 (included as Exhibit 10.16 to the annual report on Form 10-K filed on September 26, 2019, and incorporated herein by reference).

10.9+	Lease Agreement, by and among Precision Optics Corporation, Inc. and Texzona Industries Ltd. dated July 1, 2019 (included as Exhibit 10.17 to the annual report on Form 10-K filed on September 26, 2019, and incorporated herein by reference).

10.10	Employment Offer Letter Daniel S. Habhegger, dated December 2, 2019 (included as Exhibit 10.18 to the quarterly report on Form 10-Q filed on February 13, 2020, and incorporated herein by reference).

10.11	Form of Securities Purchase Agreement, by and among Precision Optics Corporation, Inc. and several Investors, dated April 14, 2020 (included as Exhibit 10.1 to the current report on Form 8-K filed on May 7, 2020, and incorporated herein by reference).

10.12	Form of Registration Rights Agreement, by and among Precision Optics Corporation, Inc. and several Investors, dated April 14, 2020 (included as Exhibit 10.2 to the current report on Form 8-K filed on May 7, 2020, and incorporated herein by reference).

10.13+	Asset Purchase Agreement, dated October 4, 2021, by and among Precision Optics Corporation, Inc. and Lighthouse Imaging, LLC and Anania & Associates Investment Company, LLC (included as Exhibit 10.1 to the current report on Form 8-K filed on October 8, 2021, and incorporated herein by reference).

10.14	Form of Securities Purchase Agreement, by and among Precision Optics Corporation, Inc. and several Investors, dated October 4, 2021 (included as Exhibit 10.2 to the current report on Form 8-K filed on October 8, 2021, and incorporated herein by reference).

10.15	Form of Registration Rights Agreement, by and among Precision Optics Corporation, Inc. and several Investors, dated October 4, 2021 (included as Exhibit 10.3 to the current report on Form 8-K filed on October 8, 2021, and incorporated herein by reference).

10.16+	Loan Agreement dated October 4, 2021, by and among Precision Optics Corporation, Inc. and Main Street Bank (included as Exhibit 10.4 to the current report on Form 8-K filed on October 8, 2021, and incorporated herein by reference).

10.17	$250,000 Revolving Line of Credit Note dated October 4, 2021 (included as Exhibit 10.5 to the current report on Form 8-K filed on October 8, 2021, and incorporated herein by reference).

10.18	$2,600,000 Term Loan Note dated October 4, 2021 (included as Exhibit 10.6 to the current report on Form 8-K filed on October 8, 2021, and incorporated herein by reference).

10.19	Security Agreement dated October 4, 2021, by and among Precision Optics Corporation, Inc. and Main Street Bank (included as Exhibit 10.7 to the current report on Form 8-K filed on October 8, 2021, and incorporated herein by reference).

10.20	Director side letter agreement dated October 4, 2021 (included as Exhibit 10.8 to the current report on Form 8-K filed on October 8, 2021, and incorporated herein by reference).

10.21	2022 Equity Incentive Plan (included as Appendix B to the Proxy Statement on Form DEF-14A filed on February 24, 2022, and incorporated herein by reference).

14.1	Precision Optics Corporation, Inc. Corporate Code of Ethics and Conduct (included as Exhibit 14.1 to the Form 10-K filed September 28, 2008, and incorporated herein by reference).

31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in iXBRL, and included in exhibit 101).

*	Filed herewith.

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

PRECISION OPTICS CORPORATION, INC.

Date: May 16, 2022	By:	/s/ Joseph N. Forkey
Joseph N. Forkey
Chief Executive Officer (Principal Executive Officer)

Date: May 16, 2022	By:	/s/ Daniel S. Habhegger
Daniel S. Habhegger
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

