Form 10-K
period 2022-06-30
PRECISION OPTICS CORPORATION, INC.
filed 2022-09-27
CIK 867840

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2022

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

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant on December 31, 2021 was approximately $22,844,417 based on a total of 9,518,507 shares of the registrant’s common stock held by non-affiliates on December 31, 2021, at the closing price of $2.40 per share as reported on the OTCQB market on December 31, 2021.

The number of shares of outstanding common stock of the registrant as of September 27, 2022 was 16,915,089.

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

On October 4, 2021, we closed on an asset purchase agreement with an effective date of October 1, 2021 with Lighthouse Imaging, LLC and Anania & Associates Investment Company, LLC for substantially all of the assets of Lighthouse Imaging, LLC, a Maine limited liability company operating a medical optics and digital imaging business. As Lighthouse Imaging of Windham, Maine we also operate as a manufacturer of advanced optical imaging systems and accessories. We have a strong expertise in electrical engineering and development of end to end medical visualization devices. Product development competencies at Lighthouse Imaging include Systems, Optical, Mechanical, Electrical and Process Development Engineering. Our product development team has extensive experience developing visualization systems that are used in a variety of clinical applications. Lighthouse Imaging is an industry leader in chip on tip visualization systems.

Approximately 34% our business during the fiscal year ended June 30, 2022 is from engineering services primarily relating to the design of medical device optical assemblies, 41% from the sale of both internally manufactured and purchased optical components, and 25% from the manufacture of optical assemblies and sub-assemblies primarily for medical device instrument applications. Our proprietary medical instrumentation line, unique custom design and manufacturing capabilities, and expert electrical engineering and development has generated traditional proprietary endoscopes and endocouplers as well as other custom imaging and illumination products for our customers’ use in minimally invasive surgical procedures. We design and manufacture 3D endoscopes and very small Microprecision lenses, assemblies and complete medical devices to meet the surgical community’s continuing demand for smaller, disposable, and more enhanced imaging systems for minimally invasive surgery.

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

Our websites are www.poci.com, www.rossoptical.com, and www.lighthouseoptics.com. Information contained on our websites does not constitute part of this report.

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

The acquisition of the assets of Lighthouse Imaging LLC effective October 1, 2021 expanded our electrical engineering and development of end-to-end medical visualization devices. Product development competencies at Lighthouse Imaging include systems, optical, mechanical, electrical and process development engineering. The Lighthouse product development team has extensive experience developing visualization systems that are used in a variety of clinical applications representing a vertical integration of our established product development capabilities we believe will provide our customers with value-added product development service and product offerings.

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

While our resources are substantially more limited than those of some of our competitors, we believe that we can compete successfully in this market on the basis of product quality, price, delivery and innovation tailored to our customers’ specifications. Our success will depend, in part, on our ability to maintain a technological advantage over our competitors and to effectively incorporate that technology into our custom designs. To this end, we intend to continue to aggressively support and augment our internal engineering, research and development resources and to aggressively pursue patent protection for existing and new technology. We believe that our unique technical capabilities in the areas of Microprecision™ optics, micro medical cameras and illumination, as well as 3D endoscopes, currently represent competitive advantages for us in the minimally invasive surgical device market. We recently augmented and extended these capabilities with the acquisition of Lighthouse Imaging which brings to the Company extensive experience with design and manufacture of minimally invasive optical imaging surgical devices, particularly those utilizing CMOS sensor and associated electronics technologies.

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

Sales and Marketing

Current sales and marketing activities are intended to broaden awareness of the benefits of our new technology platforms and our successful application of these new technologies to medical device projects requiring surgery-grade visualization, as well as defense and other industrial applications, from sub-millimeter sized devices and 3D endoscopy, including single-use products and assemblies. We market directly to established medical device companies primarily in the United States that we believe could benefit from our advanced endoscopy visualization systems. Through this direct marketing, referrals, attendance at trade shows and a presence in online professional association websites, we have expanded our on-going pipeline of projects to significant medical device companies and to well-funded emerging technology companies. We expect our customer pipeline to continue to expand as development projects transition to production orders and new customer projects enter the development phase. Our Ross Optical and Lighthouse divisions market through existing customers and trade shows, in addition to proactive online marketing strategies executed primarily through their websites. Through the gradual integration of the sales, marketing and operating resources of the three operations we have expect to realize both expanded sales opportunities from the coupling of Ross’ worldwide vendor relationships for optical components with our micro optics engineering services now expanded and strengthened by the addition of the Lighthouse electrical engineering expertise.

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

Ross Optical has an expanded network of overseas suppliers of various types and sizes of optical components and assemblies that enhance our ability to meet the material demands of our customers’ unique optical and medical device designs. During fiscal year 2022, 23% of the Ross Optical division sales were to customers outside of the United States and Canada, with the balance of sales primarily split between Western Europe and Singapore.

Research and Development

We believe that our future success depends, to a large degree, on our ability to continue to conceive and develop new optical products and technologies to enhance the performance characteristics and methods of manufacture of existing and new products. Although development work on behalf of customers is almost entirely performed under revenue generating contracts and customer purchase orders, research and development expenses are incurred on our own proprietary products and technology, such as Microprecision™ optics, micro medical cameras and 3D endoscopes. Accordingly, we treat engineering expenses not consumed in customer contracted development and our investment of funds and resources in internal product and intellectual property development as research and development expense in the accompanying statement of operations. For the years ended June 30, 2022 and 2021, research and development expenses were $666,479 and $624,253, respectively.

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

Employees

As of June 30, 2022, we had 77 employees, 76 of which were full-time employees. There were 36 employees in manufacturing, 21in engineering/research and development, 8 in sales, and 12 in finance and administration. We are not a party to any collective bargaining agreements. We believe our relations with our employees are very good.

Customers

During fiscal year 2022 we sold product and services to over 377 customers and no customer accounted for 10% or more of our total revenues during the fiscal years ended June 30, 2022, and 2021.

Our largest customer account receivable balance at June 30, 2022, was 8% of total accounts receivable. At June 30, 2021, our largest customer account receivable balance was 16% of total accounts receivable. No other accounts accounted for more than 10% of accounts receivable at June 30, 2022, or 2021.

Environmental Matters

Our operations are subject to a variety of federal, state and local laws and regulations relating to the discharge of materials into the environment or otherwise relative to the protection of the environment. From time to time, we use a small amount of hazardous materials in our operations. We believe that we currently comply with all applicable environmental laws and regulations and intend to do our best efforts to remain in compliance. Such compliance does not entail significant expense to us.

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

During the years ended June 30, 2022, and 2021, we incurred operating losses of $1,513,890 and $905,583, respectively. Our accumulated deficit at June 30, 2022, amounted to $48,094,394. We had working capital of $1,918,575 and $2,265,325 as of June 30, 2022, and 2021, respectively. We may continue incurring losses for the foreseeable future and not achieve sustained profitability in the near term. We must generate sufficient cash flow or raise additional capital to pursue our product development initiatives, and penetrate markets for the sale of our products. If required we believe that we have access to capital resources through possible public or private equity offerings, debt financings, corporate collaborations, strategic alliances, or other means. However, if we are unable to secure adequate additional capital when needed, we may be required to curtail our research and development initiatives and take additional measures to reduce costs to conserve our cash in amounts sufficient to sustain operations and meet our obligations.

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

We may not realize the opportunities from our acquisition of Lighthouse Imaging, LLC.

In October 2021, we purchased substantially all the assets of Lighthouse Imaging, LLC, a manufacturer of advanced optical imaging systems and accessories.  With the Lighthouse acquisition we strengthened our expertise in electrical engineering and development of end-to-end medical visualization devices. The success of the Lighthouse acquisition will depend on our ability to realize the anticipated opportunities to expand our product offerings and our stable of customers. There is no assurance that we will be able to realize those opportunities.

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

In the fiscal year ended June 30, 2022, and 2021, our largest customer represented approximately 9% of our total revenues. No other customer accounted for more than 10% of our revenues during those periods. At June 30, 2022, our largest customer account receivable balance was 8% of total accounts receivable. At June 30, 2021, our largest customer account receivable balance was 16% of total accounts receivable. No other customer accounted for more than 10% of total accounts receivable at June 30, 2022, or 2021.

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

At June 30, 2022, our largest customer account receivable balance was 8% of total accounts receivable. While we believe we have a varied customer base and have experienced strong collections in the past, we may experience changes in our customer base, including reductions in purchasing commitments, which could also have a material adverse effect on our revenues and liquidity. Additionally, our customers could become unable or unwilling to pay amounts owed to us. During fiscal 2018, we recorded a $227,500 reserve against accounts receivable amounts owed to us by one customer that has not been able to pay us for design services we provided. We have not had significant accounts receivable write-offs or additions to the accounts receivable reserve since then. We have not purchased insurance on our accounts receivable balances. Large uncollectible accounts receivable balances could have a material adverse effect on our financial condition.

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

We must continue to be able to attract and retain employees with the scientific and technical skills that our business requires and if we are unable to attract and retain such individuals, our business could be severely damaged.

Our ability to attract and retain employees with a high degree of scientific and technical talent is crucial to the success of our business. There is intense competition for the services of such persons, and we cannot guarantee that we will be able to attract and retain individuals possessing the necessary qualifications. If we cannot attract and retain such individuals, we may not be able to perform the necessary design services for our customers or produce our products causing damage to our business or an inability to meet customer demand or increase revenues.

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

Like any manufacturer, we are and always have been exposed to liability claims resulting from the use of products we assist in developing, manufacture and supply to our customers. Additionally, the products we supply could be used in conjunction with other products in medical device applications, such as certain endoscope products claimed to be associated with surgical suite contamination resulting from their intended re-use and re-sterilization. We maintain product liability insurance to cover us in the event of liability claims, and as of September 23, 2022, no such claims have been asserted or threatened against us. However, our insurance may not be sufficient to cover all possible future product claims, costs and any resulting liabilities.

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

Many of our competitors are large, well-financed companies who have research and marketing capabilities that are superior to ours.

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

As of June 30, 2022, there were 2,714,000 shares of our common stock issuable upon exercise of stock options outstanding, at a weighted average exercise price of $1.33 per share. As of June 30, 2022, a total of 206,403 and 1,000,000 shares of our common stock are reserved for issuance under our 2021 and 2022 Equity Incentive Plans respectively. Additionally, we issued 195,113 shares of our common stock during fiscal year 2022 for compensation and stock option exercises, and 3,437,500 shares of our common stock were issued during fiscal 2022 for the Lighthouse acquisition, which brought our total common shares outstanding to 16,915,089 at June 30, 2022. Moreover, we expect to issue additional shares and options to purchase shares of our common stock to compensate employees, consultants and directors, and we may issue additional shares to raise capital. Any such issuances will have the effect of further diluting the interest of the holders of our securities.

The market price of our common stock may be volatile, and the value of stockholders’ investment could decline significantly.

The trading price for our common stock has been, and we expect it to continue to be, volatile. The price at which our common stock trades depends upon a number of factors, including our historical and anticipated operating results, our financial situation, announcements of new products by us or our competitors, our ability or inability to raise the additional capital we may need and the terms on which we raise it, and general market and economic conditions. Some of these factors are beyond our control. Broad market fluctuations may lower the market price of our common stock and affect the volume of trading in our stock, regardless of our financial condition, results of operations, business or prospects. It is impossible to assure you that the market price of our shares of common stock will not fall in the future.

ITEM 2.       PROPERTIES.

We conduct our domestic operations at three facilities in Gardner, Massachusetts, one facility in El Paso, Texas, and one facility in Windham, Maine. We are currently a tenant-at-will, paying rent of $9,000 per month for our main Gardner facility. We rent three other smaller Gardner facilities on a month-to-month basis. Our Ross Optical division rents a facility in El Paso, Texas from an unrelated party pursuant to an operating lease through June 2025 at monthly base rates beginning at $3,652 and increasing to $3,837 per month during the term of the lease. Our Lighthouse division rents a facility in Windham, Maine from an unrelated party pursuant to an operating lease through July 31, 2025, at a monthly base rate of $11,477 for the remainder of the lease.

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

Holders

As of September 23, 2022, we had approximately 1,142 holders of record of our common stock. Holders of record include nominees who may hold shares on behalf of multiple owners.

Dividends

We have not declared any dividends during the last two fiscal years. At present, we intend to retain our earnings, if any, to finance research and development and the expansion of our business.

Recent Sales of Unregistered Securities

We have not issued any unregistered securities since October 4, 2021.

Securities Authorized for Issuance under Equity Compensation Plans

The following table summarizes information about our equity compensation plans as of June 30, 2022.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	44,698	$0.77	–
Equity compensation plans not approved by security holders	2,669,302	$1.34	1,206,403
Total	2,714,000	$1.33	1,206,403

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

2022 Equity Incentive Plan

The Precision Optics Corporation, Inc. 2022 Equity Incentive Plan, referred to as the 2022 Plan, was adopted by our Board on February 7, 2022 and approved by our Shareholders on April 8, 2022. The 2022 Plan allows for the granting of stock options to selected employees, directors and other persons who provide services to us or our affiliates for up to a total of 1,000,000 shares of the Company’s common stock. We plan to file a registration statement on Form S-8 to register the shares authorized under the 2022 Plan.

ITEM 6.       SELECTED FINANCIAL DATA. [RESERVED]

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

Approximately 34% of our business during the fiscal year ended June 30, 2022 is from engineering services primarily relating to the design of medical device optical assemblies, 41% from the sale of both internally manufactured and purchased optical components, and 25% from the manufacture of optical assemblies and sub-assemblies primarily for medical device instrument applications. Our proprietary medical instrumentation line, unique custom design and manufacturing capabilities, and expert electrical engineering and development has generated traditional proprietary endoscopes and endocouplers as well as other custom imaging and illumination products for our customers’ use in minimally invasive surgical procedures. We design and manufacture 3D endoscopes and very small Microprecision lenses, assemblies and complete medical devices to meet the surgical community’s continuing demand for smaller, disposable, and more enhanced imaging systems for minimally invasive surgery.

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

The information that we post on these social media channels could be deemed to be material information. Therefore, we encourage investors, the media, and others interested in Precision Optics to review the information that we post on these social media channels. These social media channels may be updated from time to time on Precision Optics investor relations website. The information on, or accessible through, our websites and social media channels is not incorporated by reference in this Annual Report on Form 10-K.

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

Results of Operations for the Fiscal Year Ended June 30, 2022 as Compared to the Fiscal Year Ended June 30, 2021

Total revenues for the fiscal year ended June 30, 2022 were $15,678,248, as compared to $10,674,907 for the same period in the prior year, an increase of $5,003,341, or 46.9%, primarily due to inclusion of the Lighthouse division since its acquisition on October 4, 2021. Excluding the effect of the Lighthouse acquisition, assembly production revenue increased approximately $801,000 in fiscal year 2021 compared to fiscal year 2020, optical component revenue increased approximately $731,000 while engineering revenue decreased approximately $404,000, and optical component revenues were virtually unchanged during the same period. The increases in assembly production revenue were driven primarily by a large reorder from a large medical device company for a spinal surgery application, while the increases in optical components were largely driven by a large order from a large defense/aerospace customer. Decreases in the engineering revenue year over year are primarily due to timing of certain programs while the pipeline for these revenue sources remains strong.

Our largest customer during the fiscal year ended June 30, 2022 accounted for 9.4% of our revenue and represented manufacturing assembly revenues for a medical diagnostic system. We generated revenues from 377 unique customers during the year ended June 30, 2022, and no single customer accounted for 10% or more of our revenue for the fiscal years ended June 30, 2022, or 2021.

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

Gross profit for fiscal year ended June 30, 2022 of $4,928,187, reflected an increase of $1,494,602, or 43.5%, as compared to gross profit for fiscal year 2021 of $3,433,585, and was principally the result of inclusion of the Lighthouse division since its acquisition in October 2021. Gross profit, as a percentage of revenues for fiscal year 2022, was 31.4% as compared to gross profit, as a percentage of revenues for fiscal year 2021, of 32.2%. Gross profit and gross profit percentage for any given fiscal period depend on a number of factors, including overall sales volume, facility utilization, product sales mix, the nature and costs of engineering services, design challenges and changes, production start-up costs, customer-imposed project changes or delays, and the effects of COVID-19 pandemic policy decisions on various economies and our suppliers and customers, as well as the effects on production efficiencies due to the augmented policies we have incorporated into our operations as a result of the COVID-19 pandemic.

Our decrease in gross margin from 32.2% to 31.4% during the fiscal year ended June 30, 2022 compared to 2021 was primarily the result of a gross margin decrease in one engineering project due to cost over-runs, lower than target margins on manufacturing programs at our Lighthouse division due to slower than expected transfer of projects from engineering to production and a lower realized margin on a large volume recurring component product produced for a catalog reselling customer. The remainder of our production, engineering and component revenues resulted in margins within our targeted range with reasonably expected fluctuations.

Research and development expenses were $666,479 for fiscal year 2022 as compared to $624,253 for fiscal year 2021. The increase of $42,226, or 6.8%, in fiscal year 2022 compared to fiscal year 2021 is considered to be a customary change resulting from the normal course of business and reflects a similar level of engineering related development projects in fiscal year 2022 compared to 2021. We believe research and development activities enhance our technology platform of capabilities and our overall competitiveness in providing unique optical and illumination solutions for medical device endoscopes.

Selling, general and administrative expenses were $5,613,473 for the fiscal year ended June 30, 2022, compared to $3,714,915 for the same period in the prior year, an increase of $1,898,558, or 51.1%. The increase in selling, general and administrative expenses in the year ended June 30, 2022 was primarily due to inclusion of the Lighthouse division since its acquisition in October 2021, plus increased stock based compensation and marketing related expenses as well as additions to our administrative team due to the growth of the overall organization.

The income tax provisions in fiscal years 2022 and 2021 represent the minimum statutory state income tax liability.

Liquidity and Capital Resources

We have sustained recurring net losses for several years. During the years ended June 30, 2022 and 2021 we incurred operating losses of $1,513,890 and $905,583, respectively. At June 30, 2022, our cash and cash equivalents were $605,749, accounts receivable were $2,663,872, and current liabilities were $4,586,641, including $905,113 of advances paid against open purchase orders by our customers.

Although our revenue and gross margin have increased due to new business from our acquisition of Lighthouse Imaging, our operating expenses have also increased, and we continue to experience pricing pressure from our customers and challenges in engineering projects and production orders that can result in cost over-runs and depressed gross margins. We also continue to experience added uncertainty related to our vendors ability to supply materials and our customers future order levels as a result of the economic impact the COVID-19 world-wide pandemic and related jurisdictional policies and regulations and lingering supply-chain issues. Consequently, critical to our ability to maintain our financial condition is achieving and maintaining a level of quarterly revenues that generate break even or better financial performance as well as timely collection of accounts receivable from our customers. We believe profitable operating results can be achieved through a combination of sales growth, realized gross margins and controlling operating expense increases, all of which are subject to periodic fluctuations resulting from sales mix and the stage of completion of varying engineering service projects as they progress towards and into production level revenues.

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

On October 4, 2021 we acquired the assets of Lighthouse Imaging, LLC as described in note 2. Business Acquisition to the accompanying financial statements in this Form 10-K. To finance the cash portion of the acquisition price we entered into a $2,600,000 bank term loan, sold shares of our common stock for gross proceeds of $1,500,000. We also secured a $250,000 bank line of credit from the same bank for working capital needs, upon which no borrowings were outstanding as of June 30, 2022.

Capital equipment expenditures during fiscal year 2022 and fiscal year 2021 were $113,197 and $237,900, respectively, $161,976 of which in fiscal year 2021, was funded by leasing agreements with monthly payment obligations. Patent application expenditures during fiscal year 2022 and fiscal year 2021 were $39,543 and $46,473, respectively. The level of future capital equipment and patent expenditures will depend on future sales and success of on-going research and development efforts.

Contractual cash commitments for the fiscal years subsequent to June 30, 2022, are summarized as follows:

	Fiscal 2023	Thereafter	Total
Capital lease for equipment, including interest	$48,619	$120,542	$169,161
Minimum operating lease payments	$181,556	$377,904	$559,460

We have contractual cash commitments related to open purchase orders as of June 30, 2022 of approximately $1,557,582.

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

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Stockholders of Precision Optics Corporation, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Precision Optics Corporation, Inc. (the Company) as of June 30, 2022 and 2021, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the two year period ended June 30, 2022, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the two year period ended June 30, 2022, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

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

Goodwill Impairment Assessment – Lighthouse Imaging Division

As described in Note 2 to the consolidated financial statements, the Company’s consolidated goodwill balance and goodwill balance for the Lighthouse Imaging Division was $8.8 million and $8.1 million, respectively, as of June 30, 2022. As disclosed, management conducts a goodwill impairment test whenever events or changes in circumstances indicate that the book value of the asset may not be recoverable. For reporting units evaluated using a quantitative assessment, the fair values are determined using an income approach. The income approach determines fair value based on discounted cash flow models derived from the reporting units’ long-term forecasts. An impairment loss would be recognized when the carrying amount of a reporting unit’s net assets exceeds the estimated fair value of the reporting unit. Estimates and assumptions are utilized in the valuations, including discounted projected cash flows, terminal value growth rates, revenue growth rates, earnings before interest, taxes, depreciation and amortization (EBITDA) margins, and discount rates.

The principal considerations for our determination that performing procedures relating to the goodwill impairment assessment of the Lighthouse Imaging Division is a critical audit matter are (i) the high degree of auditor judgment and subjectivity in applying procedures relating to the goodwill impairment assessment due to the significant judgment by management when developing the fair value measurement of the reporting unit and (ii) significant audit effort was necessary to perform procedures and evaluate audit evidence related to the revenue growth rates and EBITDA margins assumptions utilized in the income approach.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, among others, (i) testing management’s process for developing the fair value estimate; (ii) evaluating the appropriateness of the valuation model used in management’s estimate; (iii) testing the completeness, accuracy, and relevance of underlying data used in the model; and (iv) evaluating the reasonableness of the revenue growth rates and EBITDA margins assumptions used by management. Evaluating management’s assumptions related to the revenue growth rates and EBITDA margins involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the reporting unit, and (ii) whether these assumptions were consistent with evidence obtained in other areas of the audit.

/s/ Stowe & Degon LLC

We have served as the Company’s auditor since 2008

Westborough, Massachusetts

September 27, 2022

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

Consolidated Balance Sheets at June 30, 2022 and 2021

	2022	2021
ASSETS
Current Assets:
Cash and cash equivalents	$605,749	$861,650
Accounts receivable, net of allowance for doubtful accounts of $44,135 at June 30, 2022 and $251,383 at June 30, 2021	2,663,872	1,878,755
Inventories	3,022,147	1,885,395
Prepaid expenses	213,448	150,635
Total current assets	6,505,216	4,776,435

Fixed Assets:
Machinery and equipment	3,215,412	3,084,511
Leasehold improvements	843,903	792,723
Furniture and fixtures	219,999	178,640
	4,279,314	4,055,874
Less—Accumulated depreciation and amortization	3,651,843	3,461,622
Net fixed assets	627,471	594,252

Operating lease right-to-use asset	517,725	61,247
Patents, net	229,398	141,702
Goodwill	8,824,210	687,664

TOTAL ASSETS	$16,704,020	$6,261,300

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of capital lease obligation	$40,705	$38,347
Current maturities of long-term debt	367,714	–
Current portion of acquisition earn out liability	166,667	166,667
Accounts payable	2,239,175	1,205,149
Customer advances	905,113	450,084
Accrued compensation and other	716,702	589,616
Operating lease liability	150,565	61,247
Total current liabilities	4,586,641	2,511,110

Capital lease obligation, net of current portion	111,691	152,397
Long-term debt, net of current maturities	1,961,141	–
Acquisition earn out liability, net of current portion	705,892	166,666
Operating lease liability, net of current portion	367,160	–

Stockholders’ Equity:
Common stock, $0.01 par value: 50,000,000 shares authorized; issued and outstanding – 16,915,089 shares at June 30, 2022 and 13,282,476 shares at June 30, 2021	169,150	132,825
Additional paid-in capital	56,896,739	50,464,280
Accumulated deficit	(48,094,394)	(47,165,978)
Total stockholders’ equity	8,971,495	3,431,127

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$16,704,020	$6,261,300

The accompanying notes are an integral part of these consolidated financial statements.

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

for the Years Ended June 30, 2022 and 2021

	2022	2021

Revenues	$15,678,248	$10,674,907
Cost of goods sold	10,750,061	7,241,322

Gross profit	4,928,187	3,433,585

Research and development expenses, net	666,479	624,253
Selling, general and administrative expenses	5,613,473	3,714,915
Business acquisition expenses	162,125	–
Total operating expenses	6,442,077	4,339,168

Operating loss	(1,513,890)	(905,583)

Other income (expense)
Interest expense	(155,658)	(5,302)
Gain on forgiveness of bank note	–	808,962
Gain on revaluation of contingent earn-out liability	742,084	–

Loss before provision for income taxes	(927,464)	(101,923)

Provision for income taxes	952	912

Net loss	$(928,416)	$(102,835)

Loss per share:
Basic and fully diluted	$(0.06)	$(0.01)

Weighted average common shares outstanding:
Basic and fully diluted	15,887,161	13,281,351

The accompanying notes are an integral part of these consolidated financial statements.

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

for the Years Ended June 30, 2022 and 2021

	Number of Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity

Balance, June 30, 2020	13,191,789	$131,918	$49,702,986	$(47,063,143)	$2,771,761
Proceeds from exercise of stock options	72,000	720	27,551	–	28,271
Exercise of stock options net of 21,313 shares withheld	18,687	187	(187)	–	–
Stock-based compensation	–	–	733,930	–	733,930
Net loss	–	–	–	(102,835)	(102,835)
Balance, June 30, 2021	13,282,476	132,825	50,464,280	(47,165,978)	3,431,127

Issuance of common stock in private placement	937,500	9,375	1,480,625	–	1,490,000
Issuance of common stock in business acquisition	2,500,000	25,000	3,975,000	–	4,000,000
Proceeds from exercise of stock option	58,200	582	62,708	–	63,290
Exercise of stock options net of 109,682 shares withheld	127,818	1,277	(1,277)	–	–
Issuance of common stock for employee services	9,095	91	19,909	–	20,000
Stock-based compensation	–	–	895,494	–	895,494
Net loss	–	–	–	(928,416)	(928,416)
Balance, June 30, 2022	16,915,089	$169,150	$56,896,739	$(48,094,394)	$8,971,495

The accompanying notes are an integral part of these consolidated financial statements.

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the Years Ended June 30, 2022 and 2021

	2022	2021
Cash Flows from Operating Activities:
Net loss	$(928,416)	$(102,835)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities-
Gain on revaluation of contingent earn-out liability	(742,084)	–
Depreciation and amortization	190,221	146,799
Stock-based compensation expense	915,494	733,930
Non-cash interest expense	55,017	–
Gain on forgiveness of bank note	–	(808,962)
Changes in operating assets and liabilities, net of effects of business acquisition-
Accounts receivable, net	(108,140)	(397,318)
Due from related party	84,210
Inventories	(680,744)	311,849
Prepaid expenses	19,312	(16,928)
Accounts payable	819,284	139,144
Customer advances	(371,650)	33,025
Accrued compensation and other	(185,875)	7,846
Net cash (used in) provided by operating activities	(933,371)	46,550

Cash Flows from Investing Activities:
Acquisition of businesses	(255,062)	–
Additional patent costs	(39,543)	(46,473)
Purchases of property and equipment	(113,197)	(75,924)
Net cash used in investing activities	(407,802)	(122,397)

Cash Flows from Financing Activities:
Payment of capital lease obligations	(38,349)	(58,804)
Payments of long-term debt	(247,002)	–
Payment of debt issuance costs	(26,000)	–
Payment of acquisition earn-out liability	(166,667)	(166,667)
Gross proceeds from private placements of common stock	1,500,000	–
Gross proceeds from exercise of stock options	63,290	28,271
Net cash provided by (used in) financing activities	1,085,272	(197,200)

Net decrease in cash and cash equivalents	(255,901)	(273,047)
Cash and cash equivalents, beginning of year	861,650	1,134,697

Cash and cash equivalents, end of year	$605,749	$861,650

Supplemental disclosure of cash flow information:
Cash paid during the year for income taxes	$912	$2,165

Supplemental disclosure of non-cash financing activities:
Issuance of common stock for services	$20,000	$–
Acquisition of business financed with long-term debt	$2,600,000	$–
Common stock issued in business acquisition	$4,000,000	$–
Acquisition of Manufacturing Equipment Under Capital Lease	$–	$161,976

The accompanying notes are an integral part of these consolidated financial statements.

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(1)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	Nature of Business

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

The Company disaggregates revenues by product and service types as it believes it best depicts how the nature, amount, timing and uncertainty of revenues and cash flows are affected by economic factors. Revenues are comprised of the following for the fiscal years ended June 30, 2022 and 2021:

	2022	2021
Engineering Design Services	$5,371,483	$2,770,481
Optical Components	6,481,896	5,751,212
Medical Device Products and Assemblies	3,824,869	2,153,214
Total Revenues	$15,678,248	$10,674,907

Contract Assets and Liabilities

The nature of the Company’s products and services does not generally give rise to contract assets as it typically does not incur costs to fulfill a contract before a product or service is provided to a customer. The Company’s costs to obtain contracts are typically in the form of sales commissions paid to employees. The Company has elected to expense sales commissions associated with obtaining a contract as incurred as the amortization period is generally less than one year. These costs have been recorded in selling, general and administrative expenses. As of June 30, 2022, there were no contract assets recorded in the Company’s Consolidated Balance Sheets.

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

Contract liabilities, which were recorded as customer advances in the Company’s Consolidated Balance Sheets, and unearned revenue are comprised of the following:

	Fiscal Year Ended June 30,
	2022	2021
Contract liabilities, beginning of period	$450,084	$417,059
Unearned revenue received from customers	3,780,215	1,322,005
Revenue recognized	(3,325,186)	(1,288,980)
Contract liabilities, end of period	$905,113	$450,084

(d)	Cash and Cash Equivalents

The Company includes in cash equivalents all highly liquid investments with original maturities of three months or less at the time of acquisition. Cash and cash equivalents of $605,749 and $861,650 at June 30, 2022 and 2021, respectively, consist primarily of cash at banks and money market funds. The Company maintains its cash and cash equivalents in bank deposit accounts that, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on its cash and cash equivalents.

(e)	Inventories

Inventories are stated at the lower of cost (first-in, first-out) and net realizable value and include material, labor and manufacturing overhead. The components of inventories at June 30, 2022 and 2021 are as follows:

	2022	2021
Raw material	$1,414,996	$626,255
Work-in-progress	460,460	453,117
Finished goods	1,146,691	806,023
Total Inventories	$3,022,147	$1,885,395

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

Depreciation and amortization expense was $245,238 and $146,799 for the years ended June 30, 2022 and 2021, respectively.

(g)	Significant Customers and Concentration of Credit Risk

Financial instruments that subject the Company to credit risk consist primarily of cash equivalents and trade accounts receivable. The Company places its investments with highly rated financial institutions. The Company has not experienced any losses on these investments to date. At June 30, 2022, no individual customer accounted for more 10% of the Company’s total accounts receivable. At June 30, 2021, the Company’s largest customer account receivable balance was 16% of total accounts receivable, and no other account totaled more than 10% of the accounts receivable balance at June 30, 2021.

The allowance for doubtful accounts receivable was $44,135 at June 30, 2022, and $251,383 at June 30, 2021. $227,500 of the reserve at June 30, 2021, was established in fiscal year 2018 relating to one specific customer, which was written off as uncollectable in fiscal year 2022. Other than these doubtful accounts receivable, the Company has not experienced any material losses related to accounts receivable from individual customers. The Company generally does not require collateral or other security as a condition of sale, rather it relies on credit approval, balance limitation and monitoring procedures to control credit risk in trade account financial instruments. Management believes the allowance for doubtful accounts, which is established based upon review of specific account balances and historical experience, is adequate at June 30, 2022.

The Company had revenues from 377 unique customers during fiscal year 2022, and no single customer accounted for 10% or more of the Company’s revenue for the fiscal years ended June 30, 2022, or 2021.

(h)	Loss per Share

Basic income (loss) per share is computed by dividing net income or net loss by the weighted average number of shares of common stock outstanding during the period. Diluted income (loss) per share is computed by dividing net income or net loss by the weighted average number of shares of common stock outstanding during the period, plus the number of potentially dilutive securities outstanding during the period such as stock options and warrants. For the year ended June 30, 2022 and 2021, the effect of such securities was antidilutive and not included in the diluted calculation because of the net loss generated in those periods.

The following is the calculation of loss per share for the years ended June 30, 2022 and 2021:

	Year Ended June 30
	2022	2021
Net Loss– Basic and Diluted	$(928,416)	$(102,835)

Basic and diluted weighted average shares outstanding	15,887,161	13,281,351

Loss per share
Basic and fully diluted	$(0.06)	$(0.01)

The number of shares issuable upon the exercise of outstanding stock options and warrants that were excluded from the computation as their effect was antidilutive was approximately 2,714,000 and 2,578,200 for the years ended June 30, 2022, and 2021, respectively.

(i)	Stock-Based Compensation

The measurement and recognition of compensation costs for all stock-based awards made to employees and the Board of Directors are based upon fair value over the requisite service period for awards expected to vest. The Company estimates the fair value of share-based awards on the date of grant using the Black-Scholes option-pricing model. Stock-based compensation costs recognized for the years ended June 30, 2022, and 2021 amounted to $895,494 and $733,930, respectively.

(j)	Goodwill and Patents

Long-lived assets such as goodwill and patents are capitalized when acquired and reviewed for impairment whenever events or changes in circumstances indicate that the book value of the asset may not be recoverable. Impairment of the carrying value of long-lived assets such as goodwill and patents would be indicated if the best estimate of future undiscounted cash flows expected to be generated by the asset grouping is less than its carrying value. If an impairment is indicated, any loss is measured as the difference between estimated fair value and carrying value and is recognized in operating income or loss. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. No such impairments of goodwill or patents have been estimated by management during the years ended June 30, 2022 or 2021.

(k)	Fair Value of Financial Instruments

Financial instruments consist principally of cash and cash equivalents, accounts receivable and accounts payable. The estimated fair value of these financial instruments approximates their carrying value due to their short-term nature.

(l)	Warranty Costs

The Company does not incur future performance obligations in the normal course of business other than providing a standard one-year warranty on materials and workmanship to its customers (except in certain unusual and infrequently occurring situations where extended warranty terms beyond one year are negotiated with the customer). The Company provides for estimated warranty costs at the time product revenue is recognized. Warranty costs have been included as a component of cost of goods sold in the accompanying consolidated statements of operations. The following tables summarize warranty reserve activity for the years ended June 30, 2022 and 2021:

	2022	2021
Balance at beginning of period	$25,000	$25,000
Provision for warranty claims	–	7,611
Warranty claims incurred	–	(7,611)
Balance at end of period	$25,000	$25,000

(m)	Research and Development

Research and development expenses are charged to operations as incurred. The Company groups development and prototype costs and related reimbursements in research and development. There were no reimbursements for research and development recorded in research and development for the years ended June 30, 2022, and 2021.

(n)	Comprehensive Income

Comprehensive income or loss is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The Company’s comprehensive loss or income for the years ended June 30, 2022 and 2021 was equal to its net loss for the same periods.

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

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in making decisions about how to allocate resources and assess performance. The Company’s chief decision-maker is its Chief Executive Officer. To date, the Company has viewed its operations and manages its business as principally one segment. For all periods presented, over 88% of the Company’s sales have been to customers in the United States.

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

(2)	BUSINESS ACQUISITION

On October 4, 2021, the Company entered into an asset purchase agreement to acquire substantially all of the assets of Lighthouse Imaging, LLC, a medical optics and digital imaging business, as described in Forms 8-K and 8-K/A that the Company filed with the Securities and Exchange Commission on October 8, 2021 and December 20, 2021, respectively. The aggregate cash purchase price consisted of $2,855,063 in cash at closing, $1,500,000 as earn-out consideration over the subsequent two year period, and 2,500,000 unregistered shares of common stock issued to the seller at closing. The effective date of the acquisition was October 4, 2021, and the actual results of operations of the Lighthouse division since that date are included in the accompanying consolidated financial statements as of, and for the three and nine months ended, June 30, 2022.

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

Consolidated unaudited pro forma results of operations for the Company are presented below for the years ended June 30, 2022 and 2021 assuming that the acquisition of the Lighthouse division has occurred on July 1, 2020. Pro forma operating results include net adjustments resulting from the acquisition transaction and decreasing operating expenses by $253,914 and decreasing other income by $419,076, including $320,480 of SBA Payroll Protection Program note forgiveness by Lighthouse, during the fiscal year ended June 30, 2021. Pro forma revenues and net loss for the year ended June 30, 2022 include operating results of the Lighthouse during the three months ended September 30, 2022 before its acquisition and approximately $70,200 of pro forma operating expense adjustments relating to interest, depreciation, management fees, and grant reimbursements.

	Fiscal Year Ended June 30,
	2022	2021
	Pro-Forma	Pro-Forma
Revenues	$17,122,585	$15,626,745
Net (loss) income	$(871,121)	$94,617
Earnings (loss) per share
Basic	$(0.05)	$0.01
Fully diluted	$(0.05)	$0.01

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

Transactions with Stockholders Known by the Company to Own 5% or More of the Company’s Common Stock

On October 4, 2021, the Company entered into agreements with accredited investors for the sale and purchase of 937,500 shares of our common stock, $0.01 par value, at a per unit price of $1.60 per share. We received $1,500,000 in gross proceeds from the offering.

The placement proceeds were used to partially fund the business acquisition of the Lighthouse division. In compliance with the registration rights agreement entered into with the investors, on January 31, 2022 the Company filed a registration statement for the shares with the Securities and Exchange Commission which became effective on February 11, 2022. Ms. Sandra Pessin acquired 468,750 shares in this placement for $750,000 or $1.60 per share, and at that time Ms. Pessin was an owner of more than 5% of the Company’s outstanding common stock.

Acquisition Earn Out Obligations

As partial consideration for the July 2019 acquisition of the Ross Optical division the Company agreed to pay $500,000 as an earn-out contingent upon the satisfaction of certain financial thresholds consisting of mutually agreed upon revenue and gross margin targets of the Ross Optical division over a term of three years, beginning on July 1, 2019, at a rate of up to $166,667 per year. As of June 30, 2022 the first and second year portions of $166,667 have been paid and the $166,667 remainder of the obligation is recorded as a short-term liability in the accompanying balance sheet at June 30, 2022.

As partial consideration for the October 2021 acquisition of the Lighthouse division the Company agreed to pay $1,500,000 as an earn-out at the rate of $750,000 per annum from October 1, 2021 contingent upon the Lighthouse division achieving certain levels of gross margin during the two year earn-out periods. As of June 30, 2022 the first annual earn-out liability of $750,000 for the period ending September 30, 2022 has been written off to other income due to the Company’s determination that the Lighthouse division will not achieve the minimum gross margin requirement for the first annual period ending September 30, 2022. The second $750,000 portion of the earn-out contingency remains in long-term liabilities in the accompanying balance sheet at June 30, 2022.

(b)	Bank Financing Activities

SBA PPP Loan Forgiveness

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

Bank Line of Credit

On October 4, 2021, the Company entered into a Loan Agreement with Main Street Bank of Marlborough, Massachusetts, which provided for a $2,600,000 Term Loan and a $250,000 Revolving Line of Credit Loan Facility, which was increased to $500,000 effective May 17, 2022. The $500,000 line of credit is due on demand and had zero borrowings outstanding at June 30, 2022. Borrowings under the line of credit bear interest payable monthly at the prime lending rate plus 1.5% per annum and shall not be less than 4.75% per annum. Borrowings under the line of credit are limited to the borrowing base comprised of a percentage of accounts receivable and inventory and are secured by all the assets of the Company.

Long-Term Debt

Long-term debt consists of the following at June 30, 2022:

Amount
Term Loan Note payable to Main Street Bank with monthly principal payments of $30,952.38 plus interest at the prime lending rate plus 1.5% per annum. Secured by all assets of the Company, and subject to certain periodic reporting to the bank, an annual minimum debt service coverage ratio of 1.20:1 commencing with the fiscal year ending June 30, 2023, and other conditions. The Term Loan Note matures on October 15, 2028	$2,352,381

Less current maturities	(367,714)
Less debt issuance costs, net of accumulated amortization of $2,167	(23,526)
Long-term debt, net of current portion of debt issuance costs	$1,961,141

At June 30, 2022 principal payments due on the Term Loan Note payable are as follows:

Fiscal Year Ending June 30:
2023	$371,429
2024	371,429
2025	371,429
2026	371,429
2027	371,429
Thereafter	495,236
$2,352,381

(c)	Lease Obligation

In March 2021 the Company entered into a five-year capital lease in the amount of $161,977 for manufacturing equipment. In January 2020, the Company entered into a five-year capital lease for $47,750 for manufacturing equipment. The net book value of fixed assets under capital lease obligations as of June 30, 2022 is $146,154.

On July 1, 2019 the Company entered into a three-year operating lease for its facility in El Paso, Texas, and in February 2022 the Company entered into an extension of the lease for an additional three years through June 2025. Remaining minimum lease payments at June 30, 2022 total $134,799. Total rent expense including base rent and common area expenses was $62,822 and $62,717 during the fiscal years ended June 30, 2022 and 2021, respectively. On October 4, 2021 the Company assumed the remaining term of the Windham Maine lease as part of the Lighthouse acquisition. The lease expires on July 31, 2025. Remaining minimum lease payments at June 30, 2022 total $424,661. Total rent expense including base rent and common area expenses was $105,051 during the fiscal year ended June 30, 2022. Included in the accompanying balance sheet at June 30, 2022 is a right-of-use asset of $517,725 and current and long-term right-of-use operating lease liabilities of $150,565 and $367,160, respectively.

At June 30, 2022 future minimum lease payments under the capital lease and operating lease obligations are as follows:

Fiscal Year Ending June 30:	Capital Leases	Operating Lease
2023	$48,619	$181,556
2024	48,619	182,652
2025	43,919	183,775
2026	28,004	11,477
Total Minimum Payments	169,161	$559,460
Less: amount representing interest	16,765
Present value of minimum lease payments	152,396
Less: current portion	40,705
	$111,691

The Company’s operating leases for its Gardner, Massachusetts office, production and storage spaces plus an equipment have expired and are continuing on a month-to-month tenant at will basis. Rent expense on these operating leases was $203,355 and $172,903 for the fiscal years ended June 30, 2022 and 2021, respectively.

(4)	STOCKHOLDERS’ EQUITY

(a)	Stock-Based Compensation Expense

The following table summarizes stock-based compensation expense for the years ended June 30:

	2022	2021
Cost of Goods Sold	$115,021	$113,659
Research and Development Expenses	218,847	171,447
Selling, General and Administrative Expenses	561,626	448,824
Stock Based Compensation Expense	$895,494	$733,930

As of June 30, 2022, the unrecognized compensation costs related to options vesting in the future is $534,653. No compensation has been capitalized because such amounts would have been immaterial. There was no net income tax benefit recognized related to such compensation for the years ended June 30, 2022, or 2021, as the Company is currently in a loss position. There were 614,500 stock options granted during the year ended June 30, 2022, and 630,000 stock options granted during the year ended June 30, 2021.

The Company uses the Black-Scholes option-pricing model as the most appropriate method for determining the estimated fair value for the stock awards. The Black-Scholes method of valuation requires several assumptions: (1) the expected term of the stock award; (2) the expected future stock volatility over the expected term; and (3) risk-free interest rate. The expected term represents the expected period of time the Company believes the options will be outstanding based on historical information. Estimates of expected future stock price volatility are based on the historic volatility of the Company’s common stock and the risk-free interest rate is based on the U.S. Zero-Bond rate. The Company utilizes a forfeiture rate based on an analysis of the Company’s actual experience. The fair value of options at date of grant was estimated with the following assumptions for options granted in fiscal year 2022:

Year Ended
June 30, 2022
Assumptions:
Option life	5.3 years
Risk-free interest rate	3.0%
Weighted average stock volatility	100%
Dividend yield	0
Weighted average fair value of grants	$2.11

(b)        Common Stock Issued for Services

In December 2021, the Company issued 9,095 shares of its common stock to its Chief Financial Officer as compensation for services performed. The company recognized $20,000 of stock based compensation expense during the three months ended December 31, 2021 relating to these common stock shares.

(c)        Stock Option Plans

The type of share-based payments currently utilized by the Company is stock options.

The Company has various stock option and other compensation plans for directors, officers and employees. The Company has the following stock option plans outstanding as of June 30, 2022: The Precision Optics Corporation, Inc. 2021 Equity Incentive Plan (the “2021 Plan”), the Precision Optics Corporation, Inc. 2011 Equity Incentive Plan (the “2011 Plan”) and the Precision Optics Corporation, Inc. 2006 Equity Incentive Plan (the “2006 Plan”). Vesting periods under each of the Plans are at the discretion of the Board of Directors and typically average three years and in some instances are subject to future performance criteria. Options under these Plans are granted at fair market value on the date of grant and typically have an initial term of ten years from the date of grant, subject to certain cancellation provisions including employment termination. As of June 30, 2022, all shares of the Company’s common stock issuable pursuant to exercise of stock options granted pursuant to the three plans have been registered by filing of Registration Statements on Form S-8 with the Securities and Exchange Commission.

On April 8, 2022, the Shareholders approved the 2022 Plan which provides eligible participants (certain employees, directors, consultants, etc.) the opportunity to receive a broad variety of equity based and cash awards. Options granted vest and are exercisable for periods determined by the Board of Directors, not to exceed 10 years from the date of grant. A maximum 1,000,000 shares of the Company’s common stock may be issued under the 2022 Plan. At June 30, 2022, there were no stock options outstanding and 1,000,000 shares of common stock were available for future grants under the 2022 Plan.

On May 10, 2021, the Board of Directors approved the 2021 Plan which provides eligible participants (certain employees, directors, consultants, etc.) the opportunity to receive a broad variety of equity based and cash awards. Options granted vest and are exercisable for periods determined by the Board of Directors, not to exceed 10 years from the date of grant. A maximum 1,000,000 shares of the Company’s common stock may be issued under the 2021 Plan. At June 30, 2022, a total of 784,502 stock options are outstanding and 206,403 shares of common stock were available for future grants under the 2021 Plan.

The 2011 Plan provides eligible participants (certain employees, directors, consultants, etc.) the opportunity to receive a broad variety of equity based and cash awards. Options granted vest and are exercisable for periods determined by the Board of Directors, not to exceed 10 years from the date of grant. On April 16, 2015, the Board of Directors approved an amendment to the 2011 Equity Incentive Plan which increased the maximum number of shares of the Company’s common stock that may be awarded and issued under the Plan from 325,000 to 1,825,000, an increase of 1,500,000 shares. On May 1, 2019, the Board of Directors approved an amendment to the 2011 Equity Incentive Plan which increased the maximum number of shares of our common stock that may be awarded and issued under the Plan from 1,825,000 to 2,825,000, an increase of 1,000,000 shares. At June 30, 2022, a total of 1,884,800 stock options are outstanding and no shares of common stock were available for future grants under the 2011 Plan.

The 2006 Plan provides eligible participants (certain employees, directors, consultants, etc.) the opportunity to receive a broad variety of equity based and cash awards. Options granted vest and are exercisable for periods determined by the Board of Directors, not to exceed 10 years from the date of grant. At June 30, 2022, a total of 44,698 stock options are outstanding, and no shares of common stock were available for future grants under the 2006 Plan.

The following tables summarize stock option activity for the years ended June 30, 2022 and 2021:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Life

Outstanding at July 1, 2020	2,065,200	$0.95	6.59 years
Grants	630,000	$1.65
Exercised	(112,000)	$0.57
Cancellations	(5,000)	$1.30
Outstanding at June 30, 2021	2,578,200	$1.13	6.73 years
Grants	614,500	$1.74
Exercised	(295,700)	$1.05
Cancellations	(183,000)	$1.60
Outstanding at June 30, 2022	2,714,000	$1.33	7.08 years

Information related to the stock options outstanding as of June 30, 2022 is as follows:

Range of Exercise Prices	Number of Shares	Weighted- Average Remaining Contractual Life (years)	Weighted- Average Exercise Price	Exercisable Number of Shares	Exercisable Weighted- Average Exercise Price
$0.48	60,000	3.75	$0.48	60,000	$0.48
$0.50	80,000	3.98	$0.50	80,000	$0.50
$0.55	15,000	5.76	$0.55	15,000	$0.55
$0.70	100,000	6.10	$0.70	100,000	$0.70
$0.73	630,000	4.67	$0.73	630,000	$0.73
$0.85	6,000	0.51	$0.85	6,000	$0.85
$0.90	36,000	1.94	$0.90	36,000	$0.90
$1.25	45,000	7.72	$1.25	30,000	$1.25
$1.30	441,000	6.95	$1.30	398,500	$1.30
$1.40	70,000	8.39	$1.40	70,000	$1.40
$1.42	100,000	7.20	$1.42	66,667	$1.42
$1.45	5,000	8.69	$1.45	1,667	$1.45
$1.50	70,000	7.44	$1.50	70,000	$1.50
$1.68	540,000	8.93	$1.68	540,000	$1.68
$1.87	30,000	9.87	$1.87	–	$1.87
$2.00	100,000	8.82	$2.00	10,000	$2.00
$2.09	246,000	9.61	$2.09	–	$2.09
$2.26	140,000	9.39	$2.26	90,000	$2.26
$0.48–2.26	2,714,000	7.08	$1.33	2,203,834	$1.33

The aggregate intrinsic value of the Company’s “in-the-money” outstanding and exercisable options as of June 30, 2022, was $1,844,170 and $1,779,345, respectively.

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

(e)	Sale of Stock in October 2021

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

(f)	Issuance of Common Stock in Business Acquisition

On October 4, 2021, the Company issued 2,500,000 unregistered shares of its common stock to the sellers of Lighthouse Imaging, LLC, valued on that date at $1.60 per share or $4,000,000, as shown in the accompanying statement of stockholders’ equity for the fiscal year ended June 30, 2022.

In conjunction with the issuance, the Company agreed to use reasonable efforts to effectuate within a reasonable period after the October 4, 2021 business acquisition date a registration statement with the Securities and Exchange Commission to register the resale by the sellers of 2,500,000 shares of its common stock issued in the business acquisition. The registration statement was filed on June 13, 2022 and became effective on July 14, 2022.

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

The provision for income taxes in the accompanying consolidated statements of operations consists of the state income tax liability of $952 and $912 for the years ended June 30, 2022, and 2021, respectively.

A reconciliation of the federal statutory rate to the Company’s effective tax rate for the fiscal years ended June 30, 2022 and 2021 is as follows:

	2022	2021
Income tax expense (benefit) at federal statutory rate	(21.0)%	(21.0)%
Increase (decrease) in tax resulting from:
State taxes, net of federal benefit	(7.1)%	(145.8)%
Change in valuation allowance	22.6%	182.8%
Stock based compensation	26.9%	195.0%
Forgiveness of bank note	–	(214.9)%
Revaluation of contingent earn out liability	(21.8)%	–
Nondeductible items	0.3%	3.0%
Effective tax rate	(0.1)%	(0.9)%

The components of deferred tax assets and liabilities at June 30, 2022 and 2021 are approximately as follows:

	2022	2021
Deferred tax assets:
Net operating loss carry forwards	$2,640,000	$2,403,000
Tax credit carry forwards	164,000	186,000
Reserves and accruals not yet deducted for tax purposes	512,000	668,000
Total deferred tax assets	3,316,000	3,257,000
Valuation allowance	(3,316,000)	(3,257,000)
Net deferred tax asset	$–	$–

The Company has provided a valuation allowance to reduce the net deferred tax asset to an amount the Company believes is “more likely than not” to be realized.

At June 30, 2022, the Company had federal and state net operating loss carry forwards of approximately $10,961,000 and $4,750,000, respectively, which will, if not used, expire at various dates beginning in fiscal year 2023. In addition, the Company had net operating loss carry forwards from its Hong Kong operations of approximately $2,252,000, which carry forward indefinitely.

(6)	PROFIT SHARING PLAN

The Company has a defined contribution 401(k) profit sharing plan. Employer profit sharing and matching contributions to the plan are discretionary. No employer profit sharing or matching contributions were made to the plan in fiscal years 2022 and 2021.

ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.    CONTROLS AND PROCEDURES.

Management’s Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and our Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures, including internal control over financial reporting, were not effective, as of June 30, 2022, to ensure the information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended (i) is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are intended to be designed to provide reasonable assurance that such information is accumulated and communicated to our management.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting as of June 30, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our evaluation, our management concluded that our internal control over financial reporting was not effective as of June 30, 2022.

The following is a description of a material weaknesses in our internal control over financial reporting:

Physical Inventory Count at June, 30, 2022:

The Company did not perform any procedures to verify the quantities of inventory at Lighthouse prior to the identification of errors by our independent auditors performing test counts. These test counts and subsequent counts performed by Company personnel clearly identified errors. This lack of any procedure to verify inventory quantities was a control deficiency at June 30,2022 which is considered a material weakness.

To address and remediate the material weakness in internal control over financial reporting described above, beginning with the quarter ended September 30, 2022, we intend to perform a total physical inventory count at the Lighthouse division location and use those quantities to value inventory at the Lighthouse division as of that date. Additionally, we intend to continue to improve our perpetual inventory systems at the Lighthouse division and continue to perform physical inventory counts at the financial statement reporting dates until it is determined that the perpetual inventory system can be relied upon for the valuation of inventory at any specific financial reporting date.

We believe that the step outlined above strengthens our internal control over financial reporting and mitigates the material weakness described above. As part of our preparation of the June 30, 2022 financial statements, we performed a physical count of inventory at the Lighthouse division location and believe this has fully remediated the inventory valuation weakness as of that date.

We intend to continue to remediate the material weakness described above and enhance our internal controls but cannot guarantee that our efforts will result in remediation of our material weakness or that new issues will not be exposed in this process.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal year covered by this Annual Report on Form 10-K that has materially adversely affected, or is reasonably likely to materially adversely affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION.

None

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Identification of Directors

Set forth below is certain information with respect to the individuals who are our directors as of September 20, 2022.

Name	Age	Position(s) or Office(s) Held
Peter V. Anania	66	Director
Dr. Joseph N. Forkey	54	Chief Executive Officer, President, Treasurer and Director
Andrew J. Miclot	66	Director
Dr. Richard B. Miles	79	Director
Peter H. Woodward	49	Chairman of the Board of Directors

Board Composition. Our Board of Directors currently consists of five directors. Each director will stand for election at each annual meeting of stockholders. Our directors are Peter H. Woodward, Peter V. Anania, Andrew J. Miclot, Joseph N. Forkey and Richard B. Miles. Mr. Woodward, Mr. Miclot and Dr. Miles are considered “independent directors” as independence is currently defined in Rule 5605(d)(2) of the Nasdaq Stock Markets listing standards and SEC Rule 10A-3. The Audit Committee members are Mr. Woodward, Mr. Miclot and Dr. Miles, and the Compensation Committee members are Mr. Woodward and Mr. Miclot.

Biographies and Qualifications of Our Directors. The biographies of our directors and certain information regarding each director’s experience, attributes, skills and/or qualifications that led to the conclusion that the individual should be serving as a director of our Company are as follows:

Peter V. Anania

On October 6, 2021, our Board appointed Mr. Peter V. Anania as a director. Peter V. Anania is President of Anania & Associates which he founded in 1987, and Anania & Associates Investment Company LLC, a private investment firm focused on privately held, Maine-based businesses which he founded in January 2008. Since November 2000, he serves as President and on the Board of Microwave Techniques LLC, Elmet Technologies, LLC and since December 2018 he serves on the board and audit committee of Alaris Holdings Ltd. He has served in operating and board positions of numerous private companies in which he has invested and performed management consulting services to non-portfolio companies. Mr. Anania served on the Windham Town Council from 2011 to 2014, board of the Windham Economic Development Corporation, Maine Heritage Policy Center (Chairman); is a current Corporator for Bangor Savings Bank; an Emeritus Board member of the Maine International Trade Center participating in trade missions to Korea, the United Kingdom, Brazil, Argentina, Taiwan, Singapore, Germany, the Netherlands and Mexico; and serves as a charter member of Maine's District Export Council helping small businesses expand their export sales. He previously served on the board of the USM Alumni Association, the Family Crisis Center, the United Way Allocation Committee and Raye’s Mustard Mill in Eastport. Mr. Anania has a B.A. from the University of Maine in marketing and management and an MBA from the University of Southern Maine.

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

Andrew J. Miclot

Mr. Miclot was appointed to our Board on March 2, 2016. Mr. Miclot has more than 35 years of leadership experience with medical device suppliers and brings substantial global industry knowledge to our Company. From September 2020 to May 2021, Mr. Miclot was President of Electromedical Products International, Inc., a medical device company treating anxiety, insomnia, depression and pain. Mr. Miclot was the President and Vice Chairman and Director of WishBone Medical, Inc., a pediatric orthopedic company dedicated to the unmet needs of children suffering from orthopedic challenges from October 2017 to January 2019. He was on the Indiana University Alumni Association Advisory Board from October 2016 to September 2021. From October 2015 to January 2018, Mr. Miclot served as President, CEO and Director of Micro Machine Co., a supplier of medical products for the orthopedic and spinal industries. Prior to joining Micro Machine Co., from May 2013 to September 2014, Mr. Miclot was Executive Vice President of MicroTechnologies, Inc., a medical device supplier. Mr. Miclot was General Manager and Senior Vice President of ArthroCare Corporation from June 2009 to March 2013. From January 2008 to March 2009, Mr. Miclot was President, CEO and Director of Ascension Orthopedics, Inc. He was Vice President of Marketing for the orthopedic global business unit at Orthofix, Inc. from April 2007 to January 2008, and from March 1994 to April 2007, he served as Senior Vice President with Symmetry Medical Inc., a medical device supplier and was also the Investor Relations Officer, after the NYSE IPO in December 2004 until April 2007. Mr. Miclot has a BA degree in Speech and Hearing and a MA degree in Audiology from Indiana University and an MBA from the Lake Forest Graduate School of Management, earned in 1991.

Dr. Richard B. Miles

Professor Richard B. Miles was appointed to our Board of Directors in November 2005. He received his Ph.D. degree in Electrical Engineering from Stanford University in 1972 with a thesis on nonlinear optics. He was a member of the Mechanical and Aerospace Engineering faculty at Princeton University from 1972 until 2013, at which time he retired from his Princeton academic appointment and became Professor Emeritus and Senior Scholar. From 1980 to 1996 he served as Chairman of Engineering Physics at Princeton. In 2017 he joined Texas A&M University and was appointed TEES Eminent Professor of Aerospace Engineering. In 2019 he was named Distinguished University Professor and is currently the holder of the O’Donnell Foundation Chair V. He is a member of the National Academy of Engineering and a Fellow of the National Academy of Inventors. He serves on the Board of Directors of the Hertz Foundation and the Board of Trustees of Pacific University, Oregon and is a Fellow of the Optical Society of America (OSA) and the American Institute Aeronautics and Astronautics (AIAA). In 1997 he founded Plasma TEC, Inc, and currently serves as its CEO. Professor Miles is a valuable member of our Board due to his depth of scientific experience and familiarity with the field of our technologies, insight into the academic community, and familiarity with the latest developments and innovations in science and technology.

Peter H. Woodward

Mr. Woodward was appointed to our Board effective July 9, 2014 and as chairman of the Board in connection with the sale and purchase agreement we entered into in July 2014. Mr. Woodward is the founder of MHW Capital Management, LLC, or MHW, a position he has held since September 2005. MHW specializes in large equity investments in public companies implementing operating strategies to significantly improve their profitability. From 1996 to 2005, Mr. Woodward was the Managing Director for Regan Fund Management, LLC. He served as the President and Chief Executive Officer and Director of Cartesian, Inc. from June 2015 to July 2018, and currently serves as Chairman of the Board and Chairman of the Audit Committee for TSS, Inc., and as the CEO of Innovative Power, LLC. Mr. Woodward holds a BA in economics from Colgate University and a Masters of International Affairs with a concentration in international economics and finance from Columbia University. He is also a Chartered Financial Analyst.

Identification of Executive Officers

Set forth below is certain information with respect to the individuals who are our executive officers as of September 20, 2022.

Name	Age	Position(s) or Office(s) Held
Dr. Joseph N. Forkey	54	Chief Executive Officer, President, Treasurer and Director
Daniel S. Habhegger	53	Chief Financial Officer and Secretary

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

Based solely upon a review of reports provided to us by our officers and directors, we believe that, during the fiscal year ended June 30, 2022, no person required to file reports under Section 16(a) of the Securities Exchange Act of 1934 failed to file such reports on a timely basis during such fiscal year, except that Dolphin Offshore Partners LP which owns approximately 12% of our common stock based on available public records as of September 20, 2022 has not filed a Form 3 to date. Dolphin Offshore Partners LP is not affiliated with our Company.

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

Our Board of Directors has the ability to establish, or disband, such committees as necessary or appropriate to serve the needs of our Company. For many years, our full Board of Directors performed all of the functions normally designated to an audit committee, compensation committee and nominating committee. Recently, the Board decided to designate an Audit Committee and a Compensation Committee, in part to satisfy Nasdaq Stock Markets requirements in contemplation of our Nasdaq listing application.

Audit Committee and Audit Committee Financial Expert

The Audit Committee of the Board of Directors was established by the Board in July 2022 and is currently composed of Messrs. Woodward (Chair), Miclot and Miles. The Audit Committee acts on behalf of the Board and its primary function is to oversee the financial reporting and disclosure process. The Audit Committee has adopted a charter, which is available on the Company’s website.

The Audit Committee has reviewed with management the audited financial statements included in this Form 10-K; discussed with the Company’s independent auditors the matters required to be discussed by the applicable requirements of the Public Company Accounting Oversight Board and the Securities and Exchange Commission; received and reviewed the written disclosures and the letter from the Company’s independent auditors’ required by the applicable requirements of the Public Company Accounting Oversight Board regarding the independent accountant’s communications with the audit committee concerning independence; and has discussed with the independent account the independent accountant’s independence. Based on these reviews and discussions, the Audit Committee has recommended to the Board of Directors that the audited financial statements be included in this Form 10-K for the fiscal year ended June 30, 2022.

The Board of Directors has made a determination that Peter H. Woodward, Chairman of the Board and Chair of the Audit Committee, qualifies as an audit committee financial expert and meets the criteria set forth in Item 407(d)(5) of Regulation S-K. Mr. Woodward is an “independent director” as independence is currently defined in Rule 5605(d)(2) of the Nasdaq Stock Markets listing standards and SEC Rule 10A-3. Mr. Woodward has an understanding of generally accepted accounting principles and financial statements and has the ability to assess the general application of such principles in connection with the accounting for estimates, accruals and reserves, and has an understanding of internal controls over financial reporting as well as audit committee functions. See Mr. Woodward’s biography and qualifications described above in Item 10 of this Form 10-K.

Compensation Committee

The Compensation Committee of the Board of Directors was established by the Board in May 2022 and is currently composed of Messrs. Woodward and Miclot (Chair). The Compensation Committee has adopted a charter, which is available on the Company’s website.

Under its charter, the Compensation Committee of the Board acts on behalf of the Board to review and oversee the Company’s overall compensation philosophy, and to oversee the development and implementation of compensation programs aligned with the Company’s business strategy. Specifically, the Compensation Committee’s authority includes reviewing and approving annually the corporate goals and objectives applicable to the compensation of the chief executive officer , and to evaluate at least annually the CEO’s performance in light of those goals and objectives, and determine and approve the CEO’s compensation level based on that evaluation. In evaluating and determining CEO compensation, the Committee considers the results of the most recent stockholder advisory vote on executive compensation (“Say on Pay Vote”) required by Section 14A of the Exchange Act. The CEO is not allowed to be present during any voting or deliberations by the Committee on CEO compensation. Additionally, the Compensation Committee approves the compensation of all other executive officers, in consultation with the CEO. In evaluating and determining executive compensation, the Committee considers the results of the most recent Say on Pay Vote. The Compensation Committee also makes recommendations to the Board regarding the adoption of Stock Plans and equity-based plans, which includes the ability to amend and terminate such plans. The Compensation Committee has the authority to administer the Company’s Stock Plans and equity-based plans, including designation of the employees to whom the awards are to be granted, the amount of the award or equity to be granted and the terms and conditions applicable to each award or grant, subject to the provisions of each plan. The Compensation Committee is responsible for overseeing the Company’s submission to a stockholder vote of matters relating to compensation, including advisory votes on executive compensation and the frequency of such votes, incentive and other compensation plans, and amendments to such plans. The Compensation Committee is also responsible for performing any other activities required by applicable law, rules or regulations, including the rules of the SEC and any exchange or market on which the Company’s capital stock is traded, and performs other activities that are consistent with the Compensation Committee’s charter, the Company’s certificate of incorporation and bylaws, and governing laws, as the Compensation Committee or the Board deems necessary or appropriate.

The charter of the Compensation Committee grants the Compensation Committee full access to all books, records, facilities and personnel of the Company. In addition, under the charter, the Compensation Committee has the discretion and authority to obtain, at Company expense, advice and assistance from compensation consultants and internal and external legal, accounting or other advisors and other external resources that the Compensation Committee considers necessary or appropriate in the performance of its duties.

ITEM 11.     EXECUTIVE COMPENSATION.

Executive Compensation

Summary Executive Compensation

The following table sets forth all compensation for our fiscal years ended June 30, 2022, and 2021 awarded to, earned by, or paid to our Principal Executive Officer, our most highly compensated executive officer and our other most highly compensated employee, all of whom are referred to herein as the “Named Executive Officers”.

Summary Executive Compensation Table for the Fiscal Years Ended June 30, 2022 and 2021

Name and Principal Position	Year June 30,	Salary ($)	Bonus ($)		Option Awards ($) (1)		Total ($)
Dr. Joseph N. Forkey	2022	250,000	0		0		250,000
Director,	2021	250,000	0		190,909	(2)	440,909
Chief Executive Officer, President and Treasurer

Daniel S. Habhegger	2022	193,630	20,000	(3)	0		213,630
Chief Financial Officer, Secretary	2021	176,879	0		101,818	(4)	278,697

Jeffrey L. DiRubio	2022	168,002	29,316	(5)	31.818	(6)	229,136
Senior Vice President Sales and Marketing	2021	178,571	79,678	(5)	150,082	(7)	408,331

(1)	Represents the aggregate grant date fair value of stock option awards granted in the respective fiscal year as computed in accordance with FASB ASC Topic 718, Compensation — Stock Compensation. The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option valuation model. A discussion of the assumptions used in calculating the amounts in this column may be found in the Notes to our audited consolidated financial statements for the year ended June 30, 2022 set forth in this Annual Report on Form 10-K. These amounts do not represent the actual amounts paid to or realized by the executives during the fiscal years presented.

(2)	We granted Dr. Forkey a stock option to purchase up to 150,000 shares of our common stock at an exercise price of $1.68 per share, the closing price of our common stock on June 4, 2021. 75,000 options vested on the date of grant, and the remaining 75,000 options vest on June 4, 2022.

(4)	Represents the fair value of performance bonus award paid in the form of common stock.

(4)	We granted Mr. Habhegger a stock option to purchase up to 80,000 shares of our common stock at an exercise price of $1.68 per share, the closing price of our common stock on June 4, 2021. 40,000 options vested on the date of grant, and the remaining 40,000 options vest on June 4, 2022.

(5)	Represents performance bonus awards for the respective fiscal year.

(6)	We granted Mr. DiRubio a stock option to purchase up to 25,000 shares of our common stock at an exercise price of $1.68 per share, the closing price of our common stock on June 4, 2021. 12,500 options vested on the date of grant, and the remaining 12,500 options vest on June 4, 2022.

(7)	We granted Mr. DiRubio a stock option to purchase up to 100,000 shares of our common stock at an exercise price of $2.09 per share, the closing price of our common stock on February 7, 2022. These options vest in three pro rata increments on February 7, 2023, 2024, and 2025.

Employment Contracts

Agreement with Dr. Forkey

On July 27, 2018, our Board of Directors approved a new compensation agreement with our Chief Executive Officer, Dr, Joseph Forkey effective August 2, 2018. Pursuant to the agreement, we agreed to pay Dr. Forkey a base salary of $200,000 per year beginning retroactively on July 1, 2018. Effective October 1, 2019, our Board of Directors approved an increase of Dr. Forkey’s base salary to $250,000 per year. On August 2, 2018, we also granted Dr. Forkey a stock option to purchase up to 350,000 shares of our common stock at an exercise price of $0.73 per share. The options vested as follows: (i) one–half of the options vest if we achieved revenues of $1.5 million or higher for two consecutive fiscal quarters, based on the reported revenues in our Form 10-Ks or 10-Qs; and (ii) one-half of the options vested if our common stock was trading at $1.00 per share or higher for fifteen consecutive trading days. As of June 30, 2022, all 350,000 options are vested. We also granted Dr. Forkey 300,000 shares of common stock at a rate of 50,000 shares per fiscal quarter retroactively starting January 1, 2017 and through the quarter ended June 30, 2018. As of June 30, 2022, all 300,000 of such shares have been issued to Dr. Forkey.

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

Agreement with Mr. Dirubio

As of February 7, 2022, we entered into an Employment Agreement with Mr. DiRubio to serve as Senior Vice President of Sales and Marketing of Precision Optics Corporation. The agreement covers a period of one year from January 1, 2022, subject to automatic annual renewals unless earlier terminated or unless either party gives at least 30 days’ notice of nonrenewal. Mr. DiRubio will receive base salary of $190,000 per year, plus formulaic cash bonuses based on specified financial results versus budget. For the period January 1 through June 30, 2022, Mr. DiRubio earned a revenue-based bonus of $22,670 and gross margin-based bonus of $6,594. For the fiscal year ending June 30, 2023, his maximum aggregate cash bonus would be $125,000, subject to meeting or exceeding targeted financial result targets for the year. Under his Agreement, Mr. DiRubio also received a one-time stock option award for the purchase of up to 100,000 shares of Company common stock at an exercise price of $2.09 per share, to vest in pro rata increments on February 7, 2023, 2024 and 2025. If Mr. DiRubio is terminated without cause by the Company during the first year of the agreement, he shall receive a lump-sum $47,500 cash severance payment and all unexercised stock options shall vest immediately and be exercisable for the remainder of their term. If Mr. DiRubio is terminated without cause subsequent to the first year of the Agreement, he shall receive a lump-sum cash severance payment equal to one-fourth his then current annual salary (not including bonus). The agreement also provides that during the term of his employment and for twelve months thereafter, Mr. DiRubio agrees not to compete with the Company, solicit employees, vendors or customers for purposes that do not directly benefit the Company or to interfere in any way with the Company’s relationship with any vendors or customers.

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

Outstanding Equity Awards at Fiscal Year-End Table for the Fiscal Year Ended June 30, 2022

The following table shows grants of options outstanding on June 30, 2022, the last day of our fiscal year, to each of the Named Executive Officers included in the Summary Executive Compensation Table.

Name	Number of securities underlying unexercised options Exercisable	Number of securities underlying unexercised options Unexercisable	Option exercise price ($)	Option expiration date
Dr. Joseph N. Forkey	350,000	0	0.73	08/02/2028
	150,000	0	1.68	06/04/2031

Daniel S. Habhegger	66,667	33,333	1.42	09/09/2029
	80,000	0	1.68	06/04/2031

Jeffrey DiRubio	25,000	0	1.68	06/04/2031
	100,000	100,000	2.09	02/07/2032

Profit Sharing and 401(k) Plan

We have a defined contribution 401(k) profit sharing plan. Employer profit sharing and matching contributions to the plan are discretionary. No employer profit sharing contributions were made to the plan in fiscal years 2022 and 2021. No employer matching contributions were made to the plan in fiscal years 2022 and 2021.

Director Compensation

The following table sets forth cash amounts and the value of other compensation paid to our directors, but does not include the compensation of Dr. Joseph N. Forkey, our Chief Executive Officer, President, and Treasurer, as his compensation is reflected in the Summary Executive Compensation Table. During the fiscal year ended June 30, 2022, our Board of Directors determined that Dr. Joseph N. Forkey was our employee director and, therefore, would not earn any fees related to service on our Board.

Director Compensation Table for the Fiscal Year Ended June 30, 2022

Name	Fees earned or paid in cash ($)(1)		Option awards ($)(3)	Total ($)
Andrew J. Miclot	5,000		32,740	37,740
Dr. Richard B. Miles	5,000		32,740	37,740
Peter V. Anania	3,750		32,740	36,490
Peter H. Woodward	40,000	(2)	49,103	89,103

(1)	Under our director compensation plan, each non-management, non-Chairman board member shall receive $5,000 annually paid in quarterly amounts of $1,250. The board of directors also approved that each. We also reimburse our directors for travel expenses.

(2)	Mr. Woodward serves as our Chairman and performs various management services. In March 2019 the Company’s board of directors approved the payment of $10,000 per quarter to Mr. Woodward for the performance of certain management services.

(3)	In December 2019 the Company’s board of directors approved annual grants of common stock options each year beginning in December 2019 of 20,000 and 30,000 options to each non-management board members and the Chairman, respectively. On November 17, 2021, 20,000 options to purchase the Company’s common stock were granted to Mr. Miclot, Dr. Miles, and Mr. Anania, and 30,000 to Mr. Woodward at an exercise price of $2.26 per share. The options are exercisable at the date of grant and expire on November 17, 2032.

As of June 30, 2022, the following outstanding stock options were held by each of our directors: Andrew J. Miclot – 120,000, Dr. Richard B. Miles – 126,000, Peter V. Anania – 20,000, Peter H. Woodward – 180,000.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following tables set forth information regarding our common stock owned as of the close of business on September 20, 2022 by the following persons: (i) each person who is known by us to own beneficially more than 5% of our common stock, (ii) each of our directors who beneficially owns our common stock, (iii) each of our Named Executive Officers who beneficially own our common stock and (iv) all executive officers and directors, as a group, who beneficially own our common stock. The information on beneficial ownership in the table and footnotes thereto is based upon data furnished to us by, or on behalf of, the persons listed in the table.

We have determined beneficial ownership in accordance with the rules of the SEC. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons and entities named in the table below have sole voting and investment power with respect to all shares of common stock that they beneficially own, subject to applicable community property laws.

In computing the number of shares of common stock beneficially owned by a person and the percentage ownership of that person, we deemed outstanding shares of common stock subject to options held by that person or group that are currently exercisable or exercisable within 60 days after September 20, 2022. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person or group.

Stockholders Known by Us to Own Over 5% of Our Common Stock

	Amount of beneficial ownership (1)			Percent of
Name and Address of Beneficial Owner	Shares Owned	Shares – Rights to Acquire	Total Number	Shares Beneficially Owned (2)
Sandra F., Norman H. and Brian L. Pessin (3) 400 E. 51st Street PH 31 New York, NY 10022	2,572,723	0	2,572,723	15.2%

Dolphin Offshore Partners LP (4) 4828 First Coast Highway, STE 5 Fernandina, FL 32034	2,070,625	0	2,070,625	12.2%

Hershey Strategic Capital, LP (5) 888 7th Ave., 17th Floor New York, New York 10019	986,480	0	986,480	5.8%

Stuart L Sternberg (6) 85 Bellevue Ave Rye, NY 10580	884,467	0	884,467	5.2%

MHW Partners, L.P. (7) 150 East 52nd Street 30th Fl. New York, New York 10022	674,013	180,000	854,013	5.0%

_______________________

(1)	Represents shares with respect to which each beneficial owner listed has or will have, upon acquisition of such shares upon exercise or conversion of options, warrants, conversion privileges or other rights exercisable within 60 sixty days, sole voting and investment power. For the purposes of this table, we have not assumed the limitations on exercise set forth in certain options, which limit the number of shares of common stock that the holder, together with all other shares of common stock beneficially owned by such person, does not exceed 4.999% of the total outstanding shares of common stock.

(2)	As of September 20, 2022, there were 16,915,089 issued shares of our common stock issued and outstanding. Percentages are calculated on the basis of the amount of issued and outstanding common stock plus, for each person or group, any securities that such person or group has the right to acquire within 60 days pursuant to options, warrants, conversion privileges or other rights.

(3)	We relied, in part, on a Schedule 13D/A filed jointly with the SEC on July 5, 2019 by Sandra F. Pessin and Norman H. Pessin. Mr. and Mrs. Pessin are married and considered to beneficially hold each other’s shares. Ms. Pessin owns 963,334 shares and Mr. Pessin owns 233,625 shares for a combined beneficial ownership of 1,196,959 shares.

(4)	We relied, in part, on the Schedule 13D/A filed jointly by Dolphin Offshore Partners, L.P., Dolphin Mgmt. Services, Inc. and Peter E. Salas on December 27, 2017 for this information.

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

(6)	We relied, in part, on a Schedule 13G/A filed with the SEC by Stuart Sternberg on February 26, 2021, for this information.

(7)	We relied, in part, on a Form 4 filed with the SEC on December 1, 2016 by Peter H. Woodward, on a Schedule 13D/A jointly filed with the SEC on November 3, 2015 by MHW Partners, L.P., MHW Capital, LLC, and MHW Capital Management, LLC, on a Form 4 filed with the SEC by Peter H. Woodward on December 31, 2019, and on a Form 4 filed with the SEC by Peter H. Woodward on November 16, 2020 for this information.

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

Officers and Directors

		Amount of beneficial ownership (2)			Percent of
Name and address of beneficial owner (1)	Nature of beneficial ownership	Shares Owned	Shares – Rights to Acquire	Total Number	Shares Beneficially Owned (3)

Peter H. Woodward (5)	Chairman of the Board of Directors	674,013	180,000	854,013	5.0%

Dr. Joseph N. Forkey (6)	Chief Executive Officer, President, Treasurer and Director	347,620	500,000	847,620	4.9%

Peter V. Anania (4)	Director	616,321	20,000	636,321	3.8%

Jeffrey DiRubio (7)	Senior Vice President Sales and Marketing	196,000	125,000	321,000	2.5%

Daniel S. Habhegger (8)	Chief Financial Officer, Secretary	9,095	180,000	189,095	1.1%

Dr. Richard B. Miles (9)	Director	22,712	126,000	148,712	*

Andrew J. Miclot (10)	Director	0	120,000	120,000	*

All directors and executive officers as a group		1,865,761	1,251,000	3,116,761	17.2%

* Percentage of shares beneficially owned does not exceed one percent of issued and outstanding shares of stock.

_______________________

(1)	Unless otherwise stated, the address of each beneficial owners listed on the table is c/o Precision Optics Corporation, Inc., 22 East Broadway, Gardner, MA 01440.

(2)	Represents shares with respect to which each beneficial owner listed has or will have, upon acquisition of such shares upon exercise or conversion of options, warrants, conversion privileges or other rights exercisable within 60 sixty days, sole voting and investment power.

(3)	As of September 27, 2022, we had 16,915,089 shares of our common stock issued and outstanding. Percentages are calculated on the basis of the amount of issued and outstanding common stock plus, for each person or group, any securities that such person or group has the right to acquire within 60 days of September 27, 2022 pursuant to options, warrants, conversion privileges or other rights.

(4)

Mr. Anania was appointed to our board of directors on October 6, 2021. Mr. Anania’s beneficial ownership consists of 590,465 shares owned by him, 25,856 shares owned by his wife and 20,000 shares of common stock that may be acquired by him upon the exercise of outstanding stock options. Mr. Anania is the President of Anania & Associates Investment Company, LLC. As part of its acquisition of Lighthouse Imaging, the Company on of October 6, 2021 issued 1,680,145 shares of common stock to Anania & Associates Investment Company, LLC, designated as nominee holder for all underlying owners of Lighthouse Imaging, LLC. The Company later filed a registration statement for resale of those shares, and on September 7, 2022, Anania & Associates Investment Company, LLC distributed all of the shares to the underlying owners. Through such distribution, Mr. and Mrs. Anania acquired record ownership of the shares shown here as owned by them.

33

(5)

Mr. Peter Woodward is the Chairman of our Board of Directors. Mr. Woodward is the managing member and general partner of MHW Partners, L.P. and in such capacity, Mr. Woodward holds the power to vote and direct the disposition of all shares of common stock owned by MHW Partners. On September 28, 2012, MHW Partners purchased 222,223 shares of our common stock, and warrants to purchase up to 168,386 shares of our common stock at an exercise price of $1.11 per share, subject to adjustment and a call provision if certain market price targets were reached, and an expiration date of September 28, 2017. On July 2, 2014, MHW Partners purchased 125,000 shares of common stock. On October 19, 2015, MHW Partners purchased 100,000 shares of common stock. On November 22, 2016 MHW Partners purchased 156,667 shares of common stock, and warrants to purchase 78,333 shares of common stock at an exercise at a variable exercise price subject to the Companies achievement of certain performance criteria. MHW Partners exercised the 78,333 November 22, 2016 warrants on October 16, 2017 at $0.01 per share. Mr. Woodward’s beneficial ownership consists of (a) 674,013 shares of common stock held through MHW Partners and (b) 180,000 shares of common stock which may be acquired upon the exercise of outstanding stock options.

(6)	Dr. Forkey is a member of our Board of Directors and serves as our Chief Executive Officer, President and Treasurer. Dr. Forkey’s beneficial ownership consists of (a) 347,620 shares of common stock held in joint ownership with his wife, Heather Forkey, with whom he shares voting and dispositive control, and (b) 500,000 shares of common stock that may be acquired upon the exercise of outstanding stock options.

(7)

Mr. DiRubio is our Senior Vice President of Sales and Marketing. Mr. Dirubio’s beneficial ownership consists of (a) 196,000 shares of common, and (b) 125,000 shares of common stock that may be acquired upon the exercise of outstanding stock options.

(8)	Mr. Habhegger is our Chief Financial Officer and Secretary effective December 1, 2019. Mr. Habhegger’s beneficial ownership consists of (a) 9,095 shares of common stock and (b) 180,000 shares of common stock that may be acquired upon the exercise of outstanding stock options.

(9)	Dr. Miles is a member of our Board of Directors. Dr. Miles’ beneficial ownership consists of (a) 22,712 shares of common stock, and (b) 126,000 shares of common stock that may be acquired upon the exercise of outstanding stock options.

(10)	Mr. Andrew Miclot is a member of our Board of Directors. Mr. Miclot’s beneficial ownership consists of 120,000 shares that may be acquired upon the exercise of outstanding stock options.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Certain Relationships and Related Transactions

Since the beginning of the last fiscal year ended June 30, 2022 we had the following related party transactions.

On October 4, 2021, the Company entered into agreements with accredited investors for the private placement of 937,500 shares of our common stock, $0.01 par value, at a price of $1.60 per share. We received $1,500,000 in gross proceeds from the offering.

The placement proceeds were used to partially fund the business acquisition of the Lighthouse division. In compliance with the registration rights agreement entered into with the investors, on January 31, 2022 the Company filed a registration statement for the shares with the Securities and Exchange Commission, which became effective on February 11, 2022. Ms. Sandra Pessin acquired 468,750 shares in this placement for $750,000 or $1.60 per share; at that time Ms. Pessin was already an owner of more than 5% of the Company’s outstanding common stock.

Director Independence

During the fiscal year ended June 30, 2021, the Board of Directors determined that Peter H. Woodward, Dr. Richard B. Miles and Andrew J. Miclot were “independent” as defined under the standards of independence set forth in the Nasdaq Listing Rules and the rules under the Securities Exchange Act of 1934.

ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES.

Independent Registered Public Accounting Firm Fees

Our principal and sole independent registered public accounting firm for the fiscal years ending June 30, 2022 and 2021 is Stowe & Degon LLC, referred to as Stowe. The following table presents fees for professional audit services and other services rendered by Stowe, for the fiscal years ended June 30, 2022 and 2021:

	2022	2021
Audit Fees (1)	$96,815	$94,125
Audit Related Fees (2)	4,420	–
Business Acquisition Related Fees (3)	6,680	–
Total Audit and Audit Related Fees	107,915	94,125
Tax Fees (4)	10,000	9,850
Total Fees	$117,915	$103,975

_______________________

(1)	Audit fees for fiscal year 2022 are comprised of fees for professional services performed for the audit of our annual financial statements and review of our quarterly financial statements of $96,815, including direct out-of-pocket expenses in the amount of $1,795. Audit fees for fiscal year 2021 are comprised of fees for professional services performed for the audit of our annual financial statements and review of our quarterly financial statements of $94,125, including direct out-of-pocket expenses in the amount of $75.

(2)	Audit-related fees are comprised of fees for assurance and related attestation services that are reasonably related to the performance of the audit of our annual financial statements, or the review thereof, and fees for due diligence services.

(3)	Business acquisition related fees relate to audit, assurance and related attestation services relating to our acquisition of the Lighthouse division in October 2021.

(4)	Tax fees for fiscal 2022 and 2021 are comprised of fees for professional services performed with respect to corporate tax compliance, tax return preparation and filing, tax planning and tax advice.

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

The following documents are filed in Part II, Item 8 of this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at June 30, 2022 and 2021

Consolidated Statements of Operations for the years ended June 30, 2022 and 2021

Consolidated Statements of Stockholders’ Equity for the years ended June 30, 2022 and 2021

Consolidated Statements of Cash Flows for the years ended June 30, 2022 and 2021

Notes to Consolidated Financial Statements

2.	FINANCIAL STATEMENT SCHEDULES

All financial statement schedules have been omitted as they are not required, not applicable, or the required information is otherwise included.

b.	Exhibits

The exhibits listed below are filed with or incorporated by reference in this report.

Exhibit	Description

2.1	Asset Purchase Agreement between the Company and Optometrics Corporation, dated January 18, 2008 (included as Exhibit 2.1 to the Form 8-K filed January 25, 2008 and incorporated herein by reference).

3.1	Articles of Organization of Precision Optics Corporation, Inc., as amended (included as Exhibit 3.1 to the Form SB-2 filed March 16, 2007, and incorporated herein by reference).

3.2	Bylaws of Precision Optics Corporation, Inc. (included as Exhibit 3.2 to the Form S-1 filed December 18, 2008, and incorporated herein by reference).

3.3	Articles of Amendment to the Articles of Organization of Precision Optics Corporation, Inc., dated November 25, 2008 and effective December 11, 2008 (included as Exhibit 3.1 to the Form 8-K filed December 11, 2008, and incorporated herein by reference).

3.4	Amended and Restated Bylaws of Precision Optics Corporation, Inc. (included as Exhibit 3.1 to the Current Report on Form 8-K filed July 11, 2014, and incorporated herein by reference).

3.5	Amendment to the Amended and Restated Bylaws of Precision Optics Corporation, Inc. effective May 13, 2022 (included as exhibit 3.5 to the Form 10-Q filed May 16, 2022, and incorporated herein by reference).

Exhibit	Description

10.1	Precision Optics Corporation, Inc. 2011 Equity Incentive Plan, dated October 13, 2011 (included as Exhibit 10.2 to Form S-8 filed October 14, 2011, and incorporated herein by reference.)

10.2	Precision Optics Corporation, Inc. Amended 2011 Equity Incentive Plan, dated October 14, 2011, as amended on April 16, 2015 (included as Exhibit 10.1 to the Company’s Registration Statement on Form S-8 filed April 20, 2015, and incorporated herein by reference).

10.3	Compensation Agreement, by and among Precision Optics Corporation, Inc. and Joseph N. Forkey, dated August 2, 2018 (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 3, 2018, and incorporated herein by reference).

10.4†+	Asset Purchase Agreement dated July 1, 2019, between Precision Optics Corporation, Inc. and Ross Optical Industries, Inc. and the shareholders (included as Exhibit 10.1 to the Form 8-K filed on July 8, 2019, and incorporated herein by reference).

10.5	Form of Purchase Agreement, by and among Precision Optics Corporation, Inc. and several Investors, dated July 1, 2019 (included as Exhibit 10.2 to the Form 8-K filed on July 8, 2019, and incorporated herein by reference).
10.6	Form of Registration Rights Agreement, by and among Precision Optics Corporation, Inc. and several Investors, dated July 1, 2019 (included as Exhibit 10.3 to the Form 8-K filed on July 8, 2019, and incorporated herein by reference).

10.7	Employment Agreement, by and among Precision Optics Corporation. Inc. and Divaker Mangadu, dated July 1, 2019 (included as Exhibit 10.4 to the Form 8-K filed on July 8, 2019, and incorporated herein by reference).

10.8†	Employment agreement, by and among Precision Optics Corporation, Inc. and Jeff DiRubio, dated April 26, 2019 (included as Exhibit 10.16 to the annual report on Form 10-K filed on September 26, 2019, and incorporated herein by reference).

10.9+	Lease Agreement, by and among Precision Optics Corporation, Inc. and Texzona Industries Ltd. dated July 1, 2019 (included as Exhibit 10.17 to the annual report on Form 10-K filed on September 26, 2019, and incorporated herein by reference).

10.10	Employment Offer Letter Daniel S. Habhegger, dated December 2, 2019 (included as Exhibit 10.18 to the quarterly report on Form 10-Q filed on February 13, 2020, and incorporated herein by reference).

10.11	Form of Securities Purchase Agreement, by and among Precision Optics Corporation, Inc. and several Investors, dated April 14, 2020 (included as Exhibit 10.1 to the current report on Form 8-K filed on May 7, 2020, and incorporated herein by reference).

10.12	Form of Registration Rights Agreement, by and among Precision Optics Corporation, Inc. and several Investors, dated April 14, 2020 (included as Exhibit 10.2 to the current report on Form 8-K filed on May 7, 2020, and incorporated herein by reference).

10.13†+	Asset Purchase Agreement, dated October 4, 2021, by and among Precision Optics Corporation, Inc. and Lighthouse Imaging, LLC and Anania & Associates Investment Company, LLC (included as Exhibit 10.1 to the current report on Form 8-K filed on October 8, 2021, and incorporated herein by reference).

10.14	Form of Securities Purchase Agreement, by and among Precision Optics Corporation, Inc. and several Investors, dated October 4, 2021 (included as Exhibit 10.2 to the current report on Form 8-K filed on October 8, 2021, and incorporated herein by reference).

10.15	Form of Registration Rights Agreement, by and among Precision Optics Corporation, Inc. and several Investors, dated October 4, 2021 (included as Exhibit 10.3 to the current report on Form 8-K filed on October 8, 2021, and incorporated herein by reference).

10.16+	Loan Agreement dated October 4, 2021, by and among Precision Optics Corporation, Inc. and Main Street Bank (included as Exhibit 10.4 to the current report on Form 8-K filed on October 8, 2021, and incorporated herein by reference).

10.17	$250,000 Revolving Line of Credit Note dated October 4, 2021 (included as Exhibit 10.5 to the current report on Form 8-K filed on October 8, 2021, and incorporated herein by reference).

Exhibit	Description

10.18	$2,600,000 Term Loan Note dated October 4, 2021 (included as Exhibit 10.6 to the current report on Form 8-K filed on October 8, 2021, and incorporated herein by reference).

10.19	Security Agreement dated October 4, 2021, by and among Precision Optics Corporation, Inc. and Main Street Bank (included as Exhibit 10.7 to the current report on Form 8-K filed on October 8, 2021, and incorporated herein by reference).

10.20	Director side letter agreement dated October 4, 2021 (included as Exhibit 10.8 to the current report on Form 8-K filed on October 8, 2021, and incorporated herein by reference).

10.21	Precision Optics Corporation, Inc. 2022 Equity Incentive Plan (included as Appendix B to the proxy statement on Form DEF14A filed on February 24, 2022, and incorporated herein by reference).

14.1	Precision Optics Corporation, Inc. Corporate Code of Ethics and Conduct (included as Exhibit 14.1 to the Form 10-K filed September 28, 2008, and incorporated herein by reference).

21.1	Subsidiaries of the Registrant (included as Exhibit 21.1 to the Form 10-K filed September 26, 2008, and incorporated herein by reference).

23.1*	Consent of Independent Registered Public Accounting Firm.

31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.

†	Certain portions of the agreement have been omitted to preserve the confidentiality of such information. The Company will furnish copies of any such information to the SEC upon request.

+	The schedules to agreement have been omitted from this filing pursuant to Item 601(a)(5) of Regulation S-K. The Company will furnish copies of any such schedules to the SEC upon request.

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

PRECISION OPTICS CORPORATION, INC.

Date: September 27, 2022	By:	/s/ Joseph N. Forkey
Joseph N. Forkey President and Chief Executive Officer
(Principal Executive Officer)

Date: September 27, 2022	By:	/s/ Daniel S. Habhegger
Daniel S. Habhegger Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Joseph N. Forkey Joseph N. Forkey	Chief Executive Officer, President, Treasurer and Director (Principal Executive Officer)	September 27, 2022

/s/ Daniel S. Habhegger Daniel S. Habhegger	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	September 27, 2022

/s/ Peter V. Anania	Director	September 27, 2022
Peter V. Anania

/s/ Andrew J. Miclot	Director	September 27, 2022
Andrew J. Miclot

/s/ Richard B. Miles	Director	September 27, 2022
Richard B. Miles

/s/ Peter H. Woodward	Director, Chairman	September 27, 2022
Peter H. Woodward

