Form 10-Q
period 2022-09-30
PRECISION OPTICS CORPORATION, INC.
filed 2022-11-14
CIK 867840

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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

The number of shares outstanding of the issuers common stock, par value $0.01 per share, at November 14, 2022 was 5,638,302 shares.

PRECISION OPTICS CORPORATION, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30,	June 30,
	2022	2022
ASSETS
Current Assets:
Cash and cash equivalents	$673,502	$605,749
Accounts receivable, net of allowance for doubtful accounts of $50,114 at September 30, 2022 and $44,135 at June 30, 2022	3,414,685	2,663,872
Inventories	2,755,660	3,022,147
Prepaid expenses	187,498	213,448
Total current assets	7,031,345	6,505,216

Fixed Assets:
Machinery and equipment	3,222,406	3,215,412
Leasehold improvements	847,363	843,903
Furniture and fixtures	225,564	219,999
	4,295,333	4,279,314
Less—Accumulated depreciation and amortization	3,704,254	3,651,843
Net fixed assets	591,079	627,471

Operating lease right-to-use asset	478,645	517,725
Patents, net	242,553	229,398
Goodwill	8,824,210	8,824,210

TOTAL ASSETS	$17,167,832	$16,704,020

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of capital lease obligation	$41,318	$40,705
Current maturities of long-term debt	371,429	367,714
Current portion of acquisition earn out liability	166,667	166,667
Accounts payable	2,305,907	2,239,175
Customer advances	1,032,891	905,113
Accrued compensation and other	1,117,000	716,702
Operating lease liability	160,923	150,565
Total current liabilities	5,196,135	4,586,641

Capital lease obligation, net of current portion	101,128	111,691
Long-term debt, net of current maturities and debt issuance costs	1,865,498	1,961,141
Acquisition earn out liability, net of current portion	714,375	705,892
Operating lease liability, net of current portion	317,722	367,160

Stockholders’ Equity:
Common stock, $0.01 par value: 50,000,000 shares authorized; issued and outstanding – 16,915,089 shares at September 30, 2022 and June 30, 2022	169,150	169,150
Additional paid-in capital	56,971,729	56,896,739
Accumulated deficit	(48,167,905)	(48,094,394)
Total stockholders’ equity	8,972,974	8,971,495

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$17,167,832	$16,704,020

The accompanying notes are an integral part of these consolidated interim financial statements.

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED

SEPTEMBER 30, 2022 AND 2021

(UNAUDITED)

	Three Months Ended September 30,
	2022	2021
Revenues	$5,085,301	$2,336,344

Cost of Goods Sold	3,360,647	1,697,312
Gross Profit	1,724,654	639,032

Research and Development Expenses, net	245,477	105,186

Selling, General and Administrative Expenses	1,495,766	933,624
Business acquisition expenses	–	172,174
Total Operating Expenses	1,741,243	1,210,984

Operating Loss	(16,589)	(571,952)

Interest Expense	(56,922)	(4,849)

Net Loss	$(73,511)	$(576,801)

Loss Per Share:
Basic and Fully Diluted	$(0.00)	$(0.04)

Weighted Average Common Shares Outstanding:
Basic	16,915,089	13,282,476
Fully Diluted	16,915,089	13,282,476

The accompanying notes are an integral part of these consolidated interim financial statements.

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED

SEPTEMBER 30, 2022 AND 2021

(UNAUDITED)

		Three Month Period Ended September 30, 2022
	Number of Shares	Common Stock	Additional Paid-in Capital	Common Stock Subscribed	Accumulated Deficit	Total Stockholders’ Equity

Balance, July 1, 2022	16,915,089	$169,150	$56,896,739	$–	$(48,094,394)	$8,971,495
Stock-based compensation	–	–	74,990	–	–	74,990
Net loss	–	–	–	–	(73,511)	(73,511)
Balance, September 30, 2022	16,915,089	$169,150	$56,971,729	$–	$(48,167,905)	$8,972,974

		Three Month Period Ended September 30, 2021
	Number of Shares	Common Stock	Additional Paid-in Capital	Common Stock Subscribed	Accumulated Deficit	Total Stockholders’ Equity

Balance, July 1, 2021	13,282,476	$132,825	$50,464,280	$–	$(47,165,978)	$3,431,127
Stock-based compensation	–	–	160,071	–	–	160,071
Proceeds from private placement of common stock subscribed, net of estimated issuance costs of $10,000	–	–	(10,000)	1,030,000	–	1,020,000
Net loss	–	–	–	–	(576,801)	(576,801)
Balance, September 30, 2021	13,282,476	$132,825	$50,614,351	$1,030,000	$(47,742,779)	$4,034,397

The accompanying notes are an integral part of these consolidated interim financial statements.

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED

SEPTEMBER 30, 2022 AND 2021

(UNAUDITED)

	Three Months Ended September 30,
	2022	2021
Cash Flows from Operating Activities:
Net Loss	$(73,511)	$(576,801)
Adjustments to reconcile net loss to net cash used in by operating activities -
Depreciation and amortization	52,411	42,280
Stock-based compensation expense	74,990	160,071
Non-cash interest expense	9,412	–
Changes in operating assets and liabilities -
Accounts receivable, net	(750,813)	167,563
Inventories, net	266,487	(235,495)
Prepaid expenses	25,950	8,309
Accounts payable	66,732	81,091
Customer advances	127,778	(113,512)
Accrued compensation and other	400,298	284,154
Net cash provided by (used in) operating activities	199,734	(182,340)

Cash Flows from Investing Activities:
Purchases of fixed assets	(16,019)	(24,325)
Additional patent costs	(13,155)	(6,041)
Net cash used in investing activities	(29,174)	(30,366)

Cash Flows from Financing Activities:
Payment of capital lease obligation	(9,950)	(9,375)
Payments of long-term debt	(92,857)	–
Gross Proceeds from private placement of common stock subscribed	–	1,030,000
Net cash (used in) provided by financing activities	(102,807)	1,020,625

Net increase in cash and cash equivalents	67,753	807,919
Cash and cash equivalents, beginning of period	605,749	861,650

Cash and cash equivalents, end of period	$673,502	$1,669,569

Supplemental disclosure of non-cash financing activities:
Offering costs included in accrued compensation and other	$–	$10,000

The accompanying notes are an integral part of these consolidated interim financial statements.

PRECISION OPTICS CORPORATION, INC.

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Operations

The accompanying consolidated financial statements include the accounts of Precision Optics Corporation, Inc. and its wholly-owned subsidiaries (the “Company”). All significant intercompany accounts and transactions have been eliminated in consolidation.

These consolidated financial statements have been prepared by the Company, without audit, and reflect normal recurring adjustments which, in the opinion of management, are necessary for a fair statement of the results of the first quarter of the Company’s fiscal year 2023. These consolidated financial statements do not include all disclosures associated with annual consolidated financial statements and, accordingly, should be read in conjunction with footnotes contained in the Company’s consolidated financial statements for the year ended June 30, 2022, together with the Report of Independent Registered Public Accounting Firm filed under cover of the Company’s 2022 Annual Report on Form 10-K, filed with the Securities and Exchange Commission on September 27, 2022.

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

Income (Loss) Per Share

Basic income (loss) per share is computed by dividing net income or net loss by the weighted average number of shares of common stock outstanding during the period. Diluted income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period, plus the number of potentially dilutive securities outstanding during the period such as stock options. For the three months ended September 30, 2022, the effect of such securities was antidilutive and not included in the fully diluted calculation because of the net loss generated during those periods.

The following is the calculation of income (loss) per share for the three months ended September 30, 2022 and 2021:

	Three Months Ended September 30,
	2022	2021
Net Income (Loss) Basic and Fully Diluted	$(73,511)	$(576,801)

Weighted Average Shares Outstanding
Basic and Fully Diluted	16,915,089	13,282,476

Loss Per Share - Basic and Fully Diluted	$(0.00)	$(0.04)

The number of shares issuable upon the exercise of outstanding stock options that were excluded from the computation as their effect was antidilutive was approximately 2,714,000 and 2,563,200 for the three months ended September 30, 2022 and 2021, respectively.

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

Goodwill and Patents

Long-lived assets such as goodwill and patents are capitalized when acquired and reviewed for impairment whenever events or changes in circumstances indicate that the book value of the asset may not be recoverable. Impairment of the carrying value of long-lived assets such as goodwill and patents would be indicated if the best estimate of future undiscounted cash flows expected to be generated by the asset grouping is less than its carrying value. If an impairment is indicated, any loss is measured as the difference between estimated fair value and carrying value and is recognized in operating income or loss. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. No such impairments of goodwill or patents have been estimated by management as of September 30, 2022.

2.	BUSINESS ACQUISITION

On October 4, 2021, the Company acquired substantially all of the assets of Lighthouse Imaging, LLC, of Windham, Maine, a medical optics and digital imaging business operating as a designer and manufacturer of advanced optical imaging systems and accessories with a strong expertise in electrical engineering and development of end-to-end medical visualization devices. The actual results of operations of the Lighthouse division are included in the accompanying consolidated financial statements as of, and for the three months ended, September 30, 2022.

The purchase price for Lighthouse Imaging included $1,500,000 as potential earn-out consideration over the subsequent two year period, contingent on the Lighthouse division meeting specified annual gross profit targets. The Lighthouse division did not meet the target for the first $750,000 portion of the earn-out, and the contingent liability associated with that portion was reversed and recognized as other income in the fiscal quarter ended June 30, 2022. The second $750,000 portion of the earn-out contingent liability will be paid if the target level of gross profit is earned by the Lighthouse division for the period from October 1, 2022 through September 30, 2023.

Consolidated unaudited pro forma results of operations for the Company are presented below assuming that the acquisition of the Lighthouse division had occurred on July 1, 2021. Pro forma operating results include net adjustments resulting from the acquisition transaction during the three months ended September 30, 2021.

	Three Months Ended September 30,
	2022	2021
	(Actual)	(Pro Forma)

Revenues	$5,085,301	$3,780,681
Net Loss	$(73,511)	$(519,506)
Loss per Share
Basic and diluted	$(0.00)	$(0.03)

Pro forma financial information is not necessarily indicative of the Company’s actual results of operations if the acquisition had been completed at the date indicated, nor is it necessarily an indication of future operating results. Amounts do not include any operating efficiencies or cost saving that the Company believes may be achievable.

3.	INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out) or market and consisted of the following:

	September 30, 2022	June 30, 2022
Raw Materials	$1,075,948	$1,414,996
Work-In-Progress	469,647	460,460
Finished Goods	1,210,065	1,146,691
Total Inventories	$2,755,660	$3,022,147

4.	BANK FINANCING ACTIVITIES

Bank Line of Credit

On October 4, 2021, the Company entered into a Loan Agreement with Main Street Bank of Marlborough, Massachusetts, which provided for a $2,600,000 Term Loan and a $250,000 Revolving Line of Credit Loan Facility, which was increased to $500,000 effective May 17, 2022. The $500,000 line of credit is due on demand and had no borrowings outstanding at September 30, 2022. Borrowings under the line of credit bear interest payable monthly at the prime lending rate plus 1.5% per annum, or 7.75% as of September 30, 2022, and shall not be less than 4.75% per annum. Borrowings under the line of credit are limited to the borrowing base comprised of a percentage of accounts receivable and inventory and are secured by all the assets of the Company.

Long-Term Debt

Long-term debt consists of the following at September 30, 2022:

Amount
Term Loan Note payable to Main Street Bank with monthly principal payments of $30,952.38 plus interest at the rate of 7.00% as of September 30, 2022. Secured by all assets of the Company, and subject to certain periodic reporting to the bank, an annual minimum EBITDA plus stock based compensation to debt service coverage ratio of 1.20:1 commencing with the fiscal year ending June 30, 2023, and other conditions. The Term Loan Note matures on October 15, 2028.	$2,259,524

Less current maturities	(371,429)
Less debt issuance costs, net of accumulated amortization of $929	(22,597)
Long-term debt, net of current portion of debt issuance costs	$1,865,498

At September 30, 2022 principal payments due on the Term Loan Note payable are as follows:

Fiscal Year Ending June 30:
2023	$278,572
2024	371,429
2025	371,429
2026	371,429
2027	371,429
Thereafter	495,236

Total long term debt	$2,259,524

5.	LEASE OBLIGATIONS

In March 2021 the Company entered into a five-year capital lease in the amount of $161,977 for manufacturing equipment. In January 2020, the Company entered into a five-year capital lease for $47,750 for manufacturing equipment. The net book value of fixed assets under capital lease obligations as of September 30, 2022 is $135,667.

On July 1, 2019 the Company entered into a three-year operating lease for its facility in El Paso, Texas, and in February 2022 the Company entered into an extension of the lease for an additional three years through June 2025. Remaining minimum lease payments at September 30, 2022 total $123,842. Total rent expense including base rent and common area expenses was $11,630 and $13,997 during the fiscal quarters ended September 30, 2022 and 2021, respectively. On October 4, 2021 the Company assumed the remaining term of the Windham, Maine lease as part of the Lighthouse acquisition. The lease expires on July 31, 2025. Remaining minimum lease payments at September 30, 2022 total $390,229. Total rent expense including base rent and common area expenses was $35,017 during the fiscal quarter ended September 30, 2022. Included in the accompanying balance sheet at September 30, 2022 is a right-of-use asset of $478,645 and current and long-term right-of-use operating lease liabilities of $160,924 and $317,722, respectively.

At September 30, 2022 future minimum lease payments under the capital lease and operating lease obligations are as follows:

Fiscal Year Ending June 30:	Capital Leases	Operating Lease
2023	$36,464	$136,167
2024	48,619	182,652
2025	43,917	183,775
2026	28,028	11,477
Total Minimum Payments	157,028	$514,071
Less: amount representing interest	14,582
Present value of minimum lease payments	142,446
Less: current portion	41,318
	$101,128

The Company’s operating leases for its Gardner, Massachusetts office, production and storage spaces plus an equipment lease have expired and are continuing on a month-to-month tenant at will basis. Rent expense on these operating leases was $50,826 and $51,277 for the fiscal quarter ended September 30, 2022 and 2021, respectively.

6.	STOCK-BASED COMPENSATION

Stock Options

The following table summarizes stock-based compensation expense for the three months ended September 30, 2022 and 2021: The share amounts and prices shown below do not reflect adjustment for a 1-for-3 reverse stock split that took effect after the close of business on November 1, 2022.

	Three Months Ended September 30,
	2022	2021
Cost of Goods Sold	$6,298	$28,415
Research and Development Expenses	30,756	43,489
Selling, General and Administrative Expenses	37,936	88,167
	$74,990	$160,071

No compensation has been capitalized because such amounts would have been immaterial.

The following tables summarize stock option activity for the three months ended September 30 2022:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Life
Outstanding at June 30, 2022	2,714,000	$1.33	7.08 years
Exercised, Granted and Cancelled	–	–	–
Outstanding at September 30, 2022	2,714,000	$1.33	6.83 years

Information related to the stock options outstanding as of September 30, 2022 is as follows:

Range of Exercise Prices	Number of Shares	Weighted- Average Remaining Contractual Life (years)	Weighted- Average Exercise Price	Exercisable Number of Shares	Exercisable Weighted- Average Exercise Price
$0.48	60,000	3.50	$0.48	60,000	$0.48
$0.50	80,000	3.72	$0.50	80,000	$0.50
$0.55	15,000	5.51	$0.55	15,000	$0.55
$0.70	100,000	5.84	$0.70	100,000	$0.70
$0.73	630,000	4.41	$0.73	630,000	$0.73
$0.85	6,000	0.26	$0.85	6,000	$0.85
$0.90	36,000	1.69	$0.90	36,000	$0.90
$1.25	45,000	7.47	$1.25	30,000	$1.25
$1.30	441,000	6.70	$1.30	431,500	$1.30
$1.40	70,000	8.13	$1.40	70,000	$1.40
$1.42	100,000	6.95	$1.42	100,000	$1.42
$1.45	5,000	8.44	$1.45	1,667	$1.45
$1.50	70,000	7.19	$1.50	70,000	$1.50
$1.68	540,000	8.68	$1.68	540,000	$1.68
$1.87	30,000	9.61	$1.87	–	$–
$2.00	100,000	8.57	$2.00	10,000	$2.00
$2.09	246,000	9.36	$2.09	–	$–
$2.26	140,000	9.14	$2.26	90,000	$2.26
$0.48–2.26	2,714,000	6.83	$1.33	2,270,167	$1.20

The aggregate intrinsic value of the Company’s in-the-money outstanding and exercisable options as of September 30, 2022 was $1,982,850 and $1,951,825, respectively.

7.	REVENUE RECOGNITION

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

The Company disaggregates revenues by product and service types as it believes it best depicts how the nature, amount, timing and uncertainty of revenues and cash flows are affected by economic factors. Revenues are comprised of the following for the three months ended September 30, 2022 and 2021:

	Three Months Ended September 30,
	2022	2021
Engineering Design Services	$1,642,967	$373,316
Optical Components	2,652,681	1,538,932
Medical Device Products & Assemblies	789,653	424,096
	$5,085,301	$2,336,344

Contract Assets and Liabilities

The nature of the Company’s products and services does not generally give rise to contract assets as it typically does not incur costs to fulfill a contract before a product or service is provided to a customer. The Company’s costs to obtain contracts are typically in the form of sales commissions paid to employees. The Company has elected to expense sales commissions associated with obtaining a contract as incurred as the amortization period is generally less than one year. These costs have been recorded in selling, general and administrative expenses. As of September 30, 2022, there were no contract assets recorded in the Company’s Consolidated Balance Sheets.

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

Contract liabilities, which were recorded as customer advances in the Company’s Consolidated Balance Sheets, and unearned revenue are comprised of the following:

	Three Months Ended September 30,
	2022	2021
Contract liabilities, beginning of period	$905,113	$450,084
Unearned revenue received from customers	455,613	205,389
Revenue recognized	(327,835)	(318,901)
Contract liabilities, end of period	$1,032,891	$336,572

8.	COVID-19 PANDEMIC

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and notes to those statements included elsewhere in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2022 and with our audited consolidated financial statements for the year ended June 30, 2022 included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on September 27, 2022.

This Quarterly Report on Form 10-Q contains forward-looking statements. When used in this report, the words anticipate, suggest, estimate, plan, project, continue, ongoing, potential, expect, predict, believe, intend, may, will, should, could, would and similar expressions are intended to identify forward-looking statements. You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including the risks described in this report, the risks described in our Annual Report on Form 10-K for the year ended June 30, 2022 and other reports we file with the Securities and Exchange Commission. Although we believe the expectations reflected in the forward-looking statements are reasonable, they relate only to events as of the date on which the statements are made. We do not intend to update any of the forward-looking statements after the date of this report to conform these statements to actual results or to changes in our expectations, except as required by law.

Overview

We have been a developer and manufacturer of advanced optical instruments since 1982. Our medical instrumentation line includes traditional endoscopes and endocouplers as well as other custom imaging and illumination products for use in minimally invasive surgical procedures. Much of our recent development efforts have been targeted at the development of next generation endoscopes. We selectively execute internal research and development programs to develop next generation capabilities for designing and manufacturing 3D endoscopes and very small MicroprecisionTM lenses, anticipating future requirements as the surgical community continues to demand smaller and more enhanced imaging systems for minimally invasive surgery.

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

Approximately 32% our business during the three months ended September 30, 2022 is from engineering services (primarily relating to the design of medical device optical assemblies), 52% from the sale of both internally manufactured and purchased optical components, and 16% from the manufacture of optical assemblies and sub-assemblies (primarily for medical device instrument applications). Our proprietary medical instrumentation line, unique custom design and manufacturing capabilities, and expert electrical engineering and development services have generated orders for traditional proprietary endoscopes and endocouplers as well as for custom imaging and illumination products for use in minimally invasive surgical procedures. We design and manufacture 3D endoscopes and very small MicroprecisionTM lenses, assemblies and complete medical devices to meet the surgical community’s continuing demand for smaller, disposable, and more enhanced imaging systems for minimally invasive surgery.

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

We believe that our future success depends to a large degree on our ability to develop new optical products and services to enhance the performance characteristics and methods of manufacture of existing products. Accordingly, we expect to continue to seek and obtain product-related design and development contracts with customers and to selectively invest our own funds on research and development, particularly in the areas of MicroprecisionTM optics, micro medical cameras, illumination, single-use endoscopes and 3D endoscopes.

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

There have been no significant changes in our critical accounting policies as disclosed in the Notes to our Financial Statements contained in our Annual Report on Form 10-K for the year ended June 30, 2022 filed with the Securities and Exchange Commission on September 27, 2022.

Results of Operations

Our total revenues for the quarter ended September 30, 2022, were $5,085,301, as compared to $2,336,344 for the same period in the prior year, an increase of $2,748,957, or 118%, primarily due to inclusion of the Lighthouse division since its acquisition in October, 2021 and an increase in medical device manufacturing and optical component revenue. Excluding the effect of the Lighthouse acquisition, component revenue increased 82%, production increased 37% and engineering revenue increased 18% from the quarter ended September 30, 2021 to 2022.

Our largest customer during the three months ended September 30, 2022 accounted for 16.6% of our revenue and represented component revenue for a defense/aerospace customer. We generated revenues from 194 unique customers during the three months ended September 30, 2022.

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

Gross profit for the quarter ended September 30, 2022 was $1,724,654, compared to $639,032 for the same period in the prior year, an increase of $1,085,622, or 170%. Gross profit for the quarter ended September 30, 2022 as a percentage of our revenues was 33.9%, an increase from the gross profit percentage 27.4% for the same period in the prior year. Quarterly gross profit and gross profit percentage depend on a number of factors, including overall sales volume, facility utilization, product sales mix, the costs of engineering services, production start-up costs and challenges in connection with new products, the effects of COVID-19 pandemic policy decisions on various economies and our suppliers and customers, as well as the effects on production efficiencies due to the augmented policies we have incorporated into our operations as a result of the COVID-19 pandemic.

Our gross profit on individual engineering projects is dependent on a number of factors and is expected to fluctuate from quarter to quarter based on the nature and status of engineering projects, unanticipated cost over-runs, design challenges and changes, start-up production activities, or other customer-imposed project changes or delays. Our increase in gross margin dollars during the quarter ended September 30, 2022 was due to inclusion of the Lighthouse division since its acquisition on October 4, 2021, an increase in both medical device manufacturing revenue and optical component revenue, and improved efficiencies in engineering projects, which is partially offset by inclusion of the Lighthouse division engineering and production revenues at overall margins lower than the Ross Optical division revenues. The remainder of our production, engineering and component revenues resulted in margins within our targeted range with reasonably expected fluctuations.

Research and development expenses were $245,477 for the quarter ended September 30, 2022, compared to $105,186 for the same period in the prior year, an increase of $140,291, or 133%. In-house research and development and certain internal functions not directly related to customer engagements are classified as research and development expenses with the majority of our engineering, research and development activities being consumed in revenue generating engagements with our customers for the development of their products. During the quarter ended September 30, 2022 we had an increase in research and development costs due to the inclusion of the Lighthouse division offset by a greater amount of our engineering personnel time consumed in customer focused compared to the same periods of the prior fiscal year.

Selling, general and administrative expenses were $1,495,766 for the quarter ended September 30, 2022, compared to $933,624 for the same period in the prior year, an increase of $562,142, or 60.2%. The increase in selling, general and administrative expenses in the three months ended September 30, 2022 compared to the same periods of the prior fiscal year was primarily due to inclusion of the Lighthouse division since its acquisition in October, 2021, plus increased compensation due to expanded headcount and marketing related expenses.

Liquidity and Capital Resources

We have sustained recurring net losses from operations for several years. During the quarter ended September 30, 2022, and the years ended June 30, 2022 and 2021 we incurred operating losses of $16,589, $1,513,890 and $905,583, respectively. At September 30, 2022, cash was $673,502, accounts receivables were $3,414,685 and current liabilities were $5,192,420, including $1,032,891 of customer advances received for future order deliveries.

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

We have traditionally funded working capital needs through product sales, management of working capital components of our business, cash received from public and private offerings of our common stock, warrants to purchase shares of our common stock or convertible notes, manufacturing equipment leases, and by customer advances paid against purchase orders by our customers and recorded in the current liabilities section of the accompanying financial statements. We have incurred year to year and quarter to quarter operating losses during our efforts to develop current products including MicroprecisionTM optical elements, micro medical camera assemblies and 3D endoscopes. Our management believes that the opportunities represented by these technical capabilities and related products have the potential to generate sales increases to achieve breakeven and profitable results.

In connection with our October 2021 acquisition of Lighthouse Imaging, we entered into a $2,600,000 bank term loan, and sold shares of our common stock for gross proceeds of $1,500,000. We also secured a $250,000 bank line of credit from the same bank in October 2021 for working capital needs, which was increased to $500,000 in May 2022. There were no borrowings outstanding on the line of credit at September 30, 2022.

Capital equipment expenditures and additional patent costs during the three months ended September 30, 2022 were $29,174. Future capital equipment and patent expenditures will be dependent upon future sales and success of on-going research and development efforts.

Contractual cash commitments for the fiscal periods subsequent to September 30, 2022, are summarized as follows:

	Fiscal 2023	Thereafter	Total
Capital lease for equipment, including interest	$36,464	$120,564	$157,028
Minimum operating lease payments	$136,167	$377,904	$514,071

We have contractual cash commitments related to open purchase orders as of September 30, 2022 of approximately $3,252,770.

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

Item 4. Controls and Procedures.

Management’s Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and our Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures, including internal control over financial reporting, were effective as of September 30, 2022, to ensure the information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended (i) is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are intended to be designed to provide reasonable assurance that such information is accumulated and communicated to our management. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of September 30, 2022.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter of our fiscal year covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

There have been no material changes from the risk factors previously disclosed in our annual report on Form 10-K for the fiscal year ended June 30, 2022, as filed with the Securities and Exchange Commission on September 27, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

As previously reported, the Company effected a 1-for-3 reverse split of its Common Stock as of 11:59 p.m. Eastern Time on Tuesday, November 1, 2022. The reverse stock split reduced the outstanding Common Stock from 16,915,089 shares to 5,638,302 shares, including the reduction for elimination of fractional shares. The total number of shares of Common Stock authorized under the Company’s Articles of Organization remains unchanged, at 50,000,000 shares, $.01 par value per share. The Common Stock began trading on a reverse stock split-adjusted basis on the OTCQB on November 2, 2022. The new CUSIP number for the Common Stock following the Reverse Stock Split is: 740294400.

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

3.6	Articles of Amendment to the Articles of Organization of Precision Optics Corporation, Inc., dated October 24, 2022; and Articles of Amendment to the Articles of Organization of Precision Optics Corporation, Inc., dated October 26, 2022 (included as Exhibit 3.1 to the Form 8-K filed November 2, 2022, and incorporated herein by reference).

3.7	Articles of Amendment to the Articles of Organization of Precision Optics Corporation, Inc., dated October 27, 2022 (included as Exhibit 3.2 to the Form 8-K filed November 2, 2022, and incorporated herein by reference).
10.1	Precision Optics Corporation, Inc. 2011 Equity Incentive Plan, dated October 13, 2011 (included as Exhibit 10.2 to Form S-8 filed October 14, 2011, and incorporated herein by reference.)

10.2	Precision Optics Corporation, Inc. Amended 2011 Equity Incentive Plan, dated October 14, 2011, as amended on April 16, 2015 (included as Exhibit 10.1 to the Company’s Registration Statement on Form S-8 filed April 20, 2015, and incorporated herein by reference).

10.3	Compensation Agreement, by and among Precision Optics Corporation, Inc. and Joseph N. Forkey, dated August 2, 2018 (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 3, 2018, and incorporated herein by reference).

10.4†+	Asset Purchase Agreement dated July 1, 2019, between Precision Optics Corporation, Inc. and Ross Optical Industries, Inc. and the shareholders (included as Exhibit 10.1 to the Form 8-K filed on July 8, 2019, and incorporated herein by reference).

10.5	Form of Purchase Agreement, by and among Precision Optics Corporation, Inc. and several Investors, dated July 1, 2019 (included as Exhibit 10.2 to the Form 8-K filed on July 8, 2019, and incorporated herein by reference).

10.6	Form of Registration Rights Agreement, by and among Precision Optics Corporation, Inc. and several Investors, dated July 1, 2019 (included as Exhibit 10.3 to the Form 8-K filed on July 8, 2019, and incorporated herein by reference).

10.7	Employment Agreement, by and among Precision Optics Corporation. Inc. and Divaker Mangadu, dated July 1, 2019 (included as Exhibit 10.4 to the Form 8-K filed on July 8, 2019, and incorporated herein by reference).

10.8†	Employment agreement, by and among Precision Optics Corporation, Inc. and Jeff DiRubio, dated April 26, 2019 (included as Exhibit 10.16 to the annual report on Form 10-K filed on September 26, 2019, and incorporated herein by reference).

10.9+	Lease Agreement, by and among Precision Optics Corporation, Inc. and Texzona Industries Ltd. dated July 1, 2019 (included as Exhibit 10.17 to the annual report on Form 10-K filed on September 26, 2019, and incorporated herein by reference).

10.10	Employment Offer Letter Daniel S. Habhegger, dated December 2, 2019 (included as Exhibit 10.18 to the quarterly report on Form 10-Q filed on February 13, 2020, and incorporated herein by reference).

10.11	Form of Securities Purchase Agreement, by and among Precision Optics Corporation, Inc. and several Investors, dated April 14, 2020 (included as Exhibit 10.1 to the current report on Form 8-K filed on May 7, 2020, and incorporated herein by reference).

10.12	Form of Registration Rights Agreement, by and among Precision Optics Corporation, Inc. and several Investors, dated April 14, 2020 (included as Exhibit 10.2 to the current report on Form 8-K filed on May 7, 2020, and incorporated herein by reference).

10.13†+	Asset Purchase Agreement, dated October 4, 2021, by and among Precision Optics Corporation, Inc. and Lighthouse Imaging, LLC and Anania & Associates Investment Company, LLC (included as Exhibit 10.1 to the current report on Form 8-K filed on October 8, 2021, and incorporated herein by reference).

10.14	Form of Securities Purchase Agreement, by and among Precision Optics Corporation, Inc. and several Investors, dated October 4, 2021 (included as Exhibit 10.2 to the current report on Form 8-K filed on October 8, 2021, and incorporated herein by reference).

10.15	Form of Registration Rights Agreement, by and among Precision Optics Corporation, Inc. and several Investors, dated October 4, 2021 (included as Exhibit 10.3 to the current report on Form 8-K filed on October 8, 2021, and incorporated herein by reference).

10.16+	Loan Agreement dated October 4, 2021, by and among Precision Optics Corporation, Inc. and Main Street Bank (included as Exhibit 10.4 to the current report on Form 8-K filed on October 8, 2021, and incorporated herein by reference).

10.17	$250,000 Revolving Line of Credit Note dated October 4, 2021 (included as Exhibit 10.5 to the current report on Form 8-K filed on October 8, 2021, and incorporated herein by reference).

10.18	$2,600,000 Term Loan Note dated October 4, 2021 (included as Exhibit 10.6 to the current report on Form 8-K filed on October 8, 2021, and incorporated herein by reference).

10.19	Security Agreement dated October 4, 2021, by and among Precision Optics Corporation, Inc. and Main Street Bank (included as Exhibit 10.7 to the current report on Form 8-K filed on October 8, 2021, and incorporated herein by reference).

10.20	Director side letter agreement dated October 4, 2021 (included as Exhibit 10.8 to the current report on Form 8-K filed on October 8, 2021, and incorporated herein by reference).

10.21	Precision Optics Corporation, Inc. 2022 Equity Incentive Plan (included as Appendix B to the proxy statement on Form DEF14A filed on February 24, 2022, and incorporated herein by reference).

14.1	Precision Optics Corporation, Inc. Corporate Code of Ethics and Conduct (included as Exhibit 14.1 to the Form 10-K filed September 28, 2008, and incorporated herein by reference).

21.1	Subsidiaries of the Registrant (included as Exhibit 21.1 to the Form 10-K filed September 26, 2008, and incorporated herein by reference).

31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed Herewith.
†	Certain portions of the agreement have been omitted to preserve the confidentiality of such information. The Company will furnish copies of any such information to the SEC upon request.
+	The schedules to agreement have been omitted from this filing pursuant to Item 601(a)(5) of Regulation S-K. The Company will furnish copies of any such schedules to the SEC upon request.

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

PRECISION OPTICS CORPORATION, INC.

Date: November 14, 2022	By:	/s/ Joseph N. Forkey
Joseph N. Forkey
Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2022	By:	/s/ Daniel S. Habhegger
Daniel S. Habhegger
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

