Form 10-Q
period 2022-12-31
PRECISION OPTICS CORPORATION, INC.
filed 2023-02-14
CIK 867840

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2022

or

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

(978) 630-1800

(Registrants telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value	POCI	The Nasdaq Stock Market LLC

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

The number of shares outstanding of the issuers common stock, par value $0.01 per share, at February 14, 2023 was 5,638,302 shares.

PRECISION OPTICS CORPORATION, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	December 31,	June 30,
	2022	2022
ASSETS
Current Assets:
Cash and cash equivalents	$381,318	$605,749
Accounts receivable, net of allowance for doubtful accounts of $72,343 at December 31, 2022 and $44,135 at June 30, 2022	4,032,522	2,663,872
Inventories	2,846,975	3,079,938
Prepaid expenses	213,177	213,448
Total current assets	7,473,992	6,563,007

Fixed Assets:
Machinery and equipment	3,222,406	3,215,412
Leasehold improvements	795,572	786,112
Furniture and fixtures	227,599	219,999
Total fixed assets	4,245,577	4,221,523
Less—Accumulated depreciation and amortization	3,756,593	3,651,843
Net fixed assets	488,984	569,680

Operating lease right-to-use asset	439,074	517,725
Patents, net	242,981	229,398
Goodwill	8,824,210	8,824,210

TOTAL ASSETS	$17,469,241	$16,704,020

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of financing lease obligation	$41,938	$40,705
Current maturities of long-term debt	371,429	367,714
Current portion of acquisition earn out liabilities	889,525	166,667
Accounts payable	2,244,270	2,239,175
Contract liabilities	794,981	905,113
Accrued compensation and other	971,864	716,702
Operating lease liability	163,984	150,565
Total current liabilities	5,477,991	4,586,641

Financing lease obligation, net of current portion	90,409	111,691
Long-term debt, net of current maturities and debt issuance costs	1,773,571	1,961,141
Acquisition earn out liability, net of current portion	–	705,892
Operating lease liability, net of current portion	275,090	367,160

Stockholders’ Equity:
Common stock, $0.01 par value: 50,000,000 shares authorized; issued and outstanding – 5,638,302 shares at December 31, 2022 and June 30, 2022	56,383	56,383
Additional paid-in capital	57,329,282	57,009,506
Accumulated deficit	(47,533,485)	(48,094,394)
Total stockholders’ equity	9,852,180	8,971,495

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$17,469,241	$16,704,020

The accompanying notes are an integral part of these consolidated interim financial statements.

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED

DECEMBER 31, 2022 AND 2021

(UNAUDITED)

	Three Months Ended December 31,		Six Months Ended December 31,
	2022	2021	2022	2021
Revenues	$5,886,961	$3,897,041	$10,972,262	$6,233,385

Cost of goods sold	3,161,737	2,777,459	6,522,384	4,474,771
Gross Profit	2,725,224	1,119,582	4,449,878	1,758,614

Research and Development Expenses	208,666	113,164	454,143	218,350

Selling, General and Administrative Expenses	1,819,741	1,466,768	3,315,507	2,400,392
Business Acquisition Expenses	–	–	–	172,174
Total Operating Expenses	2,028,407	1,579,932	3,769,650	2,790,916

Operating Income (Loss)	696,817	(460,350)	680,228	(1,032,302)

Interest (Expense) Income, net	(62,397)	(46,663)	(119,319)	(51,512)

Net Income (Loss)	$634,420	$(507,013)	$560,909	$(1,083,814)

Income (Loss) Per Share:
Basic	$0.11	$(0.09)	$0.10	$(0.22)
Fully Diluted	$0.11	$(0.09)	$0.09	$(0.22)

Weighted Average Common Shares Outstanding:
Basic	5,638,302	5,526,413	5,638,302	4,976,923
Fully Diluted	5,935,911	5,526,413	5,937,471	4,976,923

The accompanying notes are an integral part of these consolidated interim financial statements.

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED

December 31, 2022 AND 2021

(UNAUDITED)

		Six Month Period Ended December 31, 2022
	Number of Shares	Common Stock	Additional Paid-in Capital	Common Stock Subscribed	Accumulated Deficit	Total Stockholders’ Equity
Balance, July 1, 2022	5,638,302	$56,383	$57,009,506	$–	$(48,094,394)	$8,971,495
Stock-based compensation	–	–	74,990	–	–	74,990
Net loss	–	–	–	–	(73,511)	(73,511)
Balance, September 30, 2022	5,638,302	56,383	57,084,496	–	(48,167,905)	8,972,974
Stock-based compensation	–	–	244,786	–	–	244,786
Net Income	–	–	–	–	634,420	634,420
Balance, December 31, 2022	5,638,302	$56,383	$57,329,282	$–	$(47,533,485)	$9,852,180

		Six Month Period Ended December 31, 2021
	Number of Shares	Common Stock	Additional Paid-in Capital	Common Stock Subscribed	Accumulated Deficit	Total Stockholders’ Equity
Balance, July 1, 2021	4,427,432	$44,274	$50,552,831	$–	$(47,165,978)	$3,431,127
Stock-based compensation	–	–	160,071	–	–	160,071
Proceeds from private placement of common stock subscribed, net of estimated issuance costs of $10,000	–	–	(10,000)	1,030,000	–	1,020,000
Net loss	–	–	–	–	(576,801)	(576,801)
Balance, September 30, 2021	4,427,432	44,274	50,702,902	1,030,000	(47,742,779)	4,034,397
Stock-based compensation	–	–	330,451	–	–	330,451
Proceeds from private placement of common stock	312,500	3,125	1,496,875	(1,030,000)	–	470,000
Issuance of common stock in business acquisition	833,333	8,333	4,816,667	–	–	4,825,000
Proceeds from exercise of stock option	5,000	50	16,600	–	–	16,650
Exercise of stock options net of 478 shares withheld	875	9	(9)	–	–	–
Issuance of common stock for employee services	3,031	30	19,970	–	–	20,000
Net loss	–	–	–	–	(507,013)	(507,013)
Balance, December 31, 2021	5,582,171	$55,821	$57,383,456	$–	$(48,249,792)	$9,189,485

The accompanying notes are an integral part of these consolidated interim financial statements.

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED

DECEMBER 31, 2022 AND 2021

(UNAUDITED)

	Six Months Ended December 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$560,909	$(1,083,814)
Adjustments to Reconcile Net Loss to Net Cash Used In Operating Activities -
Depreciation and amortization	104,750	107,680
Stock-based compensation expense	319,776	510,522
Non-cash interest expense	16,966	–
Changes in Operating Assets and Liabilities, net of effects of business acquisition -
Accounts receivable, net	(1,368,650)	339,671
Inventories, net	232,963	(161,987)
Prepaid expenses	271	(66,093)
Accounts payable	5,095	(167,139)
Customer advances	(110,132)	(139,292)
Accrued compensation and other	255,162	(54,711)
Net Cash Provided By (Used In) Operating Activities	17,110	(715,163)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additional patent costs	(13,583)	(8,853)
Purchases of fixed assets	(24,054)	(29,239)
Acquisition of business	–	(255,063)
Net Cash Used In Investing Activities	(37,637)	(293,155)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of financing lease obligation	(20,049)	(18,879)
Payments of long-term debt	(183,855)	(61,905)
Payment of debt issuance costs	–	(26,000)
Gross proceeds from private placement of common stock	–	1,500,000
Gross proceeds from exercise of stock options	–	16,650
Net Cash (Used In) Provided By Financing Activities	(203,904)	1,409,866

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(224,431)	401,548
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	605,749	861,650

CASH AND CASH EQUIVALENTS, END OF PERIOD	$381,318	$1,263,198

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Offering costs included in accrued compensation and other	$–	$10,000
Issuance of common stock for services	$–	$20,000
Acquisition of business financed with long-term debt	$–	$2,600,000

The accompanying notes are an integral part of these consolidated interim financial statements.

PRECISION OPTICS CORPORATION, INC.

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Operations

The accompanying consolidated financial statements include the accounts of Precision Optics Corporation, Inc. and its wholly-owned subsidiaries (the “Company”). All significant intercompany accounts and transactions have been eliminated in consolidation.

These consolidated financial statements have been prepared by the Company, without audit, and reflect normal recurring adjustments which, in the opinion of management, are necessary for a fair statement of the results of the second quarter and six months of the Company’s fiscal year 2023. These consolidated financial statements do not include all disclosures associated with annual consolidated financial statements and, accordingly, should be read in conjunction with footnotes contained in the Company’s consolidated financial statements for the year ended June 30, 2022, together with the Report of Independent Registered Public Accounting Firm filed under cover of the Company’s 2022 Annual Report on Form 10-K, filed with the Securities and Exchange Commission on September 27, 2022.

Reclassifications

Certain reclassifications have been made to conform the prior period consolidated financial statements to the current period.

Reverse Stock Split

The Company’s Board of Directors authorized a reverse split of the Company’s outstanding shares of common stock within a stated range of 1:1.5 to 1:3, which was subsequently approved by stockholders holding more than a majority of the outstanding shares of Common Stock at the Company’s Annual Meeting on April 8, 2022. The Company effected the reverse stock split on a one-for-three basis on November 1, 2022 as reported by the Company on Form 8-K filed with the Securities and Exchange Commission on November 2, 2022.

As a result of the reverse stock split, every three shares of issued and outstanding common stock were automatically combined into one issued and outstanding share of common stock, without any change in the par value per share or the number of the Company’s authorized shares. The reverse stock split reduced the number of shares of common stock outstanding from 16,915,089 on November 1, 2022 to approximately 5,638,302 shares, after reduction for the elimination of fractional shares.

Unless otherwise noted, all prior year share amounts and per share calculations throughout this Form 10-Q have been restated to reflect the impact of this 1:3 reverse stock split and to provide data on a comparable basis. Such restatements include calculations regarding the Company’s weighted-average shares, and earnings per share, as well as disclosures regarding the Company’s stock-based compensation plans.

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

The following is the calculation of income (loss) per share for the three and six months ended December 31, 2022 and 2021:

	Three Months Ended December 31,		Six Months Ended December 31,
	2022	2021	2022	2021
Net Income (Loss)	$634,420	$(507,013)	$560,909	$(1,083,814)

Basic Weighted Average Shares Outstanding	5,638,302	5,526,413	5,638,302	4,976,923
Fully Diluted Weighted Average Shares Outstanding	5,935,911	5,526,413	5,937,471	4,976,923

Income (Loss) Per Share
Basic	$0.11	$(0.09)	$0.10	$(0.22)
Fully Diluted	$0.11	$(0.09)	$0.09	$(0.22)

The number of shares issuable upon the exercise of outstanding stock options that were excluded from the computation as their effect was antidilutive was 266,981 for the three and six months ended December 31, 2022, respectively, and 889,900 for the three and six months ended December 31, 2021.

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

Goodwill and Patents

Long-lived assets such as goodwill and patents are capitalized when acquired and reviewed for impairment whenever events or changes in circumstances indicate that the book value of the asset may not be recoverable. Impairment of the carrying value of long-lived assets such as goodwill and patents would be indicated if the best estimate of future undiscounted cash flows expected to be generated by the asset grouping is less than its carrying value. If an impairment is indicated, any loss is measured as the difference between estimated fair value and carrying value and is recognized in operating income or loss. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. No such impairments of goodwill or patents have been estimated by management as of December 31, 2022.

2.	BUSINESS ACQUISITION

On October 4, 2021, the Company acquired substantially all of the assets of Lighthouse Imaging, LLC, of Windham, Maine, a medical optics and digital imaging business operating as a designer and manufacturer of advanced optical imaging systems and accessories with a strong expertise in electrical engineering and development of end-to-end medical visualization devices. The actual results of operations of the Lighthouse division are included in the accompanying consolidated financial statements as of, and for the three and six months ended, December 31, 2022, and for the three months ended December 31, 2021.

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

	Three Months Ended December 31,		Six Months Ended December 31,
	2022	2021	2022	2021
	(Actual)	(Actual)	(Actual)	(Pro Forma)
Revenues	$5,886,961	$3,897,041	$10,972,262	$7,677,722
Net income (loss)	634,420	(507,013)	560,909	(1,026,519)
Net income (loss) per share:
Basic	$0.11	$(0.09)	$0.10	$(0.18)
Fully diluted	$0.11	$(0.09)	$0.09	$(0.18)

Pro forma financial information is not necessarily indicative of the Company’s actual results of operations if the acquisition had been completed at the date indicated, nor is it necessarily an indication of future operating results. Amounts do not include any operating efficiencies or cost saving that the Company believes may be achievable.

3.	INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out) or market and consisted of the following:

	December 31, 2022	June 30, 2022
Raw Materials	$1,155,104	$1,414,996
Work-In-Progress	598,691	518,251
Finished Goods	1,093,180	1,146,691
Total Inventories	$2,846,975	$3,079,938

4.	BANK FINANCING ACTIVITIES

Bank Line of Credit

On October 4, 2021, the Company entered into a Loan Agreement with Main Street Bank of Marlborough, Massachusetts, which provided for a $2,600,000 Term Loan and a $250,000 Revolving Line of Credit Loan Facility, which was increased to $500,000 effective May 17, 2022. The $500,000 line of credit is due on demand and had no borrowings outstanding at December 31, 2022. Borrowings under the line of credit bear interest payable monthly at the prime lending rate plus 1.5% per annum, or 9.00% as of December 31, 2022, and shall not be less than 4.75% per annum. Borrowings under the line of credit are limited to the borrowing base comprised of a percentage of eligible accounts receivable and inventory and are secured by all the assets of the Company.

Long-Term Debt

Long-term debt consists of the following at December 31, 2022:

Amount
Term Loan Note payable to Main Street Bank with monthly principal payments of $30,952.38 plus interest at the rate of 9.00% as of December 31, 2022. Secured by all assets of the Company, and subject to certain periodic reporting to the bank, an annual minimum EBITDA plus stock based compensation to debt service coverage ratio of 1.20:1 commencing with the fiscal year ending June 30, 2023, and other conditions. The Term Loan Note matures on October 15, 2028.	$2,166,667

Less current maturities	(371,429)
Less debt issuance costs, net of accumulated amortization of $1,859	(21,667)
Long-term debt, net of current portion of debt issuance costs	$1,773,571

At December 31, 2022 principal payments due on the Term Loan Note payable are as follows:

Fiscal Year Ending June 30:
2023	$186,715
2024	371,429
2025	371,429
2026	371,429
2027	371,429
Thereafter	495,236
Total long term debt	$2,167,667

5.	LEASE OBLIGATIONS

In March 2021 the Company entered into a five-year financing lease in the amount of $161,977 for manufacturing equipment. In January 2020, the Company entered into a five-year financing lease for $47,750 for manufacturing equipment. The net book value of fixed assets under financing lease obligations as of December 31, 2022 is $125,181.

On July 1, 2019 the Company entered into a three-year operating lease for its facility in El Paso, Texas, and in February 2022 the Company entered into an extension of the lease for an additional three years through June 2025. Remaining minimum lease payments at December 31, 2022 total $112,885. Total rent expense including base rent and common area expenses was $7,986 and $15,705 during the three months ended December 31, 2022 and 2021, respectively. On October 4, 2021 the Company assumed the remaining term of the Windham, Maine lease as part of the Lighthouse acquisition. The lease expires on July 31, 2025. Remaining minimum lease payments at December 31, 2022 total $355,797. Total rent expense including base rent and common area expenses was $35,017 during the three months ended December 31, 2022. Included in the accompanying balance sheet at December 31, 2022 is a right-of-use asset of $439,074 and current and long-term right-of-use operating lease liabilities of $163,984 and $275,090, respectively.

At December 31, 2022 future minimum lease payments under the financing lease and operating lease obligations are as follows:

Fiscal Year Ending June 30:	Financing Leases	Operating Lease
2023	$24,285	$90,778
2024	48,619	182,652
2025	43,917	183,775
2026	28,028	11,477
Total Minimum Payments	144,849	$468,682
Less: amount representing interest	12,502
Present value of minimum lease payments	132,347
Less: current portion	41,938
	$90,409

The Company’s operating leases for its Gardner, Massachusetts office, production and storage spaces plus an equipment lease have expired and are continuing on a month-to-month tenant at will basis. Rent expense on these operating leases was $101,156 and $101,727 for the six months ended December 31, 2022 and 2021, respectively.

6.	STOCK-BASED COMPENSATION

Stock Options

The following table summarizes stock-based compensation expense for the three and six months ended December 31, 2022 and 2021:

	Three Months Ended December 31,		Six Months Ended December 31,
	2022	2021	2022	2021
Cost of Goods Sold	$9,556	$28,415	$15,854	$56,830
Research and Development	50,302	50,310	81,058	93,799
Selling, General and Administrative	184,928	251,726	222,864	339,893
Stock Based Compensation Expense	$244,786	$330,451	$319,776	$490,522

No compensation has been capitalized because such amounts would have been immaterial.

The following tables summarize stock option activity for the six months ended December 31, 2022:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Life
Outstanding at June 30, 2022	904,626	$4.00	7.08 years
Exercised	–	–	–
Granted	105,001	5.97	–
Cancelled	(666)	3.90	–
Outstanding at December 31, 2022	1,008,961	$4.21	6.86 years

Information related to the stock options outstanding as of December 31, 2022 is as follows:

Range of Exercise Prices	Number of Shares	Weighted- Average Remaining Contractual Life (years)	Weighted- Average Exercise Price	Exercisable Number of Shares	Exercisable Weighted- Average Exercise Price
$1.44	20,000	3.24	$1.44	20,000	$1.44
$1.50	26,666	3.47	$1.50	26,666	$1.50
$1.65	5,000	5.25	$1.65	5,000	$1.65
$2.10	33,333	5.59	$2.10	33,333	$2.10
$2.19	209,996	4.16	$2.19	209,996	$2.19
$2.55	2,000	0.01	$2.55	2,000	$2.55
$2.70	12,000	1.44	$2.70	12,000	$2.70
$3.75	15,000	7.22	$3.75	10,000	$3.75
$3.90	146,325	6.45	$3.90	146,325	$3.90
$4.20	23,332	7.88	$4.20	23,332	$4.20
$4.26	33,333	6.70	$4.26	33,333	$4.26
$4.35	1,666	8.19	$4.35	1,666	$4.35
$4.50	23,332	6.94	$4.50	23,332	$4.50
$5.04	179,997	8.43	$5.04	179,997	$5.04
$5.61	10,000	9.36	$5.61	–	$–
$5.85	75,003	9.01	$5.85	–	$–
$6.00	33,330	8.32	$6.00	10,000	$6.00
$6.26	29,998	9.88	$6.26	29,998	$6.26
$6.27	81,986	9.11	$6.27	–	$–
$6.78	46,664	8.88	$6.78	35,553	$6.78
$1.44–6.78	1,008,961	6.86	$4.21	802,531	$3.74

The aggregate intrinsic value of the Company’s in-the-money outstanding and exercisable options as of December 31, 2022 was $1,546,353 and $1,537,253, respectively.

7.	REVENUE RECOGNITION

Revenues are recognized as the performance obligations to deliver products or services are satisfied and are recorded based on the amount of consideration the Company expects to receive in exchange for satisfying the performance obligations. Most of the Company’s products and services are marketed to medical device companies with over 90% of all revenues to customers in the United States. Products and services are primarily transferred to customers at a point in time based upon when services are performed or product is shipped. Other selling costs to obtain and fulfill contracts are expensed as incurred due to the short-term nature of a majority of its contracts. The Company extends terms of payment to its customers based on commercially reasonable terms for the markets of its customers, while also considering their credit quality. Shipping and handling costs charged to customers are included in revenues.

The Company disaggregates revenues by product and service types as it believes it best depicts how the nature, amount, timing and uncertainty of revenues and cash flows are affected by economic factors. Technology rights revenue represent amounts paid by customers for rights to use the Company’s intellectual property including product designs, patents, and know-how to manufacture and commercialize their products under specified contractual conditions. Revenues are comprised of the following for the three and six months ended December 31, 2022 and 2021:

	Three Months Ended December 31,		Six Months Ended December 31,
	2022	2021	2022	2021
Engineering Design Services	$1,701,611	$1,636,482	$3,344,578	$2,127,253
Optical Components	2,580,140	1,486,006	5,232,821	2,945,332
Medical Device Products and Assemblies	1,005,210	774,553	1,794,863	1,160,800
Technology Rights	600,000	–	600,000	–
Total Revenues	$5,886,961	$3,897,041	$10,972,262	$6,233,385

Contract Assets and Liabilities

The nature of the Company’s products and services does not generally give rise to contract assets as it typically does not incur costs to fulfill a contract before a product or service is provided to a customer. The Company’s costs to obtain contracts are typically in the form of sales commissions paid to employees. The Company has elected to expense sales commissions associated with obtaining a contract as incurred as the amortization period is generally less than one year. These costs have been recorded in selling, general and administrative expenses. As of December 31, 2022, there were no contract assets recorded in the Company’s Consolidated Balance Sheets.

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

Contract liabilities, which were recorded as customer advances in the Company’s Consolidated Balance Sheets, and unearned revenue are comprised of the following:

	Three Months Ended December 31,		Six Months Ended December 31,
	2022	2021	2022	2021
Contract liabilities, beginning of period	$1,032,891	$336,572	$905,113	$450,084
Assumed in business acquisition	–	826,679	–	826,679
Unearned revenue received from customers	441,493	537,137	897,106	742,526
Revenue recognized	(679,403)	(562,918)	(1,007,238)	(881,819)
Contract liabilities, end of period	$794,981	$1,137,470	$794,981	$1,137,470

8.	COVID-19 PANDEMIC

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and notes to those statements included elsewhere in this Quarterly Report on Form 10-Q for the quarter ended December 31, 2022 and with our audited consolidated financial statements for the year ended June 30, 2022 included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on September 27, 2022.

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

Approximately 31% our business during the six months ended December 31, 2022 is from engineering services (primarily relating to the design of medical device optical assemblies), 48% from the sale of both internally manufactured and purchased optical components, and 16% from the manufacture of optical assemblies and sub-assemblies (primarily for medical device instrument applications). Our proprietary medical instrumentation line, unique custom design and manufacturing capabilities, and expert electrical engineering and development services have generated orders for traditional proprietary endoscopes and endocouplers as well as for custom imaging and illumination products for use in minimally invasive surgical procedures. We design and manufacture 3D endoscopes and very small MicroprecisionTM lenses, assemblies and complete medical devices to meet the surgical community’s continuing demand for smaller, disposable, and more enhanced imaging systems for minimally invasive surgery.

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

Results of Operations

Our total revenues for the quarter ended December 31, 2022, were $5,886,961, as compared to $3,897,041 for the same period in the prior year, an increase of $1,989,920, or 51.1%, primarily due to an increase in component revenue to a large defense contractor, and a $600,000 one-time sale of technology rights relating to a medical device instrument developed for a customer.

Our total revenues for the six months ended December 31, 2022 were $10,972,262, as compared to $6,233,385 for the same period in the prior year, an increase of $4,738,877, or 76.0% due in part to the inclusion of the Lighthouse division since its acquisition on October 4, 2021, increases in component sales in the El Paso and Gardner locations, an increase in engineering revenues, and one-time technology rights revenue in the quarter ended December 31, 2022.

Our two largest customers accounted for 14.2% and 18.1% of our revenue during the quarter ended December 31, 2022, and 15.3% and 11.8% of our revenue during the six months ended December 31, 2022. One of our two largest customers is a defense/aerospace company and the other is developing a medical device instrument. We generated revenues from 207 unique customers during the six months ended December 31, 2022, and no other customer represented over 10% of our revenue during the three and six months ended December 31, 2022.

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

Gross profit for the quarter ended December 31, 2022 was $2,725,224, compared to $1,119,582 for the same period in the prior year, an increase of $1,605,642, or 143%. Gross profit for the quarter ended December 31, 2022 as a percentage of our revenues was 46.3%, an increase from the gross profit percentage of 28.7% for the same period in the prior year. Gross profit for the six months ended December 31, 2022 was $4,449,878, as compared to $1,758,614 for the same period in the prior year, an increase of $2,691,264 or 153%. Gross profit for the six months ended December 31, 2022 as a percentage of our revenues was 40.6%, an increase from the gross profit percentage of 28.2% for the same period in the prior year. Quarterly gross profit and gross profit percentage depend on a number of factors, including overall sales volume, facility utilization, product sales mix, the costs of engineering services, and production start-up costs and challenges in connection with new products, the effects of COVID-19 pandemic policy decisions on various economies and our suppliers and customers, as well as the effects on production efficiencies due to the augmented policies we have incorporated into our operations as a result of the COVID-19 pandemic.

Our gross profit on individual engineering projects is dependent on a number of factors and is expected to fluctuate from quarter to quarter based on the nature and status of engineering projects, unanticipated cost over-runs, design challenges and changes, start-up production activities, or other customer-imposed project changes or delays. Our increase in gross profit dollars and margin during three and six months ended December 31, 2022 compared to the same periods in the previous years was due to inclusion of the Lighthouse division since its acquisition on October 4, 2021, increases in engineering, component and production revenues, greater production and personnel utilization, and recognition of technology rights revenue with no associated direct incremental costs.

Research and development expenses were $208,666 for the quarter ended December 31, 2022, compared to $113,164 for the same period in the prior year, an increase of $95,502, or 84.4%. Research and development expenses were $454,143 for the six months ended December 31, 2022, compared to $218,350 for the same period in the prior year, an increase of $235,793, or 108%. In-house research and development and certain internal functions not directly related to customer engagements are classified as research and development expenses with the majority of our engineering, research and development activities being consumed in revenue generating engagements with our customers for the development of their products. During the three and six months ended December 31, 2022 compared to the same periods of the prior year we had an increase in personnel, and an increase in research and development costs incurred in the development of internal research and development efforts and projects.

Selling, general and administrative expenses were $1,819,741 for the quarter ended December 31, 2022, compared to $1,466,768 for the same period in the prior year, an increase of $352,973, or 24.1%. Selling, general and administrative expenses were $3,315,507 for the six months ended December 31, 2022, compared to $2,400,392 for the same period in the prior year, an increase of $915,115, or 38.1%. The increase in selling, general and administrative expenses in the six months ended December 31, 2022 compared to the same periods of the prior fiscal year was primarily due to inclusion of the Lighthouse division since its acquisition in October, 2021, plus increased compensation due to expanded headcount, incentive bonuses and sales commissions resulting from increased revenues, and marketing related expenses, offset by a decreased amount of stock-based compensation expense.

Liquidity and Capital Resources

With the exception of the current period ended December 31, 2022, during which net income was 560,909, which includes one-time technology rights revenue of $600,000, we have sustained recurring net losses from operations for several years. During the years ended June 30, 2022 and 2021 we incurred operating losses of $1,513,890 and $905,583, respectively. At December 31, 2022, cash was $381,318, accounts receivables were $4,032,522 and current liabilities were $5,477,991, including $794,981 of customer advances received for future order deliveries.

Although our revenue and gross margin have increased, our operating expenses have also increased, and we continue to experience pricing pressure from our customers and challenges in engineering projects and production orders that can result in cost over-runs and depressed gross margins. We also experience added uncertainty related to our vendors ability to supply materials and our customers future order levels as a result of the economic impact the COVID-19 world-wide pandemic and related jurisdictional policies and regulations and lingering supply-chain issues. Consequently, critical to our ability to maintain our financial condition is achieving and maintaining a level of quarterly revenues that generate break even or better financial performance as well as timely collection of accounts receivable from our customers. We believe profitable operating results can be achieved through a combination of revenue levels, realized gross profits and controlling operating expense increases, all of which are subject to periodic fluctuations resulting from sales mix and the stage of completion of varying engineering service projects as they progress towards and into production level revenues.

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

In connection with our October 2021 acquisition of Lighthouse Imaging, we entered into a $2,600,000 bank term loan, and sold shares of our common stock for gross proceeds of $1,500,000. We also secured a $250,000 bank line of credit from the same bank in October 2021 for working capital needs, which was increased to $500,000 in May 2022. There were no borrowings outstanding on the line of credit at December 31, 2022.

Capital equipment expenditures and additional patent costs during the six months ended December 31, 2022 were $37,637. Future capital equipment and patent expenditures will be dependent upon future sales and success of on-going research and development efforts.

Contractual cash commitments for the fiscal periods subsequent to December 31, 2022, are summarized as follows:

	Fiscal 2023	Thereafter	Total
Financing lease for equipment, including interest	$24,285	$120,564	$144,849
Minimum operating lease payments	$90,778	$377,904	$468,682

We have contractual cash commitments related to open purchase orders as of December 31, 2022 of approximately $3,547,236.

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

Item 4. Controls and Procedures.

Management’s Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and our Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures, including internal control over financial reporting, were effective as of December 31, 2022, to ensure the information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended (i) is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are intended to be designed to provide reasonable assurance that such information is accumulated and communicated to our management. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2022.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter of our fiscal year covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Beginning on January 7, 2023, the Company hired E. Kevin Dahill as its Interim Chief Financial Officer.  January 6, 2023 was Daniel Habhegger’s last day as a full-time employee of the Company.  Mr. Habhegger was Chief Financial Officer of the Company from December 2, 2019 through January 6, 2023. Mr. Habhegger has taken a position with another company but has agreed to continue on a part-time basis with the Company through February 14, 2023, retaining responsibility as the Company’s principal accounting officer and principal financial officer through that date.  Further information about this transition in roles is set forth in the Company’s report on Form 8-K filed on January 5, 2023.

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

10.22

Employment offer letter dated January 5, 2023 between Precision Optics Corporation, Inc. and Daniel S. Habhegger (included as Exhibit 10.1 to the current report on Form 8-K filed on January 5, 2023, and incorporated herein by reference).

10.23

Employment offer letter dated January 5, 2023 between Precision Optics Corporation, Inc. and E. Kevin Dahill (included as Exhibit 10.2 to the current report on Form 8-K filed on January 5, 2023, and incorporated herein by reference).

14.1	Precision Optics Corporation, Inc. Corporate Code of Ethics and Conduct (included as Exhibit 14.1 to the Form 10-K filed September 28, 2008, and incorporated herein by reference).

21.1	Subsidiaries of the Registrant (included as Exhibit 21.1 to the Form 10-K filed September 26, 2008, and incorporated herein by reference).

31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed Herewith.
†	Certain portions of the agreement have been omitted to preserve the confidentiality of such information. The Company will furnish copies of any such information to the SEC upon request.
+	The schedules to agreement have been omitted from this filing pursuant to Item 601(a)(5) of Regulation S-K. The Company will furnish copies of any such schedules to the SEC upon request.

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

PRECISION OPTICS CORPORATION, INC.

Date: February 14, 2023	By:	/s/ Joseph N. Forkey
Joseph N. Forkey
Chief Executive Officer (Principal Executive Officer)

Date: February 14, 2023	By:	/s/ Daniel S. Habhegger
Daniel S. Habhegger
(Principal Financial Officer and Principal Accounting Officer)

