Form 10-Q
period 2023-03-31
PRECISION OPTICS CORPORATION, INC.
filed 2023-05-15
CIK 867840

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

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

The number of shares outstanding of the issuers common stock, par value $0.01 per share, at May 15, 2023 was 5,640,995 shares.

PRECISION OPTICS CORPORATION, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31,	June 30,
	2023	2022
ASSETS
Current Assets:
Cash and cash equivalents	$612,095	$605,749
Accounts receivable, net of allowance for doubtful accounts of $74,593 at March 31, 2023 and $44,135 at June 30, 2022	4,389,907	2,663,872
Inventories	2,959,732	3,079,938
Prepaid expenses	307,663	213,448
Total current assets	8,269,397	6,563,007

Fixed Assets:
Machinery and equipment	3,225,483	3,215,412
Leasehold improvements	794,894	786,112
Furniture and fixtures	233,547	219,999
Total fixed assets	4,253,924	4,221,523
Less—Accumulated depreciation and amortization	3,809,303	3,651,843
Net fixed assets	444,621	569,680

Operating lease right-to-use asset	399,007	517,725
Patents, net	249,408	229,398
Goodwill	8,824,210	8,824,210

TOTAL ASSETS	$18,186,643	$16,704,020

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of financing lease obligation	$42,397	$40,705
Current maturities of long-term debt	371,429	367,714
Current portion of acquisition earn out liabilities	571,838	166,667
Accounts payable	2,649,248	2,239,175
Contract liabilities	1,387,806	905,113
Accrued compensation and other	1,305,678	716,702
Operating lease liability	166,316	150,565
Total current liabilities	6,494,712	4,586,641

Financing lease obligation, net of current portion	79,701	111,691
Long-term debt, net of current maturities and debt issuance costs	1,681,642	1,961,141
Acquisition earn out liability, net of current portion	–	705,892
Operating lease liability, net of current portion	232,691	367,160

Stockholders’ Equity:
Common stock, $0.01 par value: 50,000,000 shares authorized; issued and outstanding – 5,640,995 shares at March 31, 2023 and 5,638,302 June 30, 2022	56,410	56,383
Additional paid-in capital	57,784,369	57,009,506
Accumulated deficit	(48,142,882)	(48,094,394)
Total stockholders’ equity	9,697,897	8,971,495

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$18,186,643	$16,704,020

The accompanying notes are an integral part of these consolidated interim financial statements.

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED

MARCH 31, 2023 AND 2022

(UNAUDITED)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2023	2022	2023	2022
Revenues	$5,048,065	$4,651,352	$16,020,327	$10,884,737

Cost of goods sold	3,311,967	2,923,143	10,045,316	7,397,914
Gross profit	1,736,098	1,728,209	5,975,011	3,486,823

Research and development expenses, net	206,375	214,898	660,518	433,248
Selling, general and administrative expenses	2,022,991	1,574,432	5,338,498	3,974,824
Business acquisition expenses	–	–	–	172,174
Total operating expenses	2,229,366	1,789,330	5,999,016	4,580,246

Operating income (loss)	(493,268)	(61,121)	(24,005)	(1,093,423)

Other income (expense)
Interest expense	(48,124)	(52,778)	(167,443)	(104,290)
Gain on revaluation of contingent earn-out liability	142,960	–	142,960	–

Net income (loss)	$(398,432)	$(113,899)	$(48,488)	$(1,197,713)

Income (loss) per share:
Basic and fully diluted	$(0.07)	$(0.02)	$(0.01)	$(0.23)

Weighted average common shares outstanding:
Basic and fully diluted	5,640,473	5,600,953	5,639,015	5,181,896

The accompanying notes are an integral part of these consolidated interim financial statements.

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED

march 31, 2023 AND 2022

(UNAUDITED)

		Nine Month Period Ended March 31, 2023
	Number of Shares	Common Stock	Additional Paid-in Capital	Common Stock Subscribed	Accumulated Deficit	Total Stockholders’ Equity
Balance, July 1, 2022	5,638,302	$56,383	$57,009,506	$–	$(48,094,394)	$8,971,495
Stock-based compensation	–	–	74,990	–	–	74,990
Net loss	–	–	–	–	(158,724)	(158,724)
Balance, September 30, 2022	5,638,302	56,383	57,084,496	–	(48,253,118)	8,887,761
Stock-based compensation	–	–	244,786	–	–	244,786
Net Income	–	–	–	–	508,668	508,668
Balance, December 31, 2022	5,638,302	56,383	57,329,282	–	(47,744,450)	9,641,215
Stock-based compensation	–	–	450,014	–	–	450,014
Proceeds from exercise of stock option	2,000	20	5,080	–	–	5,100
Exercise of stock options net of 307 shares withheld	693	7	(7)	–	–	–
Net loss	–	–	–	–	(398,432)	(398,432)
Balance, March 31, 2023	5,640,995	$56,410	$57,784,369	$–	$(48,142,882)	$9,697,897

		Nine Month Period Ended March 31, 2022
	Number of Shares	Common Stock	Additional Paid-in Capital	Common Stock Subscribed	Accumulated Deficit	Total Stockholders’ Equity
Balance, July 1, 2021	4,427,432	$44,274	$50,552,831	$–	$(47,165,978)	$3,431,127
Stock-based compensation	–	–	160,071	–	–	160,071
Proceeds from private placement of common stock subscribed, net of estimated issuance costs of $10,000	–	–	(10,000)	1,030,000	–	1,020,000
Net loss	–	–	–	–	(576,801)	(576,801)
Balance, September 30, 2021	4,427,432	44,274	50,702,902	1,030,000	(47,742,779)	4,034,397
Stock-based compensation	–	–	330,451	–	–	330,451
Proceeds from private placement of common stock	312,500	3,125	1,496,875	(1,030,000)	–	470,000
Issuance of common stock in business acquisition	833,333	8,333	4,816,667	–	–	4,825,000
Proceeds from exercise of stock option	5,000	50	16,600	–	–	16,650
Exercise of stock options net of 478 shares withheld	875	9	(9)	–	–	–
Issuance of common stock for employee services	3,031	30	19,970	–	–	20,000
Net loss	–	–	–	–	(507,013)	(507,013)
Balance, December 31, 2021	5,582,171	55,821	57,383,456	–	(48,249,792)	9,189,485
Correction of error in valuation of stock issued in business acquisition	–	–	(825,000)	–	–	(825,000)
Stock-based compensation	–	–	231,115	–	–	231,115
Proceeds from exercise of stock options	14,400	144	46,496	–	–	46,640
Exercise of stock options net of 32,018 shares withheld	32,648	327	(327)	–	–	–
Net loss	–	–	–	–	(113,899)	(113,899)
Balance, March 31, 2022	5,629,219	$56,292	$56,835,740	$–	$(48,363,691)	$8,528,341

The accompanying notes are an integral part of these consolidated interim financial statements.

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED

mARCH 31, 2023 AND 2022

(UNAUDITED)

	Nine Months Ended March 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(48,488)	$(1,197,713)
Adjustments to Reconcile Net Loss to Net Cash Used In Operating Activities -
Gain on revaluation of contingent earn-out liability	(142,960)	–
Depreciation and amortization	157,460	173,887
Stock-based compensation expense	769,790	741,637
Non-cash interest expense	8,906	–
Changes in Operating Assets and Liabilities, net of effects of business acquisition -
Accounts receivable, net	(1,726,035)	(791,959)
Inventories, net	120,206	(623,817)
Due from related party	–	84,210
Prepaid expenses	(94,215)	(85,791)
Accounts payable	410,073	1,118,149
Customer advances	482,693	(258,487)
Accrued compensation and other	588,976	(40,083)
Net Cash Provided By (Used In) Operating Activities	526,406	(879,967)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additional patent costs	(20,010)	(23,098)
Purchases of fixed assets	(32,401)	(59,562)
Acquisition of business	–	(421,729)
Net Cash Used In Investing Activities	(52,411)	(504,389)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of financing lease obligation	(30,298)	(28,546)
Payments of long-term debt	(275,784)	(154,453)
Payment of debt issuance costs	–	(26,000)
Payment of acquisition earn-out liability	(166,667)	–
Gross proceeds from private placement of common stock	–	1,500,000
Gross proceeds from exercise of stock options	5,100	63,290
Net Cash (Used In) Provided By Financing Activities	(467,649)	1,354,291

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	6,346	(30,065)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	605,749	861,650

CASH AND CASH EQUIVALENTS, END OF PERIOD	$612,095	$831,585

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Offering costs included in accrued compensation and other	$–	$10,000
Issuance of common stock for services	$–	$–
Acquisition of business financed with long-term debt	$–	$2,600,000

The accompanying notes are an integral part of these consolidated interim financial statements.

PRECISION OPTICS CORPORATION, INC.

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Operations

The accompanying consolidated financial statements include the accounts of Precision Optics Corporation, Inc. and its wholly-owned subsidiaries (the “Company”). All significant intercompany accounts and transactions have been eliminated in consolidation.

These consolidated financial statements have been prepared by the Company, without audit, and reflect normal recurring adjustments which, in the opinion of management, are necessary for a fair statement of the results of the third quarter and nine months of the Company’s fiscal year 2023. These consolidated financial statements do not include all disclosures associated with annual consolidated financial statements and, accordingly, should be read in conjunction with footnotes contained in the Company’s consolidated financial statements for the year ended June 30, 2022, together with the Report of Independent Registered Public Accounting Firm filed under cover of the Company’s 2022 Annual Report on Form 10-K, filed with the Securities and Exchange Commission on September 27, 2022.

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

Income (Loss) Per Share

Basic income (loss) per share is computed by dividing net income or net loss by the weighted average number of shares of common stock outstanding during the period. Diluted income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period, plus the number of potentially dilutive securities outstanding during the period such as stock options. For the three and nine months ended March 31, 2023 and 2022, the effect of such securities was antidilutive and not included in the fully diluted calculation because of the net loss generated during those periods.

The following is the calculation of income (loss) per share for the three and nine months ended March 31, 2023 and 2022:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2023	2022	2023	2022
Net Income (Loss) - Basic and Diluted	$(398,432)	$(113,899)	$(48,488)	$(1,197,713)

Weighted Average Shares Outstanding
Basic and Fully Diluted	5,640,473	5,600,953	5,639,015	5,181,896

Income (Loss) Per Share
Basic and Fully Diluted	$(0.07)	$(0.02)	$(0.01)	$(0.23)

The number of shares issuable upon the exercise of outstanding stock options that were excluded from the computation as their effect was antidilutive was 1,058,630 for the three and nine months ended March 31, 2023, respectively, and 939,166 for the three and nine months ended March 31, 2022.

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

Goodwill and Patents

Long-lived assets such as goodwill and patents are capitalized when acquired and reviewed for impairment whenever events or changes in circumstances indicate that the book value of the asset may not be recoverable. Impairment of the carrying value of long-lived assets such as goodwill and patents would be indicated if the best estimate of future undiscounted cash flows expected to be generated by the asset grouping is less than its carrying value. If an impairment is indicated, any loss is measured as the difference between estimated fair value and carrying value and is recognized in operating income or loss. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. No such impairments of goodwill or patents have been estimated by management as of March 31, 2023.

2.	REVISION OF THE FIRST AND SECOND QUARTER FISCAL YEAR 2023 UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

During the third quarter of fiscal year 2023, the Company identified errors in the accrual of certain costs for the fiscal quarters ended September 30, 2022 and December 31, 2022, which resulted in an understatement of accounts payable and costs of goods sold for those two quarters. The corrections of these errors impacted the unaudited condensed consolidated financial statements for the first and second quarters of fiscal year 2023. The Company assessed the applicable guidance issued by the Securities and Exchange Commission (SEC) and the Financial Accounting Standards Board (FASB) and concluded these misstatements were not material, individually or in the aggregate, to its unaudited condensed consolidated financial statements for the aforementioned interim periods. However, because of the significance of these items, and to facilitate comparisons among periods, the Company decided to revise the previously issued first and second quarter unaudited condensed consolidated financial information by increasing accounts payable and cost of goods sold by $85,213 and 125,752 in the quarters ended September 30, 2022 and December 31, 2022, respectively. These quarterly and year to date financial statements will be revised in subsequent filings with the Securities and Exchange Commission that include such statements, including when the first and second quarter Form 10-Q’s are filed for fiscal year 2024.

Accumulated deficit at January 1, 2023 in the accompanying statement of stockholders’ equity for the quarter ended March 31, 2023 was made larger by $210,965 due to the effects of the increased expense accruals for the first and second quarters of fiscal year 2023.

The following are selected line items from the financial statements illustrating the effect of the error corrections for the quarters ended September 30, 2022 and December 31, 2022:

	Quarter Ended September 30, 2022
	As Previously Reported	Adjustment(1)	As Revised
Revenues	$5,085,301	$–	$5,085,301
Cost of goods sold	3,360,647	85,213	3,445,860
Gross Profit	1,724,654	(85,213)	1,639,441
Operating loss	(16,589)	(85,213)	(101,802)
Net loss	(73,511)	(85,213)	(158,724)
Net loss per share, basic and fully diluted	(0.01)	(0.02)	(0.03)

	Quarter Ended December 31, 2022
	As Previously Reported	Adjustment(1)	As Revised
Revenues	$5,886,961	$–	$5,886,961
Cost of goods sold	3,161,737	125,752	3,287,489
Gross Profit	2,725,224	(125,752)	2,599,472
Operating income	696,817	(125,752)	571,065
Net income	634,420	(125,752)	508,668
Net income per share, basic	0.11	(0.02)	0.09
Net income per share, fully diluted	0.11	(0.02)	0.09

(1)	The errors in each of the two fiscal quarters resulted from the omission of invoices from a small identifiable group of outside contractors used for certain services relating to research and development activities. In addition to the above adjustments, trade accounts payable will be increased in future filings by $85,213 and $210,965 as of September 30, 2022 and December 31, 2022, respectively.

3.	BUSINESS ACQUISITION

On October 4, 2021, the Company acquired substantially all of the assets of Lighthouse Imaging, LLC, of Windham, Maine, a medical optics and digital imaging business operating as a designer and manufacturer of advanced optical imaging systems and accessories with a strong expertise in electrical engineering and development of end-to-end medical visualization devices. The actual results of operations of the Lighthouse division are included in the accompanying consolidated financial statements as of, and for the three and nine months ended, March 31, 2023, and for the six months ended March 31, 2022.

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

The second $750,000 portion of the earn-out contingent liability was renegotiated in March 2023 and adjusted to $600,000 in return for modifications to the target level of gross profit for the second earnout period. The $150,000 reduction in the contingent earn-out liability was recognized as other income in the fiscal quarter ended March 31, 2023. The second portion of the contingent earn-out liability of $600,000 will be paid if the adjusted target level of gross profit is earned by the Lighthouse division for the period from October 1, 2022 through September 30, 2023.

Consolidated unaudited actual and pro forma results of operations for the Company are presented below assuming that the acquisition of the Lighthouse division had occurred on July 1, 2021. Pro forma operating results include net adjustments resulting from the acquisition transaction during the three months ended September 30, 2021.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2023	2022	2023	2022
	(Actual)	(Actual)	(Actual)	(Pro Forma)
Revenues	$5,048,065	$4,651,352	$16,020,327	$12,329,074
Net loss	(398,432)	(113,899)	(48,488)	(1,140,418)
Net loss per share:
Basic and fully diluted	$(0.07)	$(0.02)	$(0.01)	$(0.20)

Pro forma financial information is not necessarily indicative of the Company’s actual results of operations if the acquisition had been completed at the date indicated, nor is it necessarily an indication of future operating results. Amounts do not include any operating efficiencies or cost saving that the Company believes may be achievable.

4.	INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out) or market and consisted of the following:

	March 31, 2023	June 30, 2022
Raw Materials	$1,402,292	$1,414,996
Work-In-Progress	393,078	518,251
Finished Goods	1,164,362	1,146,691
Total Inventories	$2,959,732	$3,079,938

5.	BANK FINANCING ACTIVITIES

Bank Line of Credit

On October 4, 2021, the Company entered into a Loan Agreement with Main Street Bank of Marlborough, Massachusetts, which provided for a $2,600,000 Term Loan and a $250,000 Revolving Line of Credit Loan Facility, which was increased to $500,000 effective May 17, 2022. The $500,000 line of credit is due on demand and had no borrowings outstanding at March 31, 2023. Borrowings under the line of credit bear interest payable monthly at the prime lending rate plus 1.5% per annum, or 9.50% as of March 31, 2023, and shall not be less than 4.75% per annum. Borrowings under the line of credit are limited to the borrowing base comprised of a percentage of eligible accounts receivable and inventory and are secured by all the assets of the Company.

Long-Term Debt

Long-term debt consists of the following at March 31, 2023:

Amount
Term Loan Note payable to Main Street Bank with monthly principal payments of $30,952 plus interest at the rate of 7.00% as of March 31, 2023 is secured by all assets of the Company, and subject to certain periodic reporting to the bank, an annual minimum EBITDA plus stock based compensation to debt service coverage ratio of 1.20:1 commencing with the fiscal year ending June 30, 2023, and other conditions. The Term Loan Note matures on October 15, 2028.	$2,073,808

Less current maturities	(371,429)
Less debt issuance costs, net of accumulated amortization of $2,789	(20,737)
Long-term debt, net of current portion of debt issuance costs	$1,681,642

At March 31, 2023 principal payments due on the Term Loan Note payable are as follows:

Fiscal Year Ending June 30:
2023	$92,856
2024	371,429
2025	371,429
2026	371,429
2027	371,429
Thereafter	495,236
Total long term debt	$2,073,808

6.	LEASE OBLIGATIONS

In March 2021 the Company entered into a five-year financing lease in the amount of $161,977 for manufacturing equipment. In January 2020, the Company entered into a five-year financing lease for $47,750 for manufacturing equipment. The net book value of fixed assets under financing lease obligations as of March 31, 2023 is $114,695.

On July 1, 2019 the Company entered into a three-year operating lease for its facility in El Paso, Texas, and in February 2022 the Company entered into an extension of the lease for an additional three years through June 2025. Remaining minimum lease payments at March 31, 2023 total $101,928. Total rent expense including base rent and common area expenses was $15,973 and $15,705 during the three months ended March 31, 2023 and 2022, respectively.

On October 4, 2021 the Company assumed the remaining term of the Windham, Maine lease as part of the Lighthouse acquisition. The lease expires on July 31, 2025. Remaining minimum lease payments at March 31, 2023 total $321,365. Total rent expense including base rent and common area expenses was $36,495 during the three months ended March 31, 2023.

Included in the accompanying balance sheet at March 31, 2023 is a right-of-use asset of $399,007 and current and long-term right-of-use operating lease liabilities of $166,316 and $232,691, respectively.

At March 31, 2023 future minimum lease payments under the financing lease and operating lease obligations are as follows:

Fiscal Year Ending June 30:	Financing Leases	Operating Lease
2023	$12,155	$45,389
2024	48,619	182,652
2025	43,917	183,775
2026	28,028	11,477
Total Minimum Payments	132,719	$423,293
Less: amount representing interest	10,621
Present value of minimum lease payments	122,098
Less: current portion	42,397
	$79,701

The Company’s operating leases for its Gardner, Massachusetts office, production and storage spaces plus an equipment lease have expired and are continuing on a month-to-month tenant at will basis. Rent expense on these operating leases was $150,862 and $152,078 for the nine months ended March 31, 2023 and 2022, respectively.

7.	STOCK-BASED COMPENSATION

Stock Options

The following table summarizes stock-based compensation expense for the three and nine months ended March 31, 2023 and 2022:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2023	2022	2023	2022
Cost of Goods Sold	$9,556	$34,712	$25,410	$91,542
Research and Development	41,140	70,237	122,198	164,036
Selling, General and Administrative	399,318	126,166	622,182	466,059
Stock Based Compensation Expense	$450,014	$231,115	$769,790	$721,637

No compensation has been capitalized because such amounts would have been immaterial.

The following tables summarize stock option activity for the nine months ended March 31, 2023:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Life
Outstanding at June 30, 2022	904,626	$4.00	7.08 years
Exercised	(3,000)	2.55	–
Granted	179,003	6.03	–
Cancelled	(21,999)	5.84	–
Outstanding at March 31, 2023	1,058,630	$4.31	6.79 years

Information related to the stock options outstanding as of March 31, 2023 is as follows:

Range of Exercise Prices	Number of Shares	Weighted- Average Remaining Contractual Life (years)	Weighted- Average Exercise Price	Exercisable Number of Shares	Exercisable Weighted- Average Exercise Price
$1.44	20,000	3.00	$1.44	20,000	$1.44
$1.50	26,666	3.22	$1.50	26,666	$1.50
$1.65	5,000	5.01	$1.65	5,000	$1.65
$2.10	33,333	5.35	$2.10	33,333	$2.10
$2.19	208,996	3.92	$2.19	208,996	$2.19
$2.70	12,000	1.19	$2.70	12,000	$2.70
$3.75	15,000	6.97	$3.75	15,000	$3.75
$3.90	146,325	6.20	$3.90	146,325	$3.90
$4.20	23,332	7.64	$4.20	23,332	$4.20
$4.26	33,333	6.45	$4.26	33,333	$4.26
$4.35	1,666	7.94	$4.35	1,666	$4.35
$4.50	23,332	6.69	$4.50	23,332	$4.50
$5.04	179,997	8.18	$5.04	179,997	$5.04
$5.43	10,000	8.51	$5.43	10,000	$5.43
$5.61	10,000	9.12	$5.61	–	$–
$5.85	58,336	8.76	$5.85	2,780	$5.85
$5.93	4,000	9.78	$5.93	4,000	$5.93
$6.00	29,997	7.97	$6.00	10,000	$6.00
$6.26	90,000	9.75	$6.26	90,000	$6.26
$6.27	80,653	8.86	$6.27	26,884	$6.27
$6.78	46,664	8.64	$6.78	35,554	$6.78
1.44–6.78	1,058,630	6.79	$4.31	908,198	$4.02

The aggregate intrinsic value of the Company’s in-the-money outstanding and exercisable options as of March 31, 2023 was $2,623,768 and $2,515,877, respectively.

8.	REVENUE RECOGNITION

Revenues are recognized as the performance obligations to deliver products or services are satisfied and are recorded based on the amount of consideration the Company expects to receive in exchange for satisfying the performance obligations. Most of the Company’s products and services are marketed to medical device companies with over 93% of all revenues to customers in the United States. Products and services are primarily transferred to customers at a point in time based upon when services are performed or product is shipped. Other selling costs to obtain and fulfill contracts are expensed as incurred due to the short-term nature of a majority of its contracts. The Company extends terms of payment to its customers based on commercially reasonable terms for the markets of its customers, while also considering their credit quality. Shipping and handling costs charged to customers are included in revenue.

The Company disaggregates revenues by product and service types as it believes it best depicts how the nature, amount, timing and uncertainty of revenues and cash flows are affected by economic factors. Technology rights revenue represents amounts paid by customers for rights to use the Company’s intellectual property including product designs, patents, and know-how to manufacture and commercialize their products under specified contractual conditions. Revenues are comprised of the following for the three and nine months ended March 31, 2023 and 2022:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2023	2022	2023	2022
Engineering Design Services	$1,400,780	$1,532,414	$4,745,358	$3,659,667
Optical Components	2,609,983	1,927,963	7,842,804	4,873,294
Medical Device Products and Assemblies	1,037,302	1,190,975	2,832,165	2,351,776
Technology Rights	–	–	600,000	–
Total Revenues	$5,048,065	$4,651,352	$16,020,327	$10,884,737

Contract Assets and Liabilities

The nature of the Company’s products and services does not generally give rise to contract assets as it typically does not incur costs to fulfill a contract before a product or service is provided to a customer. The Company’s costs to obtain contracts are typically in the form of sales commissions paid to employees. The Company has elected to expense sales commissions associated with obtaining a contract as incurred as the amortization period is generally less than one year. These costs have been recorded in selling, general and administrative expenses. As of March 31, 2023, there were no contract assets recorded in the Company’s Consolidated Balance Sheets.

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

Contract liabilities, which were recorded as customer advances in the Company’s Consolidated Balance Sheets, and unearned revenue are comprised of the following:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2023	2022	2023	2022
Contract Liabilities, Beginning of Period	$794,981	$1,137,470	$905,113	$450,084
Assumed in Business Acquisition	–	–	–	826,679
Unearned Revenue Received from Customers	1,020,669	774,316	1,917,775	1,388,700
Revenue Recognized	(427,844)	(893,511)	(1,435,082)	(1,647,188)
Contract Liabilities, End of Period	$1,387,806	$1,018,275	$1,387,806	$1,018,275

9.	COVID-19 PANDEMIC

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and notes to those statements included elsewhere in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2032 and with our audited consolidated financial statements for the year ended June 30, 2022 included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on September 27, 2022.

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

Approximately 30% our business during the nine months ended March 31, 2023 is from engineering services (primarily relating to the design of medical device optical assemblies), 49% from the sale of both internally manufactured and purchased optical components, and 18% from the manufacture of optical assemblies and sub-assemblies (primarily for medical device instrument applications). Our proprietary medical instrumentation line, unique custom design and manufacturing capabilities, and expert electrical engineering and development services have generated orders for traditional proprietary endoscopes and endocouplers as well as for custom imaging and illumination products for use in minimally invasive surgical procedures. We design and manufacture 3D endoscopes and very small MicroprecisionTM lenses, assemblies and complete medical devices to meet the surgical community’s continuing demand for smaller, disposable, and more enhanced imaging systems for minimally invasive surgery.

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

Results of Operations

Our total revenues for the quarter ended March 31, 2023, were $5,048,065, as compared to $4,651,352 for the same period in the prior year, an increase of $396,713, or 8.5%, primarily due to an increase in component revenue to a large defense contractor. Other fluctuations in revenue categories were considered customary during the quarter ended March 31, 2023 when compared to the same quarter of the prior fiscal year.

Our total revenues for the nine months ended March 31, 2023 were $16,020,327, as compared to $10,884,737 for the same period in the prior year, an increase of $5,135,590, or 47.2% due in part to the inclusion of the Lighthouse division since its acquisition on October 4, 2021, increases in component sales in the El Paso and Gardner locations, an increase in engineering revenues, and one-time technology rights revenue in the quarter ended December 31, 2022.

Our two largest customers accounted for 13.0% and 8.4% of our revenue during the quarter ended March 31, 2023, and 8.0% and 13.1%, respectively, of our revenue during the nine months ended March 31, 2023. One of our two largest customers is a defense/aerospace company and the other is a medical device company. We generated revenues from 318 unique customers during the nine months ended March 31, 2023, and no other customer represented over 10% of our revenue during the three and nine months ended March 31, 2023.

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

Gross profit for the quarter ended March 31, 2023 was $1,736,098, compared to $1,728,209 for the same period in the prior year, an increase of $7,889. Gross profit for the quarter ended March 31, 2023 as a percentage of our revenues was 34.4%, an decrease from the gross profit percentage of 37.2% for the same period in the prior year. Gross profit for the nine months ended March 31, 2023 was $5,975,011 as compared to $3,486,823 for the same period in the prior year, an increase of $2,488,188 or 71.4%. Gross profit for the nine months ended March 31, 2023 as a percentage of our revenues was 37.3%, an increase from the gross profit percentage of 32.0% for the same period in the prior year. Quarterly gross profit and gross profit percentage depend on a number of factors, including overall sales volume, facility utilization, product sales mix, the costs of engineering services, and production start-up costs and challenges in connection with new products, the effects of COVID-19 pandemic policy decisions on various economies and our suppliers and customers, as well as the effects on production efficiencies due to the augmented policies we have incorporated into our operations as a result of the COVID-19 pandemic.

Our gross profit on individual engineering projects is dependent on a number of factors and is expected to fluctuate from quarter to quarter based on the number of new engineering projects, the nature and status of engineering projects, unanticipated cost over-runs, design challenges and changes, start-up production activities, or other customer-imposed project changes or delays. Our increase in gross profit dollars during nine months ended March 31, 2023 compared to the same periods in the previous years was primarily due to inclusion of the Lighthouse division since its acquisition on October 4, 2021, Other fluctuations in gross profit dollars and margins in the quarter and nine months ended March 31, 2023 when compared to the same periods of the prior fiscal year are considered customary considering the factors impacting variability as previously described.

Research and development expenses were $206,375 for the quarter ended March 31, 2023, compared to $214,898 for the same period in the prior year, a decrease of $8,523, or 4.0%. Research and development expenses were $660,518 for the nine months ended March 31, 2023, compared to $433,248 for the same period in the prior year, an increase of $227,270, or 52.5%. In-house research and development and certain internal functions not directly related to customer engagements are classified as research and development expenses with the majority of our engineering, research and development activities being consumed in revenue generating engagements with our customers for the development of their products. During the nine months ended March 31, 2023 compared to the same periods of the prior year we had an increase in personnel, and an increase in research and development costs incurred in the development of internal research and development efforts and projects.

Selling, general and administrative expenses were $2,022,991 for the quarter ended March 31, 2023, compared to $1,574,432 for the same period in the prior year, an increase of $448,559, or 28.4%. Selling, general and administrative expenses were $5,338,498 for the nine months ended March 31, 2023, compared to $3,974,824 for the same period in the prior year, an increase of $1,363,674, or 34.3%. The increase in selling, general and administrative expense in the three months ended March 31, 2023 compared to the same period of the prior fiscal year was primarily the result of increased compensation due to expanded headcount, incentive bonuses and sales commissions resulting from increased revenues, increased sales conference and show costs, and increased stock based compensation. The increase in selling, general and administrative expenses in the nine months ended March 31, 2023 compared to the same periods of the prior fiscal year was primarily due to inclusion of the Lighthouse division since its acquisition in October, 2021, plus increased compensation due to expanded headcount, incentive bonuses and sales commissions resulting from increased revenues, and increased sales conference and show costs.

Liquidity and Capital Resources

We have sustained recurring net losses from operations for several years. During the quarter ended and nine months ended March 31, 2023 we incurred operating losses of $493,268 and 24,005, respectively. During the years ended June 30, 2022 and 2021 we incurred operating losses of $1,513,890 and $905,583, respectively. At March 31, 2023, cash was $612,095, accounts receivables were $4,389,907 and current liabilities were $6,494,885, including $1,387,806 of customer advances received for future order deliveries.

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

In connection with our October 2021 acquisition of Lighthouse Imaging, we entered into a $2,600,000 bank term loan, and sold shares of our common stock for gross proceeds of $1,500,000. We also secured a $250,000 bank line of credit from the same bank in October 2021 for working capital needs, which was increased to $500,000 in May 2022. There were no borrowings outstanding on the line of credit at March 31, 2023.

Capital equipment expenditures and additional patent costs during the nine months ended March 31, 2023 were $52,411. Future capital equipment and patent expenditures will be dependent upon future sales and success of on-going research and development efforts.

Contractual cash commitments for the fiscal periods subsequent to March 31, 2023, are summarized as follows:

	Fiscal 2023	Thereafter	Total
Financing lease for equipment, including interest	$12,155	$120,564	$132,719
Minimum operating lease payments	$45,389	$377,904	$423,293

We have contractual cash commitments related to open purchase orders as of March 31, 2023 of approximately $2,923,320.

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

Item 4. Controls and Procedures.

Management’s Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and our Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2023, because of a material weakness in our internal controls over financial reporting described below. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Material Weakness Identified; Remedial Steps Being Taken

During our review of the results for the fiscal quarter ended March 31, 2023, errors were identified in the Company’s accruals of costs associated with services provided by third-party contractors on certain development projects. Those errors caused an understatement of costs of goods sold for the quarters ended September 30, 2022 and December 31, 2022, for which we have concluded such error is not material to those previously reported financial statements. However, because of the significance of these items, and to facilitate comparisons among periods, the Company decided to revise the previously issued first and second quarter unaudited condensed consolidated financial information by increasing accounts payable and cost of goods sold by $85,213 and $125,752 in the quarters ended September 30, 2022 and December 31, 2022, respectively. Such quarterly and year to date financial statements will be revised in subsequent filings with the Securities and Exchange Commission that include such statements.

To address and remediate the material weakness in internal control over financial reporting described above, we have implemented processes to improve our accounts payable controls and documentation for the recognition of costs incurred for services performed by outside contractors and matching those costs, when applicable, to fiscal periods in which those services are billed to our customers. Specifically, we have implemented procedures to document the receipt of non-physical work product by our outside contractors, accrue for services performed by outside contractors when vendor invoices for such services have not yet been received, and to review billings to customers to ensure related contractor billings are expensed in the same period. Our Chief Executive Officer and our Chief Financial Officer will monitor such accruals in future quarters to confirm that these steps have properly remediated the material weakness in the timing of third-party expense accruals. We believe that the steps outlined above strengthen our internal control over financial reporting and mitigate the material weakness described above.

Changes in Internal Control over Financial Reporting

Except for the material weakness disclosed above, there has been no change in our internal control over financial reporting that occurred during the quarter of our fiscal year covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

23

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

PRECISION OPTICS CORPORATION, INC.

Date: May 15, 2023	By:	/s/ Joseph N. Forkey
Joseph N. Forkey
Chief Executive Officer (Principal Executive Officer)

Date: May 15, 2023	By:	/s/ E. Kevin Dahill
E. Kevin Dahill Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

25