Form 10-K
period 2023-06-30
PRECISION OPTICS CORPORATION, INC.
filed 2023-09-28
CIK 867840

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2023

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

(978) 630-1800

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common stock, $0.01 par value	POCI	Nasdaq

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act. ☐ Yes ☒ No

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant on June 30, 2023 was approximately $28,343,118 based on a total of 4,608,637 shares of the registrant’s common stock held by non-affiliates on June 30, 2023, at the closing price of $6.15 per share, as reported on Nasdaq on June 30, 2023.

The number of shares of outstanding common stock of the registrant as of September 22, 2023 was 6,066,518.

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

ITEM 1.       BUSINESS.

Overview

We have been a developer and manufacturer of advanced optical instruments since 1982. Our proprietary medical instrumentation line, unique custom design and manufacturing capabilities, and expert engineering and development has generated traditional proprietary endoscopes and endocouplers as well as other custom imaging and illumination products for our customers’ use in minimally invasive surgical procedures. We design and manufacture 3D endoscopes and very small Microprecision lenses, assemblies and complete medical devices to meet the surgical community’s continuing demand for smaller, disposable, and more enhanced imaging systems for minimally invasive surgery.

Effective June 1, 2019 we acquired the operating assets of Ross Optical Industries, Inc. of El Paso, Texas. As Ross Optical Industries we also operate as a supplier of custom optical components and assemblies for military and defense, medical and various other industrial applications. All products sold by us under the Ross Optical name include a custom or catalog optic, which is sourced through our extensive domestic and worldwide network of optical fabrication suppliers. Most systems make use of optical lenses, prisms, mirrors and windows and range from individual optical components to complex mechano-optical assemblies. Products often include thin film optical coatings that are applied using our in-house coating department.

Effective October 1, 2021 we acquired the operating assets of Lighthouse Imaging, LLC of Windham, Maine. Our Lighthouse Imaging division supplements our operations as a manufacturer of advanced optical imaging systems and accessories and has provided further expertise in electrical engineering and development of end-to-end medical visualization devices. Product development competencies at Lighthouse Imaging include Systems, Optical, Mechanical, Electrical and Process Development Engineering. Our product development team has extensive experience developing visualization systems that are used in a variety of clinical applications. Lighthouse Imaging is an industry leader in chip-on-tip visualization systems.

During the fiscal year ended June 30, 2022, approximately 34% our business was from engineering services primarily relating to the design of medical device optical assemblies, 41% from the sale of both internally manufactured and purchased optical components, and 25% from the manufacture of optical assemblies and sub-assemblies primarily for medical device instrument applications. During the fiscal year ended June 30, 2023, approximately 32% our business was from engineering services primarily relating to the design of medical device optical assemblies, 50% from the sale of both internally manufactured and purchased optical components, and 18% from the manufacture of optical assemblies and sub-assemblies primarily for medical device instrument. We expect sales revenue increases to result from assembly and manufacturing orders received from our customers for the products we assist them in designing using our unique optical product design and manufacturing capabilities. Much of the technology we have developed for making smaller medical devices can also be used in defense and aerospace systems where smaller size and weight can be beneficial.

History

We incorporated in Massachusetts in December 1982 and have been publicly-owned since November 1990 and have no subsidiaries.

Our websites are www.poci.com, www.rossoptical.com, and www.lighthouseoptics.com. Information contained on our websites does not constitute part of this report.

Principal Products and Services

Our Current Core Business: Since 1982, we have manufactured medical products such as endoscopes and endocouplers. We have developed and sold endoscopes incorporating various optical technologies, for use in a variety of minimally invasive surgical and diagnostic procedures. Today, we produce endoscopes for various applications, which are CE marked and therefore certified for sale throughout the European Economic Area. Since 1985, we have developed, manufactured and sold a proprietary product line of endocouplers. We also design and manufacture custom optical medical devices to satisfy our customers’ specific requirements. In addition to medical devices, we also manufacture and sell components and assemblies specially designed for industrial and military use.

The acquisition of the assets of Ross Optical Industries expanded our optics components and assemblies business. All products supplied by Ross Optical include a custom or catalog optic, which is sourced through Ross Optical’s extensive domestic and worldwide network of optical fabrication suppliers. Most systems make use of optical lenses, prisms, mirrors and windows and range from individual optical components to complex mechano-optical assemblies. Products often include thin film optical coatings that are applied by the Ross Optical division in-house coating department.

The acquisition of the assets of Lighthouse Imaging LLC expanded our electrical engineering and development of end-to-end medical visualization devices. Product development competencies at Lighthouse Imaging include systems, optical, mechanical, electrical and process development engineering. The Lighthouse product development team has extensive experience developing visualization systems that are used in a variety of clinical applications representing a vertical integration of our established product development capabilities we believe will provide our customers with value-added product development service and product offerings.

Microprecision™ Lenses and Micro Medical Cameras: While the size of endoscopes has gradually decreased over time, the widespread use of very small endoscopes, with diameters of one millimeter or smaller, has been limited, in part, we believe, by the inability of traditional lens fabrication methods to support these smaller sizes with good image quality and acceptable manufacturing costs. We believe our Microprecision™ optics technology provides a solution to this problem. Combined with recent advances by other companies in complementary metal-oxide-semiconductor, or CMOS, image sensor fabrication techniques, our Microprecision™ lenses and proprietary manufacturing techniques enable the manufacture of micro medical cameras at low prices and with sizes on the order of one millimeter or less, characteristics that make them well suited to medical applications. We believe the technology developed to support the design, fabrication and manufacturing of Microprecision™ lenses and associated assemblies can also be used to satisfy the needs of defense and aerospace systems that require small size and weight.

We are currently engaged in development projects to design and produce even smaller CMOS based camera modules together with customized illumination using various technologies to match the needs of the medical device endoscopes. We are also currently designing disposable versions of our camera modules and assemblies designed for single-use and reduced risk of contamination from repeated use. We believe these on-going improvements are significant to the continued evolution and acceptance of our Microprecision™ technology platform.

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

While our resources are substantially more limited than those of some of our competitors, we believe that we can compete successfully in this market based on product quality, price, delivery and innovation tailored to our customers’ specifications. Our success will depend, in part, on our ability to maintain a technological advantage over our competitors and to effectively incorporate that technology into our custom designs. To this end, we intend to continue to aggressively support and augment our internal engineering, research and development resources and to aggressively pursue patent protection for existing and new technology. We believe that our unique technical capabilities in the areas of Microprecision™ optics, micro medical cameras and illumination, as well as 3D endoscopes, currently represent competitive advantages for us in the minimally invasive surgical device market. We recently augmented and extended these capabilities with the acquisition of Lighthouse Imaging which brings to the Company extensive experience with design and manufacture of minimally invasive optical imaging surgical devices, particularly those utilizing CMOS sensor and associated electronics technologies.

The competitive advantage of our Ross Optical division is its ability to provide difficult-to-find optics, and, increasingly, to provide a broader range of services based on its ability to source optics worldwide, augmented by its ability to provide thin-film coatings and assembly.

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

Sales and Marketing

Current sales and marketing activities are intended to broaden awareness of the benefits of our new technology platforms and our successful application of these new technologies to medical device projects requiring surgery-grade visualization, as well as defense, aerospace and other industrial applications, from sub-millimeter sized devices and 3D endoscopy, including single-use products and assemblies. We market directly to established medical device companies primarily in the United States that we believe could benefit from our advanced endoscopy visualization systems. Through this direct marketing, referrals, attendance at trade shows and a presence in online professional association websites, we have expanded our on-going pipeline of projects to significant medical device companies and to well-funded emerging medical device companies, and to a number of major defense / aerospace companies.. We expect our customer pipeline to continue to expand as development projects transition to production orders and new customer projects enter the development phase.

International Business

Our medical products have received the CE mark certification, which permits sales into the European Economic Area and which benefits our customers as they market their products manufactured by us or containing our sub-assemblies into markets outside the United States. We acquire various optical components from overseas as necessary to meet the needs of custom device designs. We believe that the availability of specialized components and cost savings from various overseas production resources is essential to our ability to deliver complex and unique device designs and to compete on a price basis in the medical products area particularly and to our profitability generally. We have an expanded network of overseas suppliers of various types and sizes of optical components and assemblies that enhance our ability to meet the material demands of our customers’ unique optical and medical device designs.

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

We obtain CMOS sensors used in the development of endoscope products for our customers from various suppliers such as OmniVision Technologies, Inc. We believe that while the number of sources of supply is limited for the CMOS sensors with the specifications used in medical device endoscopes we develop; the manufacturing capacities of those suppliers is adequate to meet our demand in the next twelve months.

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

The patents contained in our current patent portfolio have various expiration dates through March 2043. We are not aware of any infringements of these patents. While we believe that our pending applications relate to patentable devices or concepts, these patents may not ultimately be issued and we may not be able to successfully defend these patents or effectively limit the development of competitive products and services. We intend to continue to innovate and extend our technological capabilities in the areas of 3-D endoscopy Microprecision™ optics, micro medical cameras, and related illumination techniques, and to aggressively pursue patent protection for such developments.

Employees

As of June 30, 2023, we had 85 employees, 84 of which were full-time employees. There were 43 employees in manufacturing, 20 in engineering/research and development, 8 in sales and marketing, and 14 in finance and administration. We are not a party to any collective bargaining agreements. We believe our relations with our employees are very good.

Customers

During fiscal year ended June 30, 2023 we sold product and services to 361 customers and one customer accounted for 11.4% of our total revenues for that year. The loss of this customer would not have a material impact on our business. For the fiscal year ended June 30, 2022, we sold products and services to 377 customers and no customer accounted for more than 10% of our total revenues for that year.

Two customer accounts receivable balances accounted for 14.0% and 13.7% of total receivables on June 30, 2023. No customer accounts receivable balance accounted for more than 10% of accounts receivable on June 30, 2022.

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

In the future, we plan to market additional medical devices that may require the FDA’s permission to market such products. We may also develop additional products or seek to sell some of our current or future medical products in a manner that requires us or our customers to obtain the permission of the FDA to market such products, as well as the regulatory approval or license of other federal, state and local agencies or similar agencies in other countries. The FDA has authority to conduct detailed inspections of manufacturing plants in order to assure that “good manufacturing practices” are being followed in the manufacture of medical devices including medical devices or components of medical devices manufactured for other medical device companies, to require periodic reporting of product defects to the FDA, and to prohibit the sale of devices which do not comply with law.

We design and manufacture components for the defense industry, and import, export and manufacture optical products for the defense industry, some of which is controlled by U.S. regulations. Generally, these regulations require strict control over technical data in documented form and as embodied in products, both within our company and as part of exported shipments. In particular, we maintain a technology control plan, we are ISO certified and ITAR (International Traffic in Arms Regulations) registered with the U.S. State Department and we maintain a number of technology assistance agreements with overseas suppliers that have been approved by the U.S. State Department. Non-compliance with applicable requirements can result in U.S. actions that may result in withdrawal or suspension of approvals, suspension of company imports, exports or production, or the imposition of fines or various other penalties.

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

Available Information

Our website is www.poci.com. We make available on our website, free of charge, copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports, as soon as reasonably practicable after we electronically file or furnish such materials to the U.S. Securities and Exchange Commission (SEC). Our website and the information contained therein or connected thereto are not intended to be incorporated into this report.

The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov.

ITEM 1A.    RISK FACTORS.

Smaller reporting companies are not required to provide the information required by this item.

ITEM 2.       PROPERTIES.

We conduct our domestic operations at three facilities in Gardner, Massachusetts, one facility in El Paso, Texas, and one facility in Windham, Maine. The facilities in El Paso and Windham are leased from unrelated parties. The Company leases its primary facility in Gardner, Massachusetts from Equity Assets, Inc. (“EAI”), an entity formerly owned by the Company’s founder Richard E. Forkey and then later owned by a trust controlled by his step-daughter, established for the benefit of the step-daughter and four siblings (including Joseph N. Forkey, who is Chief Executive Officer, President, Treasurer and a Director of the Company). The original lease for the principal facility in Gardner expired in 1999, and the Company has since been a tenant-at-will, paying rent to EAI of $9,000 per month for that facility. On July 19, 2023, the trust distributed the EAI shares equally among the five beneficiaries (20% each). Those shareholders then entered into a shareholder agreement under which all five were elected as directors and under which Joseph N. Forkey has been elected as president. The shareholder agreement provides that Dr. Forkey will be recused from any matters involving negotiations with the Company, including without limitation any lease negotiations. Dr. Forkey is not compensated by EAI for his services as president or a director, and his present 20% interest in rents being received from the Company is $21,600 per year.

The Company for many years has also been a tenant-at-will at the other two Gardner facilities, paying rent to unrelated parties.

We believe these facilities in Gardner, El Paso and Windham are adequate for our current operations and are adequately covered by insurance. Significant increases in production or the addition of significant equipment additions or manufacturing capabilities in connection with the production of our line of endoscopes and other products may, however, require improvements to existing facilities or the acquisition or lease of additional facilities.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is quoted on the Nasdaq Stock Market under the symbol POCI.

Holders

As of September 26, 2023, we had approximately 144 holders of record of our common stock. Holders of record include nominees who may hold shares on behalf of multiple owners.

Dividends

We have not declared any dividends during the last two fiscal years. At present, we intend to retain our earnings, if any, to finance research and development and the expansion of our business.

Recent Sales of Unregistered Securities

On June 15, 2023, the Company entered into agreements, including a Stock Purchase Agreement and other related agreements (collectively, the “Purchase Agreements”), with certain institutional and accredited investors calling for the purchase and sale of 420,000 shares of common stock at a purchase price of $6.00 per share. The stock issuance closed on June 20, 2023, resulting in $2.52 million of gross proceeds to the Company. The Purchase Agreements oblige the Company to register the purchased shares for resale by those investors.

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

Critical Accounting Policies and Estimates

Our critical accounting policies are included in the Notes to our Financial Statements contained elsewhere in this Annual Report on Form 10-K.

Results of Operations for the Fiscal Year Ended June 30, 2023 as Compared to the Fiscal Year Ended June 30, 2022

Total revenues for the fiscal year ended June 30, 2023 were $21,044,467, as compared to $15,678,248 for the same period in the prior year, an increase of $5,366,219, or 34.2%. Optical component revenue increased approximately $4,042,000 in fiscal year 2023 compared to fiscal year 2022, while engineering revenue increased approximately $1,357,000, and assembly production revenues were virtually unchanged during the same period. The increases in optical components were largely driven by large orders from defense/aerospace customers. Increases in the engineering revenue year over year are primarily due to improved timing of certain programs while the pipeline for these revenue sources remains strong.

Gross profit for fiscal year ended June 30, 2023 of $7,734,136, reflected an increase of $2,805,949, or 56.9%, as compared to gross profit for fiscal year 2022 of $4,928,187, and was benefited from a one-time sale of technology rights in the amount of $600,000 as well as overall increased revenue. Gross profit, as a percentage of revenues for fiscal year 2023, was 36.8% as compared to gross profit, as a percentage of revenues for fiscal year 2022, of 31.4%, due in part to improved utilization of our engineering and manufacturing resources. Gross profit and gross profit percentage for any given fiscal period depend on a number of factors, including overall sales volume, facility utilization, product sales mix, the nature and costs of engineering services, design challenges and changes, production start-up costs, customer-imposed project changes or delays, and the effects of COVID-19 pandemic policy decisions on various economies and our suppliers and customers, as well as the effects on production efficiencies due to the augmented policies we have incorporated into our operations as a result of the COVID-19 pandemic.

Research and development expenses were $809,877, or 3.8% of revenue for fiscal year 2023 as compared to $666,479, or 4.3% of revenue for fiscal year 2022, and increase of $143,398, or 21.5%.

Selling, general and administrative expenses were $7,740,562 for the fiscal year ended June 30, 2023, compared to $5,613,473 for the same period in the prior year, an increase of $2,127,089, or 37.9%. The increase in selling, general and administrative expenses in the year ended June 30, 2023 was primarily due to increased marketing related expenses, additions to our sales and administrative teams due to the growth of the overall organization and higher bad debt expense.

The income tax provisions in fiscal years 2023 and 2022 represent the minimum statutory state income tax liability.

Liquidity and Capital Resources

We have sustained recurring net losses for several years. During the years ended June 30, 2023 and 2022 we incurred operating losses of $638,548 and $1,513,890, respectively. At June 30, 2023, our cash and cash equivalents were $2,925,852, accounts receivable were $3,907,407, and current liabilities were $5,259,620, including $1,174,690 of customer advances received for future order deliveries.

In connection with our October 2021 acquisition of Lighthouse Imaging, we entered into a $2,600,000 bank term loan, and sold shares of our common stock for gross proceeds of $1,500,000. We also secured a $250,000 bank line of credit from the same bank in October 2021 for working capital needs, which was increased to $500,000 in May 2022. In June 2023 we added a second term loan in the amount of $750,000 and increased our line of credit to $1,250,000. There were no borrowings outstanding on the line of credit on June 30, 2023. On June 20, 2023, we raised $2,288,000 net of expenses through a private placement of 420,000 shares of our common stock.

Capital equipment expenditures and additional patent costs during fiscal year 2023 and fiscal year 2022 were $52,497 and $152,740, respectively. The level of future capital equipment and patent expenditures will depend on future sales and success of on-going research and development efforts.

Contractual cash commitments for the fiscal years subsequent to June 30, 2023, are summarized as follows:

	Fiscal 2024	Thereafter	Total
Capital lease for equipment, including interest	$48,619	$71,923	$120,542
Minimum operating lease payments	$182,652	$195,252	$377,904

We have contractual cash commitments related to open purchase orders as of June 30, 2023 of approximately $1,981,592.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Stockholders of Precision Optics Corporation, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Precision Optics Corporation, Inc. (the Company) as of June 30, 2023 and 2022, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the two year period ended June 30, 2023, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the two year period ended June 30, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ Stowe & Degon LLC

We have served as the Company’s auditor since 2008

Westborough, Massachusetts

September 28, 2023

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

Consolidated Balance Sheets at June 30, 2023 and 2022

	2023	2022
ASSETS
Current Assets:
Cash and cash equivalents	$2,925,852	$605,749
Accounts receivable, net of allowance for doubtful accounts of $606,715 at June 30, 2023 and $44,135 at June 30, 2022	3,907,407	2,663,872
Inventories	2,776,216	3,022,147
Prepaid expenses	249,681	213,448
Total current assets	9,859,156	6,505,216

Fixed Assets:
Machinery and equipment	3,227,481	3,215,412
Leasehold improvements	825,752	843,903
Furniture and fixtures	242,865	219,999
Total fixed assets	4,296,098	4,279,314
Less—Accumulated depreciation and amortization	3,862,578	3,651,843
Net fixed assets	433,520	627,471

Operating lease right-to-use asset	358,437	517,725
Patents, net	265,111	229,398
Goodwill	8,824,210	8,824,210

TOTAL ASSETS	$19,740,434	$16,704,020

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of capital lease obligation	$43,209	$40,705
Current maturities of long-term debt	513,259	367,714
Current portion of acquisition earn out liability	–	166,667
Accounts payable	2,432,264	2,239,175
Customer advances	1,174,690	905,113
Accrued compensation and other	927,521	716,702
Operating lease liability	168,677	150,565
Total current liabilities	5,259,620	4,586,641

Capital lease obligation, net of current portion	68,482	111,691
Long-term debt, net of current maturities	2,175,980	1,961,141
Acquisition earn out liability, net of current portion	–	705,892
Operating lease liability, net of current portion	189,760	367,160

Stockholders’ Equity:
Common stock, $0.01 par value: 50,000,000 shares authorized; issued and outstanding – 6,066,518 shares at June 30, 2023 and 5,638,302 shares at June 30, 2022	60,665	56,383
Additional paid-in capital	60,224,934	57,009,506
Accumulated deficit	(48,239,007)	(48,094,394)
Total stockholders’ equity	12,046,592	8,971,495

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$19,740,434	$16,704,020

The accompanying notes are an integral part of these consolidated financial statements.

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

for the Years Ended June 30, 2023 and 2022

	2023	2022

Revenues	$21,044,467	$15,678,248
Cost of goods sold	13,310,331	10,750,061

Gross profit	7,734,136	4,928,187

Research and development expenses, net	992,375	666,479
Selling, general and administrative expenses	7,380,309	5,613,473
Business acquisition expenses	–	162,125
Total operating expenses	8,372,684	6,442,077

Operating loss	(638,548)	(1,513,890)

Other income (expense)
Interest expense	(218,927)	(155,658)
Gain on forgiveness of bank note	–	–
Gain on revaluation of contingent earn-out liability	714,798	742,084

Loss before provision for income taxes	(142,677)	(927,464)

Provision for income taxes	1,936	952

Net loss	$(144,613)	$(928,416)

Loss per share:
Basic and fully diluted	$(0.03)	$(0.18)

Weighted average common shares outstanding:
Basic and fully diluted	5,666,034	5,295,720

The accompanying notes are an integral part of these consolidated financial statements.

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

for the Years Ended June 30, 2023 and 2022

	Number of Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity

Balance, June 30, 2021	4,427,432	$44,275	$50,552,830	$(47,165,978)	$3,431,127
Issuance of common stock in private placement	312,500	3,125	1,486,875	–	1,490,000
Issuance of common stock in business acquisition	833,333	8,333	3,991,667	–	4,000,000
Proceeds from exercise of stock option	19,400	194	63,096	–	63,290
Exercise of stock options net of 109,682 shares withheld	42,606	426	(426)	–	–
Issuance of common stock for employee services	3,031	30	19,970	–	20,000
Stock-based compensation	–	–	895,494	–	895,494
Net loss	–	–	–	(928,416)	(928,416)
Balance, June 30, 2022	5,638,302	$56,383	$57,009,506	$(48,094,394)	$8,971,495

Issuance of common stock in private placement	420,000	4,200	2,284,082	–	2,288,282
Proceeds from exercise of stock option	8,216	82	12,314	–	12,396
Stock-based compensation	–	–	919,032	–	919,032
Net loss	–	–	–	(144,613)	(144,613)
Balance, June 30, 2023	6,066,518	$60,665	$60,224,934	$(48,239,007)	$12,046,592

The accompanying notes are an integral part of these consolidated financial statements.

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the Years Ended June 30, 2023 and 2022

	2023	2022
Cash Flows from Operating Activities:
Net loss	$(144,613)	(928,416)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities-
Gain on revaluation of contingent earn-out liability	(705,892)	(742,084)
Depreciation and amortization	210,735	190,221
Stock-based compensation expense	919,032	915,494
Non-cash interest expense	4,087	55,017
Changes in operating assets and liabilities, net of effects of business acquisition-
Accounts receivable, net	(1,243,535)	(108,140)
Due from related party	–	84,210
Inventories	245,931	(680,744)
Prepaid expenses	(36,233)	19,312
Accounts payable	193,089	819,284
Customer advances	269,577	(371,650)
Accrued compensation and other	206,732	(185,875)
Net cash (used in) provided by operating activities	(81,090)	(933,371)

Cash Flows from Investing Activities:
Acquisition of businesses	–	(255,062)
Additional patent costs	(35,713)	(39,543)
Purchases of property and equipment	(16,784)	(113,197)
Net cash used in investing activities	(52,497)	(407,802)

Cash Flows from Financing Activities:
Payment of capital lease obligations	(40,705)	(38,349)
Payments of long-term debt	(367,341)	(247,002)
Issuance of long-term debt	750,000	–
Payment of debt issuance costs	(22,275)	(26,000)
Payment of acquisition earn-out liability	(166,667)	(166,667)
Gross proceeds from private placements of common stock	2,288,281	1,500,000
Gross proceeds from exercise of stock options	12,397	63,290
Net cash provided by (used in) financing activities	2,453,690	1,085,272

Net increase (decrease) in cash and cash equivalents	2,320,103	(255,901)
Cash and cash equivalents, beginning of year	605,749	861,650

Cash and cash equivalents, end of year	$2,925,852	$605,749

Supplemental disclosure of cash flow information:
Cash paid during the year for income taxes	$1,936	$912

Supplemental disclosure of non-cash financing activities:
Issuance of common stock for services	$–	$20,000
Acquisition of business financed with long-term debt	$–	$2,600,000
Common stock issued in business acquisition	$–	$4,000,000

The accompanying notes are an integral part of these consolidated financial statements.

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(1)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	Nature of Business

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

(b)	Reverse Stock Split

In February 2022, the Company’s Board of Directors authorized a reverse split of the Company’s outstanding shares of common stock within a stated range of 1:1.5 to 1:3, which was subsequently approved by stockholders holding more than a majority of the outstanding shares of Common Stock at the Company’s Annual Meeting on April 8, 2022. The Company effected the reverse stock split on a one-for-three basis on November 1, 2022 as reported by the Company on Form 8-K filed with the Securities and Exchange Commission on November 2, 2022.

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

Unless otherwise noted, all prior year share amounts and per share calculations throughout these financial statements have been restated to reflect the impact of this 1:3 reverse stock split and to provide data on a comparable basis. Such restatements include calculations regarding the Company’s weighted-average shares, and earnings per share, as well as disclosures regarding the Company’s stock-based compensation plans.

(c)	Revenues

Revenues are recognized as the performance obligations to deliver products or services are satisfied and are recorded based on the amount of consideration the Company expects to receive in exchange for satisfying the performance obligations. Most of the Company’s products and services are marketed to medical device companies with approximately 85% of sales to customers in the United States. Products and services are primarily transferred to customers at a point in time based upon when services are performed, or product is shipped. Other selling costs to obtain and fulfill contracts are expensed as incurred due to the short-term nature of most of its contracts. The Company extends terms of payment to its customers based on commercially reasonable terms for the markets of its customers, while also considering their credit quality. Shipping and handling costs charged to customers are included in revenue.

The Company disaggregates revenues by product and service types as it believes it best depicts how the nature, amount, timing and uncertainty of revenues and cash flows are affected by economic factors. Revenues are comprised of the following for the fiscal years ended June 30, 2023 and 2022:

	2023	2022
Engineering Design Services	$6,728,867	$5,371,483
Optical Components	10,523,806	6,481,896
Medical Device Products and Assemblies	3,791,794	3,824,869
Total Revenues	$21,044,467	$15,678,248

Contract Assets and Liabilities

The nature of the Company’s products and services does not generally give rise to contract assets as it typically does not incur costs to fulfill a contract before a product or service is provided to a customer. The Company’s costs to obtain contracts are typically in the form of sales commissions paid to employees. The Company has elected to expense sales commissions associated with obtaining a contract as incurred as the amortization period is generally less than one year. These costs have been recorded in selling, general and administrative expenses. As of June 30, 2023, there were no contract assets recorded in the Company’s Consolidated Balance Sheets.

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

Contract liabilities, which were recorded as customer advances in the Company’s Consolidated Balance Sheets, and unearned revenue are comprised of the following:

	Fiscal Year Ended June 30,
	2023	2022
Contract liabilities, beginning of period	$905,113	$450,084
Unearned revenue received from customers	2,545,317	3,780,215
Revenue recognized	(2,275,740)	(3,325,186)
Contract liabilities, end of period	$1,174,690	$905,113

(d)	Cash and Cash Equivalents

The Company includes in cash equivalents all highly liquid investments with original maturities of three months or less at the time of acquisition. Cash and cash equivalents of $2,925,852 and $605,749 on June 30, 2023 and 2022, respectively, consist primarily of cash at banks and money market funds. The Company maintains its cash and cash equivalents in bank deposit accounts that, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on its cash and cash equivalents.

(e)	Inventories

Inventories are stated at the lower of cost (first-in, first-out) and net realizable value and include material, labor and manufacturing overhead. The components of inventories on June 30, 2023 and 2022 are as follows:

	2023	2022
Raw material	$1,142,816	$1,414,996
Work-in-progress	322,538	460,460
Finished goods	1,310,862	1,146,691
Total Inventories	$2,776,216	$3,022,147

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

Depreciation and amortization expense was $210,735 and $245,238 for the years ended June 30, 2023 and 2022, respectively.

(g)	Significant Customers and Concentration of Credit Risk

Financial instruments that subject the Company to credit risk consist primarily of cash equivalents and trade accounts receivable. The Company places its investments with highly rated financial institutions. The Company has not experienced any losses on these investments to date. At June 30, 2023 and 2022, two individual customer accounted for more 10% of the Company’s total accounts receivable.

The allowance for doubtful accounts receivable was $606,715 at June 30, 2023, and $44,135 at June 30, 2022. In 2023, the Company increased the allowance for doubtful accounts to cover potential losses due to the insolvency of one customer. The Company generally does not require collateral or other security as a condition of sale, rather it relies on credit approval, balance limitation and monitoring procedures to control credit risk in trade account financial instruments. Management believes the allowance for doubtful accounts, which is established based upon review of specific account balances and historical experience, is adequate at June 30, 2023.

(h)	Loss per Share

Basic income (loss) per share is computed by dividing net income or net loss by the weighted average number of shares of common stock outstanding during the period. Diluted income (loss) per share is computed by dividing net income or net loss by the weighted average number of shares of common stock outstanding during the period, plus the number of potentially dilutive securities outstanding during the period such as stock options and warrants. For the year ended June 30, 2023 and 2022, the effect of such securities was antidilutive and not included in the diluted calculation because of the net loss generated in those periods.

The following is the calculation of loss per share for the years ended June 30, 2023 and 2022:

	Year Ended June 30
	2023	2022
Net Loss– Basic and Diluted	$(144,613)	$(928,416)

Basic and diluted weighted average shares outstanding	5,666,034	5,295,720

Loss per share
Basic and fully diluted	$(0.03)	$(0.18)

The number of shares issuable upon the exercise of outstanding stock options and warrants that were excluded from the computation as their effect was antidilutive was approximately 1,017,041 and 904,666 for the years ended June 30, 2023 and 2022, respectively.

(i)	Stock-Based Compensation

The measurement and recognition of compensation costs for all stock-based awards made to employees and the Board of Directors are based upon fair value over the requisite service period for awards expected to vest. The Company estimates the fair value of share-based awards on the date of grant using the Black-Scholes option-pricing model. Stock-based compensation costs recognized for the years ended June 30, 2023, and 2022 amounted to $919,032 and $895,494, respectively.

(j)	Goodwill and Patents

Long-lived assets such as goodwill and patents are capitalized when acquired and reviewed for impairment whenever events or changes in circumstances indicate that the book value of the asset may not be recoverable. Impairment of the carrying value of long-lived assets such as goodwill and patents would be indicated if the best estimate of future undiscounted cash flows expected to be generated by the asset grouping is less than its carrying value. If an impairment is indicated, any loss is measured as the difference between estimated fair value and carrying value and is recognized in operating income or loss. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. No such impairments of goodwill or patents have been estimated by management during the years ended June 30, 2023 or 2022.

(k)	Fair Value of Financial Instruments

Financial instruments consist principally of cash and cash equivalents, accounts receivable and accounts payable. The estimated fair value of these financial instruments approximates their carrying value due to their short-term nature.

(l)	Research and Development

Research and development expenses are charged to operations as incurred. The Company groups development and prototype costs and related reimbursements in research and development. There were no reimbursements for research and development recorded in research and development for the years ended June 30, 2023, and 2022.

(m)	Comprehensive Income

Comprehensive income or loss is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The Company’s comprehensive loss or income for the years ended June 30, 2023 and 2022 was equal to its net loss for the same periods.

(n)	Income Taxes

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

(o)	Segment Reporting

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

(p)	Use of Estimates

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

On October 4, 2021, the Company entered into an asset purchase agreement to acquire substantially all of the assets of Lighthouse Imaging, LLC, a medical optics and digital imaging business, as described in Forms 8-K and 8-K/A that the Company filed with the Securities and Exchange Commission on October 8, 2021 and December 20, 2021, respectively. The aggregate cash purchase price consisted of $2,855,063 in cash at closing, $1,500,000 as earn-out consideration over the subsequent two-year period, and 833,333 unregistered shares of common stock issued to the seller at closing. The effective date of the acquisition was October 4, 2021, and the actual results of operations of the Lighthouse division since that date are included in the accompanying consolidated financial statements as of, and for the fiscal year ended June 30, 2023 and the nine months ended, June 30, 2022.

The Company financed the cash portion of the acquisition by securing a $2,600,000 term loan from Main Street Bank on October 4, 2021, and by selling shares of its common stock for $1,500,000 of gross proceeds in a private placement closed on October 1, 2021.

The earn-out consideration of $1,500,000, which would have been paid at a rate of $750,000 per annum from October 1, 2021 to September 30, 2023 was and will not be paid as the required levels of gross profit will not be attained.

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

Consolidated unaudited pro forma results of operations for the Company are presented below for the years ended June 30, 2022 assuming that the acquisition of the Lighthouse division has occurred on July 1, 2021. Pro forma revenues and net loss for the fiscal year ended June 30, 2022 include operating results of Lighthouse during the three months ended September 30, 2021 before its acquisition and approximately $70,200 of pro forma operating expense adjustments relating to interest, depreciation, management fees, and grant reimbursements.

June 30, 2022
Pro-Forma
Revenues	$17,122,585
Net (loss) income	$(871,121)
Earnings (loss) per share
Basic and fully diluted	$(0.16)

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

Transactions with Stockholders Known by the Company to Own 5% or More of the Company’s Common Stock

On October 4, 2021, the Company entered into agreements with accredited investors for the sale and purchase of 312,500 shares of our common stock, $0.01 par value, at a per unit price of $4.80 per share. We received $1,500,000 in gross proceeds from the offering.

The placement proceeds were used to partially fund the business acquisition of the Lighthouse division. In compliance with the registration rights agreement entered into with the investors, on January 31, 2022 the Company filed a registration statement for the shares with the Securities and Exchange Commission which became effective on February 11, 2022. Ms. Sandra Pessin acquired 156,250 shares in this placement for $750,000 or $4.80 per share, and at that time Ms. Pessin was an owner of more than 5% of the Company’s outstanding common stock.

Acquisition Earn Out Obligations

As partial consideration for the July 2019 acquisition of the Ross Optical division the Company agreed to pay $500,000 as an earn-out contingent upon the satisfaction of certain financial thresholds consisting of mutually agreed upon revenue and gross margin targets of the Ross Optical division over a term of three years, beginning on July 1, 2019, at a rate of up to $166,667 per year. As of June 30, 2023 the full $500,000 has been paid.

As of June 30, 2023, the earn-out liabilities of $1,500,000 associated with the Lighthouse acquisition were written off to other income due to the Lighthouse division not achieving the minimum gross margin targets.

(b)	Bank Financing Activities

Bank Line of Credit

On October 4, 2021, the Company entered into a Loan Agreement with Main Street Bank of Marlborough, Massachusetts, which provided for a $2,600,000 Term Loan and a $250,000 Revolving Line of Credit Loan Facility, which was increased to $500,000 effective May 17, 2022, and $1,250,000 effective June 2, 2023. The $1,250,000 line of credit is due on demand and had no borrowings outstanding at June 30, 2023. Borrowings under the line of credit bear interest payable monthly at the prime lending rate plus 1.5% per annum and shall not be less than 4.75% per annum. Borrowings under the line of credit are limited to the borrowing base comprised of a percentage of accounts receivable and inventory and are secured by all the assets of the Company.

Long-Term Debt

Long-term debt consists of the following at June 30, 2023:

Amount
Term Loan Note payable to Main Street Bank with monthly principal payments of $30,952.38 plus interest at the prime lending rate plus 1.5% per annum. Secured by all assets of the Company, and subject to certain periodic reporting to the bank, an annual minimum debt service coverage ratio of 1.20:1 commencing with the fiscal year ending June 30, 2023, and other conditions. The Term Loan Note matures on October 15, 2028	$1,980,952

Permanent Working Capital Loan payable to Main Street Bank with monthly principal payments of $12,500.00 plus interest at a fixed rate of 8.625% per annum. Secured by all assets of the Company, and subject to certain periodic reporting to the bank, an annual minimum debt service coverage ratio of 1.20:1 commencing with the fiscal year ending June 30, 2023, and other conditions. The Term Loan Note matures on June 15, 2028	750,000

Less current maturities	(513,259)
Less debt issuance costs, net of accumulated amortization of $6,190.75	(41,713)
Long-term debt, net of current portion of debt issuance costs	$2,175,980

At June 30, 2023 principal payments due on Long Term Debt are as follows:

Fiscal Year Ending June 30:
2024	$513,259
2025	513,259
2026	513,259
2027	513,259
2028	513,259
Thereafter	164,657
Total long term debt	$2,730,952

(c)	Lease Obligation

In March 2021 the Company entered into a five-year capital lease in the amount of $161,977 for manufacturing equipment. In January 2020, the Company entered into a five-year capital lease for $47,750 for manufacturing equipment. The net book value of fixed assets under capital lease obligations as of June 30, 2023 is $104,208.

On July 1, 2019 the Company entered into a three-year operating lease for its facility in El Paso, Texas, and in February 2022 the Company entered into an extension of the lease for an additional three years through June 2025. Remaining minimum lease payments at June 30, 2023 total $86,480. Total rent expense including base rent and common area expenses was $67,534 and $62,822 during the fiscal years ended June 30, 2023 and 2022, respectively. On October 4, 2021 the Company assumed the remaining term of the Windham Maine lease as part of the Lighthouse acquisition. The lease expires on July 31, 2025. Remaining minimum lease payments at June 30, 2023 total $271,957. Total rent expense including base rent and common area expenses was $141,351 and $105,051 during the fiscal year ended June 30, 2023 and 2022, respectively. Included in the accompanying balance sheet at June 30, 2023 is a right-of-use asset of $358,437 and current and long-term right-of-use operating lease liabilities of $168,677 and $189,760, respectively.

At June 30, 2023 future minimum lease payments under the capital lease and operating lease obligations are as follows:

Fiscal Year Ending June 30:	Capital Leases	Operating Lease
2024	$48,619	$182,652
2025	43,920	183,775
2026	28,024	11,477
Total Minimum Payments	120,563	$377,904
Less: amount representing interest	8,872
Present value of minimum lease payments	111,691
Less: current portion	43,209
	$68,482

The Company’s operating leases for its Gardner, Massachusetts office, production and storage spaces plus an equipment lease have expired and are continuing on a month-to-month tenant at will basis. Rent expense on these operating leases was $191,088 and $203,355 for the fiscal years ended June 30, 2023 and 2022, respectively.

(4)	STOCKHOLDERS’ EQUITY

(a)	Stock-Based Compensation Expense

The following table summarizes stock-based compensation expense for the years ended June 30:

	2023	2022
Cost of Goods Sold	$34,966	$115,021
Research and Development Expenses	182,498	218,847
Selling, General and Administrative Expenses	701,568	561,626
Stock Based Compensation Expense	$919,032	$895,494

As of June 30, 2023, the unrecognized compensation costs related to options vesting in the future is $330,611. No compensation has been capitalized because such amounts would have been immaterial. There was no net income tax benefit recognized related to such compensation for the years ended June 30, 2023, or 2022, as the Company is currently in a loss position. There were 267,336 stock options granted during the year ended June 30, 2023, and 204,833 stock options granted during the year ended June 30, 2022.

The Company uses the Black-Scholes option-pricing model as the most appropriate method for determining the estimated fair value for the stock awards. The Black-Scholes method of valuation requires several assumptions: (1) the expected term of the stock award; (2) the expected future stock volatility over the expected term; and (3) risk-free interest rate. The expected term represents the expected period of time the Company believes the options will be outstanding based on historical information. Estimates of expected future stock price volatility are based on the historic volatility of the Company’s common stock and the risk-free interest rate is based on the U.S. Zero-Bond rate. The Company utilizes a forfeiture rate based on an analysis of the Company’s actual experience. The fair value of options at date of grant was estimated with the following assumptions for options granted in fiscal year 2023:

Year Ended
June 30, 2023
Assumptions:
Option life	5.3 years
Risk-free interest rate	3.0-7.0%
Weighted average stock volatility	101.9%
Dividend yield	0
Weighted average fair value of grants	$4.77

(b)        Common Stock Issued for Services

In December 2021, the Company issued 3,031 shares of its common stock to its Chief Financial Officer as compensation for services performed. The company recognized $20,000 of stock-based compensation expense during the three months ended December 31, 2021 relating to these common stock shares.

(c)        Stock Option Plans

The type of share-based payments currently utilized by the Company is stock options.

The Company has four stock option plans outstanding as of June 30, 2023, namely the Precision Optics Corporation, Inc. 2022 Equity Incentive Plan (the “2022 Plan”), the Precision Optics Corporation, Inc. 2021 Equity Incentive Plan (the “2021 Plan”), the Precision Optics Corporation, Inc. 2011 Equity Incentive Plan (the “2011 Plan”) and the Precision Optics Corporation, Inc. 2006 Equity Incentive Plan (the “2006 Plan”). Vesting periods under each of the Plans are at the discretion of the Board of Directors and typically average three years and in some instances are subject to future performance criteria. Options under these Plans are granted at fair market value on the date of grant and typically have an initial term of ten years from the date of grant, subject to certain cancellation provisions such as upon employment termination. . The Company has filed Registration Statements on Form S-8 with the Securities and Exchange Commission to register all shares of common stock issuable under the 2021, 2011, and 2006 Plans. The Company has not yet registered shares of common stock issuable under the 2022 Plan.

On April 8, 2022, the Shareholders approved the 2022 Plan which provides eligible participants (certain employees, directors, consultants, etc.) the opportunity to receive a broad variety of equity based and cash awards. A maximum of 333,333 shares of the Company’s common stock may be issued pursuant to stock options or other awards under the 2022 Plan. At June 30, 2023, options for a total of 210,668 shares of common stock were outstanding and 122,665 shares of common stock were available for future grants under the 2022 Plan.

On May 10, 2021, the Board of Directors approved the 2021 Plan which likewise authorizes a broad variety of equity based and cash awards. A maximum of 333,333 shares of the Company’s common stock may be issued under the 2021 Plan. At June 30, 2023, options for a a total of 280,323 shares of common stock were outstanding under the 2021 Plan and 47,789 shares of common stock were available for future grants under the 2021 Plan.

The 2011 Plan and 2006 Plan likewise provided for a broad variety of equity based and cash awards, but terminated in 2021 and 2016, respectively. At June 30, 2023, options for a total of 623,250 shares of common stock were still outstanding under the 2011 Plan.

At June 30, 2023, options for a total of 12,899 shares of common stock were still outstanding under the 2006 Plan.

The following tables summarize stock option activity for the years ended June 30, 2023 and 2022:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Life

Outstanding at July 1, 2021	859,400	$3.39	6.73 years
Grants	204,833	$5.22
Exercised	(98,566)	$3.15
Cancellations	(61,000)	$4.80
Outstanding at June 30, 2022	904,667	$3.99	7.08 years
Grants	294,003	$6.27
Exercised	(8,523)	$3.05
Cancellations	(63,007)	$5.87
Outstanding at June 30, 2023	1,127,140	$4.54	6.88 years

Information related to the stock options outstanding as of June 30, 2023 is as follows:

Range of Exercise Prices	Number of Shares	Weighted- Average Remaining Contractual Life (years)	Weighted- Average Exercise Price	Exercisable Number of Shares	Exercisable Weighted- Average Exercise Price
$1.44	20,000	2.75	$1.44	20,000	$1.44
$1.50	26,666	2.98	$1.50	26,666	$1.50
$1.65	5,000	4.76	$1.65	5,000	$1.65
$2.10	33,333	5.10	$2.10	33,333	$2.10
$2.19	205,663	3.70	$2.19	205,663	$2.19
$2.70	12,000	0.94	$2.70	12,000	$2.70
$3.75	15,000	6.72	$3.75	15,000	$3.75
$3.90	146,325	5.95	$3.90	146,325	$3.90
$4.20	23,332	7.39	$4.20	23,332	$4.20
$4.26	33,333	6.20	$4.26	33,333	$4.26
$4.35	1,666	7.69	$4.35	1,666	$4.35
$4.50	23,332	6.44	$4.50	23,332	$4.50
$5.04	178,173	7.93	$5.04	178,173	$5.04
$5.43	10,000	8.26	$5.43	10,000	$5.43
$5.61	10,000	8.87	$5.61	2,500	$5.61
$5.85	23,335	8.51	$5.85	2,224	$5.85
$5.93	4,000	9.53	$5.93	4,000	$5.93
$6.00	26,664	8.72	$6.00	13,334	$6.00
$6.78	90,000	9.50	$6.78	90,000	$6.26
$6.27	77,654	8.61	$6.27	25,885	$6.27
$6.78	46,664	8.39	$6.78	35,553	$6.78
$6.40	65,000	9.82	$6.40	2,500	$6.40
$6.94	50,000	9.96	$6.94	–	$–
$1.44–6.94	1,127,140	6.85	$4.54	909,819	$4.04

The aggregate intrinsic value of the Company’s “in-the-money” outstanding and exercisable options as of June 30, 2023, was $1,968,998 and $1,195,615, respectively.

(d)	Sale of Stock in October 2021

On October 1, 2021, the Company entered into agreements with accredited investors for the sale and purchase of 312,500 unregistered shares of its common stock, $0.01 par value at a purchase price of $4.80 per share. The Company used the net proceeds from this placement to partially fund the October 4, 2021, acquisition of the operating assets of Lighthouse Imaging, LLC with an effective date of October 4, 2021.

In conjunction with the placement, the Company also entered into a registration rights agreement with the investors, whereby it is obligated to file a registration statement with the Securities and Exchange Commission on or before 120 calendar days after October 4, 2021 to register the resale by the investors of 312,500 shares of its common stock purchased in the placement. The registration statement was filed on January 31, 2022 and became effective on February 11, 2022.

(e)	Issuance of Common Stock in Business Acquisition

On October 4, 2021, the Company issued 833,333 unregistered shares of its common stock to the sellers of Lighthouse Imaging, LLC, valued on that date at $4.80 per share or $4,000,000, as shown in the accompanying statement of stockholders’ equity for the fiscal year ended June 30, 2022.

In conjunction with the issuance, the Company agreed to use reasonable efforts to effectuate within a reasonable period after the October 4, 2021 business acquisition date a registration statement with the Securities and Exchange Commission to register the resale by the sellers of 833,333 shares of its common stock issued in the business acquisition. The registration statement was filed on June 13, 2022 and became effective on July 14, 2022.

(f)	Sale of Stock in June 2023

On June 15, 2023, the Company entered into agreements with certain institutional and accredited investors for the sale and purchase of 420,000 unregistered shares of its common stock, $0.01 par value at a purchase price of $6.00 per share. The Company expects to use the net proceeds from this placement for general working capital needs.

In conjunction with the placement, the Company also entered into a registration rights agreement with the investors, whereby it is obligated to register the resale by the investors of 420,000 shares of its common stock purchased in the placement.

(5)	INCOME TAXES

The Company has identified its federal tax return and its state tax return in Massachusetts as “major” tax jurisdictions. The periods subject to examination for its federal and state income tax returns are the years ended in 2018 and thereafter. The Company believes its income tax filing positions and deductions will be sustained on audit and it does not anticipate any adjustments that would result in a material change to its financial position. Therefore, no liabilities for uncertain income tax positions have been recorded.

The provision for income taxes in the accompanying consolidated statements of operations consists of the state income tax liability of $1,936 and $952 for the years ended June 30, 2023, and 2022, respectively.

A reconciliation of the federal statutory rate to the Company’s effective tax rate for the fiscal years ended June 30, 2023 and 2022 is as follows:

	2023	2022
Income tax expense (benefit) at federal statutory rate	(21.0)%	(21.0)%
Increase (decrease) in tax resulting from:
State taxes, net of federal benefit	(5.8)%	(7.1)%
Change in valuation allowance	(23.3)%	22.6%
Stock based compensation	176.0%	26.9%
Net Operating Loss Utilization	5.0%	–
Revaluation of contingent earn out liability	(135.2)%	(21.8)%
Nondeductible items	5.6%	0.3%
Effective tax rate	1.3%	(0.1)%

The components of deferred tax assets and liabilities at June 30, 2023 and 2022 are approximately as follows:

	2023	2022
Deferred tax assets:
Net operating loss carry forwards	$2,617,000	$2,640,000
Tax credit carry forwards	247,000	164,000
Reserves and accruals not yet deducted for tax purposes	407,000	512,000
Total deferred tax assets	3,271,000	3,316,000
Valuation allowance	(3,271,000)	(3,316,000)
Net deferred tax asset	$–	$–

The Company has provided a valuation allowance to reduce the net deferred tax asset to an amount the Company believes is “more likely than not” to be realized.

At June 30, 2023, the Company had federal and state net operating loss carry forwards of approximately $12,461,000 and $6,076,000, respectively, which will, if not used, expire at various dates beginning in fiscal year 2024.

(6)	PROFIT SHARING PLAN

The Company has a defined contribution 401(k) profit sharing plan. Employer profit sharing and matching contributions to the plan are discretionary. No employer profit sharing or matching contributions were made to the plan in fiscal years 2023 and 2022.

ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.    CONTROLS AND PROCEDURES.

Management’s Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and our Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2023, because of a material weakness in our internal controls over financial reporting described below. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting as of June 30, 2023. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our evaluation, our management concluded that our internal control over financial reporting was not effective as of June 30, 2023.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the fiscal year covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION.

None

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required under this item is incorporated by reference to the applicable information set forth in the Proxy Statement for the 2023 Annual Meeting of Stockholders.

ITEM 11.     EXECUTIVE COMPENSATION.

The information required under this item is incorporated by reference to the applicable information set forth in the Proxy Statement for the 2023 Annual Meeting of Stockholders.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required under this item is incorporated by reference to the applicable information set forth in the Proxy Statement for the 2023 Annual Meeting of Stockholders.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required under this item is incorporated by reference to the applicable information set forth in the Proxy Statement for the 2023 Annual Meeting of Stockholders.

ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required under this item is incorporated by reference to the applicable information set forth in the Proxy Statement for the 2023 Annual Meeting of Stockholders.

PART IV

ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

a.	Documents filed as part of this report

The following documents are filed as part of this Annual Report on 10-K:

1.	FINANCIAL STATEMENTS

The following documents are filed in Part II, Item 8 of this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at June 30, 2023 and 2022

Consolidated Statements of Operations for the years ended June 30, 2023 and 2022

Consolidated Statements of Stockholders’ Equity for the years ended June 30, 2023 and 2022

Consolidated Statements of Cash Flows for the years ended June 30, 2023 and 2022

Notes to Consolidated Financial Statements

2.	FINANCIAL STATEMENT SCHEDULES

All financial statement schedules have been omitted as they are not required, not applicable, or the required information is otherwise included.

b.	Exhibits

The exhibits listed below are filed with or incorporated by reference in this report.

Exhibit	Description

2.1	Asset Purchase Agreement between the Company and Optometrics Corporation, dated January 18, 2008 (included as Exhibit 2.1 to the Form 8-K filed January 25, 2008, and incorporated herein by reference).

3.1*	Restated Articles of Organization of Precision Optics Corporation, Inc.

3.2	Amended and Restated Bylaws of Precision Optics Corporation, Inc. (included as Exhibit 3.1 to the Current Report on Form 8-K filed July 11, 2014, and incorporated herein by reference).

3.3	Amendment to the Amended and Restated Bylaws of Precision Optics Corporation, Inc. effective May 13, 2022 (included as exhibit 3.5 to the Form 10-Q filed May 16, 2022, and incorporated herein by reference).

Exhibit	Description

10.1	Precision Optics Corporation, Inc. 2011 Equity Incentive Plan, dated October 13, 2011 (included as Exhibit 10.2 to Form S-8 filed October 14, 2011, and incorporated herein by reference.)

10.2	Precision Optics Corporation, Inc. Amended 2011 Equity Incentive Plan, dated October 14, 2011, as amended on April 16, 2015 (included as Exhibit 10.1 to the Company’s Registration Statement on Form S-8 filed April 20, 2015, and incorporated herein by reference).

10.3	Compensation Agreement, by and between the Company and Joseph N. Forkey, dated August 2, 2018 (included as Exhibit 10.1 to the Form 8-K filed on August 3, 2018, and incorporated herein by reference).

10.5	Form of Purchase Agreement, by and among Precision Optics Corporation, Inc. and several Investors, dated July 1, 2019 (included as Exhibit 10.2 to the Form 8-K filed on July 8, 2019, and incorporated herein by reference).

10.6	Form of Registration Rights Agreement, by and among Precision Optics Corporation, Inc. and several Investors, dated July 1, 2019 (included as Exhibit 10.3 to the Form 8-K filed on July 8, 2019, and incorporated herein by reference

10.7	Employment Agreement, by and among Precision Optics Corporation. Inc. and Divaker Mangadu, dated July 1, 2019 (included as Exhibit 10.4 to the Form 8-K filed on July 8, 2019, and incorporated herein by reference).

10.8†	Employment Agreement, by and among Precision Optics Corporation, Inc. and Jeff DiRubio, dated April 26, 2019 (included as Exhibit 10.16 to the annual report on Form 10-K filed on September 26, 2019, and incorporated herein by reference).

10.9+	Lease Agreement, by and among Precision Optics Corporation, Inc. and Texzona Industries Ltd. dated July 1, 2019 (included as Exhibit 10.17 to the annual report on Form 10-K filed on September 26, 2019, and incorporated herein by reference).

10.10	Employment Offer Letter Daniel S. Habhegger, dated December 2, 2019 (included as Exhibit 10.18 to the quarterly report on Form 10-Q filed on February 13, 2020, and incorporated herein by reference).

10.13†+	Asset Purchase Agreement, dated October 4, 2021, by and among Precision Optics Corporation, Inc. and Lighthouse Imaging, LLC and Anania & Associates Investment Company, LLC (included as Exhibit 10.1 to the current report on Form 8-K filed on October 8, 2021, and incorporated herein by reference).

10.14	Form of Securities Purchase Agreement, by and among Precision Optics Corporation, Inc. and several Investors, dated October 4, 2021 (included as Exhibit 10.2 to the current report on Form 8-K filed on October 8, 2021, and incorporated herein by reference).

10.15	Form of Registration Rights Agreement, by and among Precision Optics Corporation, Inc. and several Investors, dated October 4, 2021 (included as Exhibit 10.3 to the current report on Form 8-K filed on October 8, 2021, and incorporated herein by reference).

10.16+	Loan Agreement dated October 4, 2021, by and among Precision Optics Corporation, Inc. and Main Street Bank (included as Exhibit 10.4 to the current report on Form 8-K filed on October 8, 2021, and incorporated herein by reference).

Exhibit	Description

10.17	$250,000 Revolving Line of Credit Note dated October 4, 2021 (included as Exhibit 10.5 to the current report on Form 8-K filed on October 8, 2021, and incorporated herein by reference).

10.18	$2,600,000 Term Loan Note dated October 4, 2021 (included as Exhibit 10.6 to the current report on Form 8-K filed on October 8, 2021, and incorporated herein by reference).

10.19	Security Agreement dated October 4, 2021, by and among Precision Optics Corporation, Inc. and Main Street Bank (included as Exhibit 10.7 to the current report on Form 8-K filed on October 8, 2021, and incorporated herein by reference).

10.20	Director side letter agreement dated October 4, 2021 (included as Exhibit 10.8 to the current report on Form 8-K filed on October 8, 2021, and incorporated herein by reference).

10.21	Precision Optics Corporation, Inc. 2022 Equity Incentive Plan (included as Appendix B to the proxy statement on Form DEF14A filed on February 24, 2022, and incorporated herein by reference).

10.23	Employment offer letter dated January 5, 2023 between Precision Optics Corporation, Inc. and E. Kevin Dahill (included as Exhibit 10.2 to the current report on Form 8-K filed on January 5, 2023, and incorporated herein by reference)

10.24	Second Amendment to Loan Agreement dated June 2, 2023, by and between Precision Optics Corporation, Inc. and Main Street Bank (included as Exhibit 10.1 to the current report on Form 8-K filed on June 7, 2023, and incorporated herein by reference).

10.25	$750,000 Promissory Note dated June 2, 2023 (included as Exhibit 10.2 to the current report on Form 8-K filed on June 7, 2023, and incorporated herein by reference).

10.26	Second Amendment to Demand Revolving Line of Credit Note dated June 2, 2023, by and between Precision Optics Corporation, Inc. and Main Street Bank (included as Exhibit 10.3 to the current report on Form 8-K filed on June 7, 2023, and incorporated herein by reference).

10.27	Form of Securities Purchase Agreement, by and among Precision Optics Corporation, Inc. and several investors, dated June 15, 2023 (included as Exhibit 10.1 to the current report on Form 8-K filed on June 20, 2023, and incorporated herein by reference).

10.28	Form of Registration Rights Agreement, by and among Precision Optics Corporation, Inc. and several investors, dated June 15, 2023 (included as Exhibit 10.2 to the current report on Form 8-K filed on June 20, 2023, and incorporated herein by reference).

10.29	Placement Agent Agreement, by and between Precision Optics Corporation, Inc. and A.G.P./Alliance Global Partners, dated June 15, 2023 (included as Exhibit 10.3 to the current report on Form 8-K filed on June 20, 2023, and incorporated herein by reference).

10.30	Employment Agreement dated March 30, 2023 between Precision Optics Corporation, Inc. and Mahesh Lawande (included as Exhibit 10.31 to the Form S-1 filed July 20, 2023, and incorporated herein by reference).

10.31	Employment Agreement dated June 7, 2023 between Precision Optics Corporation, Inc. and Wayne M. Coll (included as Exhibit 10.31 to the Form S-1 filed July 20, 2023, and incorporated herein by reference).

Exhibit	Description

14.1	Precision Optics Corporation, Inc. Corporate Code of Ethics and Conduct (included as Exhibit 14.1 to the Form 10-K filed September 28, 2008, and incorporated herein by reference).

23.1*	Consent of Independent Registered Public Accounting Firm.

31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed Herewith.
†	Certain portions of the agreement have been omitted to preserve the confidentiality of such information. The Company will furnish copies of any such information to the SEC upon request.
+	The schedules to agreement have been omitted from this filing pursuant to Item 601(a)(5) of Regulation S-K. The Company will furnish copies of any such schedules to the SEC upon request.

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

PRECISION OPTICS CORPORATION, INC.

Date: September 28, 2023	By:	/s/ Joseph N. Forkey
Joseph N. Forkey President and Chief Executive Officer
(Principal Executive Officer)

Date: September 28, 2023	By:	/s/ Wayne M. Coll
Wayne M. Coll Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Joseph N. Forkey Joseph N. Forkey	Chief Executive Officer, President, Treasurer and Director (Principal Executive Officer)	September 28, 2023

/s/ Wayne M. Coll Wayne M. Coll	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	September 28, 2023

/s/ Peter V. Anania	Director	September 28, 2023
Peter V. Anania

/s/ Andrew J. Miclot	Director	September 28, 2023
Andrew J. Miclot

/s/ Richard B. Miles	Director	September 28, 2023
Richard B. Miles

/s/ Peter H. Woodward	Director, Chairman	September 28, 2023
Peter H. Woodward

