Form 10-Q
period 2023-09-30
PRECISION OPTICS CORPORATION, INC.
filed 2023-11-14
CIK 867840

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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

The number of shares outstanding of the issuer’s common stock, par value $0.01 per share, at November 9, 2023 was 6,066,518 shares.

PRECISION OPTICS CORPORATION, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30,	June 30,
	2023	2023
ASSETS
Current Assets:
Cash and cash equivalents	$1,370,469	$2,925,852
Accounts receivable, net of allowance for doubtful accounts of $690,097 at September 30, 2023 and $606,715 at June 30, 2022	4,533,126	3,907,407
Inventories	2,971,211	2,776,216
Prepaid expenses	361,801	249,681
Total current assets	9,236,607	9,859,156

Fixed Assets:
Machinery and equipment	3,243,496	3,227,481
Leasehold improvements	842,455	825,752
Furniture and fixtures	240,917	242,865
	4,326,868	4,296,098
Less—Accumulated depreciation and amortization	3,914,142	3,862,578
Net fixed assets	412,726	433,520

Operating lease right-to-use asset	317,083	358,437
Patents, net	277,858	265,111
Goodwill	8,824,210	8,824,210

TOTAL ASSETS	$19,068,484	$19,740,434

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of capital lease obligation	$43,859	$43,209
Current maturities of long-term debt	513,259	513,259
Accounts payable	1,733,661	2,432,264
Customer advances	1,424,983	1,174,690
Accrued compensation and other	1,239,781	927,521
Operating lease liability	171,075	168,677
Total current liabilities	5,126,618	5,259,620

Capital lease obligation, net of current portion	57,270	68,482
Long-term debt, net of current maturities and debt issuance costs	2,047,665	2,175,980
Operating lease liability, net of current portion	146,008	189,760

Stockholders’ Equity:
Common stock, $0.01 par value: 50,000,000 shares authorized; issued and outstanding – 6,066,518 shares at September 30, 2023 and June 30, 2023	60,665	60,665
Additional paid-in capital	60,333,680	60,224,934
Accumulated deficit	(48,703,422)	(48,239,007)
Total stockholders’ equity	11,690,923	12,046,592

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$19,068,484	$19,740,434

The accompanying notes are an integral part of these consolidated interim financial statements.

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED

SEPTEMBER 30, 2023 AND 2022

(UNAUDITED)

	Three Months Ended September 30,
	2023	2022
Revenues	$4,321,255	$5,085,301

Cost of Goods Sold	2,857,644	3,445,860
Gross Profit	1,463,611	1,639,441

Research and Development Expenses	212,758	245,477

Selling, General and Administrative Expenses	1,656,146	1,495,766

Total Operating Expenses	1,868,904	1,741,243

Operating Loss	(405,293)	(101,802)

Interest Expense	(59,122)	(56,922)

Net Loss	$(464,415)	$(158,724)

Loss Per Share:
Basic and Fully Diluted	$(0.08)	$(0.03)

Weighted Average Common Shares Outstanding:
Basic & Fully Diluted	6,066,518	5,638,363

The accompanying notes are an integral part of these consolidated interim financial statements.

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED

SEPTEMBER 30, 2023 AND 2022

(UNAUDITED)

		Three Month Period Ended September 30, 2023
	Number of Shares	Common Stock	Additional Paid-in Capital	Common Stock Subscribed	Accumulated Deficit	Total Stockholders’ Equity

Balance, July 1, 2023	6,066,518	$60,665	$60,224,934	$–	$(48,239,007)	$12,046,592
Stock-based compensation	–	–	108,746	–	–	108,746
Net loss	–	–	–	–	(464,415)	(464,415)
Balance, September 30, 2023	6,066,518	$60,665	$60,333,680	$–	$(48,703,422)	$11,690,923

		Three Month Period Ended September 30, 2022
	Number of Shares	Common Stock	Additional Paid-in Capital	Common Stock Subscribed	Accumulated Deficit	Total Stockholders’ Equity

Balance, July 1, 2022	5,683,363	$56,834	$57,009,055	$–	$(48,094,394)	$8,971,495
Stock-based compensation	–	–	74,990	–	–	74,990
Net loss	–	–	–	–	(158,724)	(158,724)
Balance, September 30, 2022	5,683,363	$56,834	$57,084,045	$–	$(48,253,118)	$8,887,761

The accompanying notes are an integral part of these consolidated interim financial statements.

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED

SEPTEMBER 30, 2023 AND 2022

(UNAUDITED)

	Three Months Ended September 30,
	2023	2022
Cash Flows from Operating Activities:
Net Loss	$(464,415)	$(158,724)
Adjustments to reconcile net loss to net cash used in by operating activities -
Depreciation and amortization	51,564	52,411
Stock-based compensation expense	108,746	74,990
Non-cash interest expense	4,376	9,412
Changes in operating assets and liabilities -
Accounts receivable, net	(625,719)	(750,813)
Inventories, net	(194,995)	266,487
Prepaid expenses	(112,120)	25,950
Accounts payable	(698,603)	151,945
Customer advances	250,293	127,778
Accrued compensation and other	307,884	400,298
Net cash (used in) provided by operating activities	(1,372,989)	199,734

Cash Flows from Investing Activities:
Purchases of fixed assets	(30,770)	(16,019)
Additional patent costs	(12,747)	(13,155)
Net cash used in investing activities	(43,517)	(29,174)

Cash Flows from Financing Activities:
Payment of capital lease obligation	(10,562)	(9,950)
Payments of long-term debt	(128,315)	(92,857)
Net cash used in financing activities	(138,876)	(102,807)

Net (decrease) increase in cash and cash equivalents	(1,555,383)	67,753
Cash and cash equivalents, beginning of period	2,925,852	605,749

Cash and cash equivalents, end of period	$1,370,469	$673,502

The accompanying notes are an integral part of these consolidated interim financial statements.

PRECISION OPTICS CORPORATION, INC.

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Operations

The accompanying consolidated financial statements include the accounts of Precision Optics Corporation, Inc. and its wholly-owned subsidiaries (the “Company”). All significant intercompany accounts and transactions have been eliminated in consolidation.

These consolidated financial statements have been prepared by the Company, without audit, and reflect normal recurring adjustments which, in the opinion of management, are necessary for a fair statement of the results of the first quarter of the Company’s fiscal year 2024. These consolidated financial statements do not include all disclosures associated with annual consolidated financial statements and, accordingly, should be read in conjunction with footnotes contained in the Company’s consolidated financial statements for the year ended June 30, 2023, together with the Report of Independent Registered Public Accounting Firm filed under cover of the Company’s 2023 Annual Report on Form 10-K, filed with the Securities and Exchange Commission on September 28, 2023.

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

Income (Loss) Per Share

Basic income (loss) per share is computed by dividing net income or net loss by the weighted average number of shares of common stock outstanding during the period. Diluted income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period, plus the number of potentially dilutive securities outstanding during the period such as stock options. For the three months ended September 30, 2023 and 2022, the following potentially dilutive securities outstanding have been excluded from the computations of weighted-average shares outstanding because such securities have an antidilutive impact due to the net loss reported during those periods.

The following is the calculation of income (loss) per share for the three months ended September 30, 2023 and 2022:

	Three Months Ended September 30,
	2023	2022
Net Income (Loss) Basic and Fully Diluted	$(464,415)	$(158,724)

Weighted Average Shares Outstanding
Basic and Fully Diluted	6,066,518	5,638,363

Loss Per Share - Basic and Fully Diluted	$(0.08)	$(0.03)

The number of shares issuable upon the exercise of outstanding stock options that were excluded from the computation as their effect was antidilutive was approximately 1,123,140 and 904,667 for the three months ended September 30, 2023 and 2022, respectively.

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

Goodwill and Patents

Long-lived assets such as goodwill and patents are capitalized when acquired and reviewed for impairment whenever events or changes in circumstances indicate that the book value of the asset may not be recoverable. Impairment of the carrying value of long-lived assets such as goodwill and patents would be indicated if the best estimate of future undiscounted cash flows expected to be generated by the asset grouping is less than its carrying value. If an impairment is indicated, any loss is measured as the difference between estimated fair value and carrying value and is recognized in operating income or loss. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. No such impairments of goodwill or patents have been estimated by management as of September 30, 2023.

2.	INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out) or market and consisted of the following:

	September 30, 2023	June 30, 2023
Raw Materials	$1,375,717	$1,142,816
Work-In-Progress	326,846	322,538
Finished Goods	1,268,648	1,310,862
Total Inventories	$2,971,211	$2,776,216

3.	BANK FINANCING ACTIVITIES

Bank Line of Credit

On October 4, 2021, the Company entered into a Loan Agreement with Main Street Bank of Marlborough, Massachusetts, which provided for a $2,600,000 Term Loan and a $250,000 Revolving Line of Credit Loan Facility, which was increased to $500,000 effective May 17, 2022 and $1,250,000 effective June 2, 2023. The $1,250,000 line of credit is due on demand and had no borrowings outstanding at September 30, 2023. Borrowings under the line of credit would bear interest payable monthly at the prime lending rate plus 1.5% per annum and shall not be less than 4.75% per annum. Borrowings under the line of credit would be limited to the borrowing base comprised of a percentage of accounts receivable and inventory and are secured by all the assets of the Company.

Long-Term Debt

Long-term debt consists of the following at September 30, 2023:

Amount
Term Loan Note payable to Main Street Bank with monthly principal payments of $30,952.38 plus interest at a fixed rate of 7.0% per annum. Secured by all assets of the Company, and subject to certain periodic reporting to the bank and other conditions including an annual minimum EBITDA plus stock-based compensation to debt service coverage ratio of 1.20:1 commencing with the fiscal year ending June 30, 2023. The Term Loan Note matures on October 15, 2028.	$1,888,095

Permanent Working Capital Loan payable to Main Street Bank with monthly principal payments of $12,500 plus interest at a fixed rate of 8.625% per annum. Secured by all assets of the Company, and subject to certain periodic reporting to the bank and other conditions including an annual minimum EBITDA plus stock-based compensation to debt service coverage ratio of 1.20:1 commencing with the fiscal year ending June 30, 2023. The Permanent Working Capital Loan matures on June 15, 2028.	$712,500

Less current maturities	(513,259)
Less debt issuance costs, net of accumulated amortization of $8,233	(39,671)
Long-term debt, net of current maturities and debt issuance costs	$2,047,665

At September 30, 2023 principal payments due on the Term Loan Note payable are as follows:

Fiscal Year Ending June 30:
2024	$384,944
2025	513,259
2026	513,259
2027	513,259
2028	513,259
Thereafter	162,615
$2,600,595

4.	LEASE OBLIGATIONS

In March 2021 the Company entered into a five-year capital lease in the amount of $161,977 for manufacturing equipment. In January 2020, the Company entered into a five-year capital lease for $47,750 for manufacturing equipment. The net book value of fixed assets under capital lease obligations as of September 30, 2023 is $42,572.

On July 1, 2019, the Company entered into a three-year operating lease for its facility in El Paso, Texas, and in February 2022 the Company entered into an extension of the lease for an additional three years through June 2025. Remaining minimum lease payments at September 30, 2023 total $79,740. Total rent expense including base rent and common area expenses was $15,973 and $11,630 during the fiscal quarters ended September 30, 2023 and 2022, respectively. On October 4, 2021, the Company assumed the remaining term of the Windham, Maine lease as part of the Lighthouse acquisition. The lease expires on July 31, 2025. Remaining minimum lease payments on September 30, 2023 total $252,501. Total rent expense including base rent and common area expenses was $34,432 during the fiscal quarter ended September 30, 2023. Included in the accompanying balance sheet at September 30, 2023 is a right-of-use asset of $317,083 and current and long-term right-of-use operating lease liabilities of $171,075 and $146,008, respectively.

At September 30, 2023 future minimum lease payments under the capital lease and operating lease obligations are as follows:

Fiscal Year Ending June 30:	Capital Leases	Operating Lease
2024	$36,486	$127,204
2025	43,919	178,331
2026	28,004	11,548
2027	–	–
Total Minimum Payments	108,409	$317,083
Less: amount representing interest	7,280
Present value of minimum lease payments	101,129
Less: current portion	43,859
Lease Obligation, net of current portion	$57,270

The Company’s operating leases for its Gardner, Massachusetts office, production and storage spaces plus an equipment lease have expired and continue on a month-to-month tenant-at-will basis. Rent expense on these operating leases was $48,799 and $50,826 for the fiscal quarter ended September 30, 2023 and 2022, respectively.

5.	STOCK-BASED COMPENSATION

Stock Options

The following table summarizes stock-based compensation expense for the three months ended September 30, 2023 and 2022. The share amounts and prices shown below reflect adjustment for a 1-for-3 reverse stock split that took effect after the close of business on November 1, 2022.

	Three Months Ended September 30,
	2023	2022
Cost of Goods Sold	$22,625	$6,298
Research and Development Expenses	–	30,756
Selling, General and Administrative Expenses	86,121	37,936
	$108,746	$74,990

No compensation has been capitalized because such amounts would have been immaterial.

The following tables summarize stock option activity for the three months ended September 30, 2023:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Life
Outstanding at June 30, 2023	1,127,140	$4.54	6.88 years
Exercised, Granted and Cancelled	(4,000)	5.93	–
Outstanding at September 30, 2023	1,023,140	$4.49	6.31 years

Information related to the stock options outstanding as of September 30, 2023 is as follows:

The aggregate intrinsic value of the Company’s in-the-money outstanding and exercisable options as of September 30, 2023 was $1,810,767 and $1,810,242, respectively.

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

The Company disaggregates revenues by product and service types as it believes it best depicts how the nature, amount, timing and uncertainty of revenues and cash flows are affected by economic factors. Revenues are comprised of the following for the three months ended September 30, 2023 and 2022:

	Three Months Ended September 30,
	2023	2022
Engineering Design Services	$1,900,999	$1,642,967
Optical Components	1,903,311	2,652,681
Medical Device Products & Assemblies	516,945	789,653
	$4,321,255	$5,085,301

Contract Assets and Liabilities

The nature of the Company’s products and services does not generally give rise to contract assets as it typically does not incur costs to fulfill a contract before a product or service is provided to a customer. The Company’s costs to obtain contracts are typically in the form of sales commissions paid to employees. The Company has elected to expense sales commissions associated with obtaining a contract as incurred as the amortization period is generally less than one year. These costs have been recorded in selling, general and administrative expenses. As of September 30, 2023, there were no contract assets recorded in the Company’s Consolidated Balance Sheets.

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

Contract liabilities, which were recorded as customer advances in the Company’s Consolidated Balance Sheets, and unearned revenue are comprised of the following:

	Three Months Ended September 30,
	2023	2022
Contract liabilities, beginning of period	$1,174,690	$905,113
Unearned revenue received from customers	433,119	455,613
Revenue recognized	(182,826)	(327,835)
Contract liabilities, end of period	$1,424,983	$1,032,891

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and notes to those statements included elsewhere in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2023 and with our audited consolidated financial statements for the year ended June 30, 2023 included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on September 28, 2023.

This Quarterly Report on Form 10-Q contains forward-looking statements. When used in this report, the words anticipate, suggest, estimate, plan, project, continue, ongoing, potential, expect, predict, believe, intend, may, will, should, could, would and similar expressions are intended to identify forward-looking statements. You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including the risks described in this report, the risks described in our Annual Report on Form 10-K for the year ended June 30, 2023 and other reports we file with the Securities and Exchange Commission. Although we believe the expectations reflected in the forward-looking statements are reasonable, they relate only to events as of the date on which the statements are made. We do not intend to update any of the forward-looking statements after the date of this report to conform these statements to actual results or to changes in our expectations, except as required by law.

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

Effective October 1, 2021 we acquired the operating assets of Lighthouse Imaging, LLC of Windham, Maine. Our Lighthouse Imaging division supplements our operations as a manufacturer of advanced optical imaging systems and accessories and has provided further expertise in electrical engineering and development of end-to-end medical visualization devices. Product development competencies at Lighthouse Imaging include Systems, Optical, Mechanical, Electrical and Process Development Engineering. Since the purchase we have integrated these acquired engineering and operational capabilities to provide an expanded, unified offering to our customers. Our product development team has extensive experience developing visualization systems that are used in a variety of clinical applications. Lighthouse Imaging is an industry leader in chip-on-tip visualization systems.

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

The markets for our products have increasingly been driven by the demand for smaller and more enhanced imaging systems by the needs of the surgical community, including applications for the brain, eye, wear, urology, cardiology/angiography and the spine. We market directly to established medical device companies primarily in the United States that we believe could benefit from our advanced endoscopy visualization systems. Through this direct marketing, referrals, attendance at trade shows and a presence in online professional association websites, we have expanded our on-going pipeline of projects to significant medical device companies as well as well-funded emerging technology companies. We expect our customer pipeline to continue to expand as development projects transition to production orders and new customer projects enter the development phase. Our Ross Optical division markets through existing customers and trade shows, in addition to proactive online marketing strategies executed primarily through its website.

We produce micro-precision optics, which are millimeter sized and smaller cameras with low manufacturing costs. The small size provides visualization for new procedures in new parts of the body and for existing procedures that are currently performed blind or with sub-optimal imaging, facilitating the development of new surgical procedures that are currently impractical. We use patented and patent-pending approaches to fabricating opto-mechanical and opto-electronic systems. We have developed and helped commercialize applications for numerous customers in the medical device and defense/aerospace industries.

We believe that our future success depends to a large degree on our ability to develop new optical products and services to enhance the performance characteristics and methods of manufacture of existing products. Competition amongst medical device companies is increasing with multiple companies now pursuing less expensive, procedure specific robotic systems. We expect to continue to seek and obtain product-related design and development contracts with customers and to selectively invest our own funds on research and development, particularly in the areas of MicroprecisionTM optics, micro medical cameras, illumination, single-use endoscopes, and 3D endoscopes. We are one of only a handful of companies in the world to design and provide 3D endoscopes. By designing systems with low manufacturing costs, we have also begun to penetrate the single-use endoscope market. Single-use endoscopes virtually eliminate the potential for patient cross-contamination and support a number of additional operational benefits for hospitals and surgeons. We estimate this segment of the overall minimally invasive surgical market is growing at two to three times the rate of the overall market.

Current sales and marketing activities are intended to broaden awareness of the benefits of our new technology platforms and our successful application of these new technologies to medical device projects requiring surgery-grade visualization from sub-millimeter sized devices and 3D endoscopy, including single-use products and assemblies.

We are registered to the ISO 9001:2015 and ISO 13485:2016 Quality Standards and comply with the FDA Good Manufacturing Practices.

Our websites are www.poci.com, www.rossoptical.com, and www.lighthouseoptics.com. The information contained on our websites does not constitute part of this report.

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

There have been no significant changes in our critical accounting policies as disclosed in the Notes to our Financial Statements contained in our Annual Report on Form 10-K for the year ended June 30, 2023 filed with the Securities and Exchange Commission on September 28, 2023.

Results of Operations

Total revenues for the quarter ended September 30, 2023 were $4,321,255, as compared to $5,085,301 for the same period in the prior year, a decrease of $764,046, or 15.0%. During the three months ended September 30, 2023, approximately 44% our business was from engineering services primarily relating to the design of medical device optical assemblies, 44% from the sale of both internally manufactured and purchased optical components, and 12% from the manufacture of optical assemblies and sub-assemblies primarily for medical device instrument. During the three months ended September 30, 2022, approximately 32% our business was from engineering services primarily relating to the design of medical device optical assemblies, 52% from the sale of both internally manufactured and purchased optical components, and 16% from the manufacture of optical assemblies and sub-assemblies primarily for medical device instrument applications.

During the quarter ended September 30, 2023, compared to the same period in the prior year, optical component revenue decreased approximately $749,000, assembly production revenues decreased $273,000, while engineering revenue increased approximately $258,000 to $1,901,000 from $1,643,000. We believe the decreases in optical components were largely driven by lower order volumes as customers sought to rebalance their inventories, which had previously grown beyond sustainable levels due to increased ordering in response to concerns about supply chain disruptions. The decreases in medical device products and assemblies was attributable to timing differences between the exit of certain mature customer programs, reorders for ongoing products and the introduction of new customer programs, primarily in the areas of medical endoscopes, including single-use devices and new defense / aerospace commitments. Revenue increases in the engineering category were driven by efforts to complete design engagements on these very same products in preparation for commercial production later in our fiscal year.

Gross profit for the quarter ended September 30, 2023 of $1,463,611 reflected a decrease of $175,830, or 10.7%, as compared to gross profit for the same period in the prior year and was primarily driven by the decrease in revenue discussed above. Gross profit, as a percentage of revenues for the quarter ended September 30, 2023, was 33.9% as compared to gross profit, as a percentage of revenues for the same period in the prior year, of 32.2%, due in part to improved utilization of our engineering resources. Gross profit and the gross profit percentage for any given fiscal period depend on many factors, including overall sales volume, facility utilization, product sales mix, the nature and costs of engineering services, design challenges and changes, production start-up costs, customer-imposed project changes or delays, and the effects of COVID-19 pandemic policy decisions on various economies and our suppliers and customers.

Research and development expenses were $212,758, or 4.9% of revenue for the quarter ended September 30, 2023, as compared to $245,477, or 4.8% of revenue for the same period in the prior year, a decrease of $32,719, or 13.3%.

Selling, general and administrative expenses were $1,656,146 for the quarter ended September 30, 2023, compared to $1,495,766 for the same period in the prior year, an increase of $160,380 or 8.2%. The increase in selling, general and administrative expenses in the three months ended September 30, 2023 was primarily due to increased marketing-related expenses, increased personnel costs and increased professional fees associated with public company expenses.

Liquidity and Capital Resources

During the quarter ended September 30, 2023, cash on hand funded increases in accounts receivable of $625,719, offset by increased customer advances of $250,293, increases in inventory of $194,995, increases in prepaid expenses of $112,120, and a net decrease in accounts payable, accrued expenses and other of $390,720. During the quarter ended September 30, 2023 we also made payments of $138,876 on our term notes and capital leases. These items, in addition to the impact of the quarterly net loss, net of depreciation, amortization, stock-based compensation and other non-cash items, resulted in a decrease of $1,555,383 in our cash and cash equivalents at September 30 2023 from $2,925,852 at June 30, 2023 to $1,370,769 at September 30, 2023.

In October 2021 we entered a $2,600,000 term loan with a commercial bank. In June 2023 we added a second term loan in the amount of $750,000. We secured a $250,000 line of credit from the same bank in October 2021 for working capital needs, which was increased to $500,000 in May 2022 and to $1,250,000 in June 2023. On June 20, 2023, we also raised $2,288,000, net of expenses, through a private placement of 420,000 shares of our common stock.

There were no borrowings outstanding on the line of credit on September 30, 2023 and full availability in the amount of $1,250,000.

Capital equipment expenditures and additional patent costs during the quarter ended September 30, 2023 and the same period in the prior year were $43,517 and $29,174, respectively.

Contractual cash commitments for the fiscal periods subsequent to September 30, 2023, are summarized as follows:

	Fiscal 2024	Thereafter	Total
Capital lease for equipment, including interest	$36,464	$71,923	$108,387
Minimum operating lease payments	$136,989	$195,252	$332,241

We have contractual cash commitments related to open purchase orders as of September 30, 2023 of approximately $2,060,000.

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

Item 4. Controls and Procedures.

Management’s Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and our Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures, including internal control over financial reporting, were effective as of September 30, 2023, to ensure the information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended (i) is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are intended to be designed to provide reasonable assurance that such information is accumulated and communicated to our management. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of September 30, 2023.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

(a) Not applicable.

(b) Information about the Company’s process for considering director nominations and recommendations by shareholders appears in the Company’s proxy statement for its upcoming Annual Meeting of Shareholders on December 1, 2023, under the heading “Director Nominations.” A copy of that proxy statement was filed with the Securities and Exchange Commission on October 10, 2023. The Company recently confirmed that its policy is for the Board to seek recommendations from the independent directors as to each person considered for nomination or election as a director. In all other respects, the Company’s current practices on director nominations are identical with its prior practices.

(c) During the period covered by this Quarterly Report on Form 10-Q, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

Exhibit	Description

3.1	Restated Articles of Organization of Precision Optics Corporation, Inc.(included as Exhibit 3.1 to the Form 10-K filed September 28, 2023, and incorporated herein by reference).

3.2	Amended and Restated Bylaws of Precision Optics Corporation, Inc. effective May 13, 2022 (included as exhibit 3.5 to the Form 10-Q filed May 16, 2022, and incorporated herein by reference).
31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed Herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRECISION OPTICS CORPORATION, INC.

Date: November 14, 2023	By:	/s/ Joseph N. Forkey
Joseph N. Forkey
Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2023	By:	/s/ Wayne M. Coll
Wayne M. Coll
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

