Form 10-Q
period 2023-12-31
PRECISION OPTICS CORPORATION, INC.
filed 2024-02-14
CIK 867840

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2023

or

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

The number of shares outstanding of the issuer’s common stock, par value $0.01 per share, at February 9, 2024 was 6,068,518 shares.

PRECISION OPTICS CORPORATION, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	December 31,	June 30,
	2023	2023
ASSETS
Current Assets:
Cash and cash equivalents	$987,044	$2,925,852
Accounts receivable, net of allowance for doubtful accounts of $731,256 at December 31, 2023 and $606,715 at June 30, 2023	3,511,544	3,907,407
Inventories	3,099,986	2,776,216
Prepaid expenses	234,121	249,681
Total current assets	7,832,695	9,859,156

Fixed Assets:
Machinery and equipment	3,253,746	3,227,481
Leasehold improvements	832,305	825,752
Furniture and fixtures	362,287	242,865
	4,448,338	4,296,098
Less—Accumulated depreciation and amortization	3,966,839	3,862,578
Net fixed assets	481,499	433,520

Operating lease right-to-use asset	275,329	358,437
Patents, net	283,643	265,111
Goodwill	8,824,210	8,824,210

TOTAL ASSETS	$17,697,376	$19,740,434

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of capital lease obligation	$44,519	$43,209
Current maturities of long-term debt	513,259	513,259
Accounts payable	1,675,742	2,432,264
Customer advances	1,158,242	1,174,690
Accrued compensation and other	747,793	927,521
Operating lease liability	173,503	168,677
Total current liabilities	4,313,058	5,259,620

Capital lease obligation, net of current portion	45,890	68,482
Long-term debt, net of current maturities and debt issuance costs	1,919,350	2,175,980
Operating lease liability, net of current portion	101,826	189,760

Stockholders’ Equity:
Common stock, $0.01 par value: 50,000,000 shares authorized; issued and outstanding – 6,067,518 shares at December 31, 2023 and 6,066,518 at June 30, 2023	60,675	60,665
Additional paid-in capital	60,718,801	60,224,934
Accumulated deficit	(49,462,224)	(48,239,007)
Total stockholders’ equity	11,317,252	12,046,592

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$17,697,376	$19,740,434

The accompanying notes are an integral part of these consolidated interim financial statements.

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE SIX MONTHS ENDED

DECEMBER 31, 2023 AND 2022

(UNAUDITED)

	Three Months Ended December 31,		Six Months Ended December 31,
	2023	2022	2023	2022
Revenues	$4,824,289	$5,886,961	$9,145,544	$10,972,262

Cost of Goods Sold	3,373,313	3,287,489	6,230,957	6,733,349
Gross Profit	1,450,976	2,599,472	2,914,587	4,238,913

Research and Development Expenses	221,728	155,264	434,486	365,891

Selling, General and Administrative Expenses	1,933,410	1,873,143	3,589,556	3,403,759
				–
Total Operating Expenses	2,155,138	2,028,407	4,024,042	3,769,650

Operating Income (Loss)	(704,162)	571,065	(1,109,455)	469,263

Interest Expense	(54,640)	(62,397)	(113,762)	(119,319)

Net Income (Loss)	$(758,802)	$508,668	$(1,223,217)	$349,944

Income (Loss) Per Share:
Basic	$(0.13)	$0.09	$(0.20)	$0.06
Fully Diluted	$(0.13)	$0.09	$(0.20)	$0.06

Weighted Average Common Shares Outstanding:
Basic	6,066,572	5,638,302	6,066,545	5,638,302
Fully Diluted	6,066,572	5,935,911	6,066,545	5,937,471

The accompanying notes are an integral part of these consolidated interim financial statements.

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED

DECEMBER 31, 2023 AND 2022

(UNAUDITED)

	Six Month Period Ended December 31, 2023
	Number of Shares	Common Stock	Additional Paid-in Capital	Common Stock Subscribed	Accumulated Deficit	Total Stockholders’ Equity
Balance, July 1, 2023	6,066,518	$60,665	$60,224,934	$–	$(48,239,007)	$12,046,592
Stock-based compensation	–	–	108,746	–	–	108,746
Net loss	–	–	–	–	(464,415)	(464,415)
Balance, September 30, 2023	6,066,518	60,665	60,333,680	–	(48,703,422)	11,690,923
Stock-based compensation	–	–	382,431	–	–	382,431
Proceeds from the exercise of stock options	1,000	10	2,690	–	–	2,700
Net loss	–	–	–	–	(758,802)	(758,802)
Balance, December 31, 2023	6,067,518	$60,675	$60,718,801	$–	$(49,462,224)	$11,317,252

	Six Month Period Ended December 31, 2022
	Number of Shares	Common Stock	Additional Paid-in Capital	Common Stock Subscribed	Accumulated Deficit	Total Stockholders’ Equity
Balance, July 1, 2022	5,683,302	$56,834	$57,009,506	$–	$(48,094,394)	$8,971,946
Stock-based compensation	–	–	74,990	–	–	74,990
Net loss	–	–	–	–	(158,724)	(158,724)
Balance, September 30, 2022	5,683,302	56,834	$57,084,496	–	(48,253,118)	8,888,212
Stock-based compensation	–	–	244,786	–	–	244,786
Net income	–	–	–	–	508,668	508,668
Balance, December 31, 2022	5,683,302	$56,834	$57,329,282	$–	$(47,744,450)	$9,641,666

The accompanying notes are an integral part of these consolidated interim financial statements.

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED

DECEMBER 31, 2023 AND 2022

(UNAUDITED)

	Six Months Ended December 31,
	2023	2022
Cash Flows from Operating Activities:
Net Income (Loss)	$(1,223,217)	$349,944
Adjustments to reconcile net loss to net cash used in by operating activities -
Depreciation and amortization	104,261	104,750
Stock-based compensation expense	491,177	319,776
Non-cash interest expense	8,752	16,966
Changes in operating assets and liabilities -
Accounts receivable, net	395,863	(1,368,650)
Inventories, net	(323,770)	232,963
Prepaid expenses	15,560	271
Accounts payable	(756,522)	216,060
Customer advances	(16,448)	(110,132)
Accrued compensation and other	(188,480)	255,162
Net cash (used in) provided by operating activities	(1,492,824)	17,110

Cash Flows from Investing Activities:
Purchases of fixed assets	(152,240)	(13,583)
Additional patent costs	(18,532)	(24,054)
Net cash used in investing activities	(170,772)	(37,637)

Cash Flows from Financing Activities:
Payments of capital lease obligations	(21,282)	(20,049)
Payments of long-term debt	(256,630)	(183,855)
Gross proceeds from the exercise of stock options	2,700	–
Net cash used in financing activities	(275,212)	(203,904)

Net (decrease) increase in cash and cash equivalents	(1,938,808)	(224,431)
Cash and cash equivalents, beginning of period	2,925,852	605,749

Cash and cash equivalents, end of period	$987,044	$381,318

The accompanying notes are an integral part of these consolidated interim financial statements.

PRECISION OPTICS CORPORATION, INC.

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Operations

The accompanying consolidated financial statements include the accounts of Precision Optics Corporation, Inc. and its wholly-owned subsidiaries (the “Company”). All significant intercompany accounts and transactions have been eliminated in consolidation.

These consolidated financial statements have been prepared by the Company, without audit, and reflect normal recurring adjustments which, in the opinion of management, are necessary for a fair statement of the results of the first six months of the Company’s fiscal year 2024. These consolidated financial statements do not include all disclosures associated with annual consolidated financial statements and, accordingly, should be read in conjunction with footnotes contained in the Company’s consolidated financial statements for the year ended June 30, 2023, together with the Report of Independent Registered Public Accounting Firm filed under cover of the Company’s 2023 Annual Report on Form 10-K, filed with the Securities and Exchange Commission on September 28, 2023.

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

Income (Loss) Per Share

Basic income (loss) per share is computed by dividing net income or net loss by the weighted average number of shares of common stock outstanding during the period. Diluted income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period, plus the number of potentially dilutive securities outstanding during the period such as stock options. For the three months and six months ended December 31, 2023, potentially dilutive securities outstanding have been excluded from the computations of weighted-average shares outstanding because such securities have an antidilutive impact due to the net loss reported during those periods. The number of shares issuable upon the exercise of outstanding stock options that were excluded from the computation of fully dilutive weighted average shares outstanding was approximately 1,256,141 for the three and six months ended December 31, 2023.

The following is the calculation of income (loss) per share for the three months and six months ended December 31, 2023 and 2022:

	Three Months Ended December 31,		Six Months Ended December 31,
	2023	2022	2023	2022
Net Income (Loss) Basic and Fully Diluted	$(758,802)	$508,668	$(1,223,217)	$349,944

Weighted Average Shares Outstanding
Basic	6,066,572	5,638,302	6,066,545	5,638,302
Fully Diluted	6,066,572	5,935,911	6,066,545	5,937,471

Income (Loss) Per Share – Basic	$(0.13)	$0.09	$(0.20)	$0.06
Income (Loss) Per Share - Fully Diluted	$(0.13)	$0.09	$(0.20)	$0.06

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

Goodwill and Patents

Long-lived assets such as goodwill and patents are capitalized when acquired and reviewed for impairment whenever events or changes in circumstances indicate that the book value of the asset may not be recoverable. Impairment of the carrying value of long-lived assets such as goodwill and patents would be indicated if the best estimate of future undiscounted cash flows expected to be generated by the asset grouping is less than its carrying value. If an impairment is indicated, any loss is measured as the difference between estimated fair value and carrying value and is recognized in operating income or loss. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. No such impairments of goodwill or patents have been estimated by management as of December 31, 2023.

2.	INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out) or market and consisted of the following:

	December 31, 2023	June 30, 2023
Raw Materials	$1,532,752	$1,142,816
Work-In-Progress	483,960	322,538
Finished Goods	1,083,274	1,310,862
Total Inventories	$3,099,986	$2,776,216

3.	BANK FINANCING ACTIVITIES

Bank Line of Credit

On October 4, 2021, the Company entered into a Loan Agreement with Main Street Bank of Marlborough, Massachusetts, which provided for a $2,600,000 Term Loan and a $250,000 Revolving Line of Credit Loan Facility (the “Revolver”), which was increased to $500,000 effective May 17, 2022 and $1,250,000 effective June 2, 2023. Borrowings under the Revolver are limited by the borrowing base comprised of a percentage of accounts receivable and inventory and secured by all assets of the Company. Borrowings under the Revolver will bear interest payable monthly at the prime lending rate plus 1.5% per annum and shall not be less than 4.75% per annum. Borrowings under the Revolver are due upon demand. At December 31, 2023 the Revolver was unutilized and fully available to the Company.

Long-Term Debt

Long-term debt consists of the following at December 31, 2023:

Amount
Term Loan Note payable to Main Street Bank with monthly principal payments of $30,952.38 plus interest at a fixed rate of 7.0% per annum. Secured by all assets of the Company, and subject to certain periodic reporting to the bank and other conditions including an annual minimum EBITDA plus stock-based compensation to debt service coverage ratio of 1.20:1 commencing with the fiscal year ending June 30, 2023. The Term Loan Note matures on October 15, 2028.	$1,795,238

Permanent Working Capital Loan payable to Main Street Bank with monthly principal payments of $12,500 plus interest at a fixed rate of 8.625% per annum. Secured by all assets of the Company, and subject to certain periodic reporting to the bank and other conditions including an annual minimum EBITDA plus stock-based compensation to debt service coverage ratio of 1.20:1 commencing with the fiscal year ending June 30, 2023. The Permanent Working Capital Loan matures on June 15, 2028.	675,000

Less current maturities	(513,259)
Less debt issuance costs, net of accumulated amortization of $10,275	(37,629)
Long-term debt, net of current maturities and debt issuance costs	$1,919,350

At December 31, 2023 principal payments due on the Term Loan Note payable are as follows:

Fiscal Year Ending June 30:
2024	$256,630
2025	513,259
2026	513,259
2027	513,259
2028	513,259
Thereafter	160,573
$2,470,238

4.	LEASE OBLIGATIONS

In March 2021 the Company entered into a five-year capital lease in the amount of $161,977 for manufacturing equipment. In January 2020, the Company entered into a five-year capital lease for $47,750 for manufacturing equipment. The net book value of fixed assets under capital lease obligations as of December 31, 2023 is $83,535.

On July 1, 2019, the Company entered into a three-year operating lease for its facility in El Paso, Texas, and in February 2022 the Company entered into an extension of the lease for an additional three years through June 2025. Remaining minimum lease payments at December 31, 2023 total $66,087. Total rent expense including base rent and common area expenses was $36,288 and $35,589 during the six months ended December 31, 2023 and 2022, respectively. On October 4, 2021, the Company assumed the remaining term of the Windham, Maine lease as part of the Lighthouse acquisition. The lease expires on July 31, 2025. Remaining minimum lease payments on December 31, 2023 total $209,242. Total rent expense including base rent and common area expenses was $68,864 and 70,034 during the six months ended December 31, 2023 and 2022, respectively. Included in the accompanying balance sheet at December 31, 2023 is a right-of-use asset of $275,329 and current and long-term right-of-use operating lease liabilities of $173,503 and $101,826, respectively.

At December 31, 2023 future minimum lease payments under the capital lease and operating lease obligations are as follows:

Fiscal Year Ending June 30:	Capital Leases	Operating Lease
2024	$24,309	$85,330
2025	43,918	178,569
2026	28,028	11,430
2027	–	–
Total Minimum Payments	96,255	$275,329
Less: amount representing interest	5,846
Present value of minimum lease payments	90,409
Less: current portion	44,519
Lease Obligation, net of current portion	$45,890

The Company’s operating leases for its Gardner, Massachusetts office, production and storage spaces plus an equipment lease have expired and continue on a month-to-month tenant-at-will basis. Rent expense on these operating leases was $97,581 and $95,511 for the six months ended December 31, 2023 and 2022, respectively.

5.	STOCK-BASED COMPENSATION

Stock Options

The following table summarizes stock-based compensation expense for the three months ended December 31, 2023 and 2022. The share amounts and prices shown below reflect adjustment for a 1-for-3 reverse stock split that took effect after the close of business on November 1, 2022.

The following table summarizes stock-based compensation expense for the three and six months ended December 31, 2022 and 2021:

	Three Months Ended December 31,		Six Months Ended December 31,
	2023	2022	2023	2022
Cost of Goods Sold	$21,876	$9,556	$44,502	$15,854
Research and Development	–	50,302	–	81,058
Selling, General and Administrative	360,555	184,928	446,675	222,864
Stock Based Compensation Expense	$382,431	$244,786	$491,177	$319,776

No compensation has been capitalized because such amounts would have been immaterial.

The following tables summarize stock option activity for the three months ended December 31, 2023:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Life
Outstanding at June 30, 2023	1,127,140	$4.54	6.88 years
Granted	135,000	5.95	–
Exercised	(1,000)	2.70	–
Cancelled, forfeited, or expired	(4,999)	6.00
Outstanding at December 31, 2023	1,256,141	$4.65	6.98 years

Information related to the stock options outstanding as of December 31, 2023 is as follows:

The aggregate intrinsic value of the Company’s in-the-money outstanding and exercisable options as of December 31, 2023 was $1,874,731 and $1,872,040, respectively.

6.	REVENUE RECOGNITION

The Company determines revenue recognition for arrangements that we determine are within the scope of Accounting Standards Codification Topic 606, “Revenue from Contracts with Customers,” or ASC 606, by performing the following five steps: (i) identify the contract with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when, or as, we satisfy the performance obligations. At contract inception, once the contract is determined to be within the scope of ASC 606, we assess the goods or services promised within the contract and determine those that are performance obligations and assess whether each promised good or service is distinct based on the contract.

The Company disaggregates revenues by product and service types as it believes best depicts how the nature, amount, timing and uncertainty of revenues and cash flows are affected by economic factors. Revenues are comprised of the following for the three and six months ended December 31, 2023 and 2022:

	Three Months Ended December 31,		Six Months Ended December 31,
	2023	2022	2023	2022
Engineering Design Services	$2,265,217	$1,701,611	$4,166,216	$3,344,578
Optical Components	1,979,875	2,580,140	3,883,186	5,232,821
Medical Device Products and Assemblies	579,197	1,005,210	1,096,142	1,794,863
Technology Rights	–	600,000	–	600,000
Total Revenues	$4,824,289	$5,886,961	$9,145,544	$10,972,262

Other selling costs to obtain and fulfill contracts are expensed as incurred due to the short-term nature of a majority of contracts. The Company extends terms of payment to its customers based on commercially reasonable terms for the markets of its customers, while also considering their credit quality. Shipping and handling costs charged to customers are included in revenue.

Revenue recognition policies for each of the four product and service types appear below.

Engineering Design Services

The Company enters into contractual agreements with our customers, including design services agreements, statements of work and receive purchase orders for development projects. These agreements provide costs on an estimated basis for the services we have agreed to provide. Engineering Design Services are rendered on a time and materials basis. The Company recognizes revenue as customers are invoiced for the actual engineering services provided in the period. Revenue is also recognized on materials purchased for development projects at the time of receipt. Engineering Design Services are provided on a best-efforts basis; no warranty is provided as there is no guarantee that the work will result in the attainment of the customer’s project objectives. The Company may obtain customer deposits in advance of rendering engineering design services. Customer deposits are treated as contractual liabilities until the terms of customer agreements are satisfied and are not a component of revenue.

Optical Components, Finished Products and Assemblies

The Company provides fixed price quotations to our customers and requires purchase orders for all purchased optical components, medical devices and assemblies. Revenue is recognized at the time title passes to our customer based on our review of the customer contract, generally at the time of shipment from our facilities. Occasionally the Company may enter into “bill and hold” contractual arrangements where title is held by our customers while goods are stored at our facilities for their convenience.

Technology Rights and Royalties

The Company may recognize revenue for the sale of technology rights and through the receipt of royalties obtained under a license of our intellectual property. These revenues are recognized in the period in which, in our judgment, they are earned and no longer contingent under the terms and conditions of the relevant customer contract.

Contract Assets and Liabilities

The nature of the Company’s products and services does not generally give rise to contract assets as it typically does not incur costs to fulfill a contract before a product or service is provided to a customer. The Company’s costs to obtain contracts are typically in the form of sales commissions paid to employees. The Company has elected to expense sales commissions associated with obtaining a contract as incurred as the amortization period is generally less than one year. These costs have been recorded in selling, general and administrative expenses. As of December 31, 2023, there were no contract assets recorded in the Company’s Consolidated Balance Sheets.

The Company’s contract liabilities arise from unearned revenue received from customers at inception of contracts or where the timing of billing for services precedes satisfaction of our performance obligations. The Company generally satisfies performance obligations within one year from the contract’s inception date.

Contract liabilities, which were recorded as customer advances in the Company’s Consolidated Balance Sheets, and unearned revenue are comprised of the following:

	Three Months Ended December 31,		Six Months Ended December 31,
	2023	2022	2023	2022
Contract liabilities, beginning of period	$1,424,983	$1,032,891	$1,174,690	$905,113
Unearned revenue received from customers	272,572	441,493	705,691	897,106
Revenue recognized	(539,313)	(679,403)	(722,139)	(1,007,238)
Contract liabilities, end of period	$1,158,242	$794,981	$1,158,242	$794,981

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and notes to those statements included elsewhere in this Quarterly Report on Form 10-Q for the quarter ended December 31, 2023 and with our audited consolidated financial statements for the year ended June 30, 2023 included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on September 28, 2023.

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

The markets for our products have increasingly been driven by the demand for smaller and more enhanced imaging systems by the needs of the surgical community, including applications for the brain, eye, ear, urology, cardiology/angiography and the spine. We market directly to established medical device companies primarily in the United States that we believe could benefit from our advanced endoscopy visualization systems. Through this direct marketing, referrals, attendance at trade shows and a presence in online professional association websites, we have expanded our on-going pipeline of projects to significant medical device companies as well as well-funded emerging technology companies. We expect our customer pipeline to continue to expand as development projects transition to production orders and new customer projects enter the development phase. Our Ross Optical division markets through existing customers and trade shows, in addition to proactive online marketing strategies executed primarily through its website.

We produce micro-precision optics, which are nominally millimeter sized and smaller cameras with low manufacturing costs. The small size provides visualization for new procedures in new parts of the body and for existing procedures that are currently performed blind or with sub-optimal imaging, facilitating the development of new surgical procedures that are currently impractical. We use patented and patent-pending approaches to fabricating opto-mechanical and opto-electronic systems. We have developed and helped commercialize applications for numerous customers in the medical device and defense/aerospace industries.

We believe that our future success depends to a large degree on our ability to develop new optical products and services to enhance the performance characteristics and methods of manufacture or existing products. Competition amongst medical device companies is increasing with multiple companies now pursuing less expensive, procedure specific robotic systems. We expect to continue to seek and obtain product-related design and development contracts with customers and to selectively invest our own funds on research and development, particularly in the areas of Microprecision™ optics, micro medical cameras, illumination, single-use endoscopes, and 3D endoscopes. We are one of only a handful of companies in the world to design and provide high-quality 3D endoscopes. By designing systems with low manufacturing costs, we have also begun to penetrate the single-use endoscope market. Single-use endoscopes virtually eliminate the potential for patient cross-contamination and support a number of additional operational benefits for hospitals and surgeons. We estimate this segment of the overall minimally invasive surgical market is growing at two to three times the rate of the overall market.

Current sales and marketing activities are intended to broaden awareness of the benefits of our new technology platforms and our successful application of these new technologies to medical device projects requiring surgical-grade visualization from millimeter sized devices and 3D endoscopy, including single-use products and assemblies.

We are registered to the ISO 9001:2015 and ISO 13485:2016 Quality Standards and comply with the FDA Good Manufacturing Practices.

Our websites are www.poci.com, www.rossoptical.com, and www.lighthouseoptics.com. The information contained on our websites does not constitute part of this report.

General

This management’s discussion and analysis of financial condition and results of operations is based upon our unaudited consolidated financial statements, which have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions and any such differences may be material.

There have been no significant changes in our critical accounting policies as disclosed in the Notes to our Financial Statements contained in our Annual Report on Form 10-K for the year ended June 30, 2023 filed with the Securities and Exchange Commission on September 28, 2023.

Results of Operations

Revenue

	Three Months
	Ended December 31,
	2023	Percent of Sales	2022	Percent of Sales	Increase (Decrease)	Percent Change
Engineering Design Services	2,265,217	47.0	1,701,611	28.9	563,606	33.1
Optical Components	1,979,875	41.0	2,580,140	43.8	(600,265)	(23.3)
Finished Products and Assemblies	579,197	12.0	1,005,210	17.1	(426,013)	(42.4)
Technology Rights	–	–	600,000	10.2	(600,000)	(100.0)
Total Revenues	4,824,289	100.0	5,886,961	100.0	(1,062,672)	(18.1)

	Six Months
	Ended December 31,
	2023	Percent of Sales	2022	Percent of Sales	Increase (Decrease)	Percent Change
Engineering Design Services	4,166,216	45.6	3,344,578	30.5	821,638	24.6
Optical Components	3,883,186	42.4	5,232,821	47.7	(1,349,635)	(25.8)
Finished Products and Assemblies	1,096,142	12.0	1,794,863	16.4	(698,721)	(38.9)
Technology Rights	–	–	600,000	5.4	(600,000)	(100.0)
Total Revenues	9,145,544	100.0	10,972,262	100.0	(1,826,718)	(16.6)

Total revenues for the quarter ended December 31, 2023 were $4,824,289, as compared to $5,886,961 for the same period in the prior year, and for the six months ended December 31, 2023 was $9,145,544 as compared to $10,972,262 for the same period in the prior year, a decrease of $1,826,718, or 16.6%. A decrease of $600,000 in both periods was attributable to the sale of one-time technology rights recognized in the prior year.

Revenue from Engineering Design Services increased 33.1% and 24.6% during the three- and six-month periods ending December 31, 2023 from the same periods in the year ending December 31, 2022. Revenue increases in the engineering category resulted from increasing demand for services and expansion of engineering capacity. Engineering sales were driven by customer design engagements that will be transitioning into the later manufacture of new Finished Products and Assemblies.

Revenue from Optical Components decreased 23.3% and 25.8% during the three- and six-month periods ending December 31, 2023 from the same periods in the year ending December 31, 2022 due in part to reduced industry demand. We believe the decreases in optical components were largely driven by lower order volumes as customers sought to rebalance their inventories, which had previously grown beyond sustainable levels due to increased ordering in response to concerns about supply chain disruptions.

Revenue from Finished Products and Assemblies decreased 42.4% and 38.9% during the three- and six-month periods ending December 31, 2023 from the same periods in the year ending December 31, 2022. The decreases in Finished Products and Assemblies was attributable to timing differences between the exit of certain mature customer programs and reorders for ongoing products and the introduction of new customer programs, primarily single-use medical devices and new defense / aerospace opportunities.

Gross Profit

Gross margin decreased to 30.1% during the three months ended December 30, 2023, compared to 44.2% for the three months ended December 31, 2022, and decreased to 31.9% during the six months ended December 31, 2023 compared to 38.6% during the six months ended December 31, 2022. Gross profit decreased to $1,450,976 during the three months ended December 31, 2023, compared to $2,599,472 for the three months ended December 31, 2022, and decreased to $2,914,587 during the six months ended December 31, 2023 compared to $4,238,913 during the six months ended December 31, 2022, primarily driven by changes in the product sales mix and the decreases in revenue discussed above. The $600,000 in Technology rights revenue in the prior year had a significant impact on gross margin as it had no cost of sales associated with it. Excluding that revenue from both sales and gross profit for comparison purposes, the gross margin would have been 37.8% and 35.1% for the three- and six-month periods ending December 31, 2022, respectively. In addition, we recorded an increase in our reserve for excess and obsolete inventory in the amount of $75,000.

Research & Development

R&D expenses increased $66,464 to $221,728 during the three months ended December 31, 2023, compared to $155,264 during the three months ended December 31, 2022, and increased $68,595 to $434,486 during the six months ended December 31, 2023, compared to $365,891 during the six months ended December 31, 2022. The increase in R&D expenses was primarily due to employee-related expenses to support product improvements and the development of new technologies.

Selling, General and Administrative Expenses

SG&A expenses increased $60,267 to $1,933,410 during the three months ended December 31, 2023, compared to $1,873,143 during the three months ended December 31, 2022, and increased $185,797, or 5.5%, to $3,589,556 during the six months ended December 31, 2023, compared to $3,403,759 during the six months ended December 31, 2022. The increase in SG&A was primarily due to increased personnel costs, increased travel-related expenses, increased stock-based compensation and increases in our reserve for doubtful accounts.

Liquidity and Capital Resources

During the six months ended December 31, 2023, cash on hand funded increases in inventory of $323,770 and a net decrease in accounts payable and accrued expenses of $945,002, partially offset by decreases in accounts receivable of $395,863. We also made payments of $277,912 on our term notes and capital leases. These items, in addition to the impact of the quarterly net loss, net of depreciation, amortization, stock-based compensation and other non-cash items, resulted in a decrease of $1,938,808 in our cash and cash equivalents at December 31 2023 from $2,925,852 at June 30, 2023 to $987,044 at December 31, 2023.

In October 2021 we entered a $2,600,000 term loan with a commercial bank. In June 2023 we added a second term loan in the amount of $750,000. We secured a $250,000 line of credit from the same bank in October 2021 for working capital needs, which was increased to $500,000 in May 2022 and to $1,250,000 in June 2023. There were no borrowings outstanding on the line of credit on December 31, 2023 and full availability in the amount of $1,250,000.

Capital equipment expenditures and additional patent costs during the six months ended December 31, 2023 and in the same period in the prior year were $170,772 and $37,637, respectively. The increase was primarily attributable to the implementation of a new computer system.

Contractual cash commitments for the fiscal periods subsequent to December 31, 2023, are summarized as follows:

	Fiscal 2024	Thereafter	Total
Capital lease for equipment, including interest	$24,309	$77,792	$102,101
Minimum operating lease payments	$91,326	$195,371	$286,697

We have contractual cash commitments related to open purchase orders as of December 31, 2023 of approximately $3,163,000.

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

Item 4. Controls and Procedures.

Management’s Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and our Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures, including internal control over financial reporting, were effective as of December 31, 2023, to ensure the information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended (i) is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are intended to be designed to provide reasonable assurance that such information is accumulated and communicated to our management. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2023.

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

Item 6. Exhibits.

Exhibit	Description

3.1	Restated Articles of Organization of Precision Optics Corporation, Inc. (included as Exhibit 3.1 to the Form 10-K filed September 28, 2023, and incorporated herein by reference).

3.2	Amended and Restated Bylaws of Precision Optics Corporation, Inc. effective May 13, 2022 (included as exhibit 3.5 to the Form 10-Q filed May 16, 2022, and incorporated herein by reference).
31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed Herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRECISION OPTICS CORPORATION, INC.

Date: February 14, 2024	By:	/s/ Joseph N. Forkey
Joseph N. Forkey
Chief Executive Officer (Principal Executive Officer)

Date: February 14, 2024	By:	/s/ Wayne M. Coll
Wayne M. Coll
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

