Form 10-Q
period 2024-03-31
PRECISION OPTICS CORPORATION, INC.
filed 2024-05-15
CIK 867840

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

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

The number of shares outstanding of the issuer’s common stock, par value $0.01 per share, at May 10, 2024 was 6,068,518 shares.

PRECISION OPTICS CORPORATION, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31,	June 30,
	2024	2023
ASSETS
Current Assets:
Cash and cash equivalents	$925,067	$2,925,852
Accounts receivable, net of allowance for doubtful accounts of $826,434 at March 31, 2024 and $606,715 at June 30, 2023	4,223,769	3,907,407
Inventories	3,032,221	2,776,216
Prepaid expenses	209,505	249,681
Total current assets	8,390,562	9,859,156

Fixed Assets:
Machinery and equipment	3,255,789	3,227,481
Leasehold improvements	810,913	788,194
Furniture and fixtures	256,681	248,917
Construction in progress	233,519	31,506
	4,556,902	4,296,098
Less—Accumulated depreciation and amortization	4,019,164	3,862,578
Net fixed assets	537,738	433,520

Operating lease right-to-use asset	232,930	358,437
Patents, net	286,385	265,111
Goodwill	8,824,210	8,824,210

TOTAL ASSETS	$18,271,825	$19,740,434

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Revolving line of credit	$400,000	$–
Current portion of capital lease obligation	43,301	43,209
Current maturities of long-term debt	513,259	513,259
Accounts payable	1,695,178	2,432,264
Customer advances	1,464,925	1,174,690
Accrued compensation and other	833,860	927,521
Operating lease liability	175,961	168,677
Total current liabilities	5,126,484	5,259,620

Capital lease obligation, net of current portion	36,226	68,482
Long-term debt, net of current maturities and debt issuance costs	1,791,035	2,175,980
Operating lease liability, net of current portion	56,969	189,760

Stockholders’ Equity:
Common stock, $0.01 par value: 50,000,000 shares authorized; issued and outstanding – 6,068,518 shares at March 31, 2024 and 6,066,518 at June 30, 2023	60,685	60,665
Additional paid-in capital	60,979,705	60,224,934
Accumulated deficit	(49,779,279)	(48,239,007)
Total stockholders’ equity	11,261,111	12,046,592

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$18,271,825	$19,740,434

The accompanying notes are an integral part of these consolidated interim financial statements.

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED

MARCH 31, 2024 AND 2023

(UNAUDITED)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2023	2024	2023
Revenues	$5,242,579	$5,048,065	$14,388,123	$16,020,327

Cost of Goods Sold	3,383,842	3,311,967	9,614,799	10,045,316
Gross Profit	1,858,737	1,736,098	4,773,324	5,975,011

Research and Development Expenses	192,773	206,375	627,259	660,518
Selling, General and Administrative Expenses	1,924,491	2,022,991	5,514,047	5,338,498
Total Operating Expenses	2,117,264	2,229,366	6,141,306	5,999,016

Operating Loss	(258,527)	(493,268)	(1,367,982)	(24,005)

Interest Expense	(58,528)	(48,124)	(172,290)	(167,443)
Gain on Revaluation of Contingent Liability	–	142,960	–	142,960

Net Loss	$(317,055)	$(398,432)	$(1,540,272)	$(48,488)

Loss Per Share:
Basic & Fully Diluted	$(0.05)	$(0.07)	$(0.25)	$(0.01)

Weighted Average Common Shares Outstanding:
Basic & Fully Diluted	6,068,419	5,640,473	6,067,165	5,639,015

The accompanying notes are an integral part of these consolidated interim financial statements.

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED

March 31, 2024 AND 2023

(UNAUDITED)

		Nine Month Period Ended March 31, 2024
	Number of Shares	Common Stock	Additional Paid-in Capital	Common Stock Subscribed	Accumulated Deficit	Total Stockholders’ Equity

Balance, July 1, 2023	6,066,518	$60,665	$60,224,934	$–	$(48,239,007)	$12,046,592
Stock-based compensation	–	–	108,746	–	–	108,746
Net loss	–	–	–	–	(464,415)	(464,415)
Balance, September 30, 2023	6,066,518	60,665	60,333,680	–	(48,703,422)	11,690,923
Stock-based compensation	–	–	382,431	–	–	382,431
Proceeds from the exercise of stock options	1,000	10	2,690	–	–	2,700
Net loss	–	–	–	–	(758,802)	(758,802)
Balance, December 31, 2023	6,067,518	60,675	60,718,801	–	(49,462,224)	11,317,252
Stock-based compensation	–	–	258,214	–	–	258,214
Proceeds from the exercise of stock options	1,000	10	2,690	–	–	2,700
Net loss	–	–	–	–	(317,055)	(317,055)
Balance, March 31, 2024	6,068,518	$60,685	$60,979,705	$–	$(49,779,279)	$11,261,111

		Nine Month Period Ended March 31, 2023
	Number of Shares	Common Stock	Additional Paid-in Capital	Common Stock Subscribed	Accumulated Deficit	Total Stockholders’ Equity

Balance, July 1, 2022	5,683,302	$56,383	$57,009,506	$–	$(48,094,394)	$8,971,945
Stock-based compensation	–	–	74,990	–		74,990
Net loss	–	–	–	–	(158,724)	(158,724)
Balance, September 30, 2022	5,683,302	56,383	57,084,496	–	(48,253,118)	8,887,761
Stock-based compensation	–	–	244,786	–	–	244,786
Net income	–	–	–	–	508,668	508,668
Balance, December 31, 2022	5,638,302	56,383	57,329,282	–	(47,744,450)	9,641,215
Stock-based compensation	–	–	450,014	–	–	450,014
Proceeds from the exercise of stock options	2,693	27	5,073	–	–	5,100
Net loss	–	–	–	–	(398,432)	(398,432)
Balance, March 31, 2023	5,640,995	$56,410	$57,784,369	$–	$(48,142,882)	$9,697,897

The accompanying notes are an integral part of these consolidated interim financial statements.

PRECISION OPTICS CORPORATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED

MARCH 31, 2024 AND 2023

(UNAUDITED)

	Nine Months Ended March 31,
	2024	2023
Cash Flows from Operating Activities:
Net Loss	$(1,540,272)	$(48,488)
Adjustments to reconcile net loss to net cash used in by operating activities -
Gain on reevaluation of contingent earn-out liability	–	(142,960)
Depreciation and amortization	156,586	157,460
Stock-based compensation expense	749,391	769,790
Non-cash interest expense	13,128	8,906
Changes in operating assets and liabilities -
Accounts receivable, net	(316,362)	(1,726,035)
Inventories, net	(256,005)	120,206
Prepaid expenses	40,176	(94,215)
Accounts payable	(737,086)	410,073
Customer advances	290,235	482,693
Accrued compensation and other	(106,789)	588,976
Net cash (used in) provided by operating activities	(1,706,998)	526,406

Cash Flows from Investing Activities:
Purchases of fixed assets	(260,804)	(20,010)
Additional patent costs	(21,274)	(32,401)
Net cash used in investing activities	(282,078)	(52,411)

Cash Flows from Financing Activities:
Payments of capital lease obligations	(32,164)	(30,298)
Payments of long-term debt	(384,945)	(275,784)
Payment of acquisition earn-out liability	–	(166,667)
Borrowings on revolving line of credit	400,000	–
Gross proceeds from the exercise of stock options	5,400	5,100
Net cash used in financing activities	(11,709)	(467,649)

Net (decrease) increase in cash and cash equivalents	(2,000,785)	6,346
Cash and cash equivalents, beginning of period	2,925,852	605,749

Cash and cash equivalents, end of period	$925,067	$612,095

The accompanying notes are an integral part of these consolidated interim financial statements.

PRECISION OPTICS CORPORATION, INC.

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Operations

The accompanying consolidated financial statements include the accounts of Precision Optics Corporation, Inc. and its wholly-owned subsidiaries (the “Company”). All significant intercompany accounts and transactions have been eliminated in consolidation.

These consolidated financial statements have been prepared by the Company, without audit, and reflect normal recurring adjustments which, in the opinion of management, are necessary for a fair statement of the results of the first nine months of the Company’s fiscal year 2024. These consolidated financial statements do not include all disclosures associated with annual consolidated financial statements and, accordingly, should be read in conjunction with footnotes contained in the Company’s consolidated financial statements for the year ended June 30, 2023, together with the Report of Independent Registered Public Accounting Firm filed under cover of the Company’s 2023 Annual Report on Form 10-K, filed with the Securities and Exchange Commission on September 28, 2023.

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

Income (Loss) Per Share

Basic income (loss) per share is computed by dividing net income or net loss by the weighted average number of shares of common stock outstanding during the period. Diluted income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period, plus the number of potentially dilutive securities outstanding during the period such as stock options. For the three months and nine months ended March 31, 2024, potentially dilutive securities outstanding have been excluded from the computations of weighted-average shares outstanding because such securities have an antidilutive impact due to the net loss reported during those periods. The number of shares issuable upon the exercise of outstanding stock options that were excluded from the computation of fully dilutive weighted average shares outstanding was approximately 1,405,398 for the three and nine months ended March 31, 2024 and 1,058,630 for the three and nine months ended March 31, 2023.

The following is the calculation of income (loss) per share for the three months and nine months ended March 31, 2024 and 2023:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2023	2024	2023
Net Income (Loss) Basic and Fully Diluted	$(317,055)	$(398,432)	$(1,540,272)	$(48,488)

Weighted Average Shares Outstanding
Basic & Fully Diluted	6,068,419	5,640,473	6,067,165	5,639,015

Loss Per Share – Basic & Fully Diluted	$(0.05)	(0.07)	$(0.25)	$(0.01)

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

Goodwill and Patents

Long-lived assets such as goodwill and patents are capitalized when acquired and reviewed for impairment whenever events or changes in circumstances indicate that the book value of the asset may not be recoverable. Impairment of the carrying value of long-lived assets such as goodwill and patents would be indicated if the best estimate of future undiscounted cash flows expected to be generated by the asset grouping is less than its carrying value. If an impairment is indicated, any loss is measured as the difference between estimated fair value and carrying value and is recognized in operating income or loss. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. No such impairments of goodwill or patents have been estimated by management as of March 31, 2024.

2.	INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out) or market and consisted of the following:

	March 31, 2024	June 30, 2023
Raw Materials	$1,487,297	$1,142,816
Work-In-Progress	318,429	322,538
Finished Goods	1,226,495	1,310,862
Total Inventories	$3,032,221	$2,776,216

3.	BANK FINANCING ACTIVITIES

Bank Line of Credit

On October 4, 2021, the Company entered into a Loan Agreement with Main Street Bank of Marlborough, Massachusetts, which provided for a $2,600,000 Term Loan and a $250,000 Revolving Line of Credit Loan Facility (the “Revolver”), which was increased to $500,000 effective May 17, 2022, and $1,250,000 effective June 2, 2023. Borrowings under the Revolver are limited by the borrowing base comprised of a percentage of accounts receivable and inventory and secured by all assets of the Company. Borrowings under the Revolver will bear interest payable monthly at the prime lending rate plus 1.5% per annum and shall not be less than 4.75% per annum. Borrowings under the Revolver are due upon demand. Borrowings under the Revolver at March 31, 2024 were $400,000, with $850,000 remaining available for use.

Long-Term Debt

Long-term debt consists of the following at March 31, 2024:

Amount
Term Loan Note payable to Main Street Bank with monthly principal payments of $30,952.38 plus interest at a fixed rate of 7.0% per annum. Secured by all assets of the Company, and subject to certain periodic reporting to the bank and other conditions including an annual minimum EBITDA plus stock-based compensation to debt service coverage ratio of 1.20:1 commencing with the fiscal year ending June 30, 2023. The Term Loan Note matures on October 15, 2028.	$1,702,381

Permanent Working Capital Loan payable to Main Street Bank with monthly principal payments of $12,500 plus interest at a fixed rate of 8.625% per annum. Secured by all assets of the Company, and subject to certain periodic reporting to the bank and other conditions including an annual minimum EBITDA plus stock-based compensation to debt service coverage ratio of 1.20:1 commencing with the fiscal year ending June 30, 2023. The Permanent Working Capital Loan matures on June 15, 2028.	$637,500

Less current maturities	(513,259)
Less debt issuance costs, net of accumulated amortization of $10,275	(35,587)
Long-term debt, net of current maturities and debt issuance costs	$1,791,035

At March 31, 2024 principal payments due on the Term Loan Note payable are as follows:

Fiscal Year Ending June 30:
2024	$128,315
2025	513,259
2026	513,259
2027	513,259
2028	513,259
Thereafter	158,530
$2,339,881

4.	LEASE OBLIGATIONS

In March 2021 the Company entered into a five-year capital lease in the amount of $161,977 for manufacturing equipment. In January 2020, the Company entered into a five-year capital lease for $47,750 for manufacturing equipment. The net book value of fixed assets under capital lease obligations as of March 31, 2024 is $44,103.

On July 1, 2019, the Company entered into a three-year operating lease for its facility in El Paso, Texas, and in February 2022 extended the lease through June 2025. Remaining minimum lease payments at March 31, 2024 total $55,637. Total rent expense including base rent and common area expenses was $16,247 and $15,973 during the three months ended March 31, 2024 and 2023, respectively.

On October 4, 2021, the Company assumed the remaining term of the Windham, Maine lease as part of the Lighthouse acquisition. The lease expires on July 31, 2025. Remaining minimum lease payments on March 31, 2024 total $177,293. Total rent expense including base rent and common area expenses was $34,432 and $36,495 during the three months ended March 31, 2024 and 2023, respectively. Included in the accompanying balance sheet at March 31, 2024 is a right-of-use asset of $232,930 and current and long-term right-of-use operating lease liabilities of $175,961 and $56,969, respectively.

At March 31, 2024 future minimum lease payments under the capital lease and operating lease obligations are as follows:

Fiscal Year Ending June 30:	Capital Leases	Operating Lease
2024	$12,155	$42,931
2025	43,919	178,569
2026	28,028	11,430
Total Minimum Payments	$84,102	$232,930
Less: amount representing interest	4,575
Present value of minimum lease payments	79,527
Less: current portion	43,301
Lease Obligation, net of current portion	$36,226

The Company’s operating leases for its Gardner, Massachusetts office, manufacturing and warehousing space and an equipment lease have expired and continue on a month-to-month tenant-at-will basis. Rent expense on these operating leases was $147,544 and $150,862 for the nine months ended March 31, 2024 and 2023, respectively.

5.	STOCK-BASED COMPENSATION

Stock Options

The following table summarizes stock-based compensation expense for the three months ended March 31, 2024 and 2023. The share amounts and prices shown below reflect adjustment for a 1-for-3 reverse stock split that took effect after the close of business on November 1, 2022.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2023	2024	2023
Cost of Goods Sold	$34,876	$9,556	$79,377	$25,410
Research and Development	–	41,140	–	122,198
Selling, General and Administrative	223,338	399,918	670,014	622,182
Stock Based Compensation Expense	$258,214	$450,014	$749,391	$769,790

No compensation has been capitalized because such amounts would have been immaterial.

The following tables summarize stock option activity for the nine months ended March 31, 2024:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Life
Outstanding at June 30, 2023	1,127,140	$4.54	6.88 years
Granted	285,257	$5.76	–
Exercised	(2,000)	2.70	–
Cancelled, forfeited, or expired	(4,999)	6.00
Outstanding at March 31, 2024	1,405,398	$4.75	6.86 years

The aggregate intrinsic value of the Company’s in-the-money outstanding and exercisable options as of March 31, 2024 were both $1,511,424.

6.	REVENUE RECOGNITION

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

The Company disaggregates revenues by product and service types as it believes best depicts how the nature, amount, timing and uncertainty of revenues and cash flows are affected by economic factors. Revenues are comprised of the following for the three and nine months ended March 31, 2024 and 2023:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2023	2024	2023
Engineering Design Services	$2,274,679	$1,400,780	$6,440,895	$4,745,358
Optical Components	2,402,622	2,609,983	6,285,808	7,842,804
Medical Device Products and Assemblies	565,278	1,037,302	1,661,420	2,832,165
Technology Rights	–	–	–	600,000
Total Revenues	$5,242,579	$5,048,065	$14,388,123	$16,020,327

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

Optical Components, Finished Products and Assemblies

The Company provides fixed price quotations to our customers and requires purchase orders for all purchased optical components, finished devices and assemblies. Revenue is recognized at the time title passes to our customer based on our review of the customer contract, generally at the time of shipment from our facilities. Occasionally the Company may enter into “bill and hold” contractual arrangements where title is held by our customers while goods are stored at our facilities for their convenience.

Technology Rights and Royalties

The Company may recognize revenue for the sale of technology rights and through the receipt of royalties obtained under a license of our intellectual property. These revenues are recognized in the period in which, in our judgment, they are earned and no longer contingent under the terms and conditions of the relevant customer contract.

Contract Assets and Liabilities

The nature of the Company’s products and services does not generally give rise to contract assets as it typically does not incur costs to fulfill a contract before a product or service is provided to a customer. The Company’s costs to obtain contracts are typically in the form of sales commissions paid to employees. The Company has elected to expense sales commissions associated with obtaining a contract as incurred as the amortization period is generally less than one year. These costs have been recorded in selling, general and administrative expenses. As of March 31, 2024, there were no contract assets recorded in the Company’s Consolidated Balance Sheets.

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

Contract liabilities, which were recorded as customer advances in the Company’s Consolidated Balance Sheets, and unearned revenue are comprised of the following:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2023	2024	2023
Contract liabilities, beginning of period	$1,158,242	$794,981	$1,174,690	$905,113
Unearned revenue received from customers	625,913	1,020,669	1,331,604	1,917,755
Revenue recognized	(319,230)	(427,844)	(1,041,369)	(1,435,082)
Contract liabilities, end of period	$1,464,925	$1,387,806	$1,464,925	$1,387,806

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and notes to those statements included elsewhere in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 and with our audited consolidated financial statements for the year ended June 30, 2023 included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on September 28, 2023.

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

We produce micro-precision optics, which are millimeter-sized and smaller cameras with low manufacturing costs. The small size provides visualization for new procedures in new parts of the body and for existing procedures that are currently performed blind or with sub-optimal imaging, facilitating the development of new surgical procedures that are currently impractical. We use patented and patent-pending approaches to fabricating opto-mechanical and opto-electronic systems. We have developed and helped commercialize applications for numerous customers in the medical device and defense/aerospace industries.

We believe that our future success depends to a large degree on our ability to develop new optical products and services to enhance the performance characteristics and methods of manufacture of existing products. Competition among medical device companies is increasing with multiple companies now pursuing less expensive, procedure specific robotic systems. We expect to continue to seek and obtain product-related design and development contracts with customers and to selectively invest our own funds on research and development, particularly in the areas of MicroprecisionTM optics, micro medical cameras, illumination, single-use endoscopes, and 3D endoscopes. We are one of only a handful of companies in the world to design and provide 3D endoscopes. By designing systems with low manufacturing costs, we have also begun to penetrate the single-use endoscope market. Single-use endoscopes virtually eliminate the potential for patient cross-contamination and support a number of additional operational benefits for hospitals and surgeons. We estimate this segment of the overall minimally invasive surgical market is growing at two to three times the rate of the overall market.

Current sales and marketing activities are intended to broaden awareness of the benefits of our new technology platforms and our successful application of these new technologies to medical device projects requiring surgery-grade visualization from millimeter sized devices and 3D endoscopy, including single-use products and assemblies.

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

Results of Operations

Revenue

	Three Months Ended March 31,
	2024	Percent of Sales	2023	Percent of Sales	Increase (Decrease)	Percent Change
Engineering Design Services	2,274,679	43.4	1,400,780	27.7	873,899	62.4
Optical Components	2,402,622	45.8	2,609,983	51.7	(207,361)	(7.9)
Finished Products and Assemblies	565,278	10.8	1,037,302	20.6	(472,024)	(45.5)
Technology Rights	–	–	–	–	–	–
Total Revenues	5,242,579	100.0	5,048,065	100.0	194,514	3.9

	Nine Months Ended March 31,
	2024	Percent of Sales	2023	Percent of Sales	Increase (Decrease)	Percent Change
Engineering Design Services	6,440,895	44.8	4,745,358	29.6	1,695,537	35.7
Optical Components	6,285,808	43.7	7,842,804	49.0	(1,556,996)	(19.9)
Finished Products and Assemblies	1,661,420	11.5	2,832,165	17.7	(1,170,745)	(41.3)
Technology Rights	–	–	600,000	3.7	(600,000)	(100.0)
Total Revenues	14,388,123	100.0	16,020,327	100.0	(1,632,204)	(10.2)

Total revenues for the quarter ended March 31, 2024 were $5,242,579, as compared to $5,048,065 for the same period in the prior year, an increase of $194,514 or 3.9%. Total revenues for the nine months ended March 31, 2024 were $14,388,123 as compared to $16,020,327 for the same period in the prior year, a decrease of $1,632,204, or 10.2%. Of this decrease, $600,000 was attributable to the sale of one-time technology rights sold in December 2022.

Revenue from Engineering Design Services increased 62.4% and 35.7% during the three- and nine-month periods ending March 31, 2024 from the prior year periods ending March 31, 2023. Revenue increases in the engineering design services resulted from increasing demand for services and continued expansion of engineering capacity. Engineering sales were driven by customer design engagements that will be transitioning into the later manufacture of new Finished Products and Assemblies.

Revenue from Optical Components decreased 7.9% and 19.9% during the three- and nine-month periods ending March 31, 2024 from the prior year periods ending March 31, 2023, due in large part to reduced industry demand. We believe the decreases in optical components continue to be driven by lower order volumes as customers sought to rebalance their inventories, which had previously grown beyond sustainable levels due to increased ordering in response to concerns about supply chain disruptions.

Revenue from Finished Products and Assemblies decreased 45.5% and 41.3% during the three- and nine-month periods ending March 31, 2024 from the prior year periods ending March 31, 2023. The decreases in Finished Products and Assemblies were attributable to timing differences between the exit of certain mature customer programs and reorders for ongoing products and the introduction of new customer programs, primarily single-use medical devices and new defense / aerospace opportunities.

Gross Profit

Gross margin increased to 35.5% during the three months ended March 31, 2024, compared to 34.4% for the three months ended March 31, 2023, and decreased to 33.2% during the nine months ended March 31, 2024 compared to 37.3% during the nine months ended March 31, 2023. Gross profit increased to $1,858,737 during the three months ended March 31, 2024, compared to $1,736,098 for the three months ended March 31, 2023, and decreased to $4,773,324 during the nine months ended March 31, 2024 compared to $5,975,011 during the nine months ended March 31, 2024, primarily driven by changes in the product sales mix and the decreases in revenue discussed above. The $600,000 in Technology rights revenue in the prior year had a significant impact on gross margin as it did not have any cost of sales associated with it. Excluding that revenue from both sales and gross profit for comparison purposes, the gross margin would have been 34.9% for the nine-month period ending March 31, 2023.

Research & Development

R&D expenses decreased $13,602 to $192,773 during the three months ended March 31, 2024, compared to $206,375 during the three months ended March 31, 2023, and decreased $33,259 to $627,259 during the nine months ended March 31, 2024, compared to $660,518 during the nine months ended March 31, 2023. R&D expenses for the period represent employee-related expenses to support product improvements and the development of new technologies.

Selling, General and Administrative Expenses

SG&A expenses decreased $98,500, or 4.9% to $1,924,491 during the three months ended March 31, 2024, compared to $2,022,991 during the three months ended March 31, 2023, and increased $175,549, or 3.3%, to $5,514,047 during the nine months ended March 31, 2024, compared to $5,338,498 during the nine months ended March 31, 2023. The increase in SG&A for the nine-month period was primarily due to increased travel and marketing-related expenses and increases in our reserve for doubtful accounts.

 Liquidity and Capital Resources

During the nine months ended March 31, 2024, cash on hand funded increases in inventory of $256,005 and a net decrease in accounts payable and accrued expenses of $843,872 and an increase of accounts receivable netted with increased customer deposit liabilities of $26,127. We also made payments of $17,109 on our term notes and capital leases and borrowed $400,000 on our revolving line of credit. These items, in addition to the impact of the quarterly net loss, net of depreciation, amortization, stock-based compensation and other non-cash items, resulted in a decrease of $2,000,785 in our cash and cash equivalents at March 31 2024 from $2,925,852 at June 30, 2023 to $925,067 at March 31, 2024.

In October 2021 we entered a $2,600,000 term loan with a commercial bank. In June 2023 we added a second term loan in the amount of $750,000. We secured a $250,000 line of credit from the same bank in October 2021 for working capital needs, which was increased to $500,000 in May 2022 and to $1,250,000 in June 2023. There were $400,000 in borrowings outstanding on the line of credit on March 31, 2024 and additional availability in the amount of $850,000.

Capital equipment expenditures and additional patent costs during the nine months ended March 31, 2024 and in the same period in the prior year were $260,804 and $21,276, respectively. The increase was primarily attributable to the implementation of new computer systems.

Contractual cash commitments for the fiscal periods subsequent to March 31, 2024, are summarized as follows:

	Fiscal 2024	Thereafter	Total
Capital lease for equipment, including interest	$12,155	$71,947	$84,102
Minimum operating lease payments	$42,931	$189,999	$232,930

We have contractual cash commitments related to open purchase orders as of March 31, 2024 of approximately $2,500,000.

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

Item 4. Controls and Procedures.

Management’s Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and our Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures, including internal control over financial reporting, were effective as of March 31, 2024, to ensure the information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended (i) is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are intended to be designed to provide reasonable assurance that such information is accumulated and communicated to our management. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of March 31, 2024.

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

PRECISION OPTICS CORPORATION, INC.

Date: May 15, 2024	By:	/s/ Joseph N. Forkey
Joseph N. Forkey
Chief Executive Officer (Principal Executive Officer)

Date: May 15, 2024	By:	/s/ Wayne M. Coll
Wayne M. Coll
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

