Form 10-K
period 2024-06-30
PRECISION OPTICS CORPORATION, INC.
filed 2024-09-30
CIK 867840

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2024

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

(978) 630-1800

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common stock, $0.01 par value	POCI	Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

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

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant on December 31, 2023 was approximately $27,744,000 based on a total of 4,608,637 shares of the registrant’s common stock held by non-affiliates on such date, at the closing price of $6.02 per share, as reported on Nasdaq on December 29, 2023.

The number of shares of outstanding common stock of the registrant as of September 20, 2024 was 6,350,170.

Documents incorporated by reference

Portions of this registrant’s definitive proxy statement for its 2024 Annual Meeting of Stockholders to be filed with the SEC no later than 120 days after the end of the registrant’s fiscal year are incorporated herein by reference in Part III of this Annual Report on Form 10-K.

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

Effective June 1, 2019, we acquired the operating assets of Ross Optical Industries, Inc. of El Paso, Texas. As Ross Optical Industries we also operate as a supplier of custom optical components and assemblies for military and defense, medical and various other industrial applications. All products sold by us under the Ross Optical name include a custom or catalog optic, which is sourced through our extensive domestic and worldwide network of optical fabrication suppliers. Most systems make use of optical lenses, prisms, mirrors and windows and range from individual optical components to complex mechano-optical assemblies. Products often include thin film optical coatings applied using our in-house coating department.

Effective October 1, 2021, we acquired the operating assets of Lighthouse Imaging, LLC of Windham, Maine. Our Lighthouse Imaging division supplements our operations as a manufacturer of advanced optical imaging systems and accessories and has provided further expertise in electrical engineering and development of end-to-end medical visualization devices. Product development competencies at Lighthouse Imaging include Systems, Optical, Mechanical, Electrical and Process Development Engineering. Our product development team has extensive experience developing visualization systems that are used in a variety of clinical applications. Lighthouse Imaging is an industry leader in chip-on-tip visualization systems.

During the fiscal year ended June 30, 2024, approximately 44% our business was from engineering services primarily relating to the design of medical device optical assemblies, 44% from the sale of both internally manufactured and purchased optical components, and 12% from the manufacture of optical assemblies and sub-assemblies. During the fiscal year ended June 30, 2023, approximately 32% our business was from engineering services primarily relating to the design of medical device optical assemblies, 50% from the sale of both internally manufactured and purchased optical components, and 18% from the manufacture of optical assemblies and sub-assemblies primarily for medical device instrument applications. We generally expect revenue increases over time as the engineering design phase is completed and products transition to the commercial phase, leveraging our unique manufacturing capabilities. Much of the technology we have developed for making smaller medical devices is also used in defense and aerospace systems where smaller size and weight is crucial.

History

We incorporated in Massachusetts in December 1982, have been publicly held since November 1990, and have no subsidiaries.

Principal Products and Services

We have been manufacturing medical products such as endoscopes and endocouplers since our formation in 1982. In 1985 we introduced a proprietary product line of endocouplers. We also design and manufacture custom optical medical devices to satisfy our customers’ specific requirements, incorporating various optical technologies, servicing a variety of minimally invasive surgical and diagnostic procedures, using both reusable and single-use medical devices. In addition to medical devices, we also manufacture and sell components and assemblies specially designed for defense/aerospace and industrial uses.

The acquisition of the assets of Ross Optical Industries in 2019 expanded our optics components and assemblies business. All products supplied by Ross Optical include a custom or catalog optic, sourced through Ross Opticals’ extensive domestic and worldwide network of optical fabrication suppliers. Most systems make use of optical lenses, prisms, mirrors, and windows and range from individual optical components to complex mechano-optical assemblies. Products often include thin film optical coatings that are applied by the Ross Optical division’s in-house coating department.

The acquisition of the assets of Lighthouse Imaging LLC in 2021 expanded our electrical engineering capabilities in the development of end-to-end medical visualization devices. Product development competencies acquired include systems, optical, mechanical, electrical and process development engineering. The acquisition represented a vertical integration of our established product development capabilities with a team with extensive experience developing visualization systems that we believe provides our customers with single-source value-added development services and product offerings.

Microprecision™ Lenses and Micro Medical Cameras: While the size of endoscopes has gradually decreased over time, we believe the widespread use of very small endoscopes, with diameters of one millimeter or smaller, has been limited due in part to the limitations of traditional lens fabrication methods to combine smaller sizes with acceptable image quality at reasonable manufacturing costs. We believe our Microprecision™ optics technology provides a solution to this challenge. Combined with recent advances by our supply chain partners in complementary metal-oxide-semiconductor, or CMOS, image sensor fabrication techniques, our Microprecision™ lenses and proprietary manufacturing techniques enable the manufacture of micro medical cameras at previously unobtainable prices with sizes on the order of one millimeter or less, characteristics that make them perfectly suited for medical applications. We believe the technology developed to support the design, fabrication and manufacturing of Microprecision™ lenses and associated assemblies can also be used to satisfy the needs of defense and aerospace systems that require small size and weight.

We are currently engaged in development projects to design and produce even smaller CMOS based camera modules together with customized illumination using various technologies to match the needs of the medical device endoscopes. We have now completed and are currently designing, disposable versions of our camera modules and assemblies designed for single use, reducing the risk of contamination from repeated use. We believe these on-going improvements are significant to the continued evolution and acceptance of our Microprecision™ technology platform.

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

Competition and Markets

We sell our products in highly competitive markets, and we compete for business with both foreign and domestic manufacturers. Many of our current competitors are larger than us and have substantially greater resources than we do. In addition, there is an ongoing risk that other domestic or foreign companies who do not currently service or manufacture products for our target markets, some with greater experience in the optics industry and greater financial resources than we have, may seek to produce products or services that compete directly with ours.

While our resources are more limited than those of some of our competitors, we believe that we compete successfully in this market through product quality, price, delivery and innovation tailored to our customers’ specifications. Our success will depend, in part, on our ability to maintain a technological advantage over our competitors and to effectively incorporate that technology into our custom designs. To this end, we intend to continue to aggressively support and augment our internal engineering, research and development resources and to aggressively pursue patent protection for existing and new technology. We believe that our unique technical capabilities in the areas of Microprecision™ optics, micro medical cameras and illumination, as well as 3D endoscopes, currently represent competitive advantages for us in the minimally invasive surgical device market.

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

3D Endoscopes and Robotic Surgery Systems: 3D endoscopes have been used for many years as part of robotic surgery systems partly because the market price of robotic surgery systems is high enough to support the cost of a high-quality custom 3D display. Competition amongst medical device companies in 3D robotic surgery systems has increased. Various companies are now pursuing less expensive, procedure specific robotic systems. We believe our experience and expertise in 3D endoscopes for medical applications will benefit companies in this area.

Sales and Marketing

Current sales and marketing activities are intended to broaden awareness of the benefits of our new technology platforms and our successful application of these new technologies to medical device projects requiring surgery-grade visualization, as well as defense, aerospace and other industrial applications, from sub-millimeter sized devices and 3D endoscopy, including single-use products and assemblies. We market directly to established medical device companies primarily in the United States that we believe could benefit from our advanced endoscopy visualization systems. Through this direct marketing, referrals, attendance at trade shows and a presence in online professional association websites, we have expanded our on-going pipeline of projects to established medical device companies as well as to emerging medical device companies, and to a growing number of major defense / aerospace companies. We expect our revenues and customer base to continue to expand as development projects transition to production orders and new customer projects enter the development phase.

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

Research and Development

We believe that our future success depends, to a large degree, on our ability to continue to conceive and develop new optical products and technologies to enhance the performance characteristics and methods of manufacture of existing and new products. Although development work on behalf of customers is performed under revenue generating contracts and customer purchase orders, research and development expenses are incurred on our own proprietary products and technology, such as Microprecision™ optics, micro medical cameras and 3D endoscopes. Accordingly, we treat engineering expenses not consumed in customer contracted development and our investment of funds and resources in internal product and intellectual property development as research and development expense in the accompanying statement of operations.

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

The patents contained in our current patent portfolio have various expiration dates through March 2043. We are not aware of any infringements of these patents. While we believe that our pending applications relate to patentable devices or concepts, these patents may not ultimately be issued, and we may not be able to successfully defend these patents or effectively limit the development of competitive products and services. We intend to continue to innovate and extend our technological capabilities in the areas of 3-D endoscopy Microprecision™ optics, micro medical cameras, and related illumination techniques, and to aggressively pursue patent protection for such developments.

Employees

As of June 30, 2024, we had 84 employees, 83 of which were full-time employees. There were 41 employees in manufacturing, 22 in engineering/research and development, 9 in sales and marketing, and 12 in finance and administration. We are not a party to any collective bargaining agreements. We believe our relations with our employees are very good.

Customers

During the fiscal year ended June 30, 2024, we sold product and services to 325 customers with one product development customer accounting for 19.1% of total revenues and with one optical components customer accounting for 13.8% of our total revenues. The loss of these customers would have a material impact on our business. For the fiscal year ended June 30, 2023, we sold products and services to 361 customers and one customer accounted for 11.4% of our total revenues for that year.

Two customer accounts receivable balances accounted for 15.4% and 12.1% of total receivables on June 30, 2024. Two customer accounts receivable balances accounted for 14.0% and 13.7% of total receivables on June 30, 2023.

Environmental Matters

Our operations are subject to a variety of federal, state and local laws and regulations relating to the discharge of materials into the environment or otherwise relative to the protection of the environment. We believe that we currently comply with all applicable environmental laws and regulations. We use limited amounts of hazardous materials in our operations, and as such, compliance does not entail significant expense to us.

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

We design and manufacture components for the defense industry, and import, export and manufacture optical products for the defense industry, some of which is controlled by U.S. regulations. Generally, these regulations require strict control over technical data in documented form and as embodied in products, both within our company and as part of exported shipments. In particular, we maintain a technology control plan, we are ISO certified, and ITAR (International Traffic in Arms Regulations) registered with the U.S. State Department, and we maintain a number of technology assistance agreements with overseas suppliers that have been approved by the U.S. State Department. Non-compliance with applicable requirements can result in U.S. actions that may result in withdrawal or suspension of approvals, suspension of company imports, exports or production, or the imposition of fines or various other penalties.

Foreign Requirements. All our medical products are manufactured in conformity with ISO 13485:2016, using a comprehensive Quality Management System (QMS) that helps meet both international and EU regulatory standards. ISO 13485 is an internationally recognized standard that emphasizes risk management throughout the product lifecycle, from design to post-market surveillance, and aligns with the European Union Medical Device Regulation (“EU MDR”) focus on ensuring the safety and performance of medical devices. ISO 13485 provides a solid foundation for meeting the QMS requirements of the EU MDR. It ensures that manufacturers maintain detailed documentation and traceability of their devices, which is required for compliance with the EU MDR’s requirements. Conformity with ISO 13485 conveys our commitment to maintaining a robust QMS specifically for medical device manufacturing, and consistent quality and regulatory compliance, which is essential helping our customers achieve compliance with the EU MDR and other international regulatory standards. Our failure to comply with ISO 13485 or other applicable regulatory requirements would jeopardize our ability to sell our products to certain customers who place their product on the EU and other international markets.

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

ITEM 1A.    RISK FACTORS.

Risks Related to Our Business

We have a history of losses; we may continue to incur losses and not achieve profitability in the near term; and we may need to raise additional funds.

We may continue incurring losses for the foreseeable future and not achieve sustained profitability in the near term. We must generate sufficient cash flow or raise additional capital to pursue our product development initiatives and penetrate markets for the sale of our products. We believe that for the time being we have adequate access to capital resources, however, if in the future we are unable to secure adequate additional capital when needed, we may be required to curtail our research and development initiatives and take additional measures to reduce costs to conserve our cash in amounts sufficient to sustain operations and meet our obligations.

We depend on the availability of certain key supplies and services that are available from only a few sources, and we may experience difficulty with certain suppliers due to national and global economic supply-chain factors and we may have difficulty finding alternative sources of these supplies or services.

We source certain key supplies to develop and manufacture our products, particularly our precision grade optical glass components and CMOS image sensors, which are available from only a few sources, some of which are located in China. Our business could be affected if we become unable to procure these essential materials and services in adequate quantities and at acceptable prices. We continuously evaluate our suppliers and alternative sources. If we experience a shortage of certain supplies and are unable to find an alternative source, our financial condition and results of operations could be adversely affected.

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

While we believe we have a varied customer base and have experienced strong collections in the past, we may experience changes in our customer base, including reductions in purchasing commitments, which could also have a material adverse effect on our revenues and liquidity. Additionally, our customers could become unable or unwilling to pay amounts owed to us. Over the past three years, we have not had significant accounts receivable write-offs or significant additions to our accounts receivable reserve and. we have not purchased insurance on our accounts receivable balances. Nonetheless, large uncollectible accounts receivable balances could arise in the future and could have a material adverse effect on our financial condition.

We rely heavily upon the talents of our Chief Executive Officer and other senior officers, the loss of whom could damage our business.

Our performance depends on a small number of key scientific, technical, managerial and manufacturing personnel. In particular, we believe our success is highly dependent upon the services and reputation of our Chief Executive Officer, Dr. Joseph N. Forkey. The loss of Dr. Forkey’s services could damage our business. Dr. Forkey provides highly valuable contributions to our capabilities in optical instrument development, in management of new technology and in potentially significant longer-term Company initiatives.

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

The FDA has granted us the clearance to manufacture and market the medical products we currently produce or sell in the United States. However, prior FDA approval may be required before we can market additional medical products that we may develop in the future. We may also seek to sell current or future medical products in a manner that requires us to obtain FDA permission to market such products. We may also require the regulatory approval or license of other federal, state or local agencies or comparable agencies in other countries.

We may lose the FDA’s permission to manufacture and market our current products or may not obtain the necessary regulatory permission, approvals or licenses for the manufacturing or marketing of any of our future products, as may our customers. Also, we cannot predict the impact on our business of FDA regulations or determinations arising from future legislation or administrative action. If we or key customers lose the FDA’s permission to manufacture and market our current products or fail to obtain regulatory permission to manufacture and market future products, our revenues may decline, and our business may be harmed.

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

We perform engineering and manufacturing services for our customers who could decide to use another vendor for these services in the future.

A significant portion of our revenues are derived from engineering and manufacturing services that we perform to design and fabricate medical device products or sub-assemblies of medical device products for our customers who in turn sell the products to the end users. Our customers typically own the proprietary rights to and control commercial distribution of the final products. Therefore, in many of these cases we do not own the proprietary rights to the medical device products that we manufacture or that our sub-assemblies are made a part of. Our customers could decide to use other suppliers for these services based on cost, quality, delivery time, production capacities, competitive and regulatory considerations or other factors. Thus, revenues from our customers and the products and services we provide them are subject to significant fluctuation on a product-to-product basis from period to period.

We resell products we purchase from third parties and our customers could decide to use another supplier to acquire those products.

Our division Ross Optical primarily acquires specialized optical components and assemblies from third parties pursuant to specifications provided from its customers, inspects and sometimes further processes those products before reselling them to its customers. Because Ross Optical does not manufacture the optical components and assemblies and does not own the intellectual property rights to the products, its customers could choose to obtain those products and services from other sources or could apply pressure to Ross Optical to lower its prices resulting in reduced future gross margins and operating results.

We depend on the availability of certain key supplies and services that are available from only a few sources and if we experience difficulty with a supplier, we may have difficulty finding alternative sources of these supplies or services.

We require certain key supplies to develop and manufacture our products, particularly our precision grade optical glass, which is available from only a few sources, most which are located outside of the United States. Additionally, we rely on outside vendors to grind and polish certain of our lenses and other optical components, such as prisms and windows. We also rely on a limited number of suppliers for specialized CMOS sensors and the electronic wiring of those sensors. Based upon our ordering experience to date, we believe the materials and services required for the production of our products are currently available in sufficient quantities to meet our needs. Our requirements are small relative to the total supply, and we are not currently encountering problems with availability. However, this does not mean that we will continue to have timely access to adequate supplies of essential materials and services in the future or that supplies of these materials and services will be available on satisfactory terms when the need arises. Our business could be severely damaged if we become unable to procure these essential materials and services in adequate quantities and at acceptable prices.

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

Our operations are subject to a variety of federal, state and local laws and regulations relating to the protection of the environment. From time to time, we use hazardous materials in our operations. Although we believe that we have suitable practices and policies in place to address applicable environmental laws and regulations, our business could be severely damaged by any failure to maintain such compliance.

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

Ross Optical is ISO and ITAR registered and currently imports, exports, and manufactures optical products for the defense industry, some of which are controlled by regulations promulgated by the U.S. Departments of State and Commerce. If we fail to comply with the terms of these regulations and registrations, it may lose its ITAR registration or suffer other consequences, such as the withdrawal or suspension of approvals, suspension of imports, exports or production, or the imposition of fines or other penalties.

There is also the risk that new laws or regulations or changes in enforcement practices applicable to our business could be imposed, which may adversely affect our ability to compete effectively with other institutions that are not affected in the same way, or which may impact its supplier and customers. In addition, regulations imposed on market participants such as foreign tariff increases could negatively affect the overall profitability of Ross Optical’ s international business.

Our business and financial performance may be adversely affected by cyber-attacks on information technology infrastructure and products, as well as changes in cybersecurity and if our information technology security systems were infiltrated and confidential and/or proprietary information were taken, we could be subject to fines, lawsuits and loss of customers.

We rely on information technology (IT) systems, including third-party “cloud based” service providers and rely on our electronic information systems to perform routine transactions to run our business. We transact business over the Internet with customers and suppliers and have implemented security measures to protect against unauthorized access to this information. We have also implemented security policies that limit access via the Internet to the Company’s systems through geofencing. We routinely receive security patches from software providers for the software we use. Our primary concerns are inappropriate access to personnel information, information covered under the International Traffic in Arms Regulation, product designs and manufacturing information, financial information and our intellectual property, trade secrets and know-how. Our business may be impacted by disruptions to our own or third-party information technology infrastructure, which could result from, among other causes, cyberattacks on or failures of such infrastructure or compromises to its physical security. Cybersecurity threats are continuously evolving and include, but are not limited to, both attacks on our IT infrastructure and attacks on the IT infrastructure of our customers, suppliers, subcontractors and other third parties with whom we do business routinely, attempting to gain unauthorized access to our confidential, proprietary, or otherwise protected information, classified information, or information relating to our employees, customers and other third parties, or to disrupt our systems or the systems of third parties. We are also exposed to the risk of insider threat attacks. Any such attacks could disrupt our systems or those of third parties, impact business operations, result in unauthorized release of confidential, proprietary, or otherwise protected information, and corrupt our data or that of third parties. The threats we face are continuous and evolving and vary in degree of severity and sophistication. In addition, as a result of the rapid pace of technological change, we and our customers, suppliers, subcontractors and other third parties with whom we conduct business continue to rely on legacy systems and software, which can be more vulnerable to cyber threats and attacks. The sophistication, availability and use of artificial intelligence by threat actors present an increased level of risk. Due to the evolving threat landscape, we expect to experience more frequent and increasingly advanced cyber-attacks. In addition, changes in domestic and international cybersecurity-related laws and regulations have expanded cybersecurity-related compliance requirements, and cybersecurity regulatory enforcement activity has grown. We expect the regulatory environment to continue to evolve, and staying apace with these regulatory changes could increase our operational and compliance expenditures and those of our suppliers, and lead to new or additional information technology and product development expenses. We also face reputational, litigation and financial risks in relation to potential required disclosures and increased risk of enforcement. We continue to make investments and adopt measures designed to enhance our protection, detection, response, and recovery capabilities, and to mitigate potential risks to our technology, products, services and operations from potential cybersecurity threats, as well as to comply with evolving regulations. However, given the unpredictability, nature and scope of cyber-attacks, it is possible that we are unable to defend against all cyber-attacks, that potential vulnerabilities could go undetected and persist in the environment for an extended period, or that we may otherwise be unable to mitigate customer losses and other potential consequences of these attacks. In some cases, we must rely on the safeguards put in place by our customers, suppliers, subcontractors and other third parties to protect against and report cyber threats and attacks. We could potentially be subject to production downtimes, operational delays, other detrimental impacts on our operations or ability to provide products and services to our customers, the compromise of confidential information, intellectual property or otherwise protected information, misappropriation, destruction or corruption of data, security breaches, other manipulation or improper use of our or third-party systems, networks or products, financial losses from remedial actions, loss of business, or potential liability, penalties, fines and/or damage to our reputation. Any of these could have a material adverse effect on our competitive position, results of operations, financial condition or liquidity. Due to the evolving nature of such risks, the impact of any potential incident cannot be predicted.

Risks Related to Our Intellectual Property

Third parties may infringe on our intellectual property and, as a result, we could incur significant expense in protecting our patents or not have sufficient resources to protect them.

We utilize numerous licensed patents that are important to our business. Although we are not currently aware of any past or present infringements of these patents, we would expect to protect these patents from infringement. Protecting and obtaining patents, however, is both time consuming and expensive. We therefore may not have the resources necessary to assert all potential patent infringement claims or pursue all patents that might be available to us. If our competitors or other third parties infringe on our patents, our business may be harmed.

Third parties may claim that we have infringed on their patents and, as a result, we could be prohibited from using all or part of any technology used in our products.

Should third parties claim a proprietary right to all or part of any technology that we use in our products, such a claim, regardless of its merit, could involve us in costly litigation. If successful, such a claim could also result in us being unable to freely use the technology that was the subject of the claim or sell products embodying such technology. If we engage in litigation, our expenses may increase, and our business may be harmed. If we are prohibited from using a particular technology in our products, our revenues may decline, and our business may be harmed.

We may be subject to claims that our employees have wrongfully used or disclosed alleged trade secrets of their former employers.

As is common in the technology industry, we employ individuals who were previously employed at other technology companies, including our competitors or potential competitors. We may be subject to claims that these employees, or we, have used or disclosed trade secrets or other proprietary information of their former employers. Litigation may be necessary to defend against these claims. Even if we are successful in defending against these claims, litigation could result in substantial costs and be a distraction to management.

If we are not able to adequately prevent disclosure of trade secrets and other proprietary information, the value of our technology and products could be significantly diminished.

We rely on trade secrets to protect our proprietary technologies, especially where we do not believe patent protection is appropriate or obtainable. However, trade secrets are difficult to protect. We rely in part on confidentiality agreements with our employees, consultants, outside scientific collaborators, and other advisors to protect our trade secrets and other proprietary information. These agreements may not effectively prevent disclosure of confidential information and may not provide an adequate remedy in the event of unauthorized disclosure of confidential information. In addition, others may independently discover our trade secrets and proprietary information. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights, and failure to obtain or maintain trade secret protection could adversely affect our competitive business position.

We will not be able to protect our intellectual property rights throughout the world.

Our business relies on our patents. Filing, prosecuting and defending patents in all countries throughout the world would be prohibitively expensive, and we do not have patent protection outside of the United States. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States or from selling or importing products made using our inventions in and into the United States or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and, further, may export otherwise infringing products to territories where we have patent protection, but enforcement is not as strong as that in the United States. These infringing products may compete with the product we develop, without any available recourse.

The laws of some other countries do not protect intellectual property rights to the same extent as the laws of the United States. Patent protection must ultimately be sought on a country-by-country basis, which is an expensive and time-consuming process with uncertain outcomes. Accordingly, we may choose not to seek patent protection in certain countries, and we will not have the benefit of patent protection in such countries. In addition, the legal systems of some countries, particularly developing countries, do not favor the enforcement of patents and other intellectual property protection. As a result, many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. Because the legal systems of many foreign countries do not favor the enforcement of patents and other intellectual property protection, it could be difficult for us to stop the infringement, misappropriation or violation of our patents or marketing of competing products in violation of our proprietary rights. Proceedings to enforce our intellectual property and other proprietary rights in foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business, could put our patents at risk of being invalidated or interpreted narrowly, could put our patent applications at risk of not issuing and could provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate, and the damages or other remedies awarded, if any, may not be commercially meaningful. Accordingly, our efforts to enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license.

Risks Related to our Stock

Trading in our common stock may be subject to substantial volatility.

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

Our quarterly operating results may vary significantly depending upon factors such as:

•	the timing of completion of significant customer orders;

•	the timing and amount of our research and development expenditures;

•	the costs of initial product production in connection with new products;

•	the timing of new product introductions—both by us and by our competitors;

•	the timing and level of market acceptance of new products or enhanced versions of our existing products;

•	our ability to retain existing customers and customers’ continued demand for our products and services;

•	our customers’ inventory levels, and levels of demand for our customers’ products and services; and

•	competitive pricing pressures.

We may not be able to grow or sustain revenues or achieve or maintain profitability on a quarterly or annual basis and levels of revenue and/or profitability may vary from one such period to another.

We are contractually obligated to issue shares in the future, diluting your percentage interest in us.

We have reserved shares for future issuance under all currently outstanding stock options, we expect to issue additional shares and stock options from time to time to compensate employees, consultants and directors, and we may in the future issue additional shares to raise capital. Any such issuances will have the effect of diluting the percentage interests of other holders of our common stock.

Failure to remediate and then maintain our internal control over our financial reporting could cause our financial reports to be inaccurate.

We are required to maintain internal control over financial reporting and to assess and report on the effectiveness of those controls. This assessment includes disclosure of any material weaknesses identified by our management in our internal control over financial reporting. Our management concluded that our internal control over financial reporting was ineffective as of June 30, 2024, and identified certain material weaknesses in our internal controls. While management is working to remediate the material weaknesses, there is no assurance that such changes will remediate the identified material weaknesses or that the controls will prevent or detect future material weaknesses. If we are not able to maintain effective internal control over financial reporting, our financial statements, including related disclosures, may be inaccurate, which could have a material adverse effect on our business

Failure to maintain our accounting systems and controls could impair our ability to comply with the financial reporting and internal controls requirements for publicly traded companies.

As a public company, we operate in an increasingly demanding regulatory environment, which requires us to comply with the Sarbanes-Oxley Act of 2002, and the related rules and regulations of the SEC. Company responsibilities required by the Sarbanes-Oxley Act include establishing corporate oversight and adequate internal control over financial reporting and disclosure controls and procedures. Effective internal controls are necessary for us to produce reliable financial reports and are important to help prevent financial fraud.

Because we are a smaller reporting company and a non-accelerated filer, we are not required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. However, we must perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting in this report and future annual reports on Form 10-K, as required by Section 404 of the Sarbanes-Oxley Act. This requires that we incur substantial additional professional fees and internal costs to expand our accounting and finance functions and that we expend significant management efforts.

As of June 30, 2024, we discovered weaknesses in our system of internal financial and accounting controls and procedures that could result in a material misstatement of our financial statements. Our internal control over financial reporting will not prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud will be detected.

If we are not able to comply with the requirements of Section 404 of the Sarbanes-Oxley Act, or if we are unable to remediate or maintain proper and effective internal controls, we may not be able to produce timely and accurate financial statements. If we cannot provide reliable financial reports or prevent fraud, our business and results of operations could be harmed, and investors could lose confidence in our reported financial information.

Certain provisions in our organizational documents could enable our board of directors to prevent or delay a change of control .

Our organizational documents contain provisions that may have the effect of discouraging, delaying or preventing a change of control of, or unsolicited acquisition proposals, that a stockholder might consider favorable. These include provisions:

•	requiring advance notice of director nominations and of business to be brought before a meeting of stockholders;

•	requiring a majority vote of the outstanding shares of common stock to amend the bylaws; and

•	limiting the persons who may call special stockholders’ meetings.

In addition, we are subject to the provisions of Chapter 110F of the MBCA. In general, Chapter 110F prohibits a publicly held Massachusetts corporation from engaging in a “business combination” with an “interested stockholder” for a three-year period following the time that the stockholder becomes an interested stockholder, unless the business combination is approved in a prescribed manner. A “business combination” includes, among other things, a merger, asset or stock sale or other transaction resulting in a financial benefit to the interested stockholder. An “interested stockholder” is a person who, together with affiliates and associates, owns, or did own within three years prior to the determination of interested stockholder status, five percent or more of the corporation’s voting stock.

A Massachusetts corporation may “opt out” of these provisions with an express provision in its original articles of organization or an express provision in its articles of organization or bylaws resulting from a stockholders’ amendment approved by at least a majority of the outstanding voting shares. We have not opted out of these provisions. The restrictions contained in Chapter 110F are also not applicable, among other certain exclusions, if the corporation does not have two hundred or more stockholders of record. As of September 20, 2024, we had 118 stockholders of record. As a result, if Chapter 110F is applicable, mergers or other takeover or change in control attempts of us may be discouraged or prevented.

General Risk Factors

Your ownership may be diluted if additional capital stock is issued to raise capital, to finance acquisitions or in connection with strategic transactions.

We intend to seek to raise additional funds, finance acquisitions or develop strategic relationships by issuing equity or convertible debt securities, which would reduce the percentage ownership of our existing stockholders. Our board of directors has the authority, without action or vote of the stockholders, to issue all or any part of our authorized but unissued shares of common stock. Our articles of organization authorize us to issue up to 50,000,000 shares of common stock. Future issuances of common stock would reduce your influence over matters on which stockholders vote and would be dilutive to earnings per share.

Negative research about our business published by analysts or journalists could cause our stock price to decline. A lack of regularly published research about our business could cause trading volume or our stock price to decline.

The trading market for our common stock depends in part on the research and reports that analysts and journalists publish about us or our business. If analysts or journalists publish inaccurate or unfavorable research about our business, our stock price would likely decline. If we fail to meet the expectations of analysts for our operating results, or if the analysts who covers us downgrade our stock, our stock price would likely decline. If one or more of these analysts ceases coverage of us or fails to publish reports on us regularly, demand for our stock could decrease, which could cause our stock price and trading volume to decline.

Claims for indemnification by our directors and officers may reduce our available funds to satisfy successful third-party claims against us and may reduce the amount of money available to us.

Our bylaws contain provisions that eliminate, to the maximum extent permitted by the MBCA, the personal liability of our directors and executive officers for monetary damages for breach of their fiduciary duties as a director or officer. Our bylaws also provide that we will indemnify our directors and executive officers and may indemnify our employees and other agents to the fullest extent permitted by the MBCA. Any claims for indemnification made by our directors or officers could impact our cash resources and our ability to fund the business.

We have no intention of declaring dividends in the foreseeable future.

The decision to pay cash dividends on our common stock rests with our board of directors and will depend on our earnings, unencumbered cash, capital requirements and financial condition. We do not anticipate declaring any dividends in the foreseeable future, as we intend to use any excess cash to fund our operations. Investors in our common stock should not expect to receive dividend income on their investment, and investors will be dependent on the appreciation of our common stock to earn a return on their investment.

Artificial intelligence presents risks and challenges that can impact our business, including by posing security risks to our confidential information, proprietary information and personal data.

Issues in the development and use of artificial intelligence, combined with an uncertain regulatory environment, may result in reputational harm, liability, or other adverse consequences to our business operations. As with many technological innovations, artificial intelligence presents risks and challenges that could impact our business. We may adopt and integrate generative artificial intelligence tools into our systems for specific use cases reviewed by legal and information security. Our vendors may incorporate generative artificial intelligence tools into their offerings without disclosing this use to us, and the providers of these generative artificial intelligence tools may not meet existing or rapidly evolving regulatory or industry standards with respect to privacy and data protection and may inhibit our or our vendors’ ability to maintain an adequate level of service and experience. If we, our vendors, or our third-party partners experience an actual or perceived breach or privacy or security incident because of the use of generative artificial intelligence, we may lose valuable intellectual property and confidential information and our reputation and the public perception of the effectiveness of our security measures could be harmed. Further, bad actors around the world use increasingly sophisticated methods, including the use of artificial intelligence, to engage in illegal activities involving the theft and misuse of personal information, confidential information, and intellectual property. Any of these outcomes could damage our reputation, result in the loss of valuable property and information, and adversely impact our business.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 1C. CYBERSECURITY.

As a company selling products, including those for defense applications, we may be the target of cyber-attacks from a variety of threat actors. Cybersecurity threats include attacks on, or other attempts to infiltrate, our information technology (IT) infrastructure and the IT infrastructure of our customers, suppliers, subcontractors and other third parties, attempting to gain unauthorized access to our confidential or other proprietary information, classified information, or information relating to our employees, customers, and other third parties, or to disrupt our systems or the systems of our customers, suppliers, subcontractors, and other third parties. Cybersecurity threats also include attempts to infiltrate our products or services, including attacks targeting the security, confidentiality, integrity and/or availability of the hardware, software and information installed, stored or transmitted in our products, including after the purchase of those products and when they are incorporated into third-party products, facilities, or infrastructure.

Our Cybersecurity Program.

Our products and services are normally classified as EAR 99 by the U.S. government, but our defense customers generally require compliance with the International Traffic in Arms Regulation (“ITAR”). Moreover, our products sold for defense applications are integrated with our customers’ products and these customers may provide us with Controlled Unclassified Information (CUI) that requires, safeguarding and dissemination controls in accordance with laws, regulations, or Government-wide policies. Given the nature of our business and the cybersecurity risks we face, we have instituted cybersecurity measures for identifying, assessing, and managing cybersecurity risks, which include material risks from cybersecurity threats to our internal systems, our products, services and programs for customers, and our supply chain.

The goals of our enterprise cybersecurity program align with the National Institute of Standards and Technology (NIST) standards, among others. The program includes processes and controls for the deployment of new IT systems by the Company and controls over new and existing system operations. We, or third parties we contract with, monitor and conduct regular testing of these controls and systems, including vulnerability management through active discovery and testing to regularly assess patching and configuration status. In addition, we require our employees to complete data security training, and we regularly conduct simulated phishing and cyber-related communications.

Incident Response.

Our cybersecurity program includes monitoring for potential security threats that may lead to vulnerabilities. We evaluate and assign severity levels to incidents, escalate and engage an incident response team based on severity, and manage and mitigate the related risks. Incidents are reported internally to members of senior management and/or the Board of Directors as appropriate based on severity and incident type and are also analyzed for external reporting requirements. Our incident response process is also designed to coordinate functions to enable continuity of essential business operation in the event of a cyber crisis.

Third Party Service Providers.

We engage third party service providers to expand the capabilities and capacity of our cybersecurity program, including for design, monitoring and testing of the program’s risk prevention and protection measures, and process execution including incident detection, investigation, analysis and response, eradication, and recovery. Our Chief Financial Officer and Vice President of Engineering meet regularly with third party service providers to review their performance and progress towards our cybersecurity initiatives.

Program Assessment.

We continuously evaluate and seek to improve and mature our cybersecurity processes against government standards. Our cybersecurity program is regularly assessed through management self-evaluation and ongoing monitoring procedures to evaluate our program effectiveness, including assessments associated with internal controls over financial reporting as well as vulnerability management through active discovery and testing to validate patching and configuration. As cybersecurity threats are continuously evolving, we also periodically engage with third parties to perform maturity assessments of our program to identify potential risk areas and improvement opportunities. This includes assessment of our overall program, policies and processes, compliance with regulatory requirements and an overall assessment of key vulnerabilities. We use these assessments to supplement our own evaluation of the overall health of our program and target improvement areas.

Board Oversight and Management’s Role

Our Board of Directors has primary oversight responsibility for enterprise cybersecurity risks. The Audit Committee also considers enterprise cybersecurity risks in connection with its financial and compliance risk oversight role. The Chief Financial Officer regularly reports to the Board of Directors on the status of the Company’s cybersecurity program and provides the Board with the annual assessment by a third party on the Company’s cybersecurity program.

For more information on risks related to cybersecurity, see Item IA. “Risk Factors” of this Form 10-K.

ITEM 2.       PROPERTIES.

We conduct our domestic operations at four facilities in Gardner, Massachusetts, one facility in El Paso, Texas, and one facility in Windham, Maine. The facilities in El Paso and Windham are leased from unrelated parties. The Company leases its primary facility in Gardner, Massachusetts from Equity Assets, Inc. (“EAI”), an entity formerly owned by the Company’s founder Richard E. Forkey and then later owned by a trust controlled by his step-daughter, established for the benefit of the step-daughter and four siblings (including Joseph N. Forkey, who is Chief Executive Officer, President, Treasurer and a Director of the Company). The original lease for the principal facility in Gardner expired in 1999, and the Company has since been a tenant-at-will, paying rent to EAI of $9,000 per month for that facility. On July 19, 2023, the trust distributed the EAI shares equally among the five beneficiaries (20% each). Those shareholders then entered into a shareholder agreement under which all five were elected as directors of EAI and under which Joseph N. Forkey has been elected as president. The shareholder agreement provides that Dr. Forkey will be recused from any matters involving negotiations with the Company, including without limitation any lease negotiations. Dr. Forkey is not compensated by EAI for his services as president or a director, and his present 20% interest in rents being received from the Company is $21,600 per year.

We believe these facilities in Gardner, El Paso and Windham are adequate for our current operations and are adequately covered by insurance. Significant increases in production or the addition of significant equipment additions or manufacturing capabilities in connection with manufacturing, however, require improvements to existing facilities or the acquisition or lease of additional facilities.

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

Holders

As of September 20, 2024, we had approximately 118 holders of record of our common stock. Holders of record include nominees who may hold shares on behalf of multiple owners.

Dividends

We have not declared any dividends during the last two fiscal years. At present, we intend to retain our earnings, if any, to finance research and development and the expansion of our business.

Recent Sales of Unregistered Securities

All information related to equity securities sold by us during the period covered by this report that were not registered under the Securities Act have been included in our Form 10-Q filings or in a Form 8-K filing.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not repurchase any of our equity securities during the year ended June 30, 2024.

ITEM 6.        [RESERVED]

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

Critical Accounting Policies and Estimates

Allowance for Credit Losses

We are subject to credit risk primarily in our trade accounts receivable. We generally do not require collateral or other security as a condition of sale, rather we rely on credit approval, balance limitation and monitoring procedures to control credit risk in trade account financial instruments. Our customer base includes many large medical device and defense/aerospace companies, as well as newly incorporated entities pursuing emerging technologies. In those cases when we cannot determine the creditworthiness of our customer, we obtain prepayments and deposits that we judge will be sufficient to mitigate the risk of a significant financial loss. We establish reserves against losses that include both a review of specific account balances and current payment characteristics which are monitored contemporaneously to determine the adequacy of our reserve. Nevertheless, our customers may be adversely impacted by economic factors beyond our understanding and control, and which are difficult to foresee or estimate. A 1% increase in the accounts receivable reserve would increase our costs by approximately $37,000. We recognized bad debt expense of $202,000 and $488,000 for the years ending June 30, 2024, and June 30, 2023, respectively.

Reserve for Excess and Obsolete Inventory

Inventories, consisting of raw materials, work in process and finished goods, are primarily accounted for using the first-in first-out method, and are valued at the lower of cost and net realizable value. This valuation requires us to make judgments, based on currently available information, regarding product demand and the potential for a future financial loss resulting from the liquidation and disposal of unusable or unsaleable inventory. These assumptions about the future disposition of inventory are inherently uncertain, and changes in our estimates and assumptions may require us to realize write-downs. In addition, we enter into binding supplier commitments which are based on forecasted customer demand. If our customers reduce their forecasts, we may incur additional costs. An increase in the calculation of the reserve for excess and obsolete inventory equivalent to 1% of gross inventory value would increase our costs by approximately $35,000.

Other significant accounting policies are included in the Notes to our Financial Statements contained elsewhere in this Annual Report on Form 10-K.

Results of Operations for the Fiscal Year Ended June 30, 2024 as Compared to the Fiscal Year Ended June 30, 2023

Revenue

	Year Ended June 30,
	2024	Percent of Sales	2023	Percent of Sales	Increase (Decrease)	Percent Change
Engineering Design Services	8,323,433	43.6	6,728,867	32.0	1,594,566	23.7
Optical Components	8,384,140	43.9	10,523,806	50.0	(2,139,666)	(20.3)
Finished Products and Assemblies	2,396,777	12.5	3,791,794	18.0	(1,395,017)	(36.8)
Total Revenues	19,104,350	100.0	21,044,467	100.0	(1,940,117)	(9.2)

Total revenues for the fiscal year ended June 30, 2024 were $19,104,350, as compared to $21,044,467 for the same period in the prior year, a decrease of $1,940,117, or 9.2%. Of this decrease, $600,000 was attributable to the sale of one-time technology rights sold in December 2022 with the remaining decrease of 6.6% attributable to the factors discussed below.

Revenue from Engineering Design Services increased 23.7% during the year ending June 30, 2024 from the prior year ending June 30, 2023. Revenue increases in the engineering design services resulted from increasing demand for services and continued expansion of engineering capacity. Engineering sales were driven by customer design engagements that will be transitioning into the later manufacture of new Finished Products and Assemblies.

Revenue from Optical Components decreased 20.3% during the year ending June 30, 2024 from the prior year ending June 30, 2023, due in large part to reduced industry demand, which we believe to be temporary. We believe the decreases in optical components were driven by lower order volumes and delayed deliveries as customers rebalance their inventories, which had grown beyond sustainable levels due to increased ordering in response to concerns about supply chain disruptions initially driven by the Covid 19 pandemic.

Revenue from Finished Products and Assemblies decreased 36.8% for the year ending June 30, 2024 from the prior year ending June 30, 2023. The decreases in Finished Products and Assemblies were primarily attributable to timing differences between the exit of certain mature customer programs and reorders for ongoing products and the introduction of new customer programs, primarily single-use medical devices and new defense / aerospace opportunities.

Gross Profit

Gross margin decreased to 30.3% during the year ended June 30, 2024, compared to 36.8% for the year ended June 30, 2023. Gross profit decreased to $5,797,777 during the year ended June 30, 2024, compared to $7,734,136 for the year ended June 30, 2023, primarily driven by changes in the product sales mix and underutilization of fixed cost resources due to the decreases in revenue discussed above. The $600,000 one-time technology rights revenue in December 2022 of the prior year had a significant impact on gross margin as it did not have any cost of sales associated with it. Excluding that revenue from both sales and gross profit for comparison purposes, the gross margin would have been 34.9% for the year ending June 30, 2023.

Research & Development

R&D expenses decreased $10,594 to $981,781 during the year ended June 30, 2024, compared to $992,375 during the year ended June 30, 2023. R&D expenses for the period primarily represent employee-related expenses to support product improvements and the development of new technologies.

Selling, General and Administrative Expenses

SG&A expenses increased $160,020, or 2.2% to $7,540,329 during the year ended June 30, 2024, compared to $7,380,909 during the year ended June 30, 2023. The increase in SG&A for the year was primarily due to increased salaries and benefits, increased travel and marketing-related expenses and increased insurance expense, partially offset by decreases in our reserve for doubtful accounts.

 Liquidity and Capital Resources

During the year ended June 30, 2024, cash on hand funded a net decrease in accounts payable and accrued expenses of $1,139,314 and an increase in inventory of $91,884, partially offset by a decrease of accounts receivable of $361,916. Capital equipment expenditures and additional patent costs during the year ended June 30, 2024, and in the same period in the prior year were $272,435 and $21,448, respectively. The increase was primarily attributable to the implementation of new computer-based ERP and IT systems. We also made payments of $556,468 on our term notes and capital leases and borrowed $1,000,000 on our revolving line of credit. These items, in addition to the impact of the net loss, net of depreciation, amortization, stock-based compensation and other non-cash items, resulted in a decrease of $2,520,574 in our cash and cash equivalents at June 30, 2024, from $2,925,852 at June 30, 2023, to $405,278 at June 30, 2024.

In October 2021 we entered a $2,600,000 term loan with a commercial bank. In June 2023 we added a second term loan in the amount of $750,000. We secured a $250,000 line of credit from the same bank in October 2021 for working capital needs, which was increased to $500,000 in May 2022 and to $1,250,000 in June 2023. There were $1,000,000 in borrowings outstanding on the line of credit on June 30, 2024, and additional availability in the amount of $250,000.

Our loan agreement contains a minimum annual debt service coverage ratio covenant of 1.2x, for the period ending June 30, 2024. We did not meet this annual debt service coverage ratio as of June 30, 2024. Our lender has agreed to waive compliance with the debt service ratio covenant for the period ending June 30, 2024. In addition to the waiver, we have entered into amendments dated September 30, 2024 with our lender to both term loans which provide for a six month period of interest only payments from September 15, 2024 through February 15, 2025. We will begin to pay principal and interest under the Notes beginning with the payments due on March 15, 2025, with a new amortization schedule for the remaining term for such Notes through their maturity date. There were no other changes to or modifications to the Loan Agreement or the Notes.

On August 14. 2024 we entered into securities purchase agreements with institutional and accredited investors in addition to certain directors and officers of the Company for the purchase and sale of 265,868 shares of the Company’s common stock resulting in gross proceeds of approximately $1.4 million before deducting placement agent commissions and other estimated offering expenses. Net proceeds were approximately $1.2 million.

 Contractual cash commitments for the fiscal periods subsequent to June 30, 2024, are summarized as follows:

	Fiscal 2025	Thereafter	Total
Capital lease for equipment, including interest	$43,919	$28,004	$71,923
Minimum operating lease payments	$178,450	$11,549	$189,999

We have contractual cash commitments related to open purchase orders as of June 30, 2024, of approximately $6,250,000.

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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company, as defined by Rule 12b-2 of the Exchange Act and in Item 10(f)(1) of Regulation S-K, we are not required to provide the information requested by this Item.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Stockholders of Precision Optics Corporation, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Precision Optics Corporation, Inc. (the “Company”) as of June 30, 2024 and 2023, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the two year period ended June 30, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the two year period ended June 30, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matters communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

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

Our assessment of managements’ evaluation of the above referenced matters related to proper revenue recognition is significant to our audit because of the nature and extent of audit effort required to address the matter, the amounts are material to the financial statements, the assessment process involves significant auditor judgment, and the application of U.S. generally accepted accounting principles in this area is complex.

How the Critical Audit Matter Was Addressed in the Audit

Our principal audit procedures related to the Company’s revenue recognition for customer contracts included the following:

•	We evaluated the appropriateness of management’s revenue recognition policies.
•	We tested the mathematical accuracy of management’s calculations of revenue and the associated timing of revenue recognized in the consolidated financial statements.
•	We selected a sample of revenue transactions and performed the following procedures:

o	Obtained and read source documents for each selection, including master agreements, purchase orders and other documents that evidenced the customer arrangement.
o	Tested management’s identification and treatment of the key contract terms, including performance obligations and variable consideration.
o	Assessed the terms in the customer agreement and evaluated the appropriateness of management’s application of the Company’s accounting policies, along with their use of estimates, in the determination of revenue recognition conclusions.

/s/ Stowe & Degon LLC

Westborough, Massachusetts

September 30, 2024

We have served as the Company’s auditor since 2008

PRECISION OPTICS CORPORATION, INC.

Consolidated Balance Sheets at June 30, 2024 and 2023

	2024	2023
ASSETS
Current Assets:
Cash and cash equivalents	$405,278	$2,925,852
Accounts receivable, net of allowance for credit losses of $118,872 at June 30, 2024 and $606,715 at June 30, 2023	3,545,491	3,907,407
Inventories	2,868,100	2,776,216
Prepaid expenses	299,364	249,681
Total current assets	7,118,233	9,859,156

Fixed Assets:
Machinery and equipment	3,341,194	3,227,481
Leasehold improvements	810,914	825,752
Furniture and fixtures	416,425	242,865
	4,568,533	4,296,098
Less—Accumulated depreciation and amortization	4,074,960	3,862,578
Net fixed assets	493,573	433,520

Operating lease right-of-use asset	189,999	358,437
Patents, net	286,559	265,111
Goodwill	8,824,210	8,824,210
Total other assets	9,300,768	9,447,758
TOTAL ASSETS	$16,912,574	$19,740,434

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Revolving line of credit	$1,000,000	$–
Current portion of capital lease obligation	41,113	43,209
Current maturities of long-term debt	276,928	513,259
Accounts payable	1,397,313	2,432,264
Customer advances	1,172,350	1,174,690
Accrued compensation and other	840,662	927,521
Operating lease liability	178,450	168,677
Total current liabilities	4,906,816	5,259,620

Capital lease obligation, net of current portion	27,369	68,482
Long-term debt, net of current maturities	1,899,052	2,175,980
Operating lease liability, net of current portion	11,549	189,760
Total liabilities	6,844,786	7,693,842
Stockholders’ Equity:
Common stock, $0.01 par value: 50,000,000 shares authorized; issued and outstanding – 6,073,939 shares at June 30, 2024 and 6,066,518 shares at June 30, 2023	60,739	60,665
Additional paid-in capital	61,197,433	60,224,934
Accumulated deficit	(51,190,384)	(48,239,007)
Total stockholders’ equity	10,067,788	12,046,592

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$16,912,574	$19,740,434

The accompanying notes are an integral part of these consolidated financial statements.

PRECISION OPTICS CORPORATION, INC.

Consolidated Statements of Operations

for the Years Ended June 30, 2024 and 2023

	2024	2023

Revenues	$19,104,350	$21,044,467
Cost of goods sold	13,306,573	13,310,331

Gross profit	5,797,777	7,734,136

Research and development expenses, net	981,781	992,375
Selling, general and administrative expenses	7,540,329	7,380,309
Total operating expenses	8,522,110	8,372,684

Operating loss	(2,724,333)	(638,548)

Other income (expense)
Interest expense	(225,108)	(218,927)
Gain on revaluation of contingent earn-out liability	–	714,798

Loss before provision for income taxes	(2,949,441)	(142,677)

Provision for income taxes	1,936	1,936

Net loss	$(2,951,377)	$(144,613)

Loss per share:
Basic and fully diluted	$(0.49)	$(0.03)

Weighted average common shares outstanding:
Basic and fully diluted	6,068,329	5,666,034

The accompanying notes are an integral part of these consolidated financial statements.

PRECISION OPTICS CORPORATION, INC.

Consolidated Statements of Stockholders’ Equity

for the Years Ended June 30, 2024 and 2023

	Number of Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity

Balance, June 30, 2022	5,638,302	$56,383	$57,009,506	$(48,094,394)	$8,971,495
Issuance of common stock in private placement	420,000	4,200	2,284,082	–	2,288,282
Proceeds from exercise of stock option	8,216	82	12,314	–	12,396
Stock-based compensation	–	–	919,032	–	919,032
Net loss	–	–	–	(144,613)	(144,613)
Balance, June 30, 2023	6,066,518	$60,665	$60,224,934	$(48,239,007)	$12,046,592

Proceeds from exercise of stock option	4,333	43	12,746	–	12,789
Exercise of stock options net of 2,916 shares withheld	3,088	31	(31)	–	–
Stock-based compensation	–	–	959,784	–	959,784
Net loss	–	–	–	(2,951,377)	(2,951,377)
Balance, June 30, 2024	6,073,939	$60,739	$61,197,433	$(51,190,384)	$10,067,788

The accompanying notes are an integral part of these consolidated financial statements.

PRECISION OPTICS CORPORATION, INC.

Consolidated Statements of Cash Flows

For the Years Ended June 30, 2024 and 2023

	2024	2023
Cash Flows from Operating Activities:
Net loss	$(2,951,377)	$(144,613)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities-
Gain on revaluation of contingent earn-out liability	–	(705,892)
Depreciation and amortization	212,382	210,735
Stock-based compensation expense	959,784	919,032
Non-cash interest expense	17,504	4,087
Changes in operating assets and liabilities:
Accounts receivable, net	361,916	(1,243,535)
Inventories	(91,884)	245,931
Prepaid expenses	(49,683)	(36,233)
Accounts payable	(1,034,951)	193,089
Customer advances	(2,340)	269,577
Accrued compensation and other	(104,363)	206,732
Net cash used in operating activities	(2,683,012)	(81,090)

Cash Flows from Investing Activities:
Additional patent costs	(21,448)	(35,713)
Purchases of property and equipment	(272,435)	(16,784)
Net cash used in investing activities	(293,883)	(52,497)

Cash Flows from Financing Activities:
Payment of capital lease obligations	(43,209)	(40,705)
Payments of long-term debt	(513,259)	(367,341)
Issuance of long-term debt	–	750,000
Payment of debt issuance costs	–	(22,275)
Payment of acquisition earn-out liability	–	(166,667)
Borrowings on revolving line of credit	1,000,000	–
Gross proceeds from private placements of common stock	–	2,288,281
Gross proceeds from exercise of stock options	12,789	12,397
Net cash provided by financing activities	456,321	2,453,690

Net increase (decrease) in cash and cash equivalents	(2,520,574)	2,320,103
Cash and cash equivalents, beginning of year	2,925,852	605,749

Cash and cash equivalents, end of year	$405,278	$2,925,852

Supplemental disclosure of cash flow information:
Cash paid during the year for income taxes	$1,936	$1,936

The accompanying notes are an integral part of these consolidated financial statements.

PRECISION OPTICS CORPORATION, INC.

Notes to Consolidated Financial Statements

(1)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	Nature of Business

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

In February 2022, the Company’s Board of Directors authorized a reverse split of the Company’s outstanding shares of common stock within a stated range of 1:1.5 to 1:3, which was subsequently approved by stockholders holding more than a majority of the outstanding shares of Common Stock at the Company’s Annual Meeting on April 8, 2022. The Company effected the reverse stock split on a one-for-three basis on November 1, 2022, as reported by the Company on Form 8-K filed with the Securities and Exchange Commission on November 2, 2022.

As a result of the reverse stock split, every three shares of issued and outstanding common stock were automatically combined into one issued and outstanding share of common stock, without any change in the par value per share or the number of the Company’s authorized shares. The reverse stock split reduced the number of shares of common stock outstanding from 16,915,089 on November 1, 2022, to approximately 5,638,302 shares, after reduction for the elimination of fractional shares.

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

The Company determines revenue recognition for arrangements that we determine are within the scope of Accounting Standards Codification Topic 606, Revenue from Contracts with Customers, (“ASC 606”), by performing the following five steps: (i) identify the contract with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when, or as, we satisfy the performance obligations. At contract inception, once the contract is determined to be within the scope of ASC 606, we assess the goods or services promised within the contract and determine those that are performance obligations and assess whether each promised good or service is distinct based on the contract.

The Company disaggregates revenues by product and service types as it believes best depicts how the nature, amount, timing and uncertainty of revenues and cash flows are affected by economic factors. Revenues are comprised of the following for year ended June 30, 2024, and 2023:

	Year Ended June 30,
	2024	2023
Engineering Design Services	$8,323,433	$6,728,867
Optical Components	8,384,140	10,523,806
Medical Device Products and Assemblies	2,396,777	3,791,794
Total Revenues	$19,104,350	$21,044,467

Other selling costs to obtain and fulfill contracts are expensed as incurred due to the short-term nature of a majority of contracts. The Company extends terms of payment to its customers based on commercially reasonable terms for the markets of its customers, while also considering their credit quality. Shipping and handling costs charged to customers are included in revenue.

Revenue recognition policies for each of the three product and service types appear below.

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

Contract Assets and Liabilities

The nature of the Company’s products and services does not generally give rise to contract assets as it typically does not incur costs to fulfill a contract before a product or service is provided to a customer. The Company’s costs to obtain contracts are typically in the form of sales commissions paid to employees. The Company has elected to expense sales commissions associated with obtaining a contract as incurred as the amortization period is generally less than one year. These costs have been recorded in selling, general and administrative expenses. As of June 30, 2024 and 2023, there were no contract assets recorded in the Company’s Consolidated Balance Sheets.

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

Contract liabilities, which were recorded as customer advances in the Company’s Consolidated Balance Sheets, and unearned revenue are comprised of the following:

	Year Ended June 30,
	2024	2023
Contract liabilities, beginning of period	$1,174,690	$905,113
Unearned revenue received from customers	1,946,946	2,545,317
Revenue recognized	(1,949,286)	(2,275,740)
Contract liabilities, end of period	$1,172,350	$1,174,690

(d)	Cash and Cash Equivalents

The Company includes in cash equivalents all highly liquid investments with original maturities of three months or less at the time of acquisition. Cash and cash equivalents of $405,278 and $2,925,852 on June 30, 2024 and 2023, respectively, consist primarily of cash at banks and money market funds. The Company maintains its cash and cash equivalents in bank deposit accounts that, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on its cash and cash equivalents.

(e)	Inventories

Inventories are stated at the lower of cost (first-in, first-out) and net realizable value and include material, labor and manufacturing overhead. The components of inventories on June 30, 2024 and 2023 are as follows:

	2024	2023
Raw material	$1,570,135	$1,142,816
Work-in-progress	157,406	322,538
Finished goods	1,140,559	1,310,862
	$2,868,100	$2,776,216

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

Depreciation and amortization expense was $212,382 and $210,735 for the years ended June 30, 2024 and 2023, respectively.

(g)	Significant Customers and Concentration of Credit Risk

Financial instruments that subject the Company to credit risk consist primarily of cash equivalents and trade accounts receivable. The Company places its investments with highly rated financial institutions. The Company has not experienced any losses on these investments to date. At June 30, 2024, and 2023, two individual customers accounted for more than 10% of the Company’s total accounts receivable.

The allowance for credit losses was $118,872 at June 30, 2024, and $606,715 at June 30, 2023.

	Year Ended June 30,
	2024	2023
Allowance for credit losses, beginning of period	$606,715	$44,135
Change in the provision for expected credit losses	(23,541)	567,066
Writeoffs charged against the allowance	(464,302)	(4,847)
Allowance for credit losses, end of period	$118,872	$606,715

In the year ended June 30, 2023, the Company increased the credit loss reserve to cover potential losses due to the insolvency of one customer and wrote off the receivable against the reserve during the year ended June 30, 2024. The Company generally does not require collateral or other security as a condition of sale, rather it relies on credit approval, balance limitation and monitoring procedures to control credit risk in trade account financial instruments. Management believes the allowance for credit losses, which is established based upon review of specific account balances and historical experience, is adequate at June 30, 2024.

(h)	Loss per Share

Basic income (loss) per share is computed by dividing net income or net loss by the weighted average number of shares of common stock outstanding during the period. Diluted income (loss) per share is computed by dividing net income or net loss by the weighted average number of shares of common stock outstanding during the period, plus the number of potentially dilutive securities outstanding during the period such as stock options and warrants. For the years ended June 30, 2024 and 2023, the effect of such securities was antidilutive and not included in the diluted calculation because of the net loss generated in those periods.

The following is the calculation of loss per share for the years ended June 30, 2024 and 2023:

	Year Ended June 30,
	2024	2023
Net Loss– Basic and Diluted	$(2,951,377)	$(144,613)

Basic and diluted weighted average shares outstanding	6,068,329	5,666,034

Loss per share
Basic and fully diluted	$(0.49)	$(0.03)

The number of shares issuable upon the exercise of outstanding stock options and warrants that were excluded from the computation as their effect was antidilutive was approximately 1,357,735 and 1,017,041 for the years ended June 30, 2024 and 2023, respectively.

(i)	Stock-Based Compensation

The measurement and recognition of compensation costs for all stock-based awards made to employees and the Board of Directors are based upon fair value over the requisite service period for awards expected to vest. The Company estimates the fair value of share-based awards on the date of grant using the Black-Scholes option-pricing model. Stock-based compensation costs recognized for the years ended June 30, 2024, and 2023 amounted to $959,784 and $919,032, respectively.

(j)	Goodwill and Patents

Long-lived assets such as goodwill and patents are capitalized when acquired and reviewed for impairment whenever events or changes in circumstances indicate that the book value of the asset may not be recoverable. Impairment of the carrying value of long-lived assets such as goodwill and patents would be indicated if the best estimate of future undiscounted cash flows expected to be generated by the asset grouping is less than its carrying value. If an impairment is indicated, any loss is measured as the difference between estimated fair value and carrying value and is recognized in operating income or loss. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. No such impairments of goodwill or patents have been estimated by management during the years ended June 30, 2024 or 2023.

(k)	Fair Value of Financial Instruments

Financial instruments consist principally of cash and cash equivalents, accounts receivable and accounts payable. The estimated fair value of these financial instruments approximates their carrying value due to their short-term nature.

(l)	Research and Development

Research and development expenses are charged to operations as incurred. The Company groups development and prototype costs and related reimbursements in research and development. There were no reimbursements for research and development recorded in research and development for the years ended June 30, 2024, and 2023.

(m)	Comprehensive Income

Comprehensive income or loss is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The Company’s comprehensive loss or income for the years ended June 30, 2024 and 2023 was equal to its net loss for the same periods.

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

(q)	Recent Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which replaces the existing incurred loss impairment model with an expected credit loss model and requires a financial asset measured at amortized cost to be presented at the net amount expected to be collected. Public business entities classified as smaller reporting companies were required to apply the provision of ASU 2016-13 with annual reporting periods after December 15, 2022. The Company adopted the standard as of July 1, 2023, and the adoption of this guidance did not have a material impact on its consolidated financial statements and related disclosures.

(2)	BUSINESS ACQUISITION

On October 4, 2021, the Company entered into an asset purchase agreement to acquire substantially all of the assets of Lighthouse Imaging, LLC, a medical optics and digital imaging business. The aggregate cash purchase price consisted of $2,855,063 in cash at closing, 833,333 shares of common stock and $1,500,000 as earn-out consideration over the subsequent two-year period. The earn-out consideration of $1,500,000, which would have been paid at a rate of $750,000 per annum from October 1, 2021 to September 30, 2023 was not paid because the required levels of gross profit were not attained. Accordingly, the Company recognized a gain on the revaluation of the contingent earn-out liability for the final year of the earn-out in the year ended June 30, 2023.

(3)	COMMITMENTS

(a)	Bank Financing Activities

Bank Line of Credit

On October 4, 2021, the Company entered into a Loan Agreement with Main Street Bank of Marlborough, Massachusetts (“Lender”), which provided for a $2,600,000 Term Loan and a $250,000 Revolving Line of Credit Loan Facility, which was increased to $500,000 effective May 17, 2022, and $1,250,000 effective June 2, 2023. The $1,250,000 line of credit is due on demand and had $1,000,000 in borrowings outstanding at June 30, 2024. Borrowings under the line of credit bear interest payable monthly at the prime lending rate plus 1.5% per annum and shall not be less than 4.75% per annum. Borrowings under the line of credit are limited to the borrowing base comprised of a percentage of accounts receivable and inventory and are secured by all the assets of the Company.

The Company’s Loan Agreement with the Lender contains a minimum annual debt service coverage ratio covenant of 1.2x, for the period ending June 30, 2024. The Company did not meet this annual debt service coverage ratio as of such fiscal year end date. The Company’s Lender has agreed to waive compliance with such debt service ratio covenant for the period ending June 30, 2024. In connection with its waiver the Company will pay a waiver fee of $5,000. In addition to such waiver, the Lender and the Company have entered into an amendment dated September 30, 2024 to that certain Term Loan dated October 4, 2021, as amended and that certain Promissory Note dated June 2, 2023 (collectively, the “Notes”) which amendments provide for a six month period of interest only payments from September 15, 2024 through February 15, 2025 for the Notes. The Company will begin to pay principal and interest under the Notes beginning with the payments due on March 15, 2025, with a new amortization schedule for the remaining term for such Notes through their maturity date. There were no other changes to or modifications to the Loan Agreement or the Notes.

Long-Term Debt

Long-term debt consists of the following at June 30, 2024:

Amount
Term Loan Note payable to Main Street Bank with monthly principal payments of $30,952, excluding six months in Fiscal 2025, plus interest at the prime lending rate plus 1.5% per annum. Secured by all assets of the Company, and subject to certain periodic reporting to the bank, an annual minimum debt service coverage ratio of 1.20:1 commencing with the fiscal year ending June 30, 2023, and other conditions. The Term Loan Note matures on October 15, 2028	$1,609,524

Permanent Working Capital Loan payable to Main Street Bank with monthly principal payments of $12,500 excluding six months in Fiscal 2025, plus interest at a fixed rate of 8.625% per annum. Secured by all assets of the Company, and subject to certain periodic reporting to the bank, an annual minimum debt service coverage ratio of 1.20:1 commencing with the fiscal year ending June 30, 2023, and other conditions. The Term Loan Note matures on June 15, 2028	600,000

Less current maturities	(276,928)
Less debt issuance costs, net of accumulated amortization of $14,360.	(33,544)
Long-term debt, net of current portion of debt issuance costs	$1,899,052

At June 30, 2024 principal payments due on long-term debt are as follows:

Fiscal Year Ending June 30:
2025	$285,097
2026	594,578
2027	594,578
2028	594,578
2029	140,693
Total long-term debt	$2,209,524

(b)	Lease Obligation

In March 2021 the Company entered into a five-year capital lease in the amount of $161,977 and in January 2020, the Company entered into a five-year capital lease for $47,750, both for manufacturing equipment. The net book value of fixed assets under capital lease obligations as of June 30, 2024 is $71,107.

On July 1, 2019 the Company entered into a three-year operating lease for its facility in El Paso, Texas, and in February 2022 the Company entered into an extension of the lease for an additional three years through June 2025. Remaining minimum lease payments at June 30, 2024 total $46,047. Total lease costs including base rent and common area expenses was $64,621 and $67,534 during the fiscal years ended June 30, 2024 and 2023, respectively. On October 4, 2021 the Company assumed the remaining term of the Windham Maine lease as part of the Lighthouse acquisition. The lease expires on July 31, 2025. Remaining minimum lease payments at June 30, 2024 total $144,943. Total lease costs including base rent and common area expenses was $137,728 and $141,351 during the fiscal year ended June 30, 2024 and 2023, respectively. The amount of variable lease payments is immaterial. Included in the accompanying balance sheet at June 30, 2024 is a right-of-use asset of $189,999 and current and long-term right-of-use operating lease liabilities of $178,450 and $11,549, respectively.

At June 30, 2024 future minimum lease payments under the capital lease and operating lease obligations are as follows:

Fiscal Year Ending June 30:	Capital Leases	Operating Lease
2025	$43,919	$183,319
2026	28,028	11,933
Total Minimum Payments	71,947	195,252
Less: amount representing interest	3,465	5,253
Present value of minimum lease payments	68,482	189,999
Less: current portion	41,113	178,450
Future minimum long-term lease liability	$27,369	$11,549

The Company’s four facilities in Gardner, Massachusetts which are used for offices, production and storage spaces are leased primarily on a tenant-at-will basis. Rent expense on these operating leases was $200,678 and $191,088 for the fiscal years ended June 30, 2024 and 2023, respectively.

(4)	STOCKHOLDERS’ EQUITY

(a)	Stock-Based Compensation Expense

The following table summarizes stock-based compensation expense for the years ended June 30:

	2024	2023
Cost of Goods Sold	$93,713	$34,966
Research and Development Expenses	–	182,498
Selling, General and Administrative Expenses	866,071	701,568
Stock Based Compensation Expense	$959,784	$919,032

As of June 30, 2024, the unrecognized compensation costs related to options vesting in the future is $1,053,617. No compensation has been capitalized because such amounts would have been immaterial. There was no net income tax benefit recognized related to such compensation for the years ended June 30, 2024, or 2023, as the Company is currently in a loss position. There were 285,527 stock options granted during the year ended June 30, 2024, and 267,336 stock options granted during the year ended June 30, 2023.

The Company uses the Black-Scholes option-pricing model as the most appropriate method for determining the estimated fair value for the stock awards. The Black-Scholes method of valuation requires several assumptions: (1) the expected term of the stock award; (2) the expected future stock volatility over the expected term; and (3) risk-free interest rate. The expected term represents the expected period of time the Company believes the options will be outstanding based on historical information. Estimates of expected future stock price volatility are based on the historic volatility of the Company’s common stock and the risk-free interest rate is based on the U.S. Zero-Bond rate. The Company utilizes a forfeiture rate based on an analysis of the Company’s actual experience. The fair value of options at date of grant was estimated with the following assumptions for options granted in fiscal year 2024:

	Year Ended
	June 30, 2024	June 30, 2023
Assumptions:
Option life	6.25 years	5.3 years
Risk-free interest rate	4.35-4.47%	3.0-7.0%
Weighted average stock volatility	99.4%	101.9%
Dividend yield	0.0%	0.0%
Weighted average fair value of grants	$4.69	$4.77

(b)       Stock Option Plans

The type of share-based payments currently utilized by the Company is stock options.

The Company has four stock option plans outstanding as of June 30, 2024, namely the Precision Optics Corporation, Inc. 2022 Equity Incentive Plan (the “2022 Plan”), the Precision Optics Corporation, Inc. 2021 Equity Incentive Plan (the “2021 Plan”), the Precision Optics Corporation, Inc. 2011 Equity Incentive Plan (the “2011 Plan”) and the Precision Optics Corporation, Inc. 2006 Equity Incentive Plan (the “2006 Plan”). Vesting periods under each of the Plans are at the discretion of the Board of Directors and typically average three years and in some instances are subject to future performance criteria. Options under these Plans are granted at fair market value on the date of grant and typically have an initial term of ten years from the date of grant, subject to certain cancellation provisions such as upon employment termination. The Company has filed Registration Statements on Form S-8 with the Securities and Exchange Commission to register all shares of common stock issuable under the 2022, 2021, 2011, and 2006 Plans.

On April 8, 2022, our Shareholders approved the 2022 Plan which provides eligible participants (certain employees, directors, consultants, etc.) the opportunity to receive a broad variety of equity based and cash awards. A maximum of 633,333 shares of the Company’s common stock may be issued pursuant to stock options or other awards under the 2022 Plan. At June 30, 2024, options for a total of 485,258 shares of common stock were outstanding and 148,075 shares of common stock were available for future grants under the 2022 Plan. The 2022 Plan permits the Board of Directors to authorize and increase of up to 5% of the then outstanding shares on an annual basis.

On May 10, 2021, our Board of Directors approved the 2021 Plan which likewise authorizes a broad variety of equity based and cash awards. A maximum of 333,333 shares of the Company’s common stock may be issued under the 2021 Plan. At June 30, 2024, options for a total of 247,326 shares of common stock were outstanding under the 2021 Plan and 80,786 shares of common stock were available for future grants under the 2021 Plan.

The 2011 Plan and 2006 Plan likewise provided for a broad variety of equity based and cash awards, but terminated in 2021 and 2016, respectively. At June 30, 2024, options for 614,252 shares of common stock were outstanding under the 2011 Plan. At June 30, 2024, options for a total of 10,899 shares of common stock were outstanding under the 2006 Plan.

The following tables summarize stock option activity for the years ended June 30, 2024 and 2023:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Life

Outstanding at June 30, 2022	904,667	$3.99	7.08 years
Grants	294,003	$6.27
Exercised	(8,523)	$3.05
Cancellations	(63,007)	$5.87
Outstanding at June 30, 2023	1,127,140	$4.54	6.88 years
Grants	285,257	$5.76
Exercised	(10,332)	$2.70
Cancellations	(44,330)	$4.18
Outstanding at June 30, 2024	1,357,735	$4.72	6.60 years

The aggregate intrinsic value of the Company’s “in-the-money” outstanding and exercisable options as of June 30, 2024, was $1,820,411 and $1,761,704, respectively.

(c)	Sale of Stock in June 2023

On June 15, 2023, the Company entered into agreements with certain institutional and accredited investors for the sale and purchase of 420,000 unregistered shares of its common stock, $0.01 par value at a purchase price of $6.00 per share. The Company used the net proceeds from this placement for general working capital needs.

In conjunction with the placement, the Company also entered into a registration rights agreement with the investors, whereby it registered the resale by the investors of 420,000 shares of its common stock purchased in the placement on a registration statement that was filed on July 20, 2023, and became effective on October 18, 2023.

(d)	Sale of Stock in August 2024

On August 14, 2024, the Company entered into agreements with certain institutional and accredited investors, in addition to certain directors and officers of the Company, for the sale and purchase of 265,868 shares of the Company’s common stock as further described in Footnote 7, Subsequent Events.

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

The provision for income taxes in the accompanying consolidated statements of operations consists of the state income tax liability of $1,936 for the years ended June 30, 2024, and 2023.

A reconciliation of the federal statutory rate to the Company’s effective tax rate for the fiscal years ended June 30, 2024 and 2023 is as follows:

	2024	2023
Income tax expense (benefit) at federal statutory rate	(21.0)%	(21.0)%
Increase (decrease) in tax resulting from:
State taxes, net of federal benefit	(6.3)%	(5.8)%
Change in valuation allowance	(16.3)%	(23.3)%
Stock based compensation	10.5%	176.0%
Net Operating Loss Utilization	–%	5.0%
Revaluation of contingent earn out liability	–%	(135.2)%
Nondeductible items	0.4%	5.6%
Effective tax rate	0.0%	1.3%

The components of deferred tax assets and liabilities at June 30, 2024 and 2023 are approximately as follows:

	2024	2023
Deferred tax assets:
Net operating loss carry forwards	$3,999,000	$2,617,000
Tax credit carry forwards	353,000	247,000
Reserves and accruals not yet deducted for tax purposes	254,000	407,000
Total deferred tax assets	4,606,000	3,271,000
Valuation allowance	(4,606,000)	(3,271,000)
Net deferred tax asset	$–	$–

The Company has provided a valuation allowance to reduce the net deferred tax asset to an amount the Company believes is “more likely than not” to be realized.

At June 30, 2024, the Company had federal and state net operating loss carry forwards of approximately $16,418,000 and $8,717,000, respectively, which will, if not used, expire at various dates beginning in fiscal year 2025.

(6)	PROFIT SHARING PLAN

The Company has a defined contribution 401(k) profit sharing plan. Employer profit sharing and matching contributions to the plan are discretionary. No employer profit sharing or matching contributions were made to the plan in fiscal years 2024 and 2023.

(7)	SUBSEQUENT EVENTS

On August 14. 2024 the Company entered into securities purchase agreements with institutional and accredited investors in addition to certain directors and officers of the Company for the purchase and sale of 265,868 shares of the Company’s common stock pursuant to a registered direct offering at a purchase price of $5.25 per share for the institutional and unaffiliated accredited investors and $5.79 per share for the directors and officers, resulting in gross proceeds of approximately $1.4 million before deducting placement agent commissions and other estimated offering expenses. Net proceeds were approximately $1.2 million.

ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.    CONTROLS AND PROCEDURES.

Management’s Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and our Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2024 due to the existence of the material weaknesses described below.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting as of June 30, 2024. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our evaluation, our management concluded that our internal control over financial reporting was not effective as of June 30, 2024.

The following is a description of a material weaknesses in our internal control over financial reporting and planned and implemented remediation:

We did not properly value our raw material and work-in-process inventory resulting in an overstatement of inventory and an understatement of cost of goods sold in the amount of $320,000. We used a manually updated spreadsheet to maintain our records of quantities and costs in inventory, prior to transitioning to a new ERP system. The new ERP system was not properly updated to reflect current costs, and proper units of measure for certain items in inventory. To address and remediate this material weakness, beginning with the quarter ending September 30, 2024, we will implement compensating controls, including conducting a thorough review of inventory item costs, updating incorrect item costs and units of measure in the new ERP system and establishing a methodology to continually monitor changes in costs through an analysis of purchase price variances and customer margin analysis.

We did not properly expense certain research and development costs totaling $147,000. We erroneously believed certain research and development costs were allowed to be capitalized under GAAP. The result was understatement of research and development expense by $147,000. The remediation of this material weakness has now been completed.

Changes in Internal Control over Financial Reporting

Except as described in the preceding section, there has been no change in our internal control over financial reporting that occurred during the fiscal year covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION.

During the three months ended June 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Our loan agreement contains a minimum annual debt service coverage ratio covenant of 1.2x, for the period ending June 30, 2024. We did not meet this annual debt service coverage ratio as of June 30, 2024. Our lender has agreed to waive compliance with the debt service ratio covenant for the period ending June 30, 2024. In addition to the waiver, we have entered into amendments dated September 30, 2024 with our lender to both term loans which provide for a six month period of interest only payments from September 15, 2024 through February 15, 2025. We will begin to pay principal and interest under the Notes beginning with the payments due on March 15, 2025, with a new amortization schedule for the remaining term for such Notes through their maturity date. There were no other changes to or modifications to the Loan Agreement or the Notes.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required under this item is incorporated by reference to the applicable information set forth in the Proxy Statement for the 2024 Annual Meeting of Stockholders.

Our Board of Directors has adopted a written Code of Business Conduct and Ethics applicable to all officers, directors and employees, which has been filed as an exhibit to this Annual Report.

ITEM 11.     EXECUTIVE COMPENSATION.

The information required under this item is incorporated by reference to the applicable information set forth in the Proxy Statement for the 2024 Annual Meeting of Stockholders.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required under this item is incorporated by reference to the applicable information set forth in the Proxy Statement for the 2024 Annual Meeting of Stockholders.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required under this item is incorporated by reference to the applicable information set forth in the Proxy Statement for the 2024 Annual Meeting of Stockholders.

ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required under this item is incorporated by reference to the applicable information set forth in the Proxy Statement for the 2024 Annual Meeting of Stockholders.

PART IV

ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

a.	Documents filed as part of this report

The following documents are filed as part of this Annual Report on 10-K:

1.	FINANCIAL STATEMENTS

The following documents are filed in Part II, Item 8 of this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at June 30, 2024 and 2023

Consolidated Statements of Operations for the years ended June 30, 2024 and 2023

Consolidated Statements of Stockholders’ Equity for the years ended June 30, 2024 and 2023

Consolidated Statements of Cash Flows for the years ended June 30, 2024 and 2023

Notes to Consolidated Financial Statements

2.	FINANCIAL STATEMENT SCHEDULES

All financial statement schedules have been omitted as they are not required, not applicable, or the required information is otherwise included.

b.	Exhibits

The exhibits listed below are filed with or incorporated by reference in this report.

Exhibit	Description

3.1	Restated Articles of Organization of Precision Optics Corporation, Inc. (included as Exhibit 3.1 to the Form 10-K filed September 28, 2023, and incorporated herein by reference).

3.2	Amended and Restated Bylaws of Precision Optics Corporation, Inc. (included as Exhibit 3.1 to the Current Report on Form 8-K filed July 11, 2014, and incorporated herein by reference).

3.3	Amendment to the Amended and Restated Bylaws of Precision Optics Corporation, Inc. effective May 13, 2022 (included as exhibit 3.5 to the Form 10-Q filed May 16, 2022, and incorporated herein by reference).

3.4	Articles of Amendment to the Amended Articles of Organization as filed with the Commonwealth of Massachusetts on October 24, 2022; and Articles of Amendment as filed with the Commonwealth of Massachusetts on October 26, 2022, to override the earlier amendment (included as Exhibit 3.1 to the Current Report on Form 8-K filed November 2, 2022, and incorporated herein by reference).

3.5	Articles of Amendment to the Amended Articles of Organization as filed with the Commonwealth of Massachusetts on October 27, 2022, to set revised effective date of reverse stock split (included as Exhibit 3.2 to the Current Report on Form 8-K filed November 2, 2022, and incorporated herein by reference).

4.1 *	Form of Common Stock Certificate

4.2*	Description of Securities

Exhibit	Description

10.1	Precision Optics Corporation, Inc. 2011 Equity Incentive Plan, dated October 13, 2011 (included as Exhibit 10.2 to Form S-8 filed October 14, 2011, and incorporated herein by reference.)

10.2	Precision Optics Corporation, Inc. Amended 2011 Equity Incentive Plan, dated October 14, 2011, as amended on April 16, 2015 (included as Exhibit 10.1 to the Company’s Registration Statement on Form S-8 filed April 20, 2015, and incorporated herein by reference).

10.3	Compensation Agreement, by and between the Company and Joseph N. Forkey, dated August 2, 2018 (included as Exhibit 10.1 to the Form 8-K filed on August 3, 2018, and incorporated herein by reference).

10.4	Form of Purchase Agreement, by and among Precision Optics Corporation, Inc. and several Investors, dated July 1, 2019 (included as Exhibit 10.2 to the Form 8-K filed on July 8, 2019, and incorporated herein by reference).

10.5	Form of Registration Rights Agreement, by and among Precision Optics Corporation, Inc. and several Investors, dated July 1, 2019 (included as Exhibit 10.3 to the Form 8-K filed on July 8, 2019, and incorporated herein by reference

10.6	Employment Agreement, by and among Precision Optics Corporation. Inc. and Divaker Mangadu, dated July 1, 2019 (included as Exhibit 10.4 to the Form 8-K filed on July 8, 2019, and incorporated herein by reference).

10.7†	Employment Agreement, by and among Precision Optics Corporation, Inc. and Jeff DiRubio, dated April 26, 2019 (included as Exhibit 10.16 to the annual report on Form 10-K filed on September 26, 2019, and incorporated herein by reference).

10.8+	Lease Agreement, by and among Precision Optics Corporation, Inc. and Texzona Industries Ltd. dated July 1, 2019 (included as Exhibit 10.17 to the annual report on Form 10-K filed on September 26, 2019, and incorporated herein by reference).

10.9†+	Asset Purchase Agreement, dated October 4, 2021, by and among Precision Optics Corporation, Inc. and Lighthouse Imaging, LLC and Anania & Associates Investment Company, LLC (included as Exhibit 10.1 to the current report on Form 8-K filed on October 8, 2021, and incorporated herein by reference).

10.10	Form of Securities Purchase Agreement, by and among Precision Optics Corporation, Inc. and several Investors, dated October 4, 2021 (included as Exhibit 10.2 to the current report on Form 8-K filed on October 8, 2021, and incorporated herein by reference).

10.11	Form of Registration Rights Agreement, by and among Precision Optics Corporation, Inc. and several Investors, dated October 4, 2021 (included as Exhibit 10.3 to the current report on Form 8-K filed on October 8, 2021, and incorporated herein by reference).

10.12+	Loan Agreement dated October 4, 2021, by and among Precision Optics Corporation, Inc. and Main Street Bank (included as Exhibit 10.4 to the current report on Form 8-K filed on October 8, 2021, and incorporated herein by reference).

10.13	$250,000 Revolving Line of Credit Note dated October 4, 2021 (included as Exhibit 10.5 to the current report on Form 8-K filed on October 8, 2021, and incorporated herein by reference).

10.14	$2,600,000 Term Loan Note dated October 4, 2021 (included as Exhibit 10.6 to the current report on Form 8-K filed on October 8, 2021, and incorporated herein by reference).

10.14	Security Agreement dated October 4, 2021, by and among Precision Optics Corporation, Inc. and Main Street Bank (included as Exhibit 10.7 to the current report on Form 8-K filed on October 8, 2021, and incorporated herein by reference).

Exhibit	Description

10.16	Director side letter agreement dated October 4, 2021 (included as Exhibit 10.8 to the current report on Form 8-K filed on October 8, 2021, and incorporated herein by reference).

10.17	Precision Optics Corporation, Inc. 2022 Equity Incentive Plan (included as Appendix B to the proxy statement on Form DEF14A filed on February 24, 2022, and incorporated herein by reference).

10.18	Second Amendment to Loan Agreement dated June 2, 2023, by and between Precision Optics Corporation, Inc. and Main Street Bank (included as Exhibit 10.1 to the current report on Form 8-K filed on June 7, 2023, and incorporated herein by reference).

10.19	$750,000 Promissory Note dated June 2, 2023 (included as Exhibit 10.2 to the current report on Form 8-K filed on June 7, 2023, and incorporated herein by reference).

10.20	Second Amendment to Demand Revolving Line of Credit Note dated June 2, 2023, by and between Precision Optics Corporation, Inc. and Main Street Bank (included as Exhibit 10.3 to the current report on Form 8-K filed on June 7, 2023, and incorporated herein by reference).

10.21	Form of Securities Purchase Agreement, by and among Precision Optics Corporation, Inc. and several investors, dated June 15, 2023 (included as Exhibit 10.1 to the current report on Form 8-K filed on June 20, 2023, and incorporated herein by reference).

10.22	Form of Registration Rights Agreement, by and among Precision Optics Corporation, Inc. and several investors, dated June 15, 2023 (included as Exhibit 10.2 to the current report on Form 8-K filed on June 20, 2023, and incorporated herein by reference).

10.23	Placement Agent Agreement, by and between Precision Optics Corporation, Inc. and A.G.P./Alliance Global Partners, dated June 15, 2023 (included as Exhibit 10.3 to the current report on Form 8-K filed on June 20, 2023, and incorporated herein by reference).

10.24	Employment Agreement dated March 30, 2023 between Precision Optics Corporation, Inc. and Mahesh Lawande (included as Exhibit 10.31 to the Form S-1 filed July 20, 2023, and incorporated herein by reference).

10.25	Employment Agreement dated June 7, 2023 between Precision Optics Corporation, Inc. and Wayne M. Coll (included as Exhibit 10.31 to the Form S-1 filed July 20, 2023, and incorporated herein by reference).

10.26	Modification to Employment Agreement by and between Precision Optics Corporation, Inc. and Jeffrey L. DiRubio dated June 29, 2024 (included as Exhibit 10.1 to the current report on Form 8-K filed on July 3, 2024, and incorporated herein by reference).

10.27	Consulting Agreement by and between Precision Optics Corporation, Inc. and Jeffrey L. DiRubio dated June 29, 2024 (included as Exhibit 10.2 to the current report on Form 8-K filed on July 3, 2024, and incorporated herein by reference).

10.28	Form of Securities Purchase Agreement for August 13, 2024 securities offering (included as Exhibit 10.1 to the current report on Form 8-K filed on August 14, 2024, and incorporated herein by reference).

10.29	Placement Agency Agreement between Precision Optics Corporation, Inc and A.G.P./Alliance Global Partners (included as Exhibit 10.2 to the current report on Form 8-K filed on August 14, 2024, and incorporated herein by reference).

10.30*	Modification and Amendment of Term Note dated September 30, 2024 by and between Precision Optics Corporation, Inc. and Main Street Bank

Exhibit	Description

10.31*	Modification and Amendment of Promissory Note dated September 30, 2024 by and between Precision Optics Corporation, Inc. and Main Street Bank

14.1	Precision Optics Corporation, Inc. Corporate Code of Ethics and Conduct (included as Exhibit 14.1 to the Form 10-K filed September 28, 2008, and incorporated herein by reference).

19.1*	Insider Trading Policy

23.1*	Consent of Independent Registered Public Accounting Firm.

31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1*	Precision Optics, Corporation, Inc. Restatement Recoupment Policy

101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed Herewith.
†	Certain portions of the agreement have been omitted to preserve the confidentiality of such information. The Company will furnish copies of any such information to the SEC upon request.
+	The schedules to agreement have been omitted from this filing pursuant to Item 601(a)(5) of Regulation S-K. The Company will furnish copies of any such schedules to the SEC upon request.

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

PRECISION OPTICS CORPORATION, INC.

Date: September 30, 2024	By:	/s/ Joseph N. Forkey
Joseph N. Forkey President and Chief Executive Officer
(Principal Executive Officer)

Date: September 30, 2024	By:	/s/ Wayne M. Coll
Wayne M. Coll Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Joseph N. Forkey Joseph N. Forkey	Chief Executive Officer, President, Treasurer and Director (Principal Executive Officer)	September 30, 2024

/s/ Wayne M. Coll Wayne M. Coll	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	September 30, 2024

/s/ Peter V. Anania	Director	September 30, 2024
Peter V. Anania

/s/ Andrew J. Miclot	Director	September 30, 2024
Andrew J. Miclot

/s/ Richard B. Miles	Director	September 30, 2024
Richard B. Miles

/s/ Peter H. Woodward	Director, Chairman	September 30, 2024
Peter H. Woodward

