Form 10-K/A
period 2024-06-30
PRECISION OPTICS CORPORATION, INC.
filed 2024-10-28
CIK 867840

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

Commission File Number 001-10647

PRECISION OPTICS CORPORATION, INC.

(Exact name of registrant as specified in its charter)

Massachusetts	04-2795294
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification Number)

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 USC 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act. ☐ Yes ☒ No

The aggregate market value of the registrant’s voting equity held by non-affiliates of the registrant, computed by reference to the price at which the common stock was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter, was $16 million. In determining the market value of the voting equity held by non-affiliates, securities of the registrant beneficially owned by directors, officers and 10% or greater shareholders of the registrant have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the registrant’s common stock outstanding as of March 14, 2024 was 2,227,516.

DOCUMENTS INCORPORATED BY REFERENCE

None

Auditor Name:	Auditor Location:	Auditor Firm ID:
STOWE & DEGON LLC	Westborough, Massachusetts	577

EXPLANATORY NOTE

Precision Optics Corporation, Inc. is filing this Amendment No. 1 on Form 10-K/A, or this Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended June 30, 2024, or the Original 10-K, originally filed with the U.S. Securities and Exchange Commission, or SEC, on September 30, 2024, or Original Filing Date, solely for the purpose of including the information required by Items 10 through 14 of Part III of Form 10-K. This information was previously omitted from the Original 10-K in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above referenced items to be incorporated in the Original 10-K by reference from our definitive proxy statement so long as such proxy statement is filed no later than 120 days after our fiscal year-end. We are filing this Amendment No. 1 to include the Part III information in the Original Form 10-K because we will not file a definitive proxy statement containing such information within 120 days after the end of the fiscal year covered by the Original 10-K.

This Amendment No. 1 amends and restates in their entirety Items 10 through 14 of the Original 10-K. Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, this Amendment No. 1 also contains new certifications by the principal executive officer and the principal financial officer as required by Section 302 of the Sarbanes-Oxley Act of 2002. Accordingly, Item 15 of Part IV is amended to include the currently dated certifications of our principal executive officer and principal financial officer as exhibits. Because no financial statements have been included in this Amendment No. 1 and this Amendment No. 1 does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. In addition, because no financial statements are included in this Amendment No. 1, new certifications of our principal executive officer and principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 are not required to be included with Amendment No. 1.

Except as described above, no other changes have been made to the Original 10-K. The Original 10-K continues to speak as of the date of the Original 10-K, and we have not updated the disclosures contained therein to reflect any events that have occurred as of a date subsequent to the date of the Original 10-K. Accordingly, this Amendment No. 1 should be read in conjunction with the Original 10-K. Defined terms used, but not defined, herein have the meanings ascribed to them in the Original 10-K.

Unless stated otherwise, references in this Amendment No. 1 to “POCI,” “Precision Optics,” or “the Company”, “we”, “our” and “us” are used herein to refer to Precision Optics Corporation, Inc.

i

PRECISION OPTICS CORPORATION, INC.

FORM 10-K

ii

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following table sets forth the names and ages of all of our directors and executive officers as of June 30, 2024. Our officers are appointed by, and serve at the pleasure of, the Board of Directors.

Name	Age	Position with our Company
Joseph N. Forkey	56	Chief Executive Officer, President, Treasurer and Director
Wayne M. Coll	60	Chief Financial Officer, Secretary
Mahesh Lawande	51	Chief Operating Officer
Peter H. Woodward	51	Chairman of the Board and Director
Andrew J. Miclot	69	Director
Richard B. Miles	81	Director
Peter V. Anania	69	Director

Set forth below is biographical information about each of the individuals named in the tables above:

Joseph N. Forkey – Chief Executive Officer, President, Treasurer and Director

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

Wayne M. Coll – Chief Financial Officer, Secretary

Mr. Coll was elected as Chief Financial Officer and Secretary effective June 12, 2023. Mr. Coll has over 30 years of senior financial executive experience, primarily with medical device-based businesses. He formerly served as Chief Financial Officer for Flowonix Medical Incorporated (July 2021- June 2023), Micron Products, Inc. (July 2019 – July 2021), Keystone Dental, Inc. (September 2018 – May 2019), Modern Dental Laboratory USA, LLC (September 2013 – September 2018) and National Dentex Corporation (2007-2011). Mr. Coll received a B.S. in Business Administration and Accounting from the University of Lowell, and an M.B.A. from the University of Massachusetts Lowell.

Mahesh Lawande – Chief Operating Officer

Mr. Lawande was elected as Chief Operating Officer on April 24, 2023. Mr. Lawande has senior operations and engineering experience primarily with medical technology-based businesses. He formerly served as Senior Director of Supply Chain Operations in North America for Draeger Medical Systems, Inc. (July 2017- June 2019), Director of Operations for Analogic Corporation (March 2021- March 2022), and Vice President – Manufacturing and Operations for Third Pole Therapeutics (May 2022-April 2023). Mr. Lawande received a B.E. in Electronics and Communications from Goa University, India, and an M.B.A. in Corporate Entrepreneurship and Strategy from F.W. Olin Graduate School of Business at Babson College.

Peter H. Woodward – Chairman of the Board

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

Andrew J. Miclot – Director

Mr. Miclot was appointed to our Board on March 2, 2016. Mr. Miclot has more than 35 years of leadership experience with medical device suppliers and brings substantial global industry knowledge to our Company. From September 2020 to May 2021, Mr. Miclot was President of Electromedical Products International, Inc., a medical device company treating anxiety, insomnia, depression and pain. Mr. Miclot was the President and Vice Chairman and Director of WishBone Medical, Inc., a pediatric orthopedic company dedicated to the unmet needs of children suffering from orthopedic challenges from October 2017 to January 2019. He has been on the Indiana University Alumni Association Advisory Board from October 2016 to October 2021. From October 2015 to January 2018, Mr. Miclot served as President, CEO and Director of Micro Machine Co., a supplier of medical products for the orthopedic and spinal industries. Prior to joining Micro Machine Co., from May 2013 to September 2014, Mr. Miclot was Executive Vice President of MicroTechnologies, Inc., a medical device supplier. Mr. Miclot was General Manager and Senior Vice President of ArthroCare Corporation from June 2009 to March 2013. From January 2008 to March 2009, Mr. Miclot was President, CEO and Director of Ascension Orthopedics, Inc. He was Vice President of Marketing for the orthopedic global business unit at Orthofix, Inc. from April 2007 to January 2008, and from March 1994 to April 2007, he served as Senior Vice President with Symmetry Medical Inc., a medical device supplier and was also the Investor Relations Officer, after the NYSE IPO in December 2004 until April 2007. Mr. Miclot has a BA degree in Speech and Hearing and a MA degree in Audiology from Indiana University and an MBA from the Lake Forest Graduate School of Management, earned in 1991.

Dr. Richard B. Miles – Director

Professor Richard B. Miles was appointed to our Board of Directors in November 2005. He received his Ph.D. degree in Electrical Engineering from Stanford University in 1972 with a thesis on nonlinear optics. He was a member of the Mechanical and Aerospace Engineering faculty at Princeton University from 1972 until 2013, at which time he retired from his Princeton academic appointment and became Professor Emeritus and Senior Scholar. From 1980 to 1996 he served as Chairman of Engineering Physics at Princeton. In 2017 he joined Texas A&M University and was appointed TEES Eminent Professor of Aerospace Engineering. In 2019 he was named Distinguished University Professor and is currently the holder of the O’Donnell Foundation Chair V. He is a member of the National Academy of Engineering and a Fellow of the National Academy of Inventors. He serves on the Board of Directors of the Hertz Foundation and the Board of Trustees of Pacific University, Oregon and is a Fellow of Optima (previously the Optical Society of America) and the American Institute Aeronautics and Astronautics (AIAA). In 1997 he founded Plasma TEC, Inc, and currently serves as its CEO. His honors include the 2000 AIAA Aerodynamic Measurement Technology Award and Medal and the 2012 AIAA Plasma Dynamics and Lasers Award and Medal. Professor Miles is a valuable member of our Board due to his depth of scientific experience and familiarity with the field of our technologies, insight into the academic community, and familiarity with the latest developments and innovations in science and technology.

Peter V. Anania – Director

On October 6, 2021, our Board appointed Mr. Peter V. Anania as a class II director for a three-year term or until his successor is duly elected or qualified. Peter V. Anania is President of Anania & Associates which he founded in 1987, and Anania & Associates Investment Company LLC, a $250M private investment firm focused on privately held, manufacturing businesses which he founded in January 2008. He serves as President and on the Board of Microwave Techniques LLC, Elmet Technologies, LLC, and Polymer Laboratories & Solutions LLC. He has served in operating and board positions of numerous private companies in which he has invested and performed management consulting services to non-portfolio companies. Mr. Anania is a current Corporator for Bangor Savings Bank; an Emeritus Board member of the Maine International Trade Center participating in trade missions around the world. Mr. Anania has a B.A. from the University of Maine in marketing and management and an MBA from the University of Southern Maine

No director is related to any other director or executive officer of our company or our subsidiaries, and, there are no arrangements or understandings between a director and any other person pursuant to which such person was elected as director.

GOVERNANCE OF THE COMPANY

Board Leadership Structure

Mr. Woodward has served as our Chairman of our Board of Directors since July 9, 2014. Dr. Forkey has been our Chief Executive Officer, President and Treasurer since February 8, 2011. Dr. Forkey manages the day-to-day affairs of our Company and leads the Board meetings. Dr. Miles, who has served on our Board of Directors since November 2005 and Mr. Miclot, who has served on our Board since March 2016, are independent directors. Our Board believes that having a majority of independent directors serves our Company well. The Board believes that its structure should be informed by the needs and circumstances of our Company, the Board, and our shareholders. With this in mind, the Board believes that its structure is currently serving our Company well, and intends to maintain this as appropriate and practicable in the future.

Risk Oversight of Management

The Board of Directors oversees management regarding our Company’s risks. Our management keeps the Board of Directors apprised of significant risks facing our Company and the approach being taken to understand, manage and mitigate such risks. Additional review or reporting on enterprise risks is conducted as needed or as requested by the Board of Directors.

Director Nominations

The Board of Directors nominates directors for election at each annual meeting of shareholders and appoints new directors to fill vacancies when they arise. The Board is responsible for the identification, evaluation, recruitment of qualified candidates to the Board of Directors for nomination or election. It is the policy of the Company that the Board seek recommendations from the independent directors as to each person considered for nomination or election as a director.

One of the Board of Directors’ objectives in evaluating director nominations is to ensure that its membership is composed of experienced and dedicated individuals with a diversity of backgrounds, perspectives and skills. The Board selects nominees for director based on the nominee's character, judgment, diversity of experience, business acumen, and ability to act on behalf of all shareholders. We do not have a formal diversity policy; however, the Board endeavors to have a Board representing diverse viewpoints as well as diverse expertise at policy-making levels in many areas, including business, accounting and finance, manufacturing, marketing and sales, education, legal, government affairs, regulatory affairs, research and development, business development, technology and in other areas that are relevant to our activities.

The Board believes that nominees for director should have experience, such as those mentioned above, that may be useful to our Company and the Board of Directors, high personal and professional ethics and the willingness and ability to devote sufficient time to carry out effectively their duties as directors. The Board believes it is appropriate for at least one, and, preferably, multiple, members of the Board of Directors to meet the criteria for an “audit committee financial expert” as defined by rules of the SEC, and for a majority of the members of the Board of Directors to meet the definition of “independent director” as defined by the Nasdaq Listing Rules. The Board also believes it is appropriate for key members of our management to participate as members of the Board of Directors. Prior to each annual meeting of shareholders, the Board identifies nominees first by evaluating the current directors whose term will expire at the annual meeting and who are willing to continue in service. These candidates are evaluated based on the criteria described above, including as demonstrated by the candidate’s prior service as a director, and the needs of the Board of Directors with respect to the particular talents and experience of its directors. In the event that a director does not wish to continue in service, the Board determines not to re-nominate the director, a vacancy is created on the Board of Directors as a result of a resignation, an increase in the size of the Board or other event, the Board will consider various candidates for Board membership, including those suggested by Board members, officers, employees, customers, vendors, by an executive search firm engaged by the Board or by shareholders.

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

Our Board of Directors has not established a nominating committee of the Board of Directors. Outside of the process provided by Rule 14a-8 of the Exchange Act, we do not have a formal policy concerning stockholder recommendations of candidates for board of director membership and our bylaws do not provide for stockholders to submit proposals or director nominees for consideration at our annual meetings. Our Board views that such a formal policy is not necessary at the present time given the Board of Directors willingness to consider candidates recommended by Board members, officers, employees, customers, vendors, by an executive search firm engaged by the Board, or by stockholders. Stockholders may recommend candidates by writing to our Secretary at our principal offices: c/o Precision Optics Corporation, Inc., 22 East Broadway, Gardner, Massachusetts 01440. The recommendation should include the following information: name of candidate; address, phone and fax number of candidate; a statement signed by the candidate certifying that the candidate wishes to be considered for nomination to our Board of Directors and stating why the candidate believes that he or she would be a valuable addition to our Board of Directors; a summary of the candidate’s work experience for the prior five years and the number of shares of our stock beneficially owned by the candidate.

Audit Committee and Audit Committee Financial Expert

The Audit Committee of the Board of Directors was established by the Board in July 2022 and is currently composed of Messrs. Woodward (Chair), Miclot and Miles. The Audit Committee acts on behalf of the Board and its primary function is to oversee the financial reporting and disclosure process. The Audit Committee has adopted a charter, which is available on the “Investor Relations” portion of the Company’s website located at https://www.poci.com/investor-relations.

The Board of Directors has made a determination that Peter H. Woodward, Chairman of the Board and Chair of the Audit Committee, qualifies as an audit committee financial expert and meets the criteria set forth in Item 407(d)(5) of Regulation S-K. Mr. Woodward is an “independent director” as independence is currently defined in Rule 5605(d)(2) of the Nasdaq Stock Markets listing standards and SEC Rule 10A-3. Mr. Woodward has an understanding of generally accepted accounting principles and financial statements and has the ability to assess the general application of such principles in connection with the accounting for estimates, accruals and reserves, and has an understanding of internal controls over financial reporting as well as audit committee functions. See Mr. Woodward’s biography and qualifications described above.

Compensation Committee

The Compensation Committee of the Board of Directors was established by the Board in May 2022 and is currently composed of Messrs. Woodward and Miclot (Chair). The Compensation Committee has adopted a charter, which is available on the “Investor Relations” portion of the Company’s website located at https://www.poci.com/investor-relations.

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

Shareholder Communications with the Board of Directors

If you wish to communicate with the Board of Directors, you may send your communication in writing to: Secretary, c/o Precision Optics Corporation, Inc., 22 East Broadway, Gardner, Massachusetts, 01440. Please include your name and address in the written communication and indicate whether you are a shareholder of Precision Optics. The Secretary will review any communication received from a shareholder, and all material communications from shareholders will be forwarded to the appropriate director or directors or Committee of the Board of Directors based on the subject matter.

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

Based solely upon a review of reports provided to us by our officers and directors, we believe that, during the fiscal year ended June 30, 2024, no person required to file reports under Section 16(a) of the Securities Exchange Act of 1934 failed to file such reports on a timely basis during such fiscal year except for the following: a Form 4 for Richard B. Miles due on December 30, 2023 and filed on October 28, 2024.

Code of Ethics

We have adopted a written code of ethics that applies to our directors, principal executive officer, principal financial officer, principal accounting officer or controller and any persons performing similar functions. The code of ethics has been filed as Exhibit 14.1 to our most recent Annual Report on Form 10-K. We intend to disclose any future amendments to, or waivers from, the code of ethics within four business days of the waiver or amendment through a website posting or by filing a Current Report on Form 8-K with the SEC.

Insider Trading Policy

Our Board has adopted an Insider Trading Policy that applies to all of our directors, executive officers, and employees. The policy attempts to establish standards that will avoid even the appearance of improper conduct on the part of insiders by requiring, among other things, that insiders maintain the confidentiality of information about the Company and to not engage in transactions in the Company’s securities while aware of material nonpublic information.

ITEM 11.     EXECUTIVE COMPENSATION.

Named Executive Officers

This Annual Report contains information about the compensation paid to our Named Executive Officers, as defined by Item 402(m)(2) of Regulation S-K, during our fiscal year ended June 30, 2024. In accordance with the rules and regulations of the Securities and Exchange Commission for smaller reporting companies, we determined that the following officers were our Named Executive Officers:

•	Joseph N. Forkey, Chief Executive Officer, President, Treasurer and Director;

•	Wayne M. Coll, Chief Financial Officer; and

•	Mahesh Lawande, Chief Operating Officer.

Compensation Overview

We qualify as a “smaller reporting company” under the rules promulgated by the Securities and Exchange Commission, and we have elected to comply with the disclosure requirements applicable to smaller reporting companies. Accordingly, this executive compensation summary is not intended to meet the “Compensation Discussion and Analysis” disclosure required of larger reporting companies.

Role of the Board

The Board of Directors has authorized the Compensation Committee to oversee and determine executive compensation, and review our major compensation plans, policies, and programs. All compensation for our Chief Executive Officer and our Chief Financial Officer is determined by the Compensation Committee. The Compensation Committee is charged with the responsibility of reviewing the performance and establishing the total compensation of our Chief Executive Officer and our Chief Financial Officer on an annual basis. The Compensation Committee often discusses compensation matters with the Board as part of our regularly scheduled Board meetings. The Compensation Committee administers our incentive plans and is responsible for approving grants of equity awards under such plans. We believe that our Compensation Committee adequately fulfilled its role in overseeing our compensation policies in the past.

Compensation Philosophy and Objectives

Due to the size of our Company, the performance of our Chief Executive Officer, our Chief Financial Officer and our Chief Operating Officer directly affects all aspects of our results. Consequently, our compensation philosophy is to reward these executive officers for the achievement of short- and long-term corporate and individual performance, as measured by the attainment of specific goals for the creation of long-term shareholder value. Also, to ensure that we are strategically and competitively positioned for the future, the Board has the discretion to attribute significant weight to other factors in determining executive compensation, such as maintaining competitiveness, expanding markets, pursuing growth opportunities and achieving other long-range business and operating objectives. The level of compensation should also allow us to attract, motivate, and retain talented executive officers that contribute to our long-term success. The compensation of our Chief Executive Officer, Chief Financial Officer and Chief Operating Officer is comprised of cash compensation and long-term incentive compensation in the form of base salary, restricted stock and stock options with the possibility to earn bonuses.

Summary Compensation Table for the Years Ended June 30, 2024 and 2023

The following table sets forth all compensation for our fiscal years ended June 30, 2024 and 2023 awarded to, earned by, or paid to our Principal Executive Officer, our most highly compensated executive officer and our most highly compensated employee, all of which are referred to herein as the “Named Executive Officers.” No other executive officer earned over $100,000 in the last completed fiscal year.

Name and Principal Position	Year June 30,	Salary ($)	Bonus ($)		Option Awards ($) (1)		Total ($)
Dr. Joseph N. Forkey	2024	251,032	0		0		251,032
Director, Chief Executive Officer, President and Treasurer	2023	240,385	0		0		240,385
Wayne M. Coll	2024	301,523	0		0		301,523
Chief Financial Officer, Secretary	2023	11,538	0		277,015	(4)	288,553
Mahesh Lawande	2024	275,552	0		0		275,552
Chief Operating Officer	2023	48,666	15,000		306,553	(5)	385,219
Jeffrey L. DiRubio	2024	189,987	86,782	(2)	0		276,769
Former Senior Vice President Sales and Marketing	2023	203,148	83,482	(3)	0		286,630

(1)	Represents the aggregate grant date fair value of stock option awards granted in the respective fiscal year as computed in accordance with FASB ASC Topic 718, Compensation — Stock Compensation. The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option valuation model. A discussion of the assumptions used in calculating the amounts in this column may be found in the Notes to our audited consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended June 30, 2024. These amounts do not represent the actual amounts paid to or realized by the executives during the fiscal years presented.

(2)	Represents performance bonus awards for the respective fiscal year.

(3)	Represents performance bonus awards for the respective fiscal year.

(4)	We granted Mr. Coll a stock option to purchase up to 50,000 shares of our common stock at an exercise price of $6.94 per share, the closing price of our common stock on June 12, 2023. These options vest in three pro rata increments on June 12, 2024, 2025, and 2026.

(5)	We granted Mr. Lawande a stock option to purchase up to 60,000 shares of our common stock at an exercise price of $6.40 per share, the closing price of our common stock on April 24, 2023. These options vest in three pro rata increments on April 24, 2024, 2025, and 2026.

Narrative to Summary Compensation Table

Named Executive Officer Employment Agreements

Agreement with Dr. Forkey

On July 27, 2018, our Board of Directors approved a new compensation agreement with our Chief Executive Officer, Dr, Joseph Forkey, effective August 2, 2018. Pursuant to the agreement, we agreed to pay Dr. Forkey a base salary of $200,000 per year beginning retroactively on July 1, 2018. Effective October 1, 2019, our Board of Directors approved an increase of Dr. Forkey’s base salary to $250,000 per year.

Agreement with Mr. Coll

As of June 12, 2023, we entered into an Employment Agreement with Wayne M. Coll to serve as our Chief Financial Officer and Secretary, pursuant to which we agreed to pay Mr. Coll a base salary of $300,000 per year. We also granted Mr. Coll a stock option to purchase up to 50,000 shares of common stock at $6.94 per share, with annual vesting in three equal increments beginning June 12, 2024.

Agreement with Mr. Lawande

As of April 24, 2023, we entered into an Employment Agreement with Mahesh Lawande to serve as our Chief Operating Officer, pursuant to which we agreed to pay Mr. Lawande a base salary of $275,000 per year. We also granted Mr. Lawande a stock option to purchase up to 60,000 shares of common stock at $6.40 per share, with annual vesting in three equal increments beginning April 24, 2024.

Agreement with Mr. DiRubio

As of February 7, 2022, we entered into an Employment Agreement with Mr. DiRubio to serve as Senior Vice President of Sales and Marketing of Precision Optics Corporation. Mr. DiRubio resigned as Senior Vice President of Sale and Marketing and resigned as an employee and officer effective June 29, 2024. At the date of his resignation, his salary was $235,000. Pursuant to Mr. DiRubio’s departure, the Company has entered into a Consulting Agreement for the one-year term beginning July 1, 2024 and ending June 30, 2025, during which the Company will pay Mr. DiRubio an aggregate amount of $107,000, payable in monthly installments over the one year term of the Consulting Agreement.

In addition, the Company and Mr. DiRubio have modified his existing Employment Agreement with the Company to provide for, among other amendments, that (i) the term of Mr. DiRubio’s employment agreement ended June 30, 2024, (ii) his base salary was increased retroactively from December 1, 2023 through June 30, 2024, to be paid in a lump sum in the amount of $25,962, (iii) to set his bonus payment for the fiscal year ended June 30, 2024 in an amount equal to $44,000, (iv) to supersede the severance provisions in his Employment Agreement with the provisions of his Consulting Agreement, and (v) to amend his outstanding option agreements to allow for his vested options to be exercisable for one year after the end of his continuous services.

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

Outstanding Equity Awards at Fiscal Year-End Table for the Fiscal Year Ended June 30, 2024

The following table shows grants of options outstanding on June 30, 2024, the last day of our most recent fiscal year, to each of the Named Executive Officers included in the Summary Executive Compensation Table.

Name	Number of securities underlying unexercised options Exercisable	Number of securities underlying unexercised options Unexercisable	Option exercise price ($)	Option expiration date
Dr. Joseph N. Forkey	116,666	0	2.19	08/02/2028
	50,000	0	5.04	06/04/2031

Wayne M. Coll	16,666	33,334 (1)	6.94	6/12/2033

Mahesh Lawande	20,000	40,000 (2)	6.40	4/24/2033

Jeffrey DiRubio	33,333	0	3.90	05/17/2029
	8,333	0	5.04	06/04/2031
	33,333	0	6.27	02/07/2032

(1) We granted Mr. Coll a stock option to purchase up to 50,000 shares of our common stock at an exercise price of $6.94 per share, the closing price of our common stock on June 12, 2023. These options vest in three pro rata increments on June 12, 2024, 2025, and 2026.

(2) We granted Mr. Lawande a stock option to purchase up to 60,000 shares of our common stock at an exercise price of $6.40 per share, the closing price of our common stock on April 24, 2023. These options vest in three pro rata increments on April 24, 2024, 2025, and 2026.

Profit Sharing and 401(k) Plan

We have a defined contribution 401(k) profit sharing plan. Employer profit sharing and matching contributions to the plan are discretionary. No employer profit sharing contributions were made to the plan in fiscal years 2024 and 2023. No employer matching contributions were made to the plan in fiscal years 2024 and 2023.

Director Compensation

The following table sets forth cash amounts and the value of other compensation paid to our directors for the fiscal year ended June 30, 2024, but does not include the compensation of Dr. Joseph N. Forkey, our Chief Executive Officer, President, and Treasurer, as his compensation is reflected in the Summary Executive Compensation Table.

Name of Director	Fees earned or paid in cash ($)(1)	Option awards ($)(2)	Total ($)
Andrew J. Miclot	20,000	146,635	176,635
Richard B. Miles	10,000	146,635	156,635
Peter V. Anania	10,000	146,635	156,635
Peter H. Woodward	40,000	219,548	259,548

_______________________

(1)	Under our director compensation plan, each non-management, non-Chairman board member shall receive $10,000 annually paid in quarterly amounts of $2,500 and Mr. Miclot received an additional $2,500 quarterly as chair of the Compensation Committee. We also reimburse our directors for travel expenses. Mr. Woodward serves as our Chairman.

(2)	On November 16, 2023, options to purchase up to 30,000 shares of common stock were granted to Mr. Miclot, Dr. Miles, and Mr. Anania, and up to 45,000 shares to Mr. Woodward, at an exercise price of $5.95 per share.

As of June 30, 2024, the following outstanding stock options were held by each of our directors: Andrew J. Miclot – 89,998, Dr. Richard B. Miles – 89,998, Peter V. Anania – 56,666, Peter H. Woodward – 135,000.

Narrative to Director Compensation Table

Under our director compensation plan, each non-management, non-Chairman board member shall receive $5,000 annually paid in quarterly amounts of $1,250. Additional compensation is provided for membership and chairmanship of Board committees. In accordance with a separate agreement, the Chairman of the Board, Mr. Woodward, receives $10,000 per quarter for the greater time commitment required to perform the duties of Chairman of the Board. We also reimburse our directors for travel expenses.

Granting of Certain Equity Awards Close in Time to the Release of Material Nonpublic Information

We do not grant equity awards in anticipation of the release of material nonpublic information that is likely to result in changes to the price of our common stock, and do not time the public release of such information based on award grant dates. During the last completed fiscal year, we have not made awards to any named executive officer during the period beginning four business days before and ending one business day after the filing of a period report on Form 10-Q or Form 10-K or the filing or furnishing of a current report on Form 8-K, and we have not timed the disclosure of material nonpublic information for the purpose of affecting the value of executive compensation.

Recoupment Policy

We adopted the Precision Optics Corporation, Inc. Clawback Policy effective as of October 2, 2023. In the event we are required to prepare an accounting restatement of our financial statements due to our material noncompliance with any financial reporting requirement under the securities laws, the Board will require reimbursement or forfeiture of any excess incentive compensation received by any covered executive during the three completed fiscal years immediately preceding the date on which we are required to prepare an accounting restatement. “Clawback” or recoupment policy in our executive compensation program contributes to creating and maintaining a culture that emphasizes integrity and accountability and reinforces the performance-based principles underlying our executive compensation program.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information, as of October 10, 2024, regarding beneficial ownership of our common stock by:

•	each of our directors;

•	each of our named executive officers;

•	all directors and executive officers as a group; and

•	each person, or group of affiliated persons, known by us to beneficially own more than five percent of our shares of common stock.

Beneficial ownership is determined according to the rules of the SEC, and generally means that person has beneficial ownership of a security if he or she possesses sole or shared voting or investment power of that security and includes options that are currently exercisable or exercisable within 60 days. Each director or officer, as the case may be, has furnished us with information with respect to beneficial ownership. Except as otherwise indicated, we believe that the beneficial owners of common stock listed below, based on the information each of them has given to us, have sole investment and voting power with respect to their shares, except where community property laws may apply. Except as otherwise noted below, the address for each person or entity listed in the table is c/o Precision Optics Corporation, Inc., 5300 Memorial Drive, Suite 950, Houston, Texas 77007.

	Amount of beneficial ownership (1)			Percent of
Name and Address of Beneficial Owner	Shares Owned	Shares – Rights to Acquire	Total Number	Shares Beneficially Owned (2)
Dolphin Offshore Partners LP (3) 4828 First Coast Highway, STE 5 Fernandina, FL 32034	561,712	0	561,712	8.85%

Sandra F., Norman H. and Brian L. Pessin (4) 400 E.51st Street PH 31 New York, NY 10022	896,728	0	896,728	14.12%

Hershey Strategic Capital, LP (5) 888 7th Ave., 17th Floor New York, New York 10019	328,826	0	328,826	5.18%

MHW Partners, L.P. (6) 150 East 52nd Street, 30th Fl. New York, New York 10022	224,671	135,000	359,671	5.66%

Needham Asset Management L.L.C. (7) 250 Park Avenue, 10th Floor New York, New York 10117	322,500	0	322,500	5.08%

(1)	Represents shares with respect to which each beneficial owner listed has or will have, upon acquisition of such shares upon exercise or conversion of options, warrants, conversion privileges or other rights exercisable within 60 sixty days, sole voting and investment power. For the purposes of this table, we have not assumed the limitations on exercise set forth in certain options, which limit the number of shares of common stock that the holder, together with all other shares of common stock beneficially owned by such person, does not exceed 4.999% of the total outstanding shares of common stock.

(2)	As of October 10, 2024, there were 6,350,170 issued shares of our common stock issued and outstanding. Percentages are calculated on the basis of the amount of issued and outstanding common stock plus, for each person or group, any securities that such person or group has the right to acquire within 60 days of October 10, 2024 pursuant to options, warrants, conversion privileges or other rights.

(3)	We relied, in part, on the Schedule 13D/A filed jointly by Dolphin Offshore Partners, L.P., Dolphin Mgmt. Services, Inc. and Peter E. Salas on March 20, 2023 for this information.

Dolphin Offshore Partners, L.P., a Delaware limited partnership, is an investment manager. Dolphin Mgmt. Services, Inc., a Delaware corporation, is the managing general partner of Dolphin Offshore Partners, L.P. Peter E. Salas is the President, sole shareholder and controlling person of Dolphin Mgmt. Services, Inc. Peter Salas is a U.S. citizen.

Dolphin Offshore Partners, L.P., Dolphin Mgmt. Services, Inc. and Peter E. Salas each may be deemed to beneficially own an aggregate of 561,712 shares of common stock. Dolphin Offshore Partners, L.P., Dolphin Mgmt. Services, Inc. and Peter E. Salas each may be deemed to have shared power to vote or direct the vote, and dispose or direct the disposition, of all such shares of common stock.

(4)	We relied, in part, on a Schedule 13D/A filed jointly with the SEC on November 2, 2022 by Sandra F. Pessin, Brian L. Pessin and Norman H. Pessin. Mr. Norman H. Pessin and Mrs. Sandra F. Pessin are married and considered to beneficially hold each other’s shares. Ms. Sandra F. Pessin owns 477,362 shares, Mr. Norman Pessin owns 38,133 shares and Mr. Brian Pessin owns 381,233 shares for a combined beneficial ownership of 896,728 shares. Norman and Sandra Pessin are the parents of Brian Pessin.

(5)	We relied, in part, on the Schedule 13D/A jointly filed by Hershey Strategic Capital, LP, Hershey Management I, LLC and Hershey Strategic Capital GP, LLC on October 10, 2017 for this information. Hershey Management I, LLC, a Delaware limited liability company, is the investment advisor of Hershey Strategic Capital, LP, a Delaware limited partnership. Hershey Strategic Capital GP, LLC, a Delaware limited liability company, is the general partner of Hershey Strategic Capital, LP. Adam Hershey is the sole managing member of both Hershey Management I, LLC and Hershey Strategic Capital GP, LLC. As the investment advisor, Hershey Management I, LLC has the voting and dispositive power with respect to all of the shares of common stock owned by Hershey Strategic Capital, LP.

Hershey Strategic Capital, LP beneficially owns 328,826 shares of common stock. Hershey Strategic Capital, LP is managed by Adam Hershey, and in such capacity, Mr. Hershey holds the power to vote and direct the disposition of all shares of common stock owned by Hershey Strategic Capital, LP. Hershey Management I disclaim beneficial ownership in the shares.

(6)	We relied, in part, on a Form 4 filed with the SEC on January 18, 2023 by Peter H. Woodward, a Form 4 filed with the SEC on December 1, 2016 by Mr. Woodward, and on a Schedule 13D/A jointly filed with the SEC on November 3, 2015 by MHW Partners, L.P., MHW Capital, LLC, MHW Capital Management, LLC for this information.

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

MHW Partners, L.P. beneficially owns 224,671 shares of common stock, and 90,000 shares that may be acquired upon the exercise of outstanding stock options held by Mr. Woodward, all of which have vested.

(7)	We relied, in part, on a Schedule 13G filed with the SEC on May 17, 2024 by Needham Investment Management L.L.C., Needham Asset Management, LLC, Needham Aggressive Growth Fund and George A. Needham for this information.

Needham Investment Management L.L.C., Needham Asset Management, LLC, Needham Aggressive Growth Fund and George A. Needham in the aggregate beneficially own 322,500 shares of common stock and share the power to vote and direct the disposition of all shares.

Officers and Directors

		Amount of beneficial ownership (2)			Percent of
Name and address of beneficial owner (1)	Nature of beneficial ownership	Shares Owned	Shares – Rights to Acquire	Total Number	Shares Beneficially Owned (3)
Dr. Joseph N. Forkey (4)	Chief Executive Officer, President, Treasurer and Director	122,572	166,666	289,238	4.55%

Peter H. Woodward (5)	Chairman of the Board of Directors	224,671	135,000	359,671	5.66%

Dr. Richard B. Miles (6)	Director	6,037	89,998	96,035	1.51%

Andrew J. Miclot (7)	Director	0	89,998	89,998	1.42%

Peter V. Anania (8)	Director	210,598	56,666	267,264	4.21%

Wayne M. Coll (9)	Chief Financial Officer, Secretary	4,317	50,000	54,317	*

Mahesh Lawande (10)	Chief Operating Officer	1,726	60,000	61,726	*

All directors and executive officers as a group		569,921	648,328	1,218,249	19.18%

 * Percentage of shares beneficially owned does not exceed one percent of issued and outstanding shares of stock.

_______________________

(1)	Unless otherwise stated, the address of each beneficial owners listed on the table is c/o Precision Optics Corporation, Inc., 22 East Broadway, Gardner, MA 01440.

(2)	Represents shares with respect to which each beneficial owner listed has or will have, upon acquisition of such shares upon exercise or conversion of options, warrants, conversion privileges or other rights exercisable within 60 sixty days, sole voting and investment power.

(3)	As of October 10, 2024, there were 6,350,170 shares of our common stock issued and outstanding. Percentages are calculated on the basis of the amount of issued and outstanding common stock plus, for each person or group, any securities that such person or group has the right to acquire within 60 days of October 10, 2024 pursuant to options, warrants, conversion privileges or other rights.

(4)	Dr. Forkey is a member of our Board of Directors and serves as our Chief Executive Officer, President and Treasurer. Dr. Forkey’s beneficial ownership consists of (a) 122,572 shares of common stock, and (b) 166,666 shares of common stock that may be acquired upon the exercise of outstanding stock options.

(5)	Mr. Peter Woodward is the Chairman of our Board of Directors. Mr. Woodward’s beneficial ownership consists of (a) 224,671 shares of common stock held through MHW Partners, L.P., and (b) 135,000 shares of common stock which may be acquired upon the exercise of outstanding stock options.

(6)	Dr. Miles is a member of our Board of Directors. Dr. Miles’ beneficial ownership consists of (a) 6,037 shares of common stock, and (b) 89,998 shares of common stock that may be acquired upon the exercise of outstanding stock options.

(7)	Mr. Miclot is a member of our Board of Directors. Mr. Miclot’s beneficial ownership consists of 89,998 shares of common stock that may be acquired upon the exercise of outstanding stock options.

(8)	Mr. Anania is a member of our Board of Directors. Mr. Anania’s beneficial ownership consists of (a) 201,648 shares of common stock held directly, (b) 8,950 shares of common stock held by his wife, and (c) 56,666 shares of common stock that may be acquired upon the exercise of outstanding stock options.

(9)	Mr. Coll is our Chief Financial Officer and Secretary effective June 12, 2023. Mr. Coll’s beneficial ownership consists of (a) 4,317 shares of common stock and (b) 50,000 shares of common stock that may be acquired upon the exercise of outstanding stock options.

(10)	Mr. Lawande is our Chief Operating Officer effective April 24, 2023. Mr. Lawande’s beneficial ownership consists of (a) 1,726 shares of common stock and (b) 60,000 shares of common stock that may be acquired upon the exercise of outstanding stock options.

As of June 30, 2024, there are no arrangements among our beneficial owners, known to management, which may result in a change in control of our Company.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information regarding our equity compensation plans at June 30, 2024:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	496,157	5.97	148,075
Equity compensation plans not approved by security holders (1)	861,578	4.01	80,786
Total	1,357,735	4.72	228,861

(1) Consists of stock options issued under the 2021 Equity Incentive Plan. The 2021 Equity Incentive Plan provides eligible participants, including employees, directors, and consultants, the opportunity to receive a broad variety of equity-based awards. The Company filed a registration statement on Form S-8 on June 3, 2021.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Policies and Procedures for Related Party Transactions

It is our policy that all employees, officers and directors must avoid any activity that is or has the appearance of conflicting with the interests of our Company. Our Board reviews all related party transactions for potential conflict of interest situations on an ongoing basis and all such transactions relating to executive officers and directors must be approved by the Board. In carrying out this responsibility, the Board has determined that we do not have any related party transactions.

Director Independence

The rules of the Nasdaq Stock Market, or the Nasdaq Rules, require a majority of a listed company’s board of directors to be composed of independent directors. In addition, the Nasdaq Rules require that, subject to specified exceptions, each member of a listed company’s audit, compensation and nominating and governance committees be independent. Under the Nasdaq Rules, a director will only qualify as an independent director if, in the opinion of our Board of Directors, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. The Nasdaq Rules also require that audit committee members satisfy independence criteria set forth in Rule 10A-3 under the Securities Exchange Act of 1934, as amended, or the Exchange Act. In order to be considered independent for purposes of Rule 10A-3, a member of an audit committee of a listed company may not, other than in his or her capacity as a member of the audit committee, the board of directors, or any other board committee, accept, directly or indirectly, any consulting, advisory, or other compensatory fee from the listed company or any of its subsidiaries or otherwise be an affiliated person of the listed company or any of its subsidiaries. In considering the independence of compensation committee members, the Nasdaq Rules require that our board of directors must consider additional factors relevant to the duties of a compensation committee member, including the source of any compensation we pay to the director and any affiliations with our company.

Our board of directors undertook a review of the composition of our board of directors and its committees and the independence of each director. Based upon information requested from and provided by each director concerning his or her background, employment and affiliations, including family relationships, our board of directors has determined that Messrs. Woodward, Miclot, and Miles are independent as defined under the Nasdaq Rules.

ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES.

Stowe & Degon LLC has audited our financial statements since 2008. The aggregate fees billed to us for professional accounting services, including the audit of our annual consolidated financial statements by our independent registered public accounting firm for the years ended June 30, 2024 and 2023, are set forth in the table below.

	Year Ended June 30,
	2024	2023
Audit fees	$144,090	$109,835
Audit Related Fees	0	4,184
Tax fees	11,500	12,699
Other fees	10,430	2,500
Total fees	$166,020	$129,218

For purposes of the preceding table, the professional fees are classified as follows:

Audit Fees. Audit fees for fiscal year 2024 are comprised of fees for professional services performed for the audit of our annual financial statements and review of our quarterly financial statements of $140,000 including direct out-of-pocket expenses in the amount of $4,090. Audit fees for fiscal year 2023 are comprised of fees for professional services performed for the audit of our annual financial statements and review of our quarterly financial statements of $109,835 including direct out-of-pocket expenses in the amount of $0.

Audit-related Fees. Audit-related fees are comprised of fees for assurance and related attestation services that are reasonably related to the performance of the audit of our annual financial statements, or the review thereof, and fees for due diligence services.

Tax Fees: Tax fees for fiscal 2024 and 2023 are comprised of fees for professional services performed with respect to corporate tax compliance, tax return preparation and filing, tax planning and tax advice.

Audit Committee Pre-Approval Policies and Procedures

In consultation with our Chief Financial Officer, the Audit Committee pre-approves all services provided by our independent registered public accounting firm. 100% of the above services and fees were reviewed and approved by the Board of Directors either before or after the respective services were rendered. The Board of Directors has considered the nature and amount of fees billed by Stowe & Degon LLC and believes that the provision of services for activities unrelated to the audit is compatible with maintaining the firm’s independence.

PART IV

ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	Documents filed as part of this Annual Report.

(1)	Financial Statements. See Index to the Consolidated Financial Statements, which appear on the Original 10-K. The consolidated financial statements listed in the accompanying Index to the Consolidated Financial Statements are filed therewith in response to this Item.

(2)	Financial Statements Schedules. All schedules are omitted because they are not applicable or because the required information is contained in the financial statements or notes included in this report.

(b)	The exhibits listed in Part IV, Item 15(b) of the Original 10-K and the exhibits listed below are filed with, or incorporated by reference into, this report.

31.3	Certification of Chief Executive Officer required by Rule 13a-14(a) of the Exchange Act
31.4	Certification of Chief Financial Officer required by Rule 13a-14(a) of the Exchange Act

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRECISION OPTICS CORPORATION, INC.

By:	/s/ Wayne M. Coll
Wayne M. Coll
Chief Financial Officer (Principal Financial and Accounting Officer)

Date: October 28, 2024

