Form 10-Q
period 2024-09-30
PRECISION OPTICS CORPORATION, INC.
filed 2024-11-14
CIK 867840

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

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

The number of shares outstanding of the issuer’s common stock, par value $0.01 per share, at November 12, 2024 was 6,350,170 shares.

PRECISION OPTICS CORPORATION, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

PRECISION OPTICS CORPORATION, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30,	June 30,
	2024	2024
ASSETS
Current Assets:
Cash and cash equivalents	$635,572	$405,278
Accounts receivable, net of allowance for doubtful accounts of $103,224 at September 30, 2024 and $118,872 at June 30, 2024	3,123,595	3,545,491
Inventories	3,460,621	2,868,100
Prepaid expenses	288,475	299,364
Total current assets	7,508,263	7,118,233

Fixed Assets:
Machinery and equipment	3,346,694	3,341,194
Leasehold improvements	819,954	810,914
Furniture and fixtures	426,234	416,425
	4,592,882	4,568,533
Less—accumulated depreciation and amortization	4,123,250	4,074,960
Net fixed assets	469,632	493,573

Operating lease right-to-use asset	146,247	189,999
Patents, net	290,309	286,559
Goodwill	8,824,210	8,824,210
Total other assets	9,260,766	9,300,768
TOTAL ASSETS	$17,238,661	$16,912,574

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Revolving line of credit	$500,000	$1,000,000
Current portion of capital lease obligation	38,886	41,113
Current maturities of long-term debt	285,901	276,928
Accounts payable	2,143,351	1,397,313
Contract liabilities	1,106,546	1,172,350
Accrued compensation and other	1,115,135	840,662
Operating lease liability	146,247	178,450
Total current liabilities	5,336,066	4,906,816

Capital lease obligation, net of current portion	18,384	27,369
Long-term debt, net of current maturities and debt issuance costs	1,746,764	1,899,052
Operating lease liability, net of current portion	–	11,549
Total liabilities	7,101,214	6,844,786

Stockholders’ Equity:
Common stock, $0.01 par value: 50,000,000 shares authorized; issued and outstanding – 6,350,170 shares at September 30, 2024 and 6,073,939 at June 30, 2024	63,502	60,739
Additional paid-in capital	62,575,576	61,197,433
Accumulated deficit	(52,501,631)	(51,190,384)
Total stockholders’ equity	10,137,447	10,067,788

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$17,238,661	$16,912,574

The accompanying notes are an integral part of these consolidated interim financial statements.

PRECISION OPTICS CORPORATION, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED

SEPTEMBER 30, 2024 AND 2023

(UNAUDITED)

	Three Months Ended September 30,
	2024	2023
Revenues	$4,197,053	$4,321,255

Cost of Goods Sold	3,079,723	2,857,644
Gross Profit	1,117,330	1,463,611

Research and Development Expenses	400,659	212,758
Selling, General and Administrative Expenses	1,963,612	1,656,146
Total Operating Expenses	2,364,271	1,868,904

Operating Loss	(1,246,941)	(405,293)

Interest Expense	(64,306)	(59,122)

Net Loss	$(1,311,247)	$(464,415)

Loss Per Share:
Basic & Fully Diluted	$(0.21)	$(0.08)

Weighted Average Common Shares Outstanding:
Basic & Fully Diluted	6,216,630	6,066,518

The accompanying notes are an integral part of these consolidated interim financial statements.

PRECISION OPTICS CORPORATION, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED

sEPTEMBER 30, 2024 AND 2023

(UNAUDITED)

	Three Month Period Ended September 30, 2024
	Number of Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity

Balance, July 1, 2024	6,073,939	$60,739	$61,197,433	$(51,190,384)	$10,067,788
Issuance of common stock in registered direct offering	265,868	2,659	1,201,883	–	1,204,542
Proceeds from exercise of stock option	10,363	104	26,896	–	27,000
Stock-based compensation	–	–	149,364	–	149,364
Net loss	–	–	–	(1,311,247)	(1,311,247)
Balance, September 30, 2024	6,350,170	$63,502	$62,575,576	$(52,501,631)	$10,137,447

	Three Month Period Ended September 30, 2023
	Number of Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity

Balance, July 1, 2023	6,066,518	$60,665	$60,224,934	$(48,239,007)	$12,046,592
Stock-based compensation	–	–	108,746	–	108,746
Net loss	–	–	–	(464,415)	(464,415)
Balance, September 30, 2023	6,066,518	$60,665	$60,333,680	$(48,703,422)	$11,690,923

The accompanying notes are an integral part of these consolidated interim financial statements.

PRECISION OPTICS CORPORATION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED

September 30, 2024 AND 2023

(UNAUDITED)

	Three Months Ended September 30,
	2024	2023
Cash Flows from Operating Activities:
Net Loss	$(1,311,247)	$(464,415)
Adjustments to reconcile net loss to net cash used in by operating activities -
Depreciation and amortization	48,290	51,564
Stock-based compensation expense	149,364	108,746
Non-cash interest expense	4,376	4,376
Changes in operating assets and liabilities -
Accounts receivable, net	421,896	(625,719)
Inventories, net	(592,521)	(194,995)
Prepaid expenses	10,889	(112,120)
Accounts payable	746,038	(698,603)
Contract liabilities	(65,804)	250,293
Accrued compensation and other	270,097	307,884
Net cash used in operating activities	(318,622)	(1,372,989)

Cash Flows from Investing Activities:
Purchases of fixed assets	(24,349)	(30,770)
Additional patent costs	(3,750)	(12,747)
Net cash used in investing activities	(28,099)	(43,517)

Cash Flows from Financing Activities:
Payments of capital lease obligations	(11,212)	(10,562)
Payments of long-term debt	(128,315)	(128,315)
Payment of debt modification costs	(15,000)	–
Payment on revolving line of credit	(500,000)	–
Proceeds from registered direct sale of common stock, net	1,204,542	–
Gross proceeds from the exercise of stock options	27,000	–
Net cash provided by (used in) financing activities	577,015	(138,876)

Net increase(decrease) in cash and cash equivalents	230,294	(1,555,383)
Cash and cash equivalents, beginning of period	405,278	2,925,852

Cash and cash equivalents, end of period	$635,572	$1,370,469

The accompanying notes are an integral part of these consolidated interim financial statements.

PRECISION OPTICS CORPORATION, INC.

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Operations

The accompanying consolidated financial statements include the accounts of Precision Optics Corporation, Inc. and its wholly-owned subsidiaries (the “Company”). All significant intercompany accounts and transactions have been eliminated in consolidation.

These consolidated financial statements have been prepared by the Company, without audit, and reflect normal recurring adjustments which, in the opinion of management, are necessary for a fair statement of the results of the first three months of the Company’s fiscal year 2025. These consolidated financial statements do not include all disclosures associated with annual consolidated financial statements and, accordingly, should be read in conjunction with footnotes contained in the Company’s consolidated financial statements for the year ended June 30, 2024, together with the Report of Independent Registered Public Accounting Firm filed under cover of the Company’s 2024 Annual Report on Form 10-K, filed with the Securities and Exchange Commission on September 30, 2024.

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

Income (Loss) Per Share

Basic income (loss) per share is computed by dividing net income or net loss by the weighted average number of shares of common stock outstanding during the period. Diluted income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period, plus the number of potentially dilutive securities outstanding during the period such as stock options. For the three months ended September 30, 2024 and 2023, potentially dilutive securities outstanding have been excluded from the computations of weighted-average shares outstanding because such securities have an antidilutive impact due to the net loss reported during those periods. The number of shares issuable upon the exercise of outstanding stock options that were excluded from the computation of fully dilutive weighted average shares outstanding was approximately 1,329,236 for the three months ended September 30, 2024 and 1,123,140 for the three months ended September 30, 2023.

The following is the calculation of income (loss) per share for the three months ended September 30, 2024 and 2023:

	Three Months Ended September 30,
	2024	2023
Net Income (Loss) Basic and Fully Diluted	$(1,311,247)	$(464,415)

Weighted Average Shares Outstanding
Basic & Fully Diluted	6,216,630	6,066,518

Loss Per Share – Basic & Fully Diluted	$(0.21)	(0.08)

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

In assessing the likelihood of utilization of existing deferred tax assets, management has considered the historical results of operations and the current operating environment. Based on this evaluation, a full valuation reserve has been provided for the deferred tax assets.

Goodwill and Patents

Long-lived assets such as goodwill and patents are capitalized when acquired and reviewed for impairment whenever events or changes in circumstances indicate that the book value of the asset may not be recoverable. Impairment of the carrying value of long-lived assets such as goodwill and patents would be indicated if the best estimate of future undiscounted cash flows expected to be generated by the asset grouping is less than its carrying value. If an impairment is indicated, any loss is measured as the difference between estimated fair value and carrying value and is recognized in operating income or loss. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. No such impairments of goodwill or patents have been estimated by management as of September 30, 2024.

2.	INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out) or market and consisted of the following:

	September 30, 2024	June 30, 2024
Raw Materials	$1,965,096	$1,570,135
Work-In-Progress	153,223	157,406
Finished Goods	1,342,302	1,140,559
Total Inventories	$3,460,621	$2,868,100

3.	BANK FINANCING ACTIVITIES

Bank Line of Credit

On October 4, 2021, the Company entered into a Loan Agreement with Main Street Bank of Marlborough, Massachusetts, which provided for a $2,600,000 Term Loan and a $250,000 Revolving Line of Credit Loan Facility (the “Revolver”), which was increased to $500,000 effective May 17, 2022, and $1,250,000 effective June 2, 2023. Borrowings under the Revolver are limited by the borrowing base comprised of a percentage of accounts receivable and inventory and secured by all assets of the Company. Borrowings under the Revolver will bear interest payable monthly at the prime lending rate plus 1.5% per annum and shall not be less than 4.75% per annum. Borrowings under the Revolver are due upon demand. Borrowings under the Revolver at September 30, 2024 were $500,000, with $750,000 remaining available for use.

The Company’s Loan Agreement with the Lender contains a minimum annual debt service coverage ratio covenant of 1.2x, for the period ending June 30, 2024. The Company did not meet this annual debt service coverage ratio as of such fiscal year end date. The Company’s Lender has agreed to waive compliance with such debt service ratio covenant for the period ending June 30, 2024. In addition to such waiver, the Lender and the Company have entered into an amendment dated September 30, 2024 to that certain Term Loan dated October 4, 2021, as amended and that certain Promissory Note dated June 2, 2023 (collectively, the “Notes”) which amendments provide for a six month period of interest only payments from October 15, 2024 through March 15, 2025 for the Notes. The Company will begin to pay principal and interest under the Notes beginning with the payments due on April 15, 2025, with a new amortization schedule for the remaining term for such Notes through their maturity date. There were no other changes to or modifications to the Loan Agreement or the Notes.

Long-Term Debt

Long-term debt consists of the following at September 30, 2024:

Amount
Term Loan Note payable to Main Street Bank with monthly principal payments of $35,173, excluding six months in Fiscal 2025, plus interest at a fixed rate of 7.0% per annum. Secured by all assets of the Company, and subject to certain periodic reporting to the bank and other conditions including an annual minimum EBITDA plus stock-based compensation to debt service coverage ratio of 1.20:1 commencing with the fiscal year ending June 30, 2023. The Term Loan Note matures on October 15, 2028.	$1,516,667

Permanent Working Capital Loan payable to Main Street Bank with monthly principal payments of $14,375, excluding six months in Fiscal 2025, plus interest at a fixed rate of 8.625% per annum. Secured by all assets of the Company, and subject to certain periodic reporting to the bank and other conditions including an annual minimum EBITDA plus stock-based compensation to debt service coverage ratio of 1.20:1 commencing with the fiscal year ending June 30, 2023. The Permanent Working Capital Loan matures on June 15, 2028.	562,500

Less current maturities	(285,901)
Less debt issuance and modification costs, net of accumulated amortization of $18,736	(46,502)
Long-term debt, net of current maturities and debt issuance costs	$1,746,764

At September 30, 2024 principal payments due on the Term Loan Note payable are as follows:

Fiscal Year Ending June 30:
2025	$148,644
2026	594,578
2027	594,578
2028	594,578
2029	146,789
$2,079,167

4.	LEASE OBLIGATIONS

In March 2021 the Company entered into a five-year capital lease in the amount of $161,977 for manufacturing equipment. In January 2020, the Company entered into a five-year capital lease for $47,750 for manufacturing equipment. The net book value of fixed assets under capital lease obligations as of September 30, 2024 is $51,776.

On July 1, 2019, the Company entered into a three-year operating lease for its facility in El Paso, Texas, and in February 2022 extended the lease through June 2025. Remaining minimum lease payments at September 30, 2024 total $34,060. Total rent expense including base rent and common area expenses was $16,340 and $15,973 during the three months ended September 30, 2024 and 2023, respectively.

On October 4, 2021, the Company assumed the remaining term of the Windham, Maine lease as part of the Lighthouse acquisition. The lease expires on July 31, 2025. Remaining minimum lease payments on September 30, 2024 total $112,187. Total rent expense including base rent and common area expenses was $34,432 during both the three months ended September 30, 2024 and 2023. Included in the accompanying balance sheet at September 30, 2024 is a right-of-use asset of $146,247 and current right-of-use operating lease liabilities of $146,247.

At September 30, 2024 future minimum lease payments under the capital lease and operating lease obligations are as follows:

Fiscal Year Ending June 30:	Capital Leases	Operating Lease
2025	$31,764	$137,950
2026	28,004	11,478
Total Minimum Payments	59,768	149,428
Less: amount representing interest	2,498	3,181
Present value of minimum lease payments	57,270	146,247
Less: current portion	38,886	146,247
Lease Obligation, net of current portion	$18,384	$–

The Company’s four facilities in Gardner, Massachusetts which are used for offices, production and storage spaces are leased primarily on a tenant-at-will basis. Rent expense on these operating leases was $51,797 and $48,799 for the three months ended September 30, 2024 and 2023, respectively.

5.	STOCK-BASED COMPENSATION

Stock Options

The following table summarizes stock-based compensation expense for the three months ended September 30, 2024 and 2023. The share amounts and prices shown below reflect adjustment for a 1-for-3 reverse stock split that took effect after the close of business on November 1, 2022.

	Three Months Ended September 30,
	2024	2023
Cost of Goods Sold	$39,226	$22,625
Selling, General and Administrative	110,138	86,121
Stock Based Compensation Expense	$149,364	$108,746

No compensation has been capitalized because such amounts would have been immaterial.

The following tables summarize stock option activity for the three months ended September 30, 2024:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Life
Outstanding at June 30, 2024	1,357,735	$4.72	6.60 years
Exercised	(10,999)	2.81	–
Cancelled, forfeited, or expired	(17,500)	4.62
Outstanding at September 30, 2024	1,329,236	$4.72	6.35 years

The aggregate intrinsic value of the Company’s in-the-money outstanding and exercisable options as of September 30, 2024 were $1,533,439 and $1,511,239, respectively.

6.	REVENUE RECOGNITION

The Company determines revenue recognition for arrangements that we determine are within the scope of Accounting Standards Codification Topic 606, “Revenue from Contracts with Customers,” or ASC 606, by performing the following five steps: (i) identify the contract with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when, or as, the Company satisfies the performance obligations. At contract inception, once the contract is determined to be within the scope of ASC 606, the Company assesses the goods or services promised within the contract and determine those that are performance obligations and assess whether each promised good or service is distinct based on the contract.

The Company disaggregates revenues by product and service types as it believes best depicts how the nature, amount, timing and uncertainty of revenues and cash flows are affected by economic factors. Revenues are comprised of the following for the three months ended September 30, 2024 and 2023:

	Three Months Ended September 30,
	2024	2023
Engineering Design Services	$1,851,371	$1,900,999
Optical Components	2,080,188	1,903,311
Medical Device Products and Assemblies	265,494	516,945
Total Revenues	$4,197,053	$4,321,255

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

Engineering Design Services

The Company enters into contractual agreements with its customers, including design services agreements, statements of work and receive purchase orders for development projects. These agreements provide costs on an estimated basis for the services the Company has agreed to provide. Engineering Design Services are rendered on a time and materials basis. The Company recognizes revenue as customers are invoiced for the actual engineering services provided in the period. Revenue is also recognized on materials purchased for development projects at the time of receipt. Engineering Design Services are provided on a best-efforts basis; no warranty is provided as there is no guarantee that the work will result in the attainment of the customer’s project objectives. The Company may obtain customer deposits in advance of rendering engineering design services. Customer deposits are treated as contractual liabilities until the terms of customer agreements are satisfied and are not a component of revenue.

Optical Components, Finished Products and Assemblies

The Company provides fixed price quotations to its customers and requires purchase orders for all purchased optical components, finished devices and assemblies. Revenue is recognized at the time title passes to the Company’s customers based on its review of the customer contract, generally at the time of shipment from its facilities. Occasionally the Company may enter into “bill and hold” contractual arrangements where title is held by its customers while goods are stored at our facilities for their convenience.

Technology Rights and Royalties

The Company may recognize revenue for the sale of technology rights and through the receipt of royalties obtained under a license of our intellectual property. These revenues are recognized in the period in which, in our judgment, they are earned and no longer contingent under the terms and conditions of the relevant customer contract.

Contract Assets and Liabilities

The nature of the Company’s products and services does not generally give rise to contract assets as it typically does not incur costs to fulfill a contract before a product or service is provided to a customer. The Company’s costs to obtain contracts are typically in the form of sales commissions paid to employees. The Company has elected to expense sales commissions associated with obtaining a contract as incurred as the amortization period is generally less than one year. These costs have been recorded in selling, general and administrative expenses. As of September 30, 2024, there were no contract assets recorded in the Company’s Consolidated Balance Sheets.

The Company’s contract liabilities arise from unearned revenue received from customers at inception of contracts or where the timing of billing for services precedes satisfaction of our performance obligations. The Company generally satisfies performance obligations within one year from the contract’s inception date.

Contract liabilities, which are recorded in the Company’s Consolidated Balance Sheets, and unearned revenue are comprised of the following:

	Three Months Ended September 30,
	2024	2023
Contract liabilities, beginning of period	$1,172,350	$1,174,690
Unearned revenue received from customers	471,617	433,119
Revenue recognized	(537,421)	(182,826)
Contract liabilities, end of period	$1,106,546	$1,424,983

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and notes to those statements included elsewhere in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2024 and with our audited consolidated financial statements for the year ended June 30, 2024 included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on September 30, 2024.

This Quarterly Report on Form 10-Q contains forward-looking statements. When used in this report, the words anticipate, suggest, estimate, plan, project, continue, ongoing, potential, expect, predict, believe, intend, may, will, should, could, would and similar expressions are intended to identify forward-looking statements. You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including the risks described in this report, the risks described in our Annual Report on Form 10-K for the year ended June 30, 2024 and other reports we file with the Securities and Exchange Commission. Although we believe the expectations reflected in the forward-looking statements are reasonable, they relate only to events as of the date on which the statements are made. We do not intend to update any of the forward-looking statements after the date of this report to conform these statements to actual results or to changes in our expectations, except as required by law.

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

Critical Accounting Policies and Estimates

There have been no significant changes in our critical accounting policies as disclosed in the Notes to our Financial Statements contained in our Annual Report on Form 10-K for the year ended June 30, 2024 filed with the Securities and Exchange Commission on September 30, 2024.

Results of Operations

Revenue

	Three Months Ended September 30,
	2024	Percent of Sales	2023	Percent of Sales	Increase (Decrease)	Percent Change
Engineering Design Services	$1,851,371	44.1	$1,900,999	44.0	$(49,628)	(2.6)
Optical Components	2,080,188	49.6	1,903,311	44.0	176,877	9.3
Finished Products and Assemblies	265,494	6.3	516,945	12.0	(251,451)	(48.6)
Total Revenues	$4,197,053	100.0	$4,321,255	100.0	$124,202	(2.9)

Total revenues for the quarter ending September 30, 2024 were $4,197,053, as compared to $4,321,255 for the same period in the prior year, a decrease of $124,202. Revenue from Engineering Design Services decreased 2.6% during the quarter ending September 30, 2024 from the prior year period ending September 30, 2023. During the quarter ending September 30, 2024 engineering capacity, and therefore billable revenues, was reduced as a result of increased research and development activities.

Revenue from Optical Components increased 9.3% during the three-month period ending September 30, 2024 from the prior year period ending September 30, 2023. The market for Optical Components was impacted beginning in the period ending September 30, 2023, as we noted lower order volumes as customers sought to rebalance their inventories, and we believe a recovery is now underway.

Revenue from Finished Products and Assemblies decreased 48.6% during the quarter ending September 30, 2024 from the prior year quarter ending September 30, 2023. The decrease in revenue from Finished Products and Assemblies was primarily attributable to a manufacturing pause for a defense/aerospace customer that was occasioned by a change in specification finalized late in the quarter ending September 30, 2024.

Gross Profit

Gross margin decreased to 26.6% during the quarter ending September 30, 2024, compared to 33.9% for the quarter ending September 30, 2023. Gross profit decreased to $1,117,330 during the three months ended September 30, 2024, compared to $1,463,611 for the three months ended September 30, 2023, primarily driven by changes in the product sales mix and the decreases in revenue discussed above.

Research & Development

R&D expenses increased $187,901 to $400,659 during the quarter ending September 30, 2024, compared to $212,758 during the quarter ending September 30, 2023. R&D expenses for the period represent employee-related expenses to support product improvements, the development of new technologies and standardized approaches to address the opportunities for an evolving single-use medical device environment.

Selling, General and Administrative Expenses

SG&A expenses increased $307,466, or 18.6% to $1,963,612 during the three months ended September 30, 2024, compared to $1,656,146 during the three months ended September 30, 2023. The increase in SG&A for the three-month period was primarily due to increased recruitment costs, bad debt expense, consulting expenses and information technology expenses.

Liquidity and Capital Resources

Based on our current plans and business conditions, management believes that the Company’s available cash and cash equivalents, the cash generated from operations, availability on our line of credit, and our ability to raise funds in the capital markets will be sufficient to provide for the Company’s working capital and capital expenditure requirements for at least 12 months from the date of this filing. However, our cash on hand and cash generated solely from operations may be insufficient to meet working capital needs for such period and we may be required to raise external financing in the short-term.

Net Cash Used in Operating Activities

During the three months ending September 30, 2024, net cash used in operating activities totaled $318,622 and included a net loss of $1,311,247, increases in inventory of $592,521, offset by increases in accounts payable and accrued expenses of $1,016,135, decreases in accounts receivable net of decreased customer deposit liabilities of $356,092, and non-cash items totaling $202,030.

During the three months ending September 30, 2023, net cash used in operating activities totaled $1,372,989 and included a net loss of $464,515, increases in inventory of $194,995, increases in accounts receivable net of increased customer deposit liabilities of $375,426, decreases in accounts payable and accrued expenses of $390,719, and non-cash items totaling $164,886.

Net Cash Used in Investing Activities

During the three months ending September 30, 2024, net cash used in investing activities was $28,099, consisting of purchases of property and equipment and patent costs. During the three months ended September 30, 2023, net cash used in investing activities was $43,517, consisting of purchases of property and equipment and patent costs.

Net Cash Provided by Financing Activities

During the three months ending September 30, 2024, we made payments of $139,527 on term notes and capital leases and repaid $500,000 on our revolving line of credit. We raised a net of $1,204,542 through the issuance of new shares in a registered direct common stock offering. During the three months ending September 30, 2023, we made payments of $138,876 on term notes and capital leases.

Indebtedness

In October 2021 we entered a $2,600,000 term loan with a commercial bank. In June 2023 we added a second term loan in the amount of $750,000. We secured a $250,000 line of credit from the same bank in October 2021 for working capital needs, which was increased to $500,000 in May 2022 and to $1,250,000 in June 2023. There were $500,000 in borrowings outstanding on the line of credit on September 30, 2024 and additional availability in the amount of $750,000.

Our loan agreement contains a minimum annual debt service coverage ratio covenant of 1.2x, for the period ending June 30, 2024. We did not meet this annual debt service coverage ratio as of June 30, 2024. Our lender has agreed to waive compliance with the debt service ratio covenant for the period ending June 30, 2024. In addition to the waiver, we have entered into amendments dated September 30, 2024 with our lender to both term loans which provide for a six month period of interest only payments from October 15, 2024 through March 15, 2025. We will begin to pay principal and interest under the Notes beginning with the payments due on April 15, 2025, with a new amortization schedule for the remaining term for such Notes through their maturity date. There were no other changes to or modifications to the Loan Agreement or the Notes.

On August 14. 2024 we entered into securities purchase agreements with institutional and accredited investors in addition to certain directors and officers of the Company for the purchase and sale of 265,868 shares of the Company’s common stock resulting in gross proceeds of approximately $1.4 million before deducting placement agent commissions and other estimated offering expenses. Net proceeds were $1,204,542.

Capital equipment expenditures and additional patent costs during the three months ended September 30, 2024 and in the same period in the prior year were $28,099 and $43,517, respectively.

Contractual cash commitments for the fiscal periods subsequent to September 30, 2024, are summarized as follows:

	Fiscal 2025	Thereafter	Total
Capital lease for equipment, including interest	$31,764	$28,004	$59,768
Minimum operating lease payments	$137,950	$11,478	$149,428

We have contractual cash commitments related to open purchase orders as of September 30, 2024 of approximately $4,549,000.

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

Item 4. Controls and Procedures.

Management’s Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer, who is our principal executive officer, and our Chief Financial Officer, who is our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures, including internal control over financial reporting, were effective as of September 30, 2024, to ensure the information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended (i) is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are intended to be designed to provide reasonable assurance that such information is accumulated and communicated to our management.

Material Weaknesses Previously Identified and Remediation Status

As disclosed in our Form 10-k for the fiscal year ending June 30, 2024 we did not properly value our raw material and work-in-process inventory resulting in an overstatement of inventory and an understatement of cost of goods sold in the amount of $320,000. We used a manually updated spreadsheet to maintain our records of quantities and costs in inventory, prior to transitioning to a new ERP system. The new ERP system was not properly updated to reflect current costs, and proper units of measure for certain items in inventory. During the quarter ending September 30, 2024, we conducted a thorough review of inventory item costs, updating incorrect item costs and units of measure in the new ERP system and established a methodology to continually monitor changes in costs through an analysis of purchase price variances and customer margin analysis.

Additionally, we realized during the preparation of the financial statements for the fiscal year ending June 30, 2024 that we did not properly expense certain research and development costs totaling $147,000, which was corrected prior to the filing of our financial statements on Form 10-K for the fiscal year ending June 30, 2024. We erroneously believed certain research and development costs were allowed to be capitalized under GAAP. The remediation of this material weakness has now been completed.

Changes in Internal Control over Financial Reporting

Except for the material weaknesses and remediation discussed above, there was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

For information regarding factors that could affect our results of operations, financial condition and liquidity, refer to the section entitled “Risk Factors” in Part I, Item 1A in our annual report on Form 10-K for the year ended June 30, 2024. There have been no material changes from the risk factors previously disclosed in our annual report on Form 10-K for the year ended June 30, 2024 as filed with the SEC.

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

Item 6. Exhibits.

Exhibit	Description

10.1	Form of Securities Purchase Agreement from August 13, 2024 offering (incorporated by reference to exhibit 10.1 of the Form 8-K dated August 14, 2024)

10.2	Placement Agency Agreement between Precision Optics Corporation, Inc and A.G.P./Alliance Global Partners dated August 13, 2024 (incorporated by reference to exhibit 10.2 of the Form 8-K dated August 14, 2024)

31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed Herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRECISION OPTICS CORPORATION, INC.

Date: November 14, 2024	By:	/s/ Joseph N. Forkey
Joseph N. Forkey
Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2024	By:	/s/ Wayne M. Coll
Wayne M. Coll
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

