Form 10-Q
period 2024-12-31
PRECISION OPTICS CORPORATION, INC.
filed 2025-02-13
CIK 867840

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2024

or

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

The number of shares outstanding of the issuer’s common stock, par value $0.01 per share, at February 12, 2025, was 6,364,879 shares.

PRECISION OPTICS CORPORATION, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

PRECISION OPTICS CORPORATION, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	December 31,	June 30,
	2024	2024
ASSETS
Current Assets:
Cash and cash equivalents	$212,441	$405,278
Accounts receivable, net of allowance for credit losses of $121,901 at December 31, 2024 and $118,872 at June 30, 2024	3,506,395	3,545,491
Inventories, net	3,847,827	2,868,100
Prepaid expenses	275,041	299,364
Total current assets	7,841,704	7,118,233

Fixed Assets:
Machinery and equipment	3,292,852	3,341,194
Leasehold improvements	823,191	810,914
Furniture and fixtures	506,660	416,425
	4,622,703	4,568,533
Less—accumulated depreciation and amortization	4,172,446	4,074,960
Net fixed assets	450,257	493,573

Operating lease right-to-use asset	101,946	189,999
Patents, net	292,474	286,559
Goodwill	8,824,210	8,824,210
Total other assets	9,218,630	9,300,768
TOTAL ASSETS	$17,510,591	$16,912,574

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Revolving line of credit	$900,000	$1,000,000
Current portion of capital lease obligation	36,622	41,113
Current maturities of long-term debt	427,763	276,928
Accounts payable	2,738,104	1,397,313
Contract liabilities	1,417,933	1,172,350
Accrued compensation and other	791,037	840,662
Operating lease liability	101,946	178,450
Total current liabilities	6,413,405	4,906,816

Capital lease obligation, net of current portion	9,270	27,369
Long-term debt, net of current maturities and debt issuance costs	1,611,944	1,899,052
Operating lease liability, net of current portion	–	11,549
Total liabilities	8,034,619	6,844,786

Stockholders’ Equity:
Common stock, $0.01 par value: 50,000,000 shares authorized; issued and outstanding – 6,355,534 shares at December 31, 2024 and 6,073,939 at June 30, 2024	63,555	60,739
Additional paid-in capital	62,883,729	61,197,433
Accumulated deficit	(53,471,312)	(51,190,384)
Total stockholders’ equity	9,475,972	10,067,788

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$17,510,591	$16,912,574

The accompanying notes are an integral part of these consolidated interim financial statements.

PRECISION OPTICS CORPORATION, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE SIX MONTHS ENDED

DECEMBER 31, 2024 AND 2023

(UNAUDITED)

	Three Months Ended December 31,		Six Months Ended December 31,
	2024	2023	2024	2023
Revenues	$4,526,907	$4,824,289	$8,723,960	$9,145,544

Cost of Goods Sold	3,456,965	3,373,313	6,536,688	6,230,957
Gross Profit	1,069,942	1,450,976	2,187,272	2,914,587

Research and Development Expenses	317,747	221,728	718,406	434,486

Selling, General and Administrative Expenses	1,662,216	1,933,410	3,625,828	3,589,556

Total Operating Expenses	1,979,963	2,155,138	4,344,234	4,024,042

Operating Income (Loss)	(910,021)	(704,162)	(2,156,962)	(1,109,455)

Interest Expense	(59,660)	(54,640)	(123,966)	(113,762)

Net Income (Loss)	$(969,681)	$(758,802)	$(2,280,928)	$(1,223,217)

Income (Loss) Per Share:
Basic and Fully Diluted	$(0.15)	$(0.13)	$(0.36)	$(0.20)

Weighted Average Common Shares Outstanding:
Basic and Fully Diluted	6,350,403	6,066,572	6,283,516	6,066,545

The accompanying notes are an integral part of these consolidated interim financial statements.

PRECISION OPTICS CORPORATION, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED

DECEMBER 31, 2024 AND 2023

(UNAUDITED)

	Six Month Period Ended December 31, 2024
	Number of Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance, July 1, 2024	6,073,939	$60,739	$61,197,433	$(51,190,384)	$10,067,788
Issuance of common stock in registered direct offering	265,868	2,659	1,201,883	–	1,204,542
Proceeds from exercise of stock option	10,363	104	26,896	–	27,000
Stock-based compensation	–	–	149,364	–	149,364
Net loss	–	–	–	(1,311,247)	(1,311,247)
Balance, September 30, 2024	6,350,170	63,502	62,575,576	(52,501,631)	10,137,447
Stock-based compensation	–	–	278,206	–	278,206
Issuance of common stock for consulting services	5,364	53	29,947	–	30,000
Net loss	–	–	–	(969,681)	(969,681)
Balance, December 31, 2024	6,355,534	$63,555	$62,883,729	$(53,471,312)	$9,475,972

	Six Month Period Ended December 31, 2023
	Number of Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance, July 1, 2023	6,066,518	$60,665	$60,224,934	$(48,239,007)	$12,046,592
Stock-based compensation	–	–	108,746	–	108,746
Net loss	–	–	–	(464,415)	(464,415)
Balance, September 30, 2023	6,066,518	60,665	60,333,680	(48,703,422)	11,690,923
Stock-based compensation	–	–	382,431	–	382,431
Proceeds from the exercise of stock options	1,000	10	2,690	–	2,700
Net loss	–	–	–	(758,802)	(758,802)
Balance, December 31, 2023	6,067,518	$60,675	$60,718,801	$(49,462,224)	$11,317,252

The accompanying notes are an integral part of these consolidated interim financial statements.

PRECISION OPTICS CORPORATION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED

DECember 31, 2024 AND 2023

(UNAUDITED)

	Six Months Ended December 31,
	2024	2023
Cash Flows from Operating Activities:
Net Income (Loss)	$(2,280,928)	$(1,223,217)
Adjustments to reconcile net loss to net cash used in by operating activities -
Depreciation and amortization	97,486	104,261
Stock-based compensation expense	457,570	491,177
Non-cash interest expense	8,918	8,752
Changes in operating assets and liabilities -
Accounts receivable, net	39,096	395,863
Inventories, net	(979,727)	(323,770)
Prepaid expenses	24,323	15,560
Accounts payable	1,340,791	(756,522)
Customer advances	245,583	(16,448)
Accrued compensation and other	(58,543)	(188,480)
Net cash used in operating activities	(1,105,431)	(1,492,824)

Cash Flows from Investing Activities:
Purchases of fixed assets	(54,170)	(152,240)
Additional patent costs	(5,915)	(18,532)
Net cash used in investing activities	(60,085)	(170,772)

Cash Flows from Financing Activities:
Payments of capital lease obligations	(22,590)	(21,282)
Payments of long-term debt	(121,273)	(256,630)
Payments of debt issuance costs	(15,000)	–
Payments on line of credit	(100,000)	–
Gross proceeds from private placements of common stock	1,204,542	–
Gross proceeds from the exercise of stock options	27,000	2,700
Net cash provided by (used in) financing activities	972,679	(275,212)

Net (decrease) increase in cash and cash equivalents	(192,837)	(1,938,808)
Cash and cash equivalents, beginning of period	405,278	2,925,852

Cash and cash equivalents, end of period	$212,441	$987,044

The accompanying notes are an integral part of these consolidated interim financial statements.

PRECISION OPTICS CORPORATION, INC.

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Operations

The accompanying consolidated financial statements include the accounts of Precision Optics Corporation, Inc. and its wholly-owned subsidiaries (the “Company”). All significant intercompany accounts and transactions have been eliminated in consolidation.

These consolidated financial statements have been prepared by the Company, without audit, and reflect normal recurring adjustments which, in the opinion of management, are necessary for a fair statement of the results of the first six months of the Company’s fiscal year 2025. These consolidated financial statements do not include all disclosures associated with annual consolidated financial statements and, accordingly, should be read in conjunction with footnotes contained in the Company’s consolidated financial statements for the year ended June 30, 2024, together with the Report of Independent Registered Public Accounting Firm filed under cover of the Company’s 2024 Annual Report on Form 10-K, filed with the Securities and Exchange Commission on September 30, 2024.

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

Income (Loss) Per Share

Basic income (loss) per share is computed by dividing net income or net loss by the weighted average number of shares of common stock outstanding during the period. Diluted income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period, plus the number of potentially dilutive securities outstanding during the period such as stock options. For the three months and six months ended December 31, 2024, potentially dilutive securities outstanding have been excluded from the computations of weighted-average shares outstanding because such securities have an antidilutive impact due to the net loss reported during those periods. The number of shares issuable upon the exercise of outstanding stock options that were excluded from the computation of fully dilutive weighted average shares outstanding was approximately 1,449,236 for the three and six months ended December 31, 2024.

The following is the calculation of income (loss) per share for the three months and six months ended December 31, 2024 and 2023:

	Three Months Ended December 31,		Six Months Ended December 31,
	2024	2023	2024	2023
Net Income (Loss) Basic and Fully Diluted	$(969,681)	$(758,802)	$(2,280,928)	$(1,223,217)

Weighted Average Shares Outstanding
Basic and Fully Diluted	6,350,403	6,066,572	6,283,516	6,066,545

Income (Loss) Per Share – Basic and Fully Diluted	$(0.15)	$(0.13)	$(0.36)	$(0.20)

Significant Customers and Concentration of Credit Risk

Financial instruments that subject the Company to credit risk consist primarily of cash equivalents and trade accounts receivable. The Company places its investments with highly rated financial institutions. The Company has not experienced any losses on these investments to date.

The allowance for credit losses was $121,901 at December 31, 2024, and $773,256 at December 31, 2023.

	Six Months Ended December 31,
	2024	2023
Allowance for credit losses, beginning of period	$118,872	$606,715
Change in the provision for expected credit losses	10,668	166,541
Writeoffs charged against the allowance	(7,639)	–
Allowance for credit losses, end of period	$121,901	$773,256

During the six months ended December 31, 2023, the Company increased the credit loss reserve to cover potential losses due to the non-payment of one engineering customer and subsequently wrote off the receivable against the reserve during the year ended June 30, 2024. The Company generally does not require collateral or other security as a condition of sale, rather it relies on credit approval, balance limitation and monitoring procedures to control credit risk in trade account financial instruments. Management believes the allowance for credit losses, which is established based upon review of specific account balances and historical experience, is adequate at December 31, 2024.

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

Goodwill and Patents

Long-lived assets such as goodwill and patents are capitalized when acquired and reviewed for impairment whenever events or changes in circumstances indicate that the book value of the asset may not be recoverable. Impairment of the carrying value of long-lived assets such as goodwill and patents would be indicated if the best estimate of future undiscounted cash flows expected to be generated by the asset grouping is less than its carrying value. If an impairment is indicated, any loss is measured as the difference between estimated fair value and carrying value and is recognized in operating income or loss. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. No such impairments of goodwill or patents have been estimated by management as of December 31, 2024.

2.	INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out) or market and consisted of the following:

	December 31, 2024	June 30, 2024
Raw Materials	$2,288,616	$1,570,135
Work-In-Progress	311,227	157,406
Finished Goods	1,247,934	1,140,559
Total Inventories (Net)	$3,847,827	$2,868,100

The inventory reserve was $322,065 and $266,843 at December 31, 2024 and June 2024, respectively.

3.	BANK FINANCING ACTIVITIES

Bank Line of Credit

On October 4, 2021, the Company entered into a Loan Agreement with Main Street Bank of Marlborough, Massachusetts, which provided for a $2,600,000 Term Loan and a $250,000 Revolving Line of Credit Loan Facility (the “Revolver”), which was increased to $500,000 effective May 17, 2022, and $1,250,000 effective June 2, 2023. Borrowings under the Revolver are limited by the borrowing base comprised of a percentage of accounts receivable and inventory and secured by all assets of the Company. Borrowings under the Revolver will bear interest payable monthly at the prime lending rate plus 1.5% per annum and shall not be less than 4.75% per annum. Borrowings under the Revolver are due upon demand. Borrowings under the Revolver at December 31, 2024 were $900,000, with $350,000 remaining available for use.

The Company’s Loan Agreement with the Lender contains a minimum annual debt service coverage ratio covenant of 1.2x. The Company did not meet this annual debt service coverage ratio for the fiscal year ended June 20, 2024. The Company’s Lender has agreed to waive compliance with such debt service ratio covenant for the period ending June 30, 2024. In addition to such waiver, the Lender and the Company have entered into an amendment dated September 30, 2024 to that certain Term Loan dated October 4, 2021, as amended and that certain Promissory Note dated June 2, 2023 (collectively, the “Notes”) which amendments provide for a six month period of interest only payments from October 15, 2024 through March 15, 2025 for the Notes. The Company will begin to pay principal and interest under the Notes beginning with the payments due on April 15, 2025, with a new amortization schedule for the remaining term for such Notes through their maturity date. There were no other changes to or modifications to the Loan Agreement or the Notes.

Long-Term Debt

Long-term debt consists of the following at December 31, 2024:

Amount
Term Loan Note payable to Main Street Bank with monthly principal payments of $35,173, excluding six months in Fiscal 2025, plus interest at a fixed rate of 7.0% per annum. Secured by all assets of the Company, and subject to certain periodic reporting to the bank and other conditions including an annual minimum EBITDA plus stock-based compensation to debt service coverage ratio of 1.20:1 commencing with the fiscal year ending June 30, 2023. The Term Loan Note matures on October 15, 2028.	$1,516,667

Permanent Working Capital Loan payable to Main Street Bank with monthly principal payments of $14,375, excluding six months in Fiscal 2025, plus interest at a fixed rate of 8.625% per annum. Secured by all assets of the Company, and subject to certain periodic reporting to the bank and other conditions including an annual minimum EBITDA plus stock-based compensation to debt service coverage ratio of 1.20:1 commencing with the fiscal year ending June 30, 2023. The Permanent Working Capital Loan matures on June 15, 2028.	562,500

Less current maturities	(427,763)
Less debt issuance and modification costs, net of accumulated amortization of $23,278	(39,460)
Long-term debt, net of current maturities and debt issuance costs	$1,611,944

At December 31, 2024 principal payments due on the Term Loan Notes payable are as follows:

Fiscal Year Ending June 30:
2025	$148,644
2026	594,578
2027	594,578
2028	594,578
2029	146,789
$2,079,167

4.	LEASE OBLIGATIONS

In March 2021 the Company entered into a five-year capital lease in the amount of $161,977 for manufacturing equipment. In January 2020, the Company entered into a five-year capital lease for $47,750 for manufacturing equipment. The net book value of fixed assets under capital lease obligations as of December 31, 2024 is $45,892.

On July 1, 2019, the Company entered into a three-year operating lease for its facility in El Paso, Texas, and in February 2022 extended the lease through June 2025. Remaining minimum lease payments at December 31, 2024 total $22,927. Total rent expense including base rent and common area expenses was $33,281 and $36,288 during the six months ended December 31, 2024 and 2023, respectively.

On October 4, 2021, the Company assumed the remaining term of the Windham, Maine lease as part of the Lighthouse acquisition. The lease expires on July 31, 2025. Remaining minimum lease payments on December 31, 2024 total $79,019. Total rent expense including base rent and common area expenses was $68,864 during both the six months ended December 31, 2024 and 2023. Included in the accompanying balance sheet at December 31, 2024 is a right-of-use asset of $101,946 and current right-of-use operating lease liabilities of $101,946.

At December 31, 2024 future minimum lease payments under the capital lease and operating lease obligations are as follows:

Fiscal Year Ending June 30:	Capital Leases	Operating Lease
2025	$19,610	$92,007
2026	28,028	11,477
Total Minimum Payments	47,638	103,484
Less: amount representing interest	1,746	1,538
Present value of minimum lease payments	45,892	101,946
Less: current portion	36,622	101,946
Lease Obligation, net of current portion	$9,270	$–

The Company’s four facilities in Gardner, Massachusetts, which are used for offices, production and storage spaces are leased primarily on a tenant-at-will basis. Rent expense on these operating leases was $102,540 and $97,581 for the six months ended December 31, 2024, and 2023, respectively.

5.	STOCK-BASED COMPENSATION

Stock Options

The following table summarizes stock-based compensation expense for the three months and six months ended December 31, 2024 and 2023.

The following table summarizes stock-based compensation expense for the three and six months ended December 31, 2024 and 2023:

	Three Months Ended December 31,		Six Months Ended December 31,
	2024	2023	2024	2023
Cost of Goods Sold	$39,226	$21,876	$78,452	$44,502
Selling, General and Administrative	268,980	360,555	379,118	446,675
Stock Based Compensation Expense	$308,206	$382,431	$457,570	$491,177

No compensation has been capitalized because such amounts would have been immaterial.

The following tables summarize stock option activity for the six months ended December 31, 2024:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Life
Outstanding at June 30, 2024	1,357,735	$4.72	6.60 years
Granted	120,000	5.02	–
Exercised	(10,999)	2.81	–
Cancelled, forfeited, or expired	(17,500)	4.62	–
Outstanding at December 31, 2024	1,449,236	$4.74	6.40 years

The aggregate intrinsic value of the Company’s in-the-money outstanding and exercisable options as of December 31, 2024 were $1,021,031 and $1,011,831, respectively.

6.	REVENUE RECOGNITION

The Company determines revenue recognition for arrangements that we determine are within the scope of Accounting Standards Codification Topic 606, “Revenue from Contracts with Customers,” or ASC 606, by performing the following five steps: (i) identify the contract with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when, or as, the Company satisfies the performance obligations. At contract inception, once the contract is determined to be within the scope of ASC 606, the Company assesses the goods or services promised within the contract and determines those that are performance obligations and assess whether each promised good or service is distinct based on the contract.

The Company disaggregates revenues by product and service types as it believes best depicts how the nature, amount, timing and uncertainty of revenues and cash flows are affected by economic factors. Revenues are comprised of the following for the three and six months ended December 31, 2024 and 2023:

	Three Months Ended December 31,		Six Months Ended December 31,
	2024	2023	2024	2023
Engineering Design Services	$1,203,992	$2,265,217	$3,055,363	$4,166,216
Optical Components	2,985,157	1,979,875	5,065,345	3,883,186
Medical Device Products and Assemblies	337,758	579,197	603,252	1,096,142
Technology Rights	–	–	–	–
Total Revenues	$4,526,907	$4,824,289	$8,723,960	$9,145,544

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

Contract Assets and Liabilities

The nature of the Company’s products and services does not generally give rise to contract assets as it typically does not incur costs to fulfill a contract before a product or service is provided to a customer. The Company’s costs to obtain contracts are typically in the form of sales commissions paid to employees. The Company has elected to expense sales commissions associated with obtaining a contract as incurred as the amortization period is generally less than one year. These costs have been recorded in selling, general and administrative expenses. As of December 31, 2024, there were no contract assets recorded in the Company’s Consolidated Balance Sheets.

The Company’s contract liabilities arise from unearned revenue received from customers at inception of contracts or where the timing of billing for services precedes satisfaction of our performance obligations. The Company generally satisfies performance obligations within one year from the contract’s inception date.

Contract liabilities, which are recorded in the Company’s Consolidated Balance Sheets, and unearned revenue are comprised of the following:

	Three Months Ended December 31,		Six Months Ended December 31,
	2024	2023	2024	2023
Contract liabilities, beginning of period	$1,106,546	$1,424,983	$1,172,350	$1,174,690
Unearned revenue received from customers	361,711	272,572	833,328	705,691
Revenue recognized	(50,324)	(539,313)	(587,745)	(722,139)
Contract liabilities, end of period	$1,417,933	$1,158,242	$1,417,933	$1,158,242

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and notes to those statements included elsewhere in this Quarterly Report on Form 10-Q for the quarter ended December 31, 2024 and with our audited consolidated financial statements for the year ended June 30, 2024 included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on September 30, 2024.

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

Results of Operations

Revenue

	Three Months Ended December 31,
	2024	Percent of Sales	2023	Percent of Sales	Increase (Decrease)	Percent Change
Engineering Design Services	$1,203,992	26.6	$2,265,217	47.0	$(1,061,225)	(46.8)
Optical Components	2,985,157	65.9	1,979,875	41.0	1,005,282	50.8
Finished Products and Assemblies	337,758	7.5	579,197	12.0	(241,439)	(41.7)
Total Revenues	$4,526,907	100.0	$4,824,289	100.0	$(297,382)	(6.2)

	Six Months
	Ended December 31,
	2024	Percent of Sales	2023	Percent of Sales	Increase (Decrease)	Percent Change
Engineering Design Services	$3,055,363	35.0	$4,166,216	45.6	$(1,110,853)	(26.7)
Optical Components	5,065,345	58.1	3,883,186	42.4	1,182,159	30.4
Finished Products and Assemblies	603,252	6.9	1,096,142	12.0	(492,890)	(45.0)
Total Revenues	$8,723,960	100.0	$9,145,544	100.0	$(421,584)	(4.6)

Total revenues for the quarter ended December 31, 2024 were $4,526,907, as compared to $4,824,289 for the same period in the prior year, a decrease of $297,382 or 6.2% and for the six months ended December 31, 2024 was $8,723,960 as compared to $9,145,544 for the same period in the prior year, a decrease of $421,584, or 4.6%.

Revenue from Engineering Design Services decreased 46.8% and 26.7% during the three- and six-month periods ending December 31, 2024 from the same periods in the prior fiscal year. Revenue decreases in the engineering category resulted from decreased demand for services, increases in internal research and development, and delays related to milestone completion. Engineering demand was reduced in the quarter by customer design engagements completing the transition into the manufacture of new Finished Products and Assemblies.

Revenue from Optical Components increased 50.8% and 30.4% during the three- and six-month periods ending December 31, 2024 from the same periods in the prior fiscal year due to the introduction of new defense/aerospace and medical device programs.

Revenue from Finished Products and Assemblies decreased 41.7% and 45.0% during the three- and six-month periods ending December 31, 2024 from the same periods in the prior fiscal year. The decreases in Finished Products and Assemblies were attributable to lower demand for certain production programs and the timing of order fulfillment.

Gross Profit

Gross margin decreased to 23.6% during the quarter ending December 31, 2024, compared to 30.1% for the quarter ending December 31, 2023. Gross profit decreased to $1,069,942 during the three months ending December 31, 2024, compared to $1,450,976 for the three months ended December 31, 2023, primarily driven by changes in the product sales mix and the decreases in revenue discussed above.

Gross margin decreased to 25.1% during the six months ending December 31, 2024, compared to 31.9% for the six months ending December 31, 2023. Gross profit decreased to $2,187,272 during the six months ending December 31, 2024, compared to $,2,914,587 for the six months ending December 31, 2023.

Research & Development

R&D expenses increased $96,019 to $317,747 during the quarter ending December 31, 2024, compared to $221,728 during the quarter ending December 31, 2023. R&D expenses increased $283,920 to $718,406 during the six months ending December 31, 2024, compared to $434,486 during the six months end December 31, 2023. R&D expenses for the period represent employee-related expenses to support product improvements, the development of new technologies and standardized approaches to address the opportunities for an evolving single-use medical device environment.

Selling, General and Administrative Expenses

SG&A expenses decreased $271,194, or 14.0% to $1,662,216 during the three months ending December 31, 2024, compared to $1,933,411 during the three months ending December 31, 2023. The decrease in SG&A for the three-month period was primarily due to lower bad debt expense and lower stock-based compensation. SG&A expenses increased $36,272, or 1.0% to $3,625,828 during the six months ending December 31, 2024, compared to $3,589,556 during the six months ended December 31, 2023.

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

Net Cash Used in Operating Activities

During the six months ending December 31, 2024, net cash used in operating activities totaled $1,105,431 as compared to $1,492,824 during the six months ending December 31, 2023. The decrease in net cash used in operating activities was primarily due to increased accounts payable and customer advances during the six months ending December 31, 2024, partially offset by the increase in net loss and inventory during such period.

Net Cash Used in Investing Activities

During the six months ending December 31, 2024, net cash used in investing activities was $60,085, consisting of purchases of property and equipment and patent costs. During the six months ending December 31, 2023, net cash used in investing activities was $170,772, consisting of purchases of property and equipment and patent costs.

Net Cash Provided by Financing Activities

During the six months ending December 31, 2024, we made payments of $158,863 on term notes and capital leases and repaid $100,000 on our revolving line of credit. We raised a net of $1,204,542 through the issuance of new shares in a registered direct common stock offering and $27,000 in proceeds from stock option exercises. During the six months ending December 31, 2023, we made payments of $277,912 on term notes and capital leases offset by proceeds on stock exercises of $2,700.

Indebtedness

In October 2021 we entered a $2,600,000 term loan with a commercial bank. In June 2023 we added a second term loan in the amount of $750,000. We secured a $250,000 line of credit from the same bank in October 2021 for working capital needs, which was increased to $500,000 in May 2022 and to $1,250,000 in June 2023. There were $900,000 in borrowings outstanding on the line of credit on December 31, 2024 and additional availability in the amount of $350,000.

Our loan agreement contains a minimum annual debt service coverage ratio covenant of 1.2x. We did not meet this annual debt service coverage ratio as of June 30, 2024. Our lender has agreed to waive compliance with the debt service ratio covenant for the period ending June 30, 2024. In addition to the waiver, we have entered into amendments dated September 30, 2024 with our lender to both term loans which provide for a six-month period of interest only payments from October 15, 2024 through March 15, 2025. We will begin to pay principal and interest under the Notes beginning with the payments due on April 15, 2025, with a new amortization schedule for the remaining term for such Notes through their maturity date. There were no other changes to or modifications to the Loan Agreement or the Notes.

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

Capital equipment expenditures and additional patent costs during the six months ended December 31, 2024 and in the same period in the prior year were $60,085 and $170,772, respectively.

Contractual cash commitments for the fiscal periods subsequent to December 31, 2024, are summarized as follows:

	Fiscal 2025	Thereafter	Total
Capital lease for equipment, including interest	$19,610	$28,028	$47,638

Minimum operating lease payments	$92,007	$11,477	$103,484

We have contractual cash commitments related to open purchase orders as of December 31, 2024 of approximately $5,807,000.

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

Material Weaknesses Previously Identified and Remediation Status

As disclosed in our Form 10-K for the fiscal year ending June 30, 2024, we did not properly value our raw material and work-in-process inventory resulting in an overstatement of inventory and an understatement of cost of goods sold in the amount of $320,000. We used a manually updated spreadsheet to maintain our records of quantities and costs in inventory, prior to transitioning to a new ERP system. The new ERP system was not properly updated to reflect current costs, and proper units of measure for certain items in inventory. During the period ending September 30, 2024, we conducted a thorough review of inventory item costs, updating incorrect item costs and units of measure in the new ERP system, established a methodology and now continually monitor changes in costs through an analysis of purchase price variances and customer margin analysis.

Additionally, we realized during the preparation of the financial statements for the fiscal year ended June 30, 2024 that we did not properly expense certain research and development costs totaling $147,000 which was corrected prior to the filing of our financial statements on Form 10-K for the fiscal year ending June 30, 2024. We erroneously believed certain research and development costs were allowed to be capitalized under GAAP. The remediation of this material weakness was completed effective September 30, 2024.

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

Item 1A. Risk Factors.

For information regarding factors that could affect our results of operations, financial condition and liquidity, refer to the section entitled “Risk Factors” in Part I, Item 1A in our annual report on Form 10-K for the year ended June 30, 2024. There have been no material changes from the risk factors previously disclosed in our annual report on Form 10-K for the year ended June 30, 2024, as filed with the Securities and Exchange Commission.

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

PRECISION OPTICS CORPORATION, INC.

Date: February 13, 2025	By:	/s/ Joseph N. Forkey
Joseph N. Forkey
Chief Executive Officer (Principal Executive Officer)

Date: February 13, 2025	By:	/s/ Wayne M. Coll
Wayne M. Coll
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

