Form 10-Q
period 2025-03-31
PRECISION OPTICS CORPORATION, INC.
filed 2025-05-15
CIK 867840

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

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

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of large accelerated filer, accelerated filer, smaller reporting company, and emerging growth company in Rule 12b-2 of the Exchange Act.

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

The number of shares outstanding of the issuer’s common stock, par value $0.01 per share, at May 8, 2025, was 7,666,247 shares.

PRECISION OPTICS CORPORATION, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

PRECISION OPTICS CORPORATION, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31,	June 30,
	2025	2024
ASSETS
Current Assets:
Cash and cash equivalents	$2,547,873	$405,278
Accounts receivable, net of allowance for credit losses of $66,833 at March 31, 2025 and $118,872 at June 30, 2024	3,425,053	3,545,491
Inventories, net	3,671,401	2,868,100
Prepaid expenses	326,524	299,364
Total current assets	9,970,851	7,118,233

Fixed Assets:
Machinery and equipment	3,408,480	3,341,194
Leasehold improvements	823,191	810,914
Furniture and fixtures	517,847	416,425
	4,749,518	4,568,533
Less—accumulated depreciation and amortization	4,215,649	4,074,960
Net fixed assets	533,869	493,573

Operating lease right-to-use asset	57,088	189,999
Patents, net	236,256	286,559
Goodwill	8,824,210	8,824,210
Total other assets	9,117,554	9,300,768
TOTAL ASSETS	$19,622,274	$16,912,574

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Revolving line of credit	$–	$1,000,000
Current portion of capital lease obligation	36,225	41,113
Current maturities of long-term debt	576,405	276,928
Accounts payable	1,873,572	1,397,313
Contract liabilities	1,665,551	1,172,350
Accrued compensation and other	800,371	840,662
Current portion of operating lease liability	57,088	178,450
Total current liabilities	5,009,212	4,906,816

Capital lease obligation, net of current portion	–	27,369
Long-term debt, net of current maturities and debt issuance costs	1,435,345	1,899,052
Operating lease liability, net of current portion	–	11,549
Total liabilities	6,444,557	6,844,786

Stockholders’ Equity:
Common stock, $0.01 par value: 50,000,000 shares authorized; issued and outstanding – 7,666,247 shares at March 31, 2025 and 6,073,939 at June 30, 2024	76,662	60,739
Additional paid-in capital	68,669,128	61,197,433
Accumulated deficit	(55,568,073)	(51,190,384)
Total stockholders’ equity	13,177,717	10,067,788

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$19,622,274	$16,912,574

The accompanying notes are an integral part of these consolidated interim financial statements.

PRECISION OPTICS CORPORATION, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE NINE MONTHS ENDED

MARCH 31, 2025 AND 2024

(UNAUDITED)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2025	2024	2025	2024
Revenues	$4,185,968	$5,242,579	$12,909,928	$14,388,123

Cost of Goods Sold	3,767,993	3,383,842	10,304,681	9,614,799
Gross Profit	417,975	1,858,737	2,605,247	4,773,324

Research and Development Expenses	211,242	192,773	929,648	627,259

Selling, General and Administrative Expenses	2,245,018	1,924,491	5,870,846	5,514,047

Total Operating Expenses	2,456,260	2,117,264	6,800,494	6,141,306

Operating Income (Loss)	(2,038,285)	(258,527)	(4,195,247)	(1,367,982)

Interest Expense	(58,476)	(58,528)	(182,442)	(172,290)

Net Income (Loss)	$(2,096,761)	$(317,055)	$(4,377,689)	$(1,540,272)

Income (Loss) Per Share:
Basic and Fully Diluted	$(0.30)	$(0.05)	$(0.67)	$(0.25)

Weighted Average Common Shares Outstanding:
Basic and Fully Diluted	6,917,281	6,068,419	6,491,687	6,067,165

The accompanying notes are an integral part of these consolidated interim financial statements.

PRECISION OPTICS CORPORATION, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED

MARCH 31, 2025 AND 2024

(UNAUDITED)

	Nine Month Period Ended March 31, 2025
	Number of Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance, July 1, 2024	6,073,939	$60,739	$61,197,433	$(51,190,384)	$10,067,788
Issuance of common stock in registered direct offering	265,868	2,659	1,201,883	–	1,204,542
Proceeds from exercise of stock option	10,363	104	26,896	–	27,000
Stock-based compensation	–	–	149,364	–	149,364
Net loss	–	–	–	(1,311,247)	(1,311,247)
Balance, September 30, 2024	6,350,170	63,502	62,575,576	(52,501,631)	10,137,447
Stock-based compensation	–	–	278,206	–	278,206
Issuance of common stock for consulting services	5,364	53	29,947	–	30,000
Net loss	–	–	–	(969,681)	(969,681)
Balance, December 31, 2024	6,355,534	63,555	62,883,729	(53,471,312)	9,475,972
Issuance of common stock in registered direct offering	1,272,500	12,725	5,052,869	–	5,065,594
Proceeds from exercise of stock option	13,162	132	18,118	–	18,250
Stock-based compensation	–	–	592,964	–	592,964
Issuance of common stock for consulting services and employees	25,051	250	121,448	–	121,698
Net loss	–	–	–	(2,096,761)	(2,096,761)
Balance, March 31, 2025	7,666,247	$76,662	$68,669,128	$(55,568,073)	$13,177,717

	Nine Month Period Ended March 31, 2024
	Number of Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance, July 1, 2023	6,066,518	$60,665	$60,224,934	$(48,239,007)	$12,046,592
Stock-based compensation	–	–	108,746	–	108,746
Net loss	–	–	–	(464,415)	(464,415)
Balance, September 30, 2023	6,066,518	60,665	60,333,680	(48,703,422)	11,690,923
Stock-based compensation	–	–	382,431	–	382,431
Proceeds from the exercise of stock options	1,000	10	2,690	–	2,700
Net loss	–	–	–	(758,802)	(758,802)
Balance, December 31, 2023	6,067,518	60,675	60,718,801	(49,462,224)	11,317,252
Stock-based compensation	–	–	258,214	–	258,214
Proceeds from the exercise of stock options	1,000	10	2,690	–	2,700
Net loss	–	–	–	(317,055)	(317,055)
Balance, March 31, 2024	6,068,518	$60,685	$60,979,705	$(49,779,279)	$11,261,111

The accompanying notes are an integral part of these consolidated interim financial statements.

PRECISION OPTICS CORPORATION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED

MARCH 31, 2025 AND 2024

(UNAUDITED)

	Nine Months Ended March 31,
	2025	2024
Cash Flows from Operating Activities:
Net Income (Loss)	$(4,377,689)	$(1,540,272)
Adjustments to reconcile net loss to net cash used in by operating activities -
Depreciation and amortization	159,844	156,586
Stock-based compensation expense	1,020,534	749,391
Non-cash interest expense	8,918	13,128
Changes in operating assets and liabilities -
Accounts receivable, net	120,438	(316,362)
Inventories, net	(803,301)	(256,005)
Prepaid expenses	(27,160)	40,176
Accounts payable	476,259	(737,086)
Contract liabilities	493,201	290,235
Accrued compensation and other	(49,209)	(106,789)
Net cash used in operating activities	(2,978,165)	(1,706,998)

Cash Flows from Investing Activities:
Purchases of fixed assets	(180,985)	(260,804)
Reclassification/additional patent costs	31,148	(21,274)
Net cash used in investing activities	(149,837)	(282,078)

Cash Flows from Financing Activities:
Payments of capital lease obligations	(32,257)	(32,164)
Payments of long-term debt	(149,230)	(384,945)
Payments of debt issuance costs	(15,000)	–
Payments/Borrowings on line of credit	(1,000,000)	400,000
Gross proceeds from registered direct offerings of common stock	6,270,136	–
Stock issued for services	151,698	–
Gross proceeds from the exercise of stock options	45,250	5,400
Net cash provided by (used in) financing activities	5,270,597	(11,709)

Net increase (decrease) in cash and cash equivalents	2,142,595	(2,000,785)
Cash and cash equivalents, beginning of period	405,278	2,925,852

Cash and cash equivalents, end of period	$2,547,873	$925,067

The accompanying notes are an integral part of these consolidated interim financial statements.

PRECISION OPTICS CORPORATION, INC.

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Operations

The accompanying consolidated financial statements include the accounts of Precision Optics Corporation, Inc. and its wholly-owned subsidiaries (the “Company”). All significant intercompany accounts and transactions have been eliminated in consolidation.

These consolidated financial statements have been prepared by the Company, without audit, and reflect normal recurring adjustments which, in the opinion of management, are necessary for a fair statement of the results of the first nine months of the Company’s fiscal year 2025. These consolidated financial statements do not include all disclosures associated with annual consolidated financial statements and, accordingly, should be read in conjunction with footnotes contained in the Company’s consolidated financial statements for the year ended June 30, 2024, together with the Report of Independent Registered Public Accounting Firm filed under cover of the Company’s 2024 Annual Report on Form 10-K, filed with the Securities and Exchange Commission on September 30, 2024, as amended by that certain Amendment No. 1 on Form 10-K/A filed with the Securities and Exchange Commission on October 28, 2024.

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

Income (Loss) Per Share

Basic income (loss) per share is computed by dividing net income or net loss by the weighted average number of shares of common stock outstanding during the period. Diluted income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period, plus the number of potentially dilutive securities outstanding during the period such as stock options. For the three months and nine months ended March 31, 2025, potentially dilutive securities outstanding have been excluded from the computations of weighted-average shares outstanding because such securities have an antidilutive impact due to the net loss reported during those periods. The number of shares issuable upon the exercise of outstanding stock options that were excluded from the computation of fully dilutive weighted average shares outstanding was approximately 1,308,988 for the three and nine months ended March 31, 2025.

The following is the calculation of income (loss) per share for the three months and nine months ended March 31, 2025 and 2024:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2025	2024	2025	2024
Net Income (Loss) Basic and Fully Diluted	$(2,096,761)	$(317,055)	$(4,377,690)	$(1,540,272)

Weighted Average Shares Outstanding
Basic and Fully Diluted	6,917,281	6,068,419	6,491,687	6,067,165

Income (Loss) Per Share – Basic and Fully Diluted	$(0.30)	$(0.05)	$(0.67)	$(0.25)

Significant Customers and Concentration of Credit Risk

Financial instruments that subject the Company to credit risk consist primarily of cash equivalents and trade accounts receivable. The Company places its investments with highly rated financial institutions. The Company has not experienced any losses on these investments to date.

The allowance for credit losses was $66,833 at March 31, 2025, and $826,434 at March 31, 2024.

	Nine Months Ended March 31,
	2025	2024
Allowance for credit losses, beginning of period	$118,872	$606,715
Change in the provision for expected credit losses	(52,039)	219,719
Allowance for credit losses, end of period	$66,833	$826,434

During the nine months ended March 31, 2024, the Company increased the credit loss reserve to cover potential losses due to the non-payment of one engineering customer and subsequently wrote off the receivable against the reserve during the year ended June 30, 2024. The Company generally does not require collateral or other security as a condition of sale, rather it relies on credit approval, balance limitation and monitoring procedures to control credit risk in trade account financial instruments. Management believes the allowance for credit losses, which is established based upon review of specific account balances and historical experience, is adequate at March 31, 2025.

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

Goodwill and Patents

Long-lived assets such as goodwill and patents are capitalized when acquired and reviewed for impairment whenever events or changes in circumstances indicate that the book value of the asset may not be recoverable. Impairment of the carrying value of long-lived assets such as goodwill and patents would be indicated if the best estimate of future undiscounted cash flows expected to be generated by the asset grouping is less than its carrying value. If an impairment is indicated, any loss is measured as the difference between estimated fair value and carrying value and is recognized in operating income or loss. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. No such impairments of goodwill or patents have been estimated by management as of March 31, 2025.

2.	INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

	March 31, 2025	June 30, 2024
Raw Materials	$1,998,618	$1,570,135
Work-In-Progress	529,976	157,406
Finished Goods	1,142,807	1,140,559
Total Inventories (Net)	$3,671,401	$2,868,100

The inventory reserve was $431,259 and $266,843 at March 31, 2025 and June 2024, respectively.

3.	BANK FINANCING ACTIVITIES

Bank Line of Credit

On October 4, 2021, the Company entered into a Loan Agreement with Main Street Bank of Marlborough, Massachusetts (the “Lender”), which provided for a $2,600,000 Term Loan and a $250,000 Revolving Line of Credit Loan Facility (the “Revolver”), which was increased to $500,000 effective May 17, 2022, and $1,250,000 effective June 2, 2023. Borrowings under the Revolver are limited by the borrowing base comprised of a percentage of accounts receivable and inventory and secured by all assets of the Company. Borrowings under the Revolver will bear interest payable monthly at the prime lending rate plus 1.5% per annum and shall not be less than 4.75% per annum. Borrowings under the Revolver are due upon demand. There were no borrowings under the Revolver at March 31, 2025.

The Company’s Loan Agreement with the Lender contains a minimum annual debt service coverage ratio covenant of 1.2x. The Company did not meet this annual debt service coverage ratio for the fiscal year ended June 30, 2024. The Company’s Lender has agreed to waive compliance with such debt service ratio covenant for the period ending June 30, 2024. In addition to such waiver, the Lender and the Company have entered into an amendment dated September 30, 2024 to that certain Term Loan dated October 4, 2021, as amended and that certain Promissory Note dated June 2, 2023 (collectively, the “Notes”) which amendments provide for a six month period of interest only payments from October 15, 2024 through March 15, 2025 for the Notes. The Company commenced payments of principal and interest under the Notes beginning with the payments due on April 15, 2025, with a new amortization schedule for the remaining term for such Notes through their maturity date. On February 14, 2025, the lender agreed to waive compliance with the annual debt service coverage ratio covenant for the fiscal year ending June 30, 2025, subject to a $30,000 waiver fee and the completion of an equity raise of at least $4,500,000 by February 24, 2025, which the Company satisfied on February 21, 2025. Any future advances are contingent on the Company achieving a minimum Debt Service Coverage ratio of 1.20x based on quarterly testing. There were no other changes to or modifications to the Loan Agreement or the Notes.

Long-Term Debt

Long-term debt consists of the following at March 31, 2025:

Amount
Term Loan Note payable to Main Street Bank with monthly principal payments of $35,173, excluding six months in Fiscal 2025, plus interest at a fixed rate of 7.0% per annum. Secured by all assets of the Company, and subject to certain periodic reporting to the bank and other conditions including an annual minimum EBITDA plus stock-based compensation to debt service coverage ratio of 1.20:1 commencing with the fiscal year ending June 30, 2023. The Term Loan Note matures on October 15, 2028.	$1,516,667

Permanent Working Capital Loan payable to Main Street Bank with monthly principal payments of $14,375, excluding six months in Fiscal 2025, plus interest at a fixed rate of 8.625% per annum. Secured by all assets of the Company, and subject to certain periodic reporting to the bank and other conditions including an annual minimum EBITDA plus stock-based compensation to debt service coverage ratio of 1.20:1 commencing with the fiscal year ending June 30, 2023. The Permanent Working Capital Loan matures on June 15, 2028.	562,500

Less current maturities	(576,405)
Less debt issuance and modification costs, net of accumulated amortization of $25,320	(67,417)
Long-term debt, net of current maturities and debt issuance costs	$1,435,345

At March 31, 2025 principal payments due on the Term Loan Notes payable are as follows:

Fiscal Year Ending June 30:
2025	$148,644
2026	594,578
2027	594,578
2028	594,578
2029	146,789
$2,079,167

4.	LEASE OBLIGATIONS

In March 2021 the Company entered into a five-year capital lease in the amount of $161,977 for manufacturing equipment. In January 2020, the Company entered into a five-year capital lease for $47,750 for manufacturing equipment. The net book value of fixed assets under capital lease obligations as of March 31, 2025 is $36,225.

On July 1, 2019, the Company entered into a three-year operating lease for its facility in El Paso, Texas, and in February 2022 extended the lease through June 2025. Remaining minimum lease payments at March 31, 2025 total $11,512. Total rent expense including base rent and common area expenses was $49,808 and $52,534 during the nine months ended March 31, 2025 and 2024, respectively.

On October 4, 2021, the Company assumed the remaining term of the Windham, Maine lease as part of the Lighthouse acquisition. The lease expires on July 31, 2025. Remaining minimum lease payments on March 31, 2025 total $45,435. Total rent expense including base rent and common area expenses was $103,296 and $91,819 during the nine months ended March 31, 2025 and 2024, respectively. Included in the accompanying balance sheet at March 31, 2025 is a right-of-use asset of $57,088 and current right-of-use operating lease liabilities of $57,088.

At March 31, 2025 future minimum lease payments under capital lease and operating lease obligations are as follows:

Fiscal Year Ending June 30:	Capital Leases	Operating Lease
2025	$9,335	$45,944
2026	28,004	11,477
Total Minimum Payments	37,339	57,421
Less: amount representing interest	1,114	333
Present value of minimum lease payments	36,225	57,088
Less: current portion	36,225	57,088
Lease Obligation, net of current portion	$–	$–

The Company’s four facilities in Gardner, Massachusetts, which are used for offices, production and storage spaces are leased primarily on a tenant-at-will basis. Rent expense on these operating leases was $156,143 and $147,544 for the nine months ended March 31, 2025, and 2024, respectively.

5.	CAPITAL STOCK

On August 14, 2024 we entered into securities purchase agreements with institutional and accredited investors in addition to certain directors and officers of the Company for the purchase and sale of 265,868 shares of the Company’s common stock resulting in gross proceeds of approximately $1.4 million before deducting placement agent commissions and other estimated offering expenses. Net proceeds were $1,204,542.

On February 19, 2025, the Company entered into securities purchase agreements with institutional and accredited investors for the sale of 1,272,500 shares of the Company’s common stock in a registered direct offering at a purchase price of $4.00 per share. The offering closed on February 21, 2025 with net proceeds after transaction costs of $5,053,000.

6.	STOCK-BASED COMPENSATION

Stock Options

The following table summarizes stock-based compensation expense for the three months and nine months ended March 31, 2025 and 2024.

The following table summarizes stock-based compensation expense for the three and nine months ended March 31, 2025 and 2024:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2025	2024	2025	2024
Cost of Goods Sold	$36,333	$34,876	$114,785	$79,377
Selling, General and Administrative	526,631	223,338	905,749	670,014
Stock Based Compensation Expense	$562,964	$258,214	$1,020,534	$749,391

No compensation has been capitalized because such amounts would have been immaterial.

The following tables summarize stock option activity for the nine months ended March 31, 2025:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Life
Outstanding at June 30, 2024	1,357,735	$4.72	6.60 years
Granted	520,000	5.02	–
Exercised	(53,665)	3.60	–
Cancelled, forfeited, or expired	(113,720)	5.31	–
Outstanding at March 31, 2025	1,710,350	$4.74	7.08 years

The aggregate intrinsic value of the Company’s in-the-money outstanding and exercisable options as of March 31, 2025 were $668,778 and $618,634, respectively.

7.	REVENUE RECOGNITION

The Company determines revenue recognition for arrangements that we determine are within the scope of Accounting Standards Codification Topic 606, “Revenue from Contracts with Customers,” or ASC 606, by performing the following five steps: (i) identify the contract with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when, or as, the Company satisfies the performance obligations. At contract inception, once the contract is determined to be within the scope of ASC 606, the Company assesses the goods or services promised within the contract and determines those that are performance obligations and assesses whether each promised good or service is distinct based on the contract.

The Company disaggregates revenues by product and service types as it believes best depicts how the nature, amount, timing and uncertainty of revenues and cash flows are affected by economic factors. Revenues are comprised of the following for the three and nine months ended March 31, 2025 and 2024:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2025	2024	2025	2024
Engineering Design Services	$924,792	$2,274,679	$3,980,155	$6,440,895
Optical Components	2,934,999	2,402,622	8,000,344	6,285,808
Medical Device Products and Assemblies	326,177	565,278	929,429	1,661,420
Total Revenues	$4,185,968	$5,242,579	$12,909,928	$14,388,123

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

Contract Assets and Liabilities

The nature of the Company’s products and services does not generally give rise to contract assets as it typically does not incur costs to fulfill a contract before a product or service is provided to a customer. The Company’s costs to obtain contracts are typically in the form of sales commissions paid to employees. The Company has elected to expense sales commissions associated with obtaining a contract as incurred as the amortization period is generally less than one year. These costs have been recorded in selling, general and administrative expenses. As of March 31, 2025, there were no contract assets recorded in the Company’s Consolidated Balance Sheets.

The Company’s contract liabilities arise from unearned revenue received from customers at inception of contracts or where the timing of billing for services precedes satisfaction of our performance obligations. The Company generally satisfies performance obligations within one year from the contract’s inception date.

Contract liabilities, which are recorded in the Company’s Consolidated Balance Sheets, and unearned revenue are comprised of the following:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2025	2024	2025	2024
Contract liabilities, beginning of period	$1,417,933	$1,158,242	$1,172,350	$1,174,690
Unearned revenue received from customers	305,246	625,913	1,138,574	1,331,604
Revenue recognized	(57,628)	(319,230)	(645,373)	(1,041,369)
Contract liabilities, end of period	$1,665,551	$1,464,925	$1,665,551	$1,464,925

8.	SUBSEQUENT EVENTS

On May 13, 2025, the Company entered into a First Lease Extension Agreement (the “Extension”) with Texzona Industries, Inc., pursuant to which the Company will continue to lease approximately 9,375 square feet of commercial space located at 1410 Gail Borden, El Paso, Texas. The term of Extension is for a period of 36 months commencing on June 1, 2025 and shall end on May 31, 2028.

Base rent for each year of the term is $49,219, $50,695 and $52,216. In addition to base rent, the Company is responsible for taxes, insurance and common area maintenance (“CAM”). Beginning June 1, 2025, the total estimated monthly rental payment including CAM is $5,773.

On May 14, 2025, the Company entered into a Lease Agreement (the “Southborough Lease”) with 500 Southborough, LLC (the “Southborough Landlord”), pursuant to which the Company will lease approximately 8,750 square feet of commercial space located at 500 Southborough Drive, City of South Portland, County of Cumberland, Maine (the “Southborough Premises”). The Lease provides for an initial term commencing on the date the Southborough Landlord obtains a certificate of occupancy for the Southborough Premises and all Southborough Landlord work is substantially complete and expiring on the last day of the calendar month during which the eighth anniversary of the commencement date occurs. The commencement date is anticipated to be August 1, 2025, subject to Southborough Landlord’s review of floor plans and associated estimated construction timeframe.

The Southborough Lease provides the Company with two options to extend the term for additional five-year periods, exercisable with at least nine months’ prior written notice. Base rent for the initial term is abated for the first five months following the commencement date, after which annual base rent payable is $131,250 (or $10,937.50 per month), with annual increases of 3%. Base rent for any extension term will be as agreed by the parties or, if not agreed, at 95% of the then-current fair market base rental rate for similar space in South Portland, as determined by appraisal, with annual increases of 3% during each extension term.

In addition to base rent, the Company is responsible for its proportionate share (19.34%) of operating expenses, as defined in the Southborough Lease. The Southborough Lease is structured as a triple net lease. The Company is entitled to a tenant improvement allowance of $25 per rentable square foot for fit-up costs and $0.15 per rentable square foot for architectural costs, to be disbursed as costs are incurred. The Southborough Landlord is responsible for completing certain improvements to the Southborough Premises prior to occupancy, including interior wall construction, loading area, and separate utility metering. If delivery of the Southborough Premises is delayed beyond September 1, 2025, for reasons within the Southborough Landlord’s control, the Company is entitled to one day of abated rent for each day of delay.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and notes to those statements included elsewhere in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 and with our audited consolidated financial statements for the year ended June 30, 2024 included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on September 30, 2024 , as amended by that certain Amendment No. 1 on Form 10-K/A filed with the Securities and Exchange Commission on October 28, 2024.

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

Results of Operations

Revenue

	Three Months Ended March 31,
	2025	Percent of Sales	2024	Percent of Sales	Increase (Decrease)	Percent Change
Engineering Design Services	$924,792	22.1	$2,274,679	43.4	$(1,349,887)	(59.3)
Optical Components	2,934,999	70.1	2,402,622	45.8	532,377	22.2
Finished Products and Assemblies	326,177	7.8	565,278	10.8	(239,101)	(42.3)
Total Revenues	$4,185,968	100.0	$5,242,579	100.0	$(1,056,611)	(20.2)

	Nine Months
	Ended March 31,
	2025	Percent of Sales	2024	Percent of Sales	Increase (Decrease)	Percent Change
Engineering Design Services	$3,980,155	30.8	$6,440,895	44.8	$(2,460,740)	(38.2)
Optical Components	8,000,344	62.0	6,285,808	43.7	1,714,536	27.3
Finished Products and Assemblies	929,429	7.2	1,661,420	11.5	(731,991)	(44.1)
Total Revenues	$12,909,928	100.0	$14,388,123	100.0	$(1,478,195)	(10.3)

Total revenues for the quarter ended March 31, 2025 were $4,185,968, as compared to $5,242,579 for the same period in the prior year, a decrease of $1,056,611 or 20.2% and for the nine months ended March 31, 2025 was $12,909,928 as compared to $14,388,123 for the same period in the prior year, a decrease of $1,478,195, or 10.3%.

Revenue from Engineering Design Services decreased 59.3% and 38.2% during the three- and nine-month periods ending March 31, 2025 from the same periods in the prior fiscal year. Revenue decreases in the engineering category resulted from decreased demand for services, increases in internal research and development, and delays related to milestone completion. Engineering revenue in the quarter was reduced due to unplanned increases in non-billable sustaining engineering activity to support manufacturing scale up along with delayed revenue opportunities within the product development pipeline.

Revenue from Optical Components increased 22.2% and 27.3% during the three- and nine-month periods ending March 31, 2025 from the same periods in the prior fiscal year due to the introduction of new defense/aerospace and medical device programs.

Revenue from Finished Products and Assemblies decreased 42.3% and 44.1% during the three- and nine-month periods ending March 31, 2025 from the same periods in the prior fiscal year. The decreases in Finished Products and Assemblies were attributable to lower demand for certain production programs and the timing of order fulfillment.

Gross Profit

Gross margin decreased to 10.0% during the quarter ending March 31, 2025, compared to 35.5% for the quarter ending March 31, 2024. Gross profit decreased to $417,975 during the three months ending March 31, 2025, compared to $1,858,737 for the three months ended March 31, 2024, primarily driven by yield issues associated with new manufacturing lines, lower utilization of billable engineering resources, and the decreases in revenue discussed above.

Gross margin decreased to 20.2% during the nine months ending March 31, 2025, compared to 33.2% for the nine months ending March 31, 2024. Gross profit decreased to $2,605,247 during the nine months ending March 31, 2025, compared to $4,773,324 for the nine months ending March 31, 2024.

Research & Development

R&D expenses increased $18,469 to $211,242 during the quarter ending March 31, 2025, compared to $192,773 during the quarter ending March 31, 2024. R&D expenses increased $302,389 to $929,648 during the nine months ending March 31, 2025, compared to $627,259 during the nine months ending March 31, 2024. R&D expenses for the period represent employee-related expenses to support product improvements, the development of new technologies and standardized approaches to address the opportunities for an evolving single-use medical device environment.

Selling, General and Administrative Expenses

SG&A expenses increased $320,527, or 16.7% to $2,245,018 during the three months ending March 31, 2025, compared to $1,924,491 during the three months ending March 31, 2024. The increase in SG&A for the three-month period was primarily due to increased personnel costs, chiefly stock-based compensation and recruiting expense, SG&A expenses increased $356,799, or 6.5% to $5,870,846 during the nine months ending March 31, 2025, compared to $5,514,047 during the nine months ending March 31, 2024.

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

Net Cash Used in Operating Activities

During the nine months ending March 31, 2025, net cash used in operating activities totaled $2,978,165 as compared to $1,706,998 during the nine months ending March 31, 2024. The increase in net cash used in operating activities was primarily due to the increase in net loss and inventory during the nine months ending March 31, 2025, partially offset by the increase in accounts payable and customer advances during such period.

Net Cash Used in Investing Activities

During the nine months ending March 31, 2025, net cash used in investing activities was $149,837, consisting of purchases of property and equipment net of adjustments in patent costs. During the nine months ending March 31, 2024, net cash used in investing activities was $282,078, consisting of purchases of property and equipment and patent costs.

Net Cash Provided by Financing Activities

During the nine months ending March 31, 2025, we made payments of $196,487 on term notes and capital leases and repaid $1,000,000 on our revolving line of credit. We raised a net of $6,270,136 from two registered direct offerings made in August 2024 and February 2025 pursuant to our shelf registration statement. During the nine months ending March 31, 2024, we made payments of $417,109 on term notes and capital leases offset by borrowings on the line of credit of $400,000.

In October 2021 we entered a $2,600,000 term loan with a commercial bank. In June 2023 we added a second term loan in the amount of $750,000. We secured a $250,000 line of credit from the same bank in October 2021 for working capital needs, which was increased to $500,000 in May 2022 and to $1,250,000 in June 2023. There were no borrowings under the Revolver at March 31, 2025.

Our loan agreement contains a minimum annual debt service coverage ratio covenant of 1.2x. We did not meet this annual debt service coverage ratio as of June 30, 2024. Our lender has agreed to waive compliance with the debt service ratio covenant for the period ending June 30, 2024. In addition to the waiver, we have entered into amendments dated September 30, 2024 with our lender to both term loans which provide for a six-month period of interest only payments from October 15, 2024 through March 15, 2025. We will begin to pay principal and interest under the Notes beginning with the payments due on April 15, 2025, with a new amortization schedule for the remaining term for such Notes through their maturity date. On February 14, 2025 the lender agreed to waive compliance with the annual debt service coverage ratio covenant for the fiscal year ended June 30, 2025 subject to a $30,000 waiver fee and the completion of an equity raise of at least $4,500,000 by February 24, 2025, which we completed on February 21, 2025. Any future advances are contingent on the Company achieving a minimum Debt Service Coverage ratio of 1.20x based on quarterly testing. There were no other changes to or modifications to the Loan Agreement or the Notes.

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

On February 19, 2025 the Company entered into securities purchase agreements with institutional and accredited investors for the sale of $1,272,500 shares of the Company’s common stock in a registered direct offering at a purchase price of $4.00 per share. The offering closed on February 21, 2025 with net proceeds after transaction costs of $5,053,000.

Capital equipment expenditures and additional patent costs during the nine months ended March 31, 2025 and in the same period in the prior year were $7,484 and $282,078, respectively.

Contractual cash commitments for the fiscal periods subsequent to March 31, 2025, are summarized as follows:

	Fiscal 2025	Thereafter	Total
Capital lease for equipment, including interest	$9,335	$28,004	$37,339

Minimum operating lease payments	$45,944	$11,477	$57,421

We have contractual cash commitments related to open purchase orders as of March 31, 2025 of approximately $5,740,000.

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

Item 1A. Risk Factors.

For information regarding additional risk factors that could affect our results of operations, financial condition and liquidity, other than set forth below, refer to the section entitled “Risk Factors” in Part I, Item 1A in our annual report on Form 10-K for the year ended June 30, 2024.

Changes in U.S. Tariff Policy and Related Trade Actions Could Adversely Affect Our International Supply Chain, Costs, and Competitive Position

Our business is subject to risks associated with changes in U.S. tariff policy and related trade actions, which could materially and adversely affect our operations, financial condition, and results of operations. We rely on a global supply chain for the procurement of specialized optical components and assemblies, many of which are sourced from overseas suppliers. The imposition of new tariffs, increases in existing tariffs, or other trade restrictions by the United States government on goods imported from certain countries—including, but not limited to, China and other key trading partners—could increase our cost of goods sold and disrupt the availability of critical components necessary for our products.

In response to evolving U.S. trade policy, affected countries may implement retaliatory tariffs or other trade barriers on U.S. goods, which could further impact our ability to source materials at competitive prices or to sell our products in certain international markets. These developments may also result in increased volatility in global markets, supply chain disruptions, and reduced demand for our products due to higher prices or decreased competitiveness relative to foreign and domestic competitors not subject to similar tariffs.

While we seek to mitigate the impact of tariffs through supply chain diversification and price negotiations, such measures may not be successful or may result in increased costs, delays, or operational inefficiencies. Sustained or additional tariffs could require us to raise prices, which may reduce customer demand and adversely affect our revenues and market share. Furthermore, uncertainty regarding future U.S. trade policy and the potential for further changes in tariffs or trade agreements may make it more difficult for us to plan and conduct our business effectively.

Any significant increase in tariffs, expansion of trade restrictions, or prolonged uncertainty regarding U.S. trade policy could materially adversely affect our ability to source components, manage costs, and compete effectively in our markets, which could have a material adverse effect on our business, financial condition, and results of operations.

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

Item 6. Exhibits.

Exhibit	Description

10.1	Form of Securities Purchase Agreement (included as Exhibit 10.1 to the current report on Form 8-K filed on February 20, 2025, and incorporated herein by reference).

10.2	Waiver Letter from Main Street Bank dated February 14, 2025 (included as Exhibit 10.2 to the current report on Form 8-K filed on February 20, 2025, and incorporated herein by reference).

31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed Herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRECISION OPTICS CORPORATION, INC.

Date: May 15, 2025	By:	/s/ Joseph N. Forkey
Joseph N. Forkey
Chief Executive Officer (Principal Executive Officer)

Date: May 15, 2025	By:	/s/ Wayne M. Coll
Wayne M. Coll
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

