Form 10-K
period 2025-06-30
PRECISION OPTICS CORPORATION, INC.
filed 2025-09-29
CIK 867840

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2025

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

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant on December 31, 2024 was approximately $23,911,000 based on a total of 4,960,885 shares of the registrant’s common stock held by non-affiliates on such date, at the closing price of $4.82 per share, as reported on Nasdaq on December 31, 2024.

The number of shares of outstanding common stock of the registrant as of September 20, 2025 was 7,714,701.

Documents incorporated by reference

Portions of this registrant’s definitive proxy statement for its 2025 Annual Meeting of Stockholders to be filed with the SEC no later than 120 days after the end of the registrant’s fiscal year are incorporated herein by reference in Part III of this Annual Report on Form 10-K.

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

ITEM 1.       BUSINESS.

Overview

We have been a developer and manufacturer of advanced optical instruments since 1982, and we operate primarily in two key market segments: medical devices and advanced defense/aerospace products. Within our proprietary optical and imaging technology, our unique custom designs, expert manufacturing capabilities, and advanced engineering and development capabilities have generated traditional endoscopes and endocouplers, digital imaging endoscopes using CMOS sensor technology, some designed and manufactured for single-use, as well as other, more advanced, custom imaging and illumination products for our customers’ use in minimally invasive surgical procedures. We design and manufacture ultra-high precision endoscopes and very small Microprecision lenses, assemblies and complete medical devices to meet the surgical community’s continuing demand for smaller, disposable, and more enhanced imaging systems for minimally invasive surgery. We also apply our unique technologies to applications in the Defense / Aerospace markets including applications supporting satellite network communications.

To support these two critical market categories, our business operations are conducted in four areas: systems manufacturing, engineering and product development, Ross Optical components and assemblies, and our micro-optics laboratory. Our systems manufacturing operations assemble and manufacture components and systems for both medical device and advanced aerospace customers who choose to outsource these services based on our ability to handle high complexity components, specific optical technologies, micro-optical assemblies and other advanced manufacturing challenges. Our engineering and product development team assesses specific customer product needs, designs devices to solve those needs, and creates manufacturing processes that enable higher volume production of these devices and assemblies that can then be executed by our manufacturing operations group.

Effective June 1, 2019, we acquired the operating assets of Ross Optical Industries, Inc. of El Paso, Texas. This acquisition expanded our optics components and assemblies’ business. As Ross Optical Industries we operate as a supplier of custom optical components and assemblies for military and defense, medical and various other industrial applications. All products sold by us under the Ross Optical name include a custom or catalog optic, which is sourced through our extensive domestic and worldwide network of optical fabrication suppliers. Most systems make use of optical lenses, prisms, mirrors and windows and range from individual optical components to complex mechano-optical assemblies. Products often include thin film optical coatings applied using our in-house coating department.

Effective October 1, 2021, we acquired the operating assets of Lighthouse Imaging, LLC of Windham, Maine,which expanded our electrical engineering capabilities in the development of end-to-end medical visualization devices. The acquisition represented a vertical integration of our established product development capabilities with a team with extensive experience developing visualization systems that we believe provides our customers with single-source value-added development services and product offerings. The operations of Lighthouse Imaging have been integrated with other operations of the company, which continue under the POC brand, so that the company now operates with single systems manufacturing and engineering departments, each of which includes historical POC and Lighthouse Imaging resources.

During the fiscal year ended June 30, 2025, approximately 43% of our business was from systems manufacturing, 26% was from engineering services primarily relating to the design of medical device optical assemblies, 20% was from Ross Optical, and 11% from our micro-optics laboratory. During the fiscal year ended June 30, 2024, approximately 45% of our business was from engineering services primarily relating to the design of medical device optical assemblies, 19% from systems manufacturing, 22% from Ross Optical, and 14% from our micro-optics laboratory. We generally expect revenue to increase over time as the engineering design phase of new product programs is completed and products transition to the commercial phase, leveraging our unique manufacturing capabilities. Much of the technology we have developed for making smaller medical devices is also used in defense and aerospace systems where smaller size and weight is crucial.

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

Microprecision™ Lenses and Micro Medical Cameras. While the size of endoscopes has gradually decreased over time, we believe the widespread use of very small endoscopes, with diameters of a couple millimeters or smaller, has been limited due in part to the limitations of traditional lens fabrication methods to combine smaller sizes with acceptable image quality at reasonable manufacturing costs. We believe our Microprecision™ optics technology provides a solution to this challenge. Combined with recent advances by our supply chain partners in complementary metal-oxide-semiconductor, or CMOS, image sensor fabrication techniques, our Microprecision™ lens technology and proprietary design and manufacturing techniques enable the manufacture of micro medical cameras and digital endoscopes at previously unobtainable prices, with sizes on the order of a couple millimeters or less and image quality superior to most previously available endoscopes, characteristics that make them perfectly suited for medical imaging applications, particularly single-use or disposable endoscopes. We believe the technology developed to support the design, fabrication and manufacturing of Microprecision™ lenses and associated assemblies can also be used to satisfy the needs of defense and aerospace systems that require small size and weight, particularly those required for satellite network communications.

The Unity Platform. In January 2025, we launched our Unity Imaging Platform (“Unity”), comprising a standard baseline CMOS endoscopic system with customization options based on existing or newly designed modular sub-components. Unity represents the culmination of many years of research, development, and collaboration with key industry players. By leveraging insights from many previous projects, Unity incorporates proven design architectures to meet the unique needs of today’s medical imaging devices. Customers benefit from a modular, adaptable solution that simplifies every stage of the development process, from prototyping to production using the latest technologies. The consolidation of common design elements offers flexible, modular architecture, appropriate for both re-usable and single-use endoscopic systems. Unity provides customers with a functional video pipeline early in the development process. This accelerates their system integration efforts and allows them to gather feedback from stakeholders much sooner, ultimately shortening the time to market and enhancing overall project efficiency. Unity is the embodiment of our on-going improvements to the evolution and acceptance of our Microprecision™ and digital imaging technology platforms.

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

While our resources are more limited than those of some of our competitors, we believe that we compete successfully in this market through product quality, price, delivery and innovation tailored to our customers’ specifications. Our success will depend, in part, on our ability to maintain a technological advantage over our competitors and to effectively incorporate that technology into our custom designs. To this end, we intend to continue to aggressively support and augment our internal engineering, research and development resources and to pursue patent protection for existing and new technology. We believe that our unique technical capabilities in the areas of Microprecision™ optics, micro medical cameras, digital imaging, and illumination represent competitive advantages for us in the minimally invasive surgical device market.

The competitive advantage of our Ross Optical division is its ability to quickly provide design-for-manufacturability feedback and to provide difficult-to-find optics, and, increasingly, to provide a broader range of services based on its ability to source optics worldwide, augmented by its ability to provide thin-film coatings and assembly.

Market Opportunities

We design custom camera module assemblies with the combined objectives of low cost, small size, range of optical specifications and high image quality required by our customer’s precise medical device specifications. By enabling the production of millimeter sized cameras with low manufacturing costs and high image quality, we believe our Microprecision™ and digital imaging technologies open the possibility to replace existing re-sterilizable endoscopes with single-use alternatives. The small size of our Microprecision™ lenses and micro medical cameras combined with our proprietary illumination techniques can provide visualization for existing procedures that are currently performed blind or with sub-optimal imaging, and we believe can facilitate the development of new surgical procedures that are currently impractical without millimeter-sized visualization instrumentation.

Sales and Marketing

Current sales and marketing activities are intended to broaden awareness of the benefits of our new technology platforms and our successful application of these new technologies to medical device projects requiring surgery-grade visualization, as well as defense, aerospace and other industrial applications, from sub-millimeter sized devices and Ultra HD Precision systems, including single-use products and assemblies. We market directly to established medical device companies primarily in the United States that we believe could benefit from our advanced endoscopy visualization systems. Through direct marketing, referrals, attendance at trade shows and an online presence with our corporate websites as well as professional association websites, we continually seek to expand our on-going pipeline of projects to established medical device companies as well as to emerging medical device companies, and to a growing number of major defense / aerospace companies. Due to our expertise and growing OEM trends of outsourcing complex projects, we expect our revenues and customer base to continue to expand as development projects transition to production orders and new customer projects enter the development phase.

International Business

We acquire various optical components from overseas as necessary to meet the needs of custom device designs. We believe that the availability of specialized components and cost savings from various overseas production resources is essential to our ability to deliver complex and unique device designs and to compete on a price basis in the medical products area particularly and to our profitability generally. We have an expanded network of domestic and overseas suppliers of various types and sizes of optical components and assemblies that enhance our ability to meet the material demands of our customers’ unique optical and medical device designs.

Research and Development

We believe that our future success depends, to a large degree, on our ability to continue to conceive and develop new optical products and technologies to enhance the performance characteristics and methods of manufacture of existing and new products. Although development work on behalf of customers is performed under revenue generating contracts and customer purchase orders, research and development expenses are incurred on our own proprietary products and technology, such as Microprecision™ optics and the Unity platform. Accordingly, we treat engineering expenses not consumed in customer contracted development and our investment of funds and resources in internal product and intellectual property development as research and development expense in the accompanying statement of operations.

Raw Materials and Principal Suppliers

A key raw material component for our products is precision-grade optical glass, which we obtain from a few suppliers, principally SCHOTT North America, Inc. and Ohara Corporation. We obtain CMOS sensors used in the development and manufacture of endoscope products for our customers from various suppliers such as OmniVision Technologies, Inc. We believe that while the number of sources of supply is limited for the precision-grade optical glass and CMOS sensors with the specifications used in the products we produce, the manufacturing capacities of those suppliers are adequate to meet our demand in the next twelve months.

Patents and Trademarks

We rely, in part, upon patents, trade secrets and proprietary knowledge as well as personnel policies and employee confidentiality agreements concerning inventions and other creative efforts to develop and maintain our competitive position. We plan to file for patents, copyrights and trademarks in the United States and in other appropriate countries to protect our intellectual property rights to the greatest extent practicable. We currently hold rights to various United States patents, and have patent applications pending, including applications for our new generation of micro medical cameras. Our current patent portfolio includes patents, rights to patents and patent applications that cover various aspects of our technology in the following areas:

—	Medical devices;
—	3-D endoscopes;
—	Microprecision™ lenses and micro medical cameras;
—	Defense/aerospace products.

The patents contained in our current patent portfolio have various expiration dates through March 2043. We are not aware of any infringements of these patents. While we believe that our pending applications relate to patentable devices or concepts, these patents may not ultimately be issued, and we may not be able to successfully defend these patents or effectively limit the development of competitive products and services. We intend to continue to innovate and extend our technological capabilities in the areas of Microprecision™ optics, digital imaging, micro medical cameras, related illumination techniques, and associated design and manufacturing technology and to aggressively pursue patent protection for such developments.

Employees

As of June 30, 2025, we had 90 employees, all of which were full-time employees. There were 51 employees in manufacturing, 18 in engineering/research and development, 8 in sales and marketing, and 13 in finance and administration. We are not a party to any collective bargaining agreements. We believe our relations with our employees are very good.

Customers

During the fiscal year ending June 30, 2025, we sold products and services to 278 customers with one customer accounting for approximately 22% of total revenues and another customer accounting for 20% of our total revenues. The loss of these customers would have a material impact on our business. For the fiscal year ended June 30, 2024, we sold products and services to 325 customers with one product development customer accounting for approximately 19% of total revenues and another customer accounting for approximately 14% of our total revenues for that year.

Two customer accounts receivable balances accounted for 32.1% and 17.9% of total receivables on June 30, 2025. Two customer accounts receivable balances accounted for 15.4% and 12.1% of total receivables on June 30, 2024.

Environmental Matters

Our operations are subject to a variety of federal, state and local laws and regulations relating to the discharge of materials into the environment or otherwise relative to the protection of the environment. We believe that we currently comply with all applicable environmental laws and regulations. We use limited amounts of hazardous materials in our operations, and as such, compliance does not entail significant expense to us. We do not believe the costs associated with our compliance with environmental laws are material.

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

In the future, we may market additional medical devices that may require the FDA’s permission to market such products. We may also develop additional products or seek to sell some of our current or future medical products in a manner that requires us or our customers to obtain the permission of the FDA to market such products, as well as the regulatory approval or license of other federal, state and local agencies or similar agencies in other countries. The FDA has authority to conduct detailed inspections of manufacturing plants in order to assure that “good manufacturing practices” are being followed in the manufacture of medical devices including medical devices or components of medical devices manufactured for other medical device companies, to require periodic reporting of product defects to the FDA, and to prohibit the sale of devices which do not comply with law.

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

Foreign Requirements. All our medical products are manufactured in conformity with ISO 13485:2016, using a comprehensive Quality Management System (QMS) that helps meet both international and EU regulatory standards. ISO 13485 is an internationally recognized standard that emphasizes risk management throughout the product lifecycle, from design to post-market surveillance, and aligns with the European Union Medical Device Regulation (“EU MDR”) focus on ensuring the safety and performance of medical devices. ISO 13485 provides a solid foundation for meeting the QMS requirements of the EU MDR. It ensures that manufacturers maintain detailed documentation and traceability of their devices, which is required for compliance with the EU MDR’s requirements. Conformity with ISO 13485 conveys our commitment to maintaining a robust QMS specifically for medical device manufacturing, and consistent quality and regulatory compliance, which is essential to helping our customers achieve compliance with the EU MDR and other international regulatory standards. Our failure to comply with ISO 13485 or other applicable regulatory requirements would jeopardize our ability to sell our products to certain customers who place their product on the EU and other international markets.

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

Failure to maintain our internal control over our financial reporting could cause our financial reports to be inaccurate.

We are required to maintain internal control over financial reporting and to assess and report on the effectiveness of those controls. This assessment includes disclosure of any material weaknesses identified by our management in our internal control over financial reporting. Our management concluded that our internal control over financial reporting was effective as of June 30, 2025, however, if we are not able to maintain effective internal control over financial reporting, our financial statements, including related disclosures, may be inaccurate, which could have a material adverse effect on our business

Failure to maintain our accounting systems and controls could impair our ability to comply with the financial reporting and internal controls requirements for publicly traded companies.

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

If we are not able to comply with the requirements of Section 404 of the Sarbanes-Oxley Act, or if we are unable to maintain proper and effective internal controls, we may not be able to produce timely and accurate financial statements. If we cannot provide reliable financial reports or prevent fraud, our business and results of operations could be harmed, and investors could lose confidence in our reported financial information.

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

A Massachusetts corporation may “opt out” of these provisions with an express provision in its original articles of organization or an express provision in its articles of organization or bylaws resulting from a stockholders’ amendment approved by at least a majority of the outstanding voting shares. We have not opted out of these provisions. The restrictions contained in Chapter 110F are also not applicable, among other certain exclusions, if the corporation does not have two hundred or more stockholders of record. As of September 25, 2025, we had 121 stockholders of record. As a result, if Chapter 110F is applicable, mergers or other takeover or change in control attempts of us may be discouraged or prevented.

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

Changes in U.S. Tariff Policy and Related Trade Actions Could Adversely Affect Our International Supply Chain, Costs, and Competitive Position

Our business is subject to risks associated with changes in U.S. tariff policy and related trade actions, which could materially and adversely affect our operations, financial condition, and results of operations. We rely on a global supply chain for the procurement of specialized optical components and assemblies, many of which are sourced from overseas suppliers. The imposition of new tariffs increases in existing tariffs, or other trade restrictions by the United States government on goods imported from certain countries—including, but not limited to, China and other key trading partners—could increase our cost of goods sold and disrupt the availability of critical components necessary for our products.

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

The goals of our enterprise cybersecurity program align with the National Institute of Standards and Technology (NIST) standards, among others. The program includes processes and controls for the deployment of new IT systems by the Company and controls over new and existing system operations. We, or contracted third parties, monitor and conduct regular testing of these controls and systems, including vulnerability management through active discovery and testing to regularly assess patching and configuration status. In addition, we require our employees to complete data security training, and we regularly conduct simulated phishing and cyber-related communications.

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

On May 14, 2025, the Company entered into a Lease Agreement (the “Southborough Lease”) with 500 Southborough, LLC, pursuant to which the Company has leased approximately 8,750 square feet of commercial space located at 500 Southborough Drive, City of South Portland, County of Cumberland, Maine. The commencement date was August 1, 2025. The Southborough Lease provides the Company with two options to extend the term for additional five-year periods, exercisable with at least nine months’ prior written notice. Base rent for the initial term is abated for the first five months following the commencement date, after which annual base rent payable is $131,250 (or $10,937.50 per month), with annual increases of 3%. Base rent for any extension term will be as agreed by the parties or, if not agreed, at 95% of the then-current fair market base rental rate for similar space in South Portland, as determined by appraisal, with annual increases of 3% during each extension term.

In addition to base rent, the Company is responsible for its proportionate share (19.34%) of Operating Expenses, as defined in the Lease. The Lease is structured as a triple net lease. The Company was entitled to a tenant improvement allowance of $25 per rentable square foot for fit-up costs and $0.15 per rentable square foot for architectural costs, to be disbursed as costs are incurred. The Landlord was responsible for completing certain improvements to the Premises prior to occupancy, including interior wall construction, loading area, and separate utility metering. The lease commencement date of the Southborough Lease was August 1, 2025.

On June 2, 2025, the Company entered into a Lease Agreement (the “Lease”) with 550 King Street, LLC (the “Landlord”), pursuant to which the Company has leased approximately 19,590 rentable square feet of commercial space located at 550 King Street, Building A, Suite 100, Littleton, Massachusetts (the “Premises”). The Lease provides for an initial term of seven and one half (7.5) years, commencing upon substantial completion of tenant improvements and receipt of a certificate of occupancy (the “Term Commencement Date”). The Term Commencement Date was September 10, 2025.

The Lease includes two options to extend the term for additional five-year periods, exercisable with at least nine months’ prior written notice. Base rent for the initial term is abated for the first six months following the Term Commencement Date, after which base rent is payable as follows: The annual base rent for the first year of the lease is $361,435.50 (or $30,119.63 per month), and such annual base rent increases by three percent (3%) each lease year over the previous year’s annual base rent. In addition to base rent, the Company is responsible for its pro-rata share (7.22%) of real estate taxes and operating expenses, as further defined in the Lease. The Lease provides for the permitted use of the Premises for general office, laboratory, manufacturing, warehousing, showroom, and related legal uses. The Lease grants the Company a right of first offer on contiguous space that becomes available in the building during the lease term or any extension.

The extensions associated with the leases discussed above have been accounted for with the assumption that they will not be extended.

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

Holders

As of September 25, 2025, we had approximately 121 holders of record of our common stock. Holders of record include nominees who may hold shares on behalf of multiple owners.

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

We did not repurchase any of our equity securities during the year ended June 30, 2025.

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

Critical Accounting Policies and Estimates

Allowance for Credit Losses

We are subject to credit risk primarily in our trade accounts receivable. We generally do not require collateral or other security as a condition of sale, rather we rely on credit approval, balance limitation and monitoring procedures to control credit risk in trade account financial instruments. Our customer base includes many large medical device and defense/aerospace companies, as well as newly incorporated entities pursuing emerging technologies. In those cases when we cannot determine the creditworthiness of our customer, we obtain prepayments and deposits that we judge will be sufficient to mitigate the risk of a significant financial loss. We establish reserves against losses that include both a review of specific account balances and current payment characteristics which are monitored contemporaneously to determine the adequacy of our reserve. Nevertheless, our customers may be adversely impacted by economic factors beyond our understanding and control, and which are difficult to foresee or estimate. A 1% increase in the accounts receivable reserve would increase our costs by approximately $44,000. We recognized bad debt expenses of $38,000 and $202,000 for the years ending June 30, 2025, and June 30, 2024, respectively.

Reserve for Excess and Obsolete Inventory

Inventories, consisting of raw materials, work in process and finished goods, are primarily accounted for using the first-in first-out method, and are valued at the lower of cost and net realizable value. This valuation requires us to make judgments, based on currently available information, regarding product demand and the potential for a future financial loss resulting from the liquidation and disposal of unusable or unsaleable inventory. These assumptions about the future disposition of inventory are inherently uncertain, and changes in our estimates and assumptions may require us to realize write-downs. In addition, we enter into binding supplier commitments which are based on forecasted customer demand. If our customers reduce their forecasts, we may incur additional costs. An increase in the calculation of the reserve for excess and obsolete inventory equivalent to 1% of gross inventory value would increase our costs by approximately $39,000.

Other significant accounting policies are included in the Notes to our Financial Statements contained elsewhere in this Annual Report on Form 10-K.

Results of Operations for the Fiscal Year Ended June 30, 2025 as Compared to the Fiscal Year Ended June 30, 2024

Revenue

	Year Ended June 30,
	2025	Percent of Sales	2024	Percent of Sales	Increase (Decrease)	Percent Change
Engineering Design Services	4,938,158	25.9	8,519,130	44.6	(3,580,972)	(42.0)
Systems Manufacturing	8,290,225	43.4	3,731,754	19.5	4,558,471	122.2
MicroOptics Lab	2,135,562	11.2	2,720,925	14.3	(585,363)	(21.5)
Ross Optical Industries	3,727,324	19.5	4,132,541	21.6	(405,217)	(9.8)
Total Revenues	19,091,269	100.0	19,104,350	100.0	(13,081)	(0.1)

Total revenues for the fiscal year ended June 30, 2025 were $19,091,269, as compared to $19,104,350 for the same period in the prior year, a decrease of $13,081, or 0.1%.

Revenue from Engineering Design Services decreased 42.0% during the year ending June 30, 2025 from the prior year ending June 30, 2024. Revenue decreases in the engineering category resulted from decreased demand for services, primarily from the transfer of our single-use cystoscope program from development (Engineering Design Services) to production (Systems Manufacturing), and increases in internal research and development. Engineering revenue in the year was reduced due to unplanned increases in non-billable sustaining engineering activity to support manufacturing scale up along with delayed revenue opportunities within the product development pipeline.

Revenue from Systems Manufacturing increased 122.2% during the year ending June 30, 2025 from the prior year ending June 30, 2024. Revenue increases in this category resulted from increased demand for manufacturing services as design services engagements concluded and progressed to manufacturing.

Revenue from the MicroOptics Lab decreased 21.5% during the year ending June 30, 2025 from the prior year ending June 30, 2024, primarily due to reorder timing.

Revenue from Ross Optical Industries decreased 9.8% for the year ending June 30, 2025 from the prior year ending June 30, 2024. We believe the decrease continues to be attributable to a general, industry-wide slowdown, coupled with uncertainty driven by evolving tariff costs, which has led customers to postpone deliveries.

Gross Profit

Gross margin decreased to 17.8% during the year ended June 30, 2025, compared to 30.3% for the year ended June 30, 2024. Gross profit decreased to $3,404,433 during the year ended June 30, 2025, compared to $5,797,777 for the year ended June 30, 2024, primarily driven by yield issues associated with new manufacturing lines, lower utilization of billable engineering resources, and the decreases in revenue discussed above.

Research & Development

R&D expenses increased $176,182 to $1,157,963 during the year ended June 30, 2025, compared to $981,781 during the year ended June 30, 2024. R&D expenses for the period primarily represent employee-related expenses to support product improvements, the development of new technologies and standardized approaches to address the opportunities for an evolving single-use medical device environment.

Selling, General and Administrative Expenses

SG&A expenses increased $257,432, or 3.4% to $7,797,761 during the year ended June 30, 2025, compared to $7,540,329 during the year ended June 30, 2024. The increase in SG&A for the year was primarily due to increased personnel costs, most related to stock-based compensation and recruiting expense.

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

Net Cash Used in Operating Activities

During the year ended June 30, 2025, net cash used in operating activities totaled $3,547,400 as compared to $2,683,012 during the year ended June 30, 2024. The increase in net cash used in operating activities was primarily due to the increase in net loss, accounts receivable and inventory during the year ended June 30, 2025, partially offset by the increase in accounts payable and customer advances during such period.

Net Cash Used in Investing Activities

During the year ended June 30, 2025, net cash used in investing activities was $233,473, consisting of purchases of property and equipment net of adjustments in patent costs. During the year ended June 30, 2024, net cash used in investing activities was $293,883, consisting of purchases of property and equipment and patent costs.

Net Cash Provided by Financing Activities

During the year ended June 30, 2025, we made payments of $321,554 on term notes and capital leases and repaid $1,000,000 on our revolving line of credit. We raised a net of $6,270,136 from two registered direct offerings made in August 2024 and February 2025 pursuant to our shelf registration statement. During the year ended June 30, 2024, we made payments of $556,468 on term notes and capital leases offset by borrowings on the line of credit of $1,000,000.

On October 4, 2021, the Company entered into a Loan Agreement with Main Street Bank of Marlborough, Massachusetts (the “Lender”), which provided for a $2,600,000 Term Loan and a $250,000 Revolving Line of Credit Loan Facility (the “Revolver”), which was increased to $500,000 effective May 17, 2022, and $1,250,000 effective June 2, 2023. Borrowings under the Revolver are limited by the borrowing base comprised of a percentage of accounts receivable and inventory and secured by all assets of the Company. Borrowings under the Revolver will bear interest payable monthly at the prime lending rate plus 1.5% per annum and shall not be less than 4.75% per annum. Borrowings under the Revolver are due upon demand. There were no borrowings under the Revolver at June 30, 2025.

The Company’s Loan Agreement with the Lender contains a minimum annual debt service coverage ratio covenant of 1.2x. As the Company did not meet this annual debt service coverage ratio for the fiscal year ended June 30, 2024, the Company’s Lender had agreed to waive compliance with such debt service ratio covenant for the period ending June 30, 2024. In addition to such waiver, the Lender and the Company entered into an amendment dated September 30, 2024 to that certain Term Loan dated October 4, 2021, as amended and that certain Promissory Note dated June 2, 2023 (collectively, the “Notes”) which amendments provide for a six month period of interest only payments from October 15, 2024 through March 15, 2025 for the Notes. The Company commenced payments of principal and interest under the Notes beginning with the payments due on April 15, 2025, with a new amortization schedule for the remaining term for such Notes through their maturity date. On February 14, 2025, the lender agreed to waive compliance with the annual debt service coverage ratio covenant for the fiscal year ending June 30, 2025, subject to a $30,000 waiver fee and the completion of an equity raise of at least $4,500,000 by February 24, 2025, which the Company satisfied on February 21, 2025. Any future advances are contingent on the Company achieving a minimum Debt Service Coverage ratio of 1.20x based on quarterly testing which the company was not in compliance with as of June 30, 2025. There were no other changes to or modifications to the Loan Agreement or the Notes.

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

 Contractual cash commitments for the fiscal periods subsequent to June 30, 2025, are summarized as follows:

	Fiscal Year 2026	Thereafter	Total
Capital lease for equipment, including interest	$28,004	$–	$28,004
Minimum operating lease payments	$60,619	$98,687	$159,306

We have contractual cash commitments related to open purchase orders as of June 30, 2025, of approximately $6,260,000.

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

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Stockholders of Precision Optics Corporation, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Precision Optics Corporation, Inc. (the “Company”) as of June 30, 2025 and 2024, and the related statements of operations, stockholders’ equity, and cash flows for each of the years in the two year period ended June 30, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the two year period ended June 30, 2025, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matters communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Revenue Recognition—Refer to Note A to the Financial Statements

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

How the Critical Audit Matter Was Addressed in the Audit

Our principal audit procedures related to the Company’s revenue recognition for customer contracts included the following:

•	We evaluated the appropriateness of management’s revenue recognition policies.
•	We tested the mathematical accuracy of management’s calculations of revenue and the associated timing of revenue recognized in the financial statements.
•	We selected a sample of revenue transactions and performed the following procedures:

o	Obtained and read source documents for each selection, including master agreements, purchase orders and other documents that evidenced the customer arrangement.
o	Tested management’s identification and treatment of the key contract terms, including performance obligations and variable consideration.
o	Assessed the terms in the customer agreement and evaluated the appropriateness of management’s application of the Company’s accounting policies, along with their use of estimates, in the determination of revenue recognition conclusions.

/s/ Stowe & Degon LLC

Westborough, Massachusetts

September 29, 2025

We have served as the Company’s auditor since 2008

PRECISION OPTICS CORPORATION, INC.

Balance Sheets at June 30, 2025 and 2024

	2025	2024
ASSETS
Current Assets:
Cash and cash equivalents	$1,773,735	$405,278
Accounts receivable, net of allowance for credit losses of $80,192 at June 30, 2025 and $118,872 at June 30, 2024	4,336,730	3,545,491
Inventories, net	3,562,112	2,868,100
Prepaid expenses	385,390	299,364
Total current assets	10,057,967	7,118,233

Fixed Assets:
Machinery and equipment	3,385,958	3,341,194
Leasehold improvements	871,356	810,914
Furniture and fixtures	538,428	416,425
	4,795,742	4,568,533
Less—Accumulated depreciation and amortization	4,261,950	4,074,960
Net fixed assets	533,792	493,573

Operating lease right-of-use asset	141,825	189,999
Patents, net	232,493	286,559
Goodwill	8,824,210	8,824,210
Total other assets	9,198,528	9,300,768
TOTAL ASSETS	$19,790,287	$16,912,574

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Revolving line of credit	$–	$1,000,000
Current portion of capital lease obligation	27,368	41,113
Current maturities of long-term debt	577,898	276,928
Accounts payable	2,909,100	1,397,313
Customer advances	1,821,929	1,172,350
Accrued compensation and other	764,004	840,662
Operating lease liability	50,995	178,450
Total current liabilities	6,151,294	4,906,816

Capital lease obligation, net of current portion	–	27,369
Long-term debt, net of current maturities	1,289,205	1,899,052
Operating lease liability, net of current portion	90,954	11,549
Total liabilities	7,531,453	6,844,786
Stockholders’ Equity:
Common stock, $0.01 par value: 50,000,000 shares authorized; issued and outstanding – 7,714,701 shares at June 30, 2025 and 6,073,939 shares at June 30, 2024	77,147	60,739
Additional paid-in capital	69,152,317	61,197,433
Accumulated deficit	(56,970,630)	(51,190,384)
Total stockholders’ equity	12,258,834	10,067,788

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$19,790,287	$16,912,574

The accompanying notes are an integral part of these financial statements.

PRECISION OPTICS CORPORATION, INC.

Statements of Operations

for the Years Ended June 30, 2025 and 2024

	2025	2024

Revenues	$19,091,269	$19,104,350
Cost of goods sold	15,686,836	13,306,573

Gross profit	3,404,433	5,797,777

Research and development expenses, net	1,157,963	981,781
Selling, general and administrative expenses	7,797,761	7,540,329
Total operating expenses	8,955,724	8,522,110

Operating loss	(5,551,291)	(2,724,333)

Other expense
Interest expense	(227,019)	(225,108)

Loss before provision for income taxes	(5,778,310)	(2,949,441)

Provision for income taxes	1,936	1,936

Net loss	$(5,780,246)	$(2,951,377)

Loss per share:
Basic and fully diluted	$(0.85)	$(0.49)

Weighted average common shares outstanding:
Basic and fully diluted	6,790,466	6,068,329

The accompanying notes are an integral part of these financial statements.

PRECISION OPTICS CORPORATION, INC.

Statements of Stockholders’ Equity

for the Years Ended June 30, 2025 and 2024

	Number of Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity

Balance, June 30, 2023	6,066,518	$60,665	$60,224,934	$(48,239,007)	$12,046,592
Proceeds from exercise of stock option	4,333	43	12,746	–	12,789
Exercise of stock options net of 2,916 shares withheld	3,088	31	(31)	–	–
Stock-based compensation	–	–	959,784	–	959,784
Net loss	–	–	–	(2,951,377)	(2,951,377)
Balance, June 30, 2024	6,073,939	$60,739	$61,197,433	$(51,190,384)	$10,067,788

Issuance of common stock in a registered direct offering	1,538,368	15,384	6,254,752	–	6,270,136
Proceeds from exercise of stock option	71,979	721	88,329	–	89,050
Issuance of common stock for consulting services and employees	30,415	303	151,395	–	151,698
Stock-based compensation	–	–	1,460,408	–	1,460,408
Net loss	–	–	–	(5,780,246)	(5,780,246)
Balance, June 30, 2025	7,714,701	$77,147	$69,152,317	$(56,970,630)	$12,258,834

The accompanying notes are an integral part of these financial statements.

PRECISION OPTICS CORPORATION, INC.

Statements of Cash Flows

For the Years Ended June 30, 2025 and 2024

	2025	2024
Cash Flows from Operating Activities:
Net loss	$(5,780,246)	$(2,951,377)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities-
Depreciation and amortization	212,439	212,382
Stock-based compensation expense	1,460,408	959,784
Non-cash legal expense	34,881	–
Non-cash interest expense	11,563	17,504
Non-cash operating lease expense	124	–
Changes in operating assets and liabilities:
Accounts receivable, net	(791,239)	361,916
Inventories	(694,012)	(91,884)
Prepaid expenses	(86,026)	(49,683)
Accounts payable	1,511,787	(1,034,951)
Contract liabilities	649,579	(2,340)
Accrued compensation and other	(76,658)	(104,363)
Net cash used in operating activities	(3,547,400)	(2,683,012)

Cash Flows from Investing Activities:
Reclassification/additional patent costs	(6,264)	(21,448)
Purchases of property and equipment	(227,209)	(272,435)
Net cash used in investing activities	(233,473)	(293,883)

Cash Flows from Financing Activities:
Payment of capital lease obligations	(41,114)	(43,209)
Principal payments of long-term debt	(280,440)	(513,259)
Payment of debt issuance costs	(40,000)	–
(Repayments)/Borrowings on line of credit	(1,000,000)	1,000,000
Gross proceeds from registered direct offerings of common stock	6,270,136	–
Stock issued for services	151,698	–
Gross proceeds from exercise of stock options	89,050	12,789
Net cash provided by financing activities	5,149,330	456,321

Net increase (decrease) in cash and cash equivalents	1,368,457	(2,520,574)
Cash and cash equivalents, beginning of year	405,278	2,925,852

Cash and cash equivalents, end of year	$1,773,735	$405,278

Supplemental disclosure of cash flow information:
Cash paid during the year for income taxes	$1,936	$1,936
Cash paid during the year for interest	$216,456	$207,604
Operating right-of-use assets obtained in exchange for operating lease liabilities	$133,650	$–

The accompanying notes are an integral part of these financial statements.

PRECISION OPTICS CORPORATION, INC.

Notes to Financial Statements

(1)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	Nature of Business

Precision Optics Corporation, Inc. (the “Company”) designs, develops, manufactures and sells specialized optical and illumination systems and related components. The Company conducts business in one industry segment only and its customers are primarily domestic. The Company performs advanced optical and illumination system design, development, assembly and manufacturing services, and sources for resale specialized optical components for products that fall into two principal areas: (i) medical products for use by hospitals and physicians; and (ii) products used by defense contractors, aerospace and industrial customers.

(b)	Revenues

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

The Company disaggregates revenues by product and service types as it believes best depicts how the nature, amount, timing and uncertainty of revenues and cash flows are affected by economic factors. Revenues are comprised of the following for year ended June 30, 2025, and 2024:

	Year Ended June 30,
	2025	2024
Engineering Design Services	$4,938,158	$8,519,130
Systems Manufacturing	8,290,225	3,731,754
Micro Optics Lab	2,135,562	2,720,925
Ross Optical Industries	3,727,324	4,132,541
Total Revenues	$19,091,269	$19,104,350

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

Systems Manufacturing, Micro Optics Laboratory, Ross Optical Industries

The Company provides fixed price quotations to our customers and requires purchase orders for items manufactured and distributed through the Systems Manufacturing, Micro Optics Laboratory and Ross Optical Industries business units. Revenue is recognized at the time title passes to our customer based on our review of the customer contract, generally at the time of shipment from our facilities. Occasionally the Company may enter into “bill and hold” contractual arrangements where title is held by our customers while goods are stored at our facilities for their convenience.

Contract Assets and Liabilities

The nature of the Company’s products and services does not generally give rise to contract assets as it typically does not incur costs to fulfill a contract before a product or service is provided to a customer. The Company’s costs to obtain contracts are typically in the form of sales commissions paid to employees. The Company has elected to expense sales commissions associated with obtaining a contract as incurred as the amortization period is generally less than one year. These costs have been recorded in selling, general and administrative expenses. As of June 30, 2025 and 2024, there were no contract assets recorded in the Company’s Balance Sheets.

The Company’s contract liabilities arise as a result of unearned revenue received from customers at inception of contracts or where the timing of billing for services precedes satisfaction of performance obligations. The Company generally satisfies performance obligations within one year from the contract inception date.

Contract liabilities, which were recorded as customer advances in the Company’s Balance Sheets, and unearned revenue are comprised of the following:

	Year Ended June 30,
	2025	2024
Contract liabilities, beginning of period	$1,172,350	$1,174,690
Unearned revenue received from customers	1,364,332	1,946,946
Revenue recognized	(714,753)	(1,949,286)
Contract liabilities, end of period	$1,821,929	$1,172,350

(c)	Cash and Cash Equivalents

The Company includes in cash equivalents all highly liquid investments with original maturities of three months or less at the time of acquisition. Cash and cash equivalents of $1,773,735 and $405,278 on June 30, 2025 and 2024, respectively, consist primarily of cash at banks and money market funds. The Company maintains its cash and cash equivalents in bank deposit accounts that, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on its cash and cash equivalents.

(d)	Inventories

Inventories are stated at the lower of cost (first-in, first-out) and net realizable value and include material, labor and manufacturing overhead. The components of inventories on June 30, 2025 and 2024 are as follows:

	2025	2024
Raw material	$1,799,624	$1,570,135
Work-in-progress	598,720	157,406
Finished goods	1,163,768	1,140,559
	$3,562,112	$2,868,100

The Company provides for estimated obsolescence on unmarketable inventory based upon assumptions about future demand and market conditions. If actual demand and market conditions are less favorable than those projected by management, additional inventory write-downs may be required. Inventory, once written down, is not subsequently written back up, as these adjustments are considered permanent adjustments to the carrying value of the inventory. The reserve for excess and obsolete inventory for the years ended June 30, 2025 and 2024, were $272,894 and $266,843, respectively.

(e)	Fixed Assets

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

Depreciation expense was $186,990 and $212,382 for the years ended June 30, 2025 and 2024, respectively.

(f)	Significant Customers and Concentration of Credit Risk

Financial instruments that subject the Company to credit risk consist primarily of cash equivalents and trade accounts receivable. The Company places its investments with highly rated financial institutions. The Company has not experienced any losses on these investments to date. At June 30, 2025, and 2024, two individual customers accounted for more than 10% of the Company’s total accounts receivable.

The allowance for credit losses was $80,192 at June 30, 2025, and $118,872 at June 30, 2024.

	Year Ended June 30,
	2025	2024
Allowance for credit losses, beginning of period	$118,872	$606,715
Change in the provision for expected credit losses	(44,858)	(23,541)
Writeoffs charged against the allowance	6,178	(464,302)
Allowance for credit losses, end of period	$80,192	$118,872

The Company generally does not require collateral or other security as a condition of sale, rather it relies on credit approval, balance limitation and monitoring procedures to control credit risk in trade account financial instruments. Management believes the allowance for credit losses, which is established based upon review of specific account balances and historical experience, is adequate at June 30, 2025.

(g)	Loss per Share

Basic income (loss) per share is computed by dividing net income or net loss by the weighted average number of shares of common stock outstanding during the period. Diluted income (loss) per share is computed by dividing net income or net loss by the weighted average number of shares of common stock outstanding during the period, plus the number of potentially dilutive securities outstanding during the period such as stock options and warrants. For the years ended June 30, 2025 and 2024, the effect of such securities was antidilutive and not included in the diluted calculation because of the net loss generated in those periods.

The following is the calculation of loss per share for the years ended June 30, 2025 and 2024:

	Year Ended June 30,
	2025	2024
Net Loss– Basic and Diluted	$(5,780,246)	$(2,951,377)

Basic and diluted weighted average shares outstanding	6,790,466	6,068,329

Loss per share
Basic and fully diluted	$(0.85)	$(0.49)

The number of shares issuable upon the exercise of outstanding stock options and warrants that were excluded from the computation as their effect was antidilutive was approximately 1,623,576 and 1,357,735 for the years ended June 30, 2025 and 2024, respectively.

(h)	Stock-Based Compensation

The measurement and recognition of compensation costs for all stock-based awards made to employees and the Board of Directors are based upon fair value over the requisite service period for awards expected to vest. The Company estimates the fair value of share-based awards on the date of grant using the Black-Scholes option-pricing model. Stock-based compensation costs recognized for the years ended June 30, 2025, and 2024 amounted to $1,612,106 and $959,784, respectively.

(i)	Goodwill and Patents

Long-lived assets such as goodwill and patents are capitalized when acquired and reviewed for impairment on an annual basis or whenever events or changes in circumstances indicate that the book value of the asset may not be recoverable. Impairment of the carrying value of long-lived assets such as goodwill and patents would be indicated if the best estimate of future undiscounted cash flows expected to be generated by the asset grouping is less than its carrying value. If an impairment is indicated, any loss is measured as the difference between estimated fair value and carrying value and is recognized in operating income or loss. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. No such impairments of goodwill or patents have been estimated by management during the years ended June 30, 2025 or 2024. Amortization expense for the year ended June 30, 2025 and 2024 was $25,448 and $0, respectively.

(j)	Fair Value of Financial Instruments

Financial instruments consist principally of cash and cash equivalents, accounts receivable and accounts payable. The estimated fair value of these financial instruments approximates their carrying value due to their short-term nature.

(k)	Research and Development

Research and development expenses are charged to operations as incurred. The Company groups development and prototype costs and related reimbursements in research and development. There were no reimbursements for research and development recorded in research and development for the years ended June 30, 2025, and 2024.

(l)	Comprehensive Income

Comprehensive income or loss is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The Company’s comprehensive loss or income for the years ended June 30, 2025 and 2024 was equal to its net loss for the same periods.

(m)	Income Taxes

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

(n)	Segment Reporting

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

(o)	Use of Estimates

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

(p)	Recent Accounting Pronouncements

In December 2023, the FASB issued ASU No. 2023-09, Improvements to Income Tax Disclosures (Topic 740). The guidance requires disclosure of disaggregated income taxes paid, prescribes standardized categories for the components of the effective tax rate reconciliation, and modifies other income tax-related disclosures. The standard will be effective for us beginning with our annual reporting for fiscal year 2026, with early adoption permitted. We are currently evaluating the impact of this standard on our income tax disclosures.

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income (Topic 220): Expense Disaggregation Disclosures. Additionally, in January 2025, the FASB issued ASU 2025-01 to clarify the effective date of ASU 2024- 03. This ASU provides guidance to expand disclosures related to the disaggregation of income statement expenses. This ASU also requires, in the notes to the financial statements, disclosure of specified information about certain costs and expenses which includes purchases of inventory, employee compensation, depreciation, and intangible asset amortization included in each relevant expense caption. ASU 2025-01 is effective for fiscal years beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027, on a retrospective or prospective basis, with early adoption permitted. This ASU will be effective for the Company’s Form 10-K for fiscal 2028 and Form 10-Q filed thereafter. The Company is currently evaluating the impact this ASU may have on our financial statement disclosures.

(2)	COMMITMENTS

(a)	Bank Financing Activities

Bank Term Loan and Line of Credit

On October 4, 2021, the Company entered into a Loan Agreement with Main Street Bank of Marlborough, Massachusetts (the “Lender”), which provided for a $2,600,000 Term Loan and a $250,000 Revolving Line of Credit Loan Facility (the “Revolver”), which was increased to $500,000 effective May 17, 2022, and $1,250,000 effective June 2, 2023. Borrowings under the Revolver are limited by the borrowing base comprised of a percentage of accounts receivable and inventory and secured by all assets of the Company. Borrowings under the Revolver will bear interest payable monthly at the prime lending rate plus 1.5% per annum and shall not be less than 4.75% per annum. Borrowings under the Revolver are due upon demand. There were no borrowings under the Revolver at June 30, 2025.

The Company’s Loan Agreement with the Lender contains a minimum annual debt service coverage ratio covenant of 1.2x. The Company did not meet this annual debt service coverage ratio for the fiscal year ended June 30, 2024. The Company’s Lender has agreed to waive compliance with such debt service ratio covenant for the period ending June 30, 2024. In addition to such waiver, the Lender and the Company have entered into an amendment dated September 30, 2024 to that certain Term Loan dated October 4, 2021, as amended and that certain Promissory Note dated June 2, 2023 (collectively, the “Notes”) which amendments provide for a six-month period of interest only payments from October 15, 2024 through March 15, 2025 for the Notes. The Company commenced payments of principal and interest under the Notes beginning with the payments due on April 15, 2025, with a new amortization schedule for the remaining term for such Notes through their maturity date. On February 14, 2025, the lender agreed to waive compliance with the annual debt service coverage ratio covenant for the fiscal year ending June 30, 2025, subject to a $30,000 waiver fee and the completion of an equity raise of at least $4,500,000 by February 24, 2025, which the Company satisfied on February 21, 2025. Any future advances are contingent on the Company achieving a minimum Debt Service Coverage ratio of 1.20x based on quarterly testing. There were no other changes to or modifications to the Loan Agreement or the Notes.

Long-Term Debt

Long-term debt consists of the following at June 30, 2025 and 2024:

	2025	2024
Term Loan Note payable to Main Street Bank with monthly principal payments of $35,271, excluding six months in Fiscal 2025, plus interest at a fixed rate of 7.0% per annum. Secured by all assets of the Company, and subject to certain periodic reporting to the bank and other conditions including an annual minimum EBITDA plus stock-based compensation to debt service coverage ratio of 1.20:1 commencing with the fiscal year ending June 30, 2023. The Term Loan Note matures on October 15, 2028.	$1,410,853	$1,609,524

Permanent Working Capital Loan payable to Main Street Bank with monthly principal payments of $14,423, excluding six months in Fiscal 2025, plus interest at a fixed rate of 8.625% per annum. Secured by all assets of the Company, and subject to certain periodic reporting to the bank and other conditions including an annual minimum EBITDA plus stock-based compensation to debt service coverage ratio of 1.20:1 commencing with the fiscal year ending June 30, 2023. The Permanent Working Capital Loan matures on June 15, 2028.	519,231	600,000

Less current maturities	(577,898)	(276,928)
Less debt issuance costs, net of accumulated amortization of $29,756 and $14,360, respectively.	(62,981)	(33,544)
Long-term debt, net of current portion of debt issuance costs	$1,289,205	$1,899,052

At June 30, 2025 principal payments due on long-term debt are as follows:

Fiscal Year Ending June 30:
2026	$596,333
2027	596,333
2028	596,333
2029	141,085
Total long-term debt	$1,930,084

(b)	Lease Obligation

In March 2021 the Company entered into a five-year capital lease in the amount of $161,977 and in January 2020, the Company entered into a five-year capital lease for $47,750, both for manufacturing equipment. The net book value of fixed assets under capital lease obligations as of June 30, 2025 is $27,368.

On July 1, 2019 the Company entered into a three-year operating lease for its facility in El Paso, Texas, and in February 2022 the Company entered into an extension of the lease for an additional three years through June 2025. In May 2025, this lease was extended for an additional three years through May 2028. Remaining minimum lease payments at June 30, 2025 total $148,029. Total lease costs including base rent and common area expenses was $67,552 and $64,621 during the fiscal years ended June 30, 2025 and 2024, respectively. On October 4, 2021 the Company assumed the remaining term of the Windham Maine lease as part of the Lighthouse acquisition. The lease expired on July 31, 2025. Remaining minimum lease payments at June 30, 2025 total $11,477. Total lease costs including base rent and common area expenses was $137,728 and $137,728 during the fiscal year ended June 30, 2025 and 2024, respectively. The amount of variable lease payments is immaterial. Included in the accompanying balance sheet at June 30, 2025 is a right-of-use asset of $141,825 and current and long-term right-of-use operating lease liabilities of $50,995 and $90,954, respectively.

On May 15, 2025 the Company entered into an seven-year lease in South Portland, Maine with two five-year extension options. On June 2, 2025 the Company entered into a seven-year operating lease in Littleton, Massachusetts with two five-year extension options.

As of June 30, 2025, the Company had entered into additional operating leases with total fixed payment obligations of $3.8 million that have not yet commenced. The leases are expected to commence in fiscal year 2026 and have initial lease terms of approximately 8 years.

At June 30, 2025 future minimum lease payments under the capital lease and operating lease obligations are as follows:

Fiscal Year Ending June 30:	Capital Leases	Operating Lease
2026	$28,004	$60,819
2027	–	50,823
2028	–	47,864
Total Minimum Payments	28,004	159,506
Less: amount representing interest	637	17,557
Present value of minimum lease payments	27,368	141,949
Less: current portion	27,368	50,995
Future minimum long-term lease liability	$–	$90,954

The Company’s four facilities in Gardner, Massachusetts, which are used for offices, production and storage spaces, are leased primarily on a tenant-at-will basis. Rent expense on these operating leases was $206,309 and $200,678 for the fiscal years ended June 30, 2025 and 2024, respectively.

(3)	STOCKHOLDERS’ EQUITY

(a)	Stock-Based Compensation Expense

The following table summarizes stock-based compensation expense for the years ended June 30:

	2025	2024
Cost of Goods Sold	$154,559	$93,713
Selling, General and Administrative Expenses	1,457,547	866,071
Stock Based Compensation Expense	$1,612,106	$959,784

As of June 30, 2025, the unrecognized compensation costs related to options vesting in the future was $1,409,980. No compensation has been capitalized because such amounts would have been immaterial. There was no net income tax benefit recognized related to such compensation for the years ended June 30, 2025, or 2024, as the Company is currently in a loss position. There were 520,000 stock options granted during the year ended June 30, 2025, and 285,527 stock options granted during the year ended June 30, 2024.

The Company uses the Black-Scholes option-pricing model as the most appropriate method for determining the estimated fair value for the stock awards. The Black-Scholes method of valuation requires several assumptions: (1) the expected term of the stock award; (2) the expected future stock volatility over the expected term; and (3) risk-free interest rate. The expected term represents the expected period of time the Company believes the options will be outstanding based on historical information. Estimates of expected future stock price volatility are based on the historic volatility of the Company’s common stock, and the risk-free interest rate is based on the U.S. Zero-Bond rate. The Company utilizes a forfeiture rate based on an analysis of the Company’s actual experience. The fair value of options at date of grant was estimated with the following assumptions for options granted in fiscal year 2025:

	Year Ended
	June 30, 2025	June 30, 2024
Assumptions:
Option life	6.25 years	6.25 years
Risk-free interest rate	4.02-4.52%	4.35-4.47%
Weighted average stock volatility	98.12%	99.4%
Dividend yield	0.0%	0.0%
Weighted average fair value of grants	$3.84	$4.69

(b)	Stock Option Plans

The type of share-based payments currently utilized by the Company is stock options.

The Company has four stock option plans outstanding as of June 30, 2025, namely the Precision Optics Corporation, Inc. 2022 Equity Incentive Plan (the “2022 Plan”), the Precision Optics Corporation, Inc. 2021 Equity Incentive Plan (the “2021 Plan”), the Precision Optics Corporation, Inc. 2011 Equity Incentive Plan (the “2011 Plan”) and the Precision Optics Corporation, Inc. 2006 Equity Incentive Plan (the “2006 Plan”). Vesting periods under each of the Plans are at the discretion of the Board of Directors and typically average three years and in some instances are subject to future performance criteria. Options under these Plans are granted at fair market value on the date of grant and typically have an initial term of ten years from the date of grant, subject to certain cancellation provisions such as upon employment termination. The Company has filed Registration Statements on Form S-8 with the Securities and Exchange Commission to register all shares of common stock issuable under the 2022, 2021, 2011, and 2006 Plans.

On April 8, 2022, our Shareholders approved the 2022 Plan which provides eligible participants (certain employees, directors, consultants, etc.) the opportunity to receive a broad variety of equity based and cash awards. A maximum of 933,333 shares of the Company’s common stock may be issued pursuant to stock options or other awards under the 2022 Plan. At June 30, 2025, options for a total of 876,091 shares of common stock were outstanding and 57,242 shares of common stock were available for future grants under the 2022 Plan. The 2022 Plan permits the Board of Directors to authorize and increase up to 5% of the then outstanding shares on an annual basis.

On May 10, 2021, our Board of Directors approved the 2021 Plan which likewise authorizes a broad variety of equity based and cash awards. A maximum of 333,333 shares of the Company’s common stock may be issued under the 2021 Plan. At June 30, 2025, options for a total of 264,495 shares of common stock were outstanding under the 2021 Plan. No further shares may be issued from this plan.

The 2011 Plan and 2006 Plan likewise provided for a broad variety of equity based and cash awards, but terminated in 2021 and 2016, respectively. At June 30, 2025, options for 482,990 shares of common stock were outstanding under the 2011 Plan. At June 30, 2025, options for a total of zero shares of common stock were outstanding under the 2006 Plan.

The following tables summarize stock option activity for the years ended June 30, 2025 and 2024:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Life

Outstanding at June 30, 2023	1,127,140	$4.54	6.88 years
Grants	285,257	5.76
Exercised	(10,332)	2.70
Cancellations	(44,330)	4.18
Outstanding at June 30, 2024	1,357,735	$4.72	6.60 years
Grants	520,000	4.78
Exercised	(129,329)	2.79
Cancellations	(84,664)	5.34
Outstanding at June 30, 2025	1,623,576	$4.85	7.15 years

The aggregate intrinsic value of the Company’s “in-the-money” outstanding and exercisable options as of June 30, 2025, was $833,438 and $787,363, respectively.

(c)	Sale of Stock in August 2024

On August 14, 2024, the Company entered into agreements with certain institutional and accredited investors, in addition to certain directors and officers of the Company, for the sale and purchase of 265,868 shares of the Company’s common stock pursuant to a registered direct offering at a purchase price of $5.25 per share for the institutional and unaffiliated accredited investors and $5.79 per share for the directors and officers, resulting in gross proceeds of approximately $1.4 million before deducting placement agent commissions and other estimated offering expenses. Net proceeds were approximately $1.2 million.

(d)	Sale of Stock in February 2025

On February 19, 2025, the Company entered into agreements with certain institutional and accredited investors for the sale and purchase of 1,272,500 unregistered shares of its common stock, $0.01 par value at a purchase price of $4.00 per share, resulting in gross proceeds of approximately $5.1 million before deducting placement agent commissions and other estimated offering expenses. The Company used the net proceeds from this placement for general working capital needs and paydown of the Company’s line of credit.

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

The provision for income taxes in the accompanying consolidated statements of operations consists of the state income tax liability of $1,936 for the years ended June 30, 2025, and 2024.

A reconciliation of the federal statutory rate to the Company’s effective tax rate for the fiscal years ended June 30, 2025 and 2024 is as follows:

	2025	2024
Income tax expense (benefit) at federal statutory rate	(21.0)%	(21.0)%
Increase (decrease) in tax resulting from:
State taxes, net of federal benefit	(6.3)%	(6.3)%
Change in valuation allowance	20.8%	16.3%
Stock based compensation	6.9%	10.5%
Nondeductible items	(0.4)%	0.4%
Effective tax rate	0.0%	0.0%

The components of deferred tax assets and liabilities at June 30, 2025 and 2024 are approximately as follows:

	2025	2024
Deferred tax assets:
Net operating loss carry forwards	$4,854,000	$3,999,000
Tax credit carry forwards	338,000	353,000
Reserves and accruals not yet deducted for tax purposes	778,000	254,000
Total deferred tax assets	5,970,000	4,606,000
Valuation allowance	(5,970,000)	(4,606,000)
Net deferred tax asset	$–	$–

The Company has provided a valuation allowance to reduce the net deferred tax asset to an amount the Company believes is “more likely than not” to be realized.

At June 30, 2025, the Company had federal and state net operating loss carry forwards of approximately $23,116,000 and $11,674,000, respectively, which will, if not used, expire at various dates beginning in fiscal year 2026.

(6)	PROFIT SHARING PLAN

The Company has a defined contribution 401(k) profit sharing plan. Employer profit sharing and matching contributions to the plan are discretionary. No employer profit sharing or matching contributions were made to the plan in fiscal years 2025 and 2024.

ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.    CONTROLS AND PROCEDURES.

Management’s Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and our Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2025.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting as of June 30, 2025. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of June 30, 2025.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the fiscal year covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION.

During the three months ended June 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required under this item is incorporated by reference to the applicable information set forth in the Proxy Statement for the 2025 Annual Meeting of Stockholders.

Our Board of Directors has adopted a written Code of Business Conduct and Ethics applicable to all officers, directors and employees, which has been filed as an exhibit to this Annual Report.

ITEM 11.     EXECUTIVE COMPENSATION.

The information required under this item is incorporated by reference to the applicable information set forth in the Proxy Statement for the 2025 Annual Meeting of Stockholders.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required under this item is incorporated by reference to the applicable information set forth in the Proxy Statement for the 2025 Annual Meeting of Stockholders.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required under this item is incorporated by reference to the applicable information set forth in the Proxy Statement for the 2025 Annual Meeting of Stockholders.

ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required under this item is incorporated by reference to the applicable information set forth in the Proxy Statement for the 2025 Annual Meeting of Stockholders.

PART IV

ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

a.	Documents filed as part of this report

The following documents are filed as part of this Annual Report on 10-K:

1.	FINANCIAL STATEMENTS

The following documents are filed in Part II, Item 8 of this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm

Balance Sheets at June 30, 2025 and 2024

Statements of Operations for the years ended June 30, 2025 and 2024

Statements of Stockholders’ Equity for the years ended June 30, 2025 and 2024

Statements of Cash Flows for the years ended June 30, 2025 and 2024

Notes to Financial Statements

2.	FINANCIAL STATEMENT SCHEDULES

All financial statement schedules have been omitted as they are not required, not applicable, or the required information is otherwise included.

b.	Exhibits

The exhibits listed below are filed with or incorporated by reference in this report.

Exhibit	Description

3.1	Restated Articles of Organization of Precision Optics Corporation, Inc. (included as Exhibit 3.1 to the Form 10-K filed September 28, 2023, and incorporated herein by reference).

3.2	Amended and Restated Bylaws of Precision Optics Corporation, Inc. (included as Exhibit 3.1 to the Current Report on Form 8-K filed July 11, 2014, and incorporated herein by reference).

3.3	Amendment to the Amended and Restated Bylaws of Precision Optics Corporation, Inc. effective May 13, 2022 (included as exhibit 3.5 to the Form 10-Q filed May 16, 2022, and incorporated herein by reference).

3.4	Articles of Amendment to the Amended Articles of Organization as filed with the Commonwealth of Massachusetts on October 24, 2022; and Articles of Amendment as filed with the Commonwealth of Massachusetts on October 26, 2022, to override the earlier amendment (included as Exhibit 3.1 to the Current Report on Form 8-K filed November 2, 2022, and incorporated herein by reference).

3.5	Articles of Amendment to the Amended Articles of Organization as filed with the Commonwealth of Massachusetts on October 27, 2022, to set revised effective date of reverse stock split (included as Exhibit 3.2 to the Current Report on Form 8-K filed November 2, 2022, and incorporated herein by reference).

4.1	Form of Common Stock Certificate (incorporated by reference from Exhibit 4.1 to the annual report on Form 10-K filed on September 30, 2024).

4.2	Description of Securities (incorporated by reference from Exhibit 4.2 to the annual report on Form 10-K filed on September 30, 2024)

Exhibit	Description

10.1	Precision Optics Corporation, Inc. 2011 Equity Incentive Plan, dated October 13, 2011 (included as Exhibit 10.2 to Form S-8 filed October 14, 2011, and incorporated herein by reference.)

10.2	Precision Optics Corporation, Inc. Amended 2011 Equity Incentive Plan, dated October 14, 2011, as amended on April 16, 2015 (included as Exhibit 10.1 to the Company’s Registration Statement on Form S-8 filed April 20, 2015, and incorporated herein by reference).

10.3	Compensation Agreement, by and between the Company and Joseph N. Forkey, dated August 2, 2018 (included as Exhibit 10.1 to the Form 8-K filed on August 3, 2018, and incorporated herein by reference).

10.4	Form of Purchase Agreement, by and among Precision Optics Corporation, Inc. and several Investors, dated July 1, 2019 (included as Exhibit 10.2 to the Form 8-K filed on July 8, 2019, and incorporated herein by reference).

10.5	Form of Registration Rights Agreement, by and among Precision Optics Corporation, Inc. and several Investors, dated July 1, 2019 (included as Exhibit 10.3 to the Form 8-K filed on July 8, 2019, and incorporated herein by reference

10.6	Employment Agreement, by and among Precision Optics Corporation. Inc. and Divaker Mangadu, dated July 1, 2019 (included as Exhibit 10.4 to the Form 8-K filed on July 8, 2019, and incorporated herein by reference).

10.7†	Employment Agreement, by and among Precision Optics Corporation, Inc. and Jeff DiRubio, dated April 26, 2019 (included as Exhibit 10.16 to the annual report on Form 10-K filed on September 26, 2019, and incorporated herein by reference).

10.8+	Lease Agreement, by and among Precision Optics Corporation, Inc. and Texzona Industries Ltd. dated July 1, 2019 (included as Exhibit 10.17 to the annual report on Form 10-K filed on September 26, 2019, and incorporated herein by reference).

10.9†+	Asset Purchase Agreement, dated October 4, 2021, by and among Precision Optics Corporation, Inc. and Lighthouse Imaging, LLC and Anania & Associates Investment Company, LLC (included as Exhibit 10.1 to the current report on Form 8-K filed on October 8, 2021, and incorporated herein by reference).

10.10	Form of Securities Purchase Agreement, by and among Precision Optics Corporation, Inc. and several Investors, dated October 4, 2021 (included as Exhibit 10.2 to the current report on Form 8-K filed on October 8, 2021, and incorporated herein by reference).

10.11	Form of Registration Rights Agreement, by and among Precision Optics Corporation, Inc. and several Investors, dated October 4, 2021 (included as Exhibit 10.3 to the current report on Form 8-K filed on October 8, 2021, and incorporated herein by reference).

10.12+	Loan Agreement dated October 4, 2021, by and among Precision Optics Corporation, Inc. and Main Street Bank (included as Exhibit 10.4 to the current report on Form 8-K filed on October 8, 2021, and incorporated herein by reference).

10.13	$250,000 Revolving Line of Credit Note dated October 4, 2021 (included as Exhibit 10.5 to the current report on Form 8-K filed on October 8, 2021, and incorporated herein by reference).

10.14	$2,600,000 Term Loan Note dated October 4, 2021 (included as Exhibit 10.6 to the current report on Form 8-K filed on October 8, 2021, and incorporated herein by reference).

10.14	Security Agreement dated October 4, 2021, by and among Precision Optics Corporation, Inc. and Main Street Bank (included as Exhibit 10.7 to the current report on Form 8-K filed on October 8, 2021, and incorporated herein by reference).

Exhibit	Description

10.16	Director side letter agreement dated October 4, 2021 (included as Exhibit 10.8 to the current report on Form 8-K filed on October 8, 2021, and incorporated herein by reference).

10.17	Precision Optics Corporation, Inc. 2022 Equity Incentive Plan (included as Appendix B to the proxy statement on Form DEF14A filed on February 24, 2022, and incorporated herein by reference).

10.18	Second Amendment to Loan Agreement dated June 2, 2023, by and between Precision Optics Corporation, Inc. and Main Street Bank (included as Exhibit 10.1 to the current report on Form 8-K filed on June 7, 2023, and incorporated herein by reference).

10.19	$750,000 Promissory Note dated June 2, 2023 (included as Exhibit 10.2 to the current report on Form 8-K filed on June 7, 2023, and incorporated herein by reference).

10.20	Second Amendment to Demand Revolving Line of Credit Note dated June 2, 2023, by and between Precision Optics Corporation, Inc. and Main Street Bank (included as Exhibit 10.3 to the current report on Form 8-K filed on June 7, 2023, and incorporated herein by reference).

10.21	Form of Securities Purchase Agreement, by and among Precision Optics Corporation, Inc. and several investors, dated June 15, 2023 (included as Exhibit 10.1 to the current report on Form 8-K filed on June 20, 2023, and incorporated herein by reference).

10.22	Form of Registration Rights Agreement, by and among Precision Optics Corporation, Inc. and several investors, dated June 15, 2023 (included as Exhibit 10.2 to the current report on Form 8-K filed on June 20, 2023, and incorporated herein by reference).

10.23	Placement Agent Agreement, by and between Precision Optics Corporation, Inc. and A.G.P./Alliance Global Partners, dated June 15, 2023 (included as Exhibit 10.3 to the current report on Form 8-K filed on June 20, 2023, and incorporated herein by reference).

10.24	Employment Agreement dated March 30, 2023 between Precision Optics Corporation, Inc. and Mahesh Lawande (included as Exhibit 10.31 to the Form S-1 filed July 20, 2023, and incorporated herein by reference).

10.25	Employment Agreement dated June 7, 2023 between Precision Optics Corporation, Inc. and Wayne M. Coll (included as Exhibit 10.31 to the Form S-1 filed July 20, 2023, and incorporated herein by reference).

10.26	Modification to Employment Agreement by and between Precision Optics Corporation, Inc. and Jeffrey L. DiRubio dated June 29, 2024 (included as Exhibit 10.1 to the current report on Form 8-K filed on July 3, 2024, and incorporated herein by reference).

10.27	Consulting Agreement by and between Precision Optics Corporation, Inc. and Jeffrey L. DiRubio dated June 29, 2024 (included as Exhibit 10.2 to the current report on Form 8-K filed on July 3, 2024, and incorporated herein by reference).

10.28	Form of Securities Purchase Agreement for August 13, 2024 securities offering (included as Exhibit 10.1 to the current report on Form 8-K filed on August 14, 2024, and incorporated herein by reference).

10.29	Placement Agency Agreement between Precision Optics Corporation, Inc and A.G.P./Alliance Global Partners (included as Exhibit 10.2 to the current report on Form 8-K filed on August 14, 2024, and incorporated herein by reference).

10.30	Modification and Amendment of Term Note dated September 30, 2024 by and between Precision Optics Corporation, Inc. and Main Street Bank (incorporated by reference from Exhibit 10.30 to the annual report on Form 10-K filed on September 30, 2024)

Exhibit	Description

10.31	Modification and Amendment of Promissory Note dated September 30, 2024 by and between Precision Optics Corporation, Inc. and Main Street Bank (incorporated by reference from Exhibit 10.31 to the annual report on Form 10-K filed on September 30, 2024)

10.32	Form of Securities Purchase Agreement dated February 19, 2025 (incorporated by reference from Exhibit 10.1 to the current report on Form 8-K filed on February 20, 2025)

10.33	Waiver Letter from Main Street Bank dated February 14, 2025 (incorporated by reference from Exhibit 10.2 to the current report on Form 8-K filed on February 20, 2025)

10.34	First Lease Extension Agreement, dated May 13, 2025, by and between Texzona Industries, Inc and Precision Optics Corporation, Inc. (incorporated by reference from Exhibit 10.1 to the current report on Form 8-K filed on May 19, 2025)

10.35	Lease, dated May 14, 2025, by and between 400 Southborough, LLC and Precision Optics Corporation, Inc. (incorporated by reference from Exhibit 10.1 to the current report on Form 8-K filed on May 20, 2025)

14.1	Precision Optics Corporation, Inc. Corporate Code of Ethics and Conduct (included as Exhibit 14.1 to the Form 10-K filed September 28, 2008, and incorporated herein by reference).

19.1	Insider Trading Policy (incorporated by reference from Exhibit 19.1 to the annual report on Form 10-K filed on September 30, 2024)

23.1*	Consent of Independent Registered Public Accounting Firm.

31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1	Precision Optics, Corporation, Inc. Restatement Recoupment Policy (incorporated by reference from Exhibit 97.1 to the annual report on Form 10-K filed on September 30, 2024)

101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed Herewith.
†	Certain portions of the agreement have been omitted to preserve the confidentiality of such information. The Company will furnish copies of any such information to the SEC upon request.
+	The schedules to agreement have been omitted from this filing pursuant to Item 601(a)(5) of Regulation S-K. The Company will furnish copies of any such schedules to the SEC upon request.

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

PRECISION OPTICS CORPORATION, INC.

Date: September 29, 2025	By:	/s/ Joseph N. Forkey
Joseph N. Forkey President and Chief Executive Officer
(Principal Executive Officer)

Date: September 29, 2025	By:	/s/ Wayne M. Coll
Wayne M. Coll Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Joseph N. Forkey Joseph N. Forkey	Chief Executive Officer, President, Treasurer and Director (Principal Executive Officer)	September 29, 2025

/s/ Wayne M. Coll Wayne M. Coll	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	September 29, 2025

/s/ Buell V. Duncan	Director	September 29, 2025
Buell V. Duncan

/s/ Andrew J. Miclot	Director	September 29, 2025
Andrew J. Miclot

/s/ Joseph P. Pellegrino	Director	September 29, 2025
Joseph P. Pellegrino

/s/ Peter H. Woodward	Director, Chairman	September 29, 2025
Peter H. Woodward

