Form 10-K/A
period 2025-06-30
PRECISION OPTICS CORPORATION, INC.
filed 2025-10-28
CIK 867840

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

The number of shares of the registrant’s common stock outstanding as of September 20, 2025 was 7,714,701.

Documents incorporated by reference

None

Auditor Name:	Auditor Location:	Auditor Firm ID:
STOWE & DEGON LLC	Westborough, Massachusetts	577

EXPLANATORY NOTE

Precision Optics Corporation, Inc. is filing this Amendment No. 1 on Form 10-K/A, or this Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended June 30, 2025, or the Original 10-K, originally filed with the U.S. Securities and Exchange Commission, or SEC, on September 29, 2025, or Original Filing Date, solely for the purpose of including the information required by Items 10 through 14 of Part III of Form 10-K. This information was previously omitted from the Original 10-K in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above-referenced items to be incorporated in the Original 10-K by reference from our definitive proxy statement so long as such proxy statement is filed no later than 120 days after our fiscal year-end. We are filing this Amendment No. 1 to include the Part III information in the Original Form 10-K because we will not file a definitive proxy statement containing such information within 120 days after the end of the fiscal year covered by the Original 10-K.

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

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following table sets forth the names and ages of all of our directors and executive officers as of June 30, 2025. Our officers are appointed by, and serve at the pleasure of, the Board of Directors.

Name	Age	Position with our Company
Joseph N. Forkey	57	Chief Executive Officer, President, Treasurer and Director
Wayne M. Coll	61	Chief Financial Officer, Secretary
Mahesh Lawande	52	Chief Operating Officer
Peter H. Woodward	52	Chairman of the Board and Director
Andrew J. Miclot	69	Director
Buell G. Duncan	72	Director
Joseph P. Pellegrino, Jr.	61	Director

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

Mahesh Lawande – Chief Operating Officer

Mr. Lawande was elected as Chief Operating Officer on April 24, 2023. Mr. Lawande has senior operations and engineering experience primarily with medical technology-based businesses. He formerly served as Senior Director of Supply Chain Operations in North America for Draeger Medical Systems, Inc. (July 2017- June 2019), Director of Operations for Analogic Corporation (March 2021- March 2022), and Vice President – Manufacturing and Operations for Third Pole Therapeutics (May 2022-April 2023). Mr. Lawande received a B.E. in Electronics and Communications from Goa University, India, and an M.B.A. in Corporate Entrepreneurship and Strategy from F.W. Olin Graduate School of Business at Babson College. On October 2, 2025, the Company and Mr. Mahesh Lawande mutually agreed to terminate his employment with the Company as of October 31, 2025, and Mr. Lawande transitioned to the roll of “Advisor to the President” for the period through October 31, 2025.

Peter H. Woodward – Chairman of the Board

Mr. Woodward was appointed to our Board effective July 9, 2014 and as chairman of the Board in connection with the sale and purchase agreement we entered into in July 2014. Mr. Woodward is the founder of MHW Capital Management, LLC, or MHW, a position he has held since September 2005. MHW specializes in large equity investments in public companies implementing operating strategies to significantly improve their profitability. From 1996 to 2005, Mr. Woodward was the Managing Director for Regan Fund Management, LLC. He served as the President and Chief Executive Officer and Director of Cartesian, Inc. from June 2015 to July 2018 and currently serves as Chairman of the Board and Chairman of the Audit Committee for TSS, Inc., and as the CEO of Innovative Power, LLC. Mr. Woodward holds a BA in economics from Colgate University and a Masters of International Affairs with a concentration in international economics and finance from Columbia University. He is also a Chartered Financial Analyst.

Andrew J. Miclot – Director

Mr. Miclot was appointed to our Board on March 2, 2016. Mr. Miclot has more than 35 years of leadership experience with medical device suppliers and brings substantial global industry knowledge to our Company. From September 2020 to May 2021, Mr. Miclot was President of Electromedical Products International, Inc., a medical device company treating anxiety, insomnia, depression and pain. Mr. Miclot was the President and Vice Chairman and Director of WishBone Medical, Inc., a pediatric orthopedic company dedicated to the unmet needs of children suffering from orthopedic challenges from October 2017 to January 2019. He has been on the Indiana University Alumni Association Advisory Board from October 2016 to October 2021. From October 2015 to January 2018, Mr. Miclot served as President, CEO and Director of Micro Machine Co., a supplier of medical products for the orthopedic and spinal industries. Prior to joining Micro Machine Co., from May 2013 to September 2014, Mr. Miclot was Executive Vice President of MicroTechnologies, Inc., a medical device supplier. Mr. Miclot was General Manager and Senior Vice President of ArthroCare Corporation from June 2009 to March 2013. From January 2008 to March 2009, Mr. Miclot was President, CEO and Director of Ascension Orthopedics, Inc. He was Vice President of Marketing for the orthopedic global business unit at Orthofix, Inc. from April 2007 to January 2008, and from March 1994 to April 2007, he served as Senior Vice President with Symmetry Medical Inc., a medical device supplier and was also the Investor Relations Officer, after the NYSE IPO in December 2004 until April 2007. Mr. Miclot has a BA degree in Speech and Hearing and an MA degree in Audiology from Indiana University and an MBA from the Lake Forest Graduate School of Management.

 Buell G. Duncan – Director

On February 28, 2025, the Board appointed Buell G. Duncan to fill the vacancy on the Board created with the retirement of Dr. Richard B. Miles. Since 2022, Mr. Duncan has served as a Portfolio Advisor and Limited Partner for Iron Gate Capital, a venture capital firm focused on early-growth B2B technology companies, a board observer of Share Mobility and Respondology, and a strategic advisor to Geminos AI, Demand Spring and Pillir Software. From 1992 through 2020, Mr. Duncan held various senior leadership positions at a number of IBM’s global business units serving as Chief Marketing Officer, IBM Cloud, Data and AI businesses from April 2017 until December 2020. Mr. Duncan brings decades of executive leadership and strategic expertise, further strengthening the Company's commitment to innovation and growth.

Joseph P. Pellegrino, Jr. – Director

On March 19, 2025, the Board appointed Joseph P. Pellegrino, Jr. to fill the vacancy created on the Board with the retirement of Peter Anania. From 2007 to his retirement on March 7, 2025, Mr. Pellegrino served as Chief Financial Officer of LeMaitre Vascular, Inc., a Nasdaq listed medical device company. He joined LeMaitre Vascular as its Executive Vice President, Finance in 2005. Mr. Pellegrino served as a member of their Board of Directors beginning in October 2016 until March, 2025. From 1997 to 2003, Mr. Pellegrino worked at Zoots, Inc., as Senior Vice President of Operations. Previously, Mr. Pellegrino built and sold a regional mall-based specialty retailing company. Mr. Pellegrino has also served as an investment banking analyst at Lehman Brothers, as part of their mergers and acquisitions group. Mr. Pellegrino received an A.B. in Economics from Harvard College and an M.B.A. from the Harvard Business School. Mr. Pellegrino brings extensive operational and financial knowledge and experience as Chief Financial Officer and Director of a publicly traded medical device company.

No director is related to any other director or executive officer of our company or our subsidiaries, and there are no arrangements or understandings between a director and any other person pursuant to which such person was elected as director.

GOVERNANCE OF THE COMPANY

Board Leadership Structure

Mr. Woodward has served as our Chairman of our Board of Directors since July 9, 2014. Dr. Forkey has been our Chief Executive Officer, President and Treasurer since February 8, 2011. Dr. Forkey manages the day-to-day affairs of our Company and leads the Board meetings. Mr. Woodward, Mr. Miclot, who has served on our Board since March 2016 and Mr. Duncan and Mr. Pellegrino, who have recently joined our Board, are independent directors. Our Board believes that having a majority of independent directors serves our Company well. The Board believes that its structure should be informed by the needs and circumstances of our Company, the Board, and our shareholders. With this in mind, the Board believes that its structure is currently serving our Company well and intends to maintain this as appropriate and practicable in the future.

Risk Oversight of Management

The Board of Directors oversees management regarding our Company’s risks. Our management keeps the Board of Directors apprised of significant risks facing our Company and the approach being taken to understand, manage and mitigate such risks. Additional review or reporting on enterprise risks is conducted as needed or as requested by the Board of Directors.

Director Nominations

The Board of Directors nominates directors for election at each annual meeting of shareholders and appoints new directors to fill vacancies when they arise. The Board is responsible for the identification, evaluation, and recruitment of qualified candidates to the Board of Directors for nomination or election. It is the policy of the Company that the Board seek recommendations from the independent directors as to each person considered for nomination or election as a director.

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

Our Board of Directors has the ability to establish, or disband, such committees as necessary or appropriate to serve the needs of our Company. The Board has designated an Audit Committee and a Compensation Committee and has not established a nominating committee of the Board of Directors.

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

Audit Committee and Audit Committee Financial Expert

The Audit Committee of the Board of Directors was established by the Board in July 2022 and is currently composed of Messrs. Woodward, Miclot and Pellegrino (Chair), who was appointed on March 19, 2025. The Audit Committee acts on behalf of the Board, and its primary function is to oversee the financial reporting and disclosure process. The Audit Committee has adopted a charter, which is available on the “Investor Relations” portion of the Company’s website located at https://www.poci.com/investor-relations.

The Board of Directors has made a determination that Peter H. Woodward, Chairman of the Board and Member of the Audit Committee and Mr. Pellegrino (Chair of the Audit Committee), each qualifies as an audit committee financial expert and meets the criteria set forth in Item 407(d)(5) of Regulation S-K.

Each of Mr. Woodward, Mr. Miclot and Pellegrino are “independent directors” as independence is currently defined in Rule 5605(d)(2) of the Nasdaq Stock Markets listing standards and SEC Rule 10A-3 and each have an understanding of generally accepted accounting principles and financial statements and have the ability to assess the general application of such principles in connection with the accounting for estimates, accruals and reserves, and has an understanding of internal controls over financial reporting as well as audit committee functions. See Mr. Woodward’s, Mr. Miclot’s, and Mr. Pellegrino’s biography and qualifications described above.

Compensation Committee

The Compensation Committee of the Board of Directors was established by the Board in May 2022 and is currently composed of Messrs. Woodward, Miclot (Chair) and Duncan. The Compensation Committee has adopted a charter which is available on the Company’s website.

Under its charter, the Compensation Committee of the Board acts on behalf of the Board to review and oversee the Company’s overall compensation philosophy, and to oversee the development and implementation of compensation programs aligned with the Company’s business strategy. Specifically, the Compensation Committee’s authority includes reviewing and approving annually the corporate goals and objectives applicable to the compensation of the chief executive officer , and to evaluate at least annually the CEO’s performance in light of those goals and objectives and determine and approve the CEO’s compensation level based on that evaluation. In evaluating and determining CEO compensation, the Committee considers the results of the most recent stockholder advisory vote on executive compensation (“Say on Pay Vote”) required by Section 14A of the Exchange Act. The CEO is not allowed to be present during any voting or deliberations by the Committee on CEO compensation. Additionally, the Compensation Committee approves the compensation of all other executive officers, in consultation with the CEO. In evaluating and determining executive compensation, the Committee considers the results of the most recent Say on Pay Vote. The Compensation Committee also makes recommendations to the Board regarding the adoption of Stock Plans and equity-based plans, which includes the ability to amend and terminate such plans. The Compensation Committee has the authority to administer the Company’s Stock Plans and equity-based plans, including designation of the employees to whom the awards are to be granted, the amount of the award or equity to be granted and the terms and conditions applicable to each award or grant, subject to the provisions of each plan. The Compensation Committee is responsible for overseeing the Company’s submission to a stockholder vote of matters relating to compensation, including advisory votes on executive compensation and the frequency of such votes, incentive and other compensation plans, and amendments to such plans. The Compensation Committee is also responsible for performing any other activities required by applicable law, rules or regulations, including the rules of the SEC and any exchange or market on which the Company’s capital stock is traded, and performs other activities that are consistent with the Compensation Committee’s charter, the Company’s certificate of incorporation and bylaws, and governing laws, as the Compensation Committee or the Board deems necessary or appropriate.

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

Based solely upon a review of reports provided to us by our officers and directors, we believe that, during the fiscal year ended June 30, 2024, no person required to file reports under Section 16(a) of the Securities Exchange Act of 1934 failed to file such reports on a timely basis during such fiscal year except for the following: Form 4s for Wayne M. Coll due on July 2, 2024, October 2, 2024 and January 3, 2025 related to the payment of shares in lieu of cash per Mr. Coll’s employment agreement, which was filed on February 11, 2025.

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

ITEM 11.     EXECUTIVE COMPENSATION.

Named Executive Officers

This Annual Report contains information about the compensation paid to our Named Executive Officers, as defined by Item 402(m)(2) of Regulation S-K, during our fiscal year ending June 30, 2025. In accordance with the rules and regulations of the Securities and Exchange Commission for smaller reporting companies, we determined that the following officers were our Named Executive Officers:

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

Summary Compensation Table for the Years Ended June 30, 2025 and 2024

The following table sets forth all compensation for our fiscal years ended June 30, 2025 and 2024 awarded to, earned by, or paid to our Principal Executive Officer, our most highly compensated executive officer and our most highly compensated employee, all of which are referred to herein as the “Named Executive Officers.” No other executive officer earned over $100,000 in the last completed fiscal year.

Name and Principal Position	Year June 30,	Salary ($)	Bonus ($)		Option Awards ($) (1)		Total ($)
Dr. Joseph N. Forkey	2025	270,359	94,200	(2)	742.000	(3)	1,106,559
Director, Chief Executive Officer, President and Treasurer	2024	251,032	0		0		251,032
Wayne M. Coll	2025	301,584			185,500	(4)	487,084
Chief Financial Officer, Secretary	2024	301,523	0		0		301,523
Mahesh Lawande	2025	275,552			148,400	(5)	423,952
Chief Operating Officer	2024	275,552	0		0		275,552

(1)	Represents the aggregate grant date fair value of stock option awards granted in the respective fiscal year as computed in accordance with FASB ASC Topic 718, Compensation — Stock Compensation. The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option valuation model. A discussion of the assumptions used in calculating the amounts in this column may be found in the Notes to our audited consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended June 30, 2025. These amounts do not represent the actual amounts paid to or realized by the executives during the fiscal years presented.

(2)	We issued Dr. Forkey 20,000 shares of our common stock on March 19, 2025 with a fair market value based on the closing price of our common stock of $4.71 per share on that date, or $94,200, as a performance bonus.

(3)	We granted Dr. Forkey a stock option to purchase up to 200,000 shares of our common stock at an exercise price of $4.71 per share, the closing price of our common stock on March 19, 2025. 80,000 options vest on the grant date and the remaining 120,000 options vest in three increments three pro rata increments on March 19, 2026, 2027, and 2028.

(4)	We granted Mr. Coll a stock option to purchase up to 50,000 shares of our common stock at an exercise price of $4.71 per share, the closing price of our common stock on March 19, 2025. These options vest in two pro rata increments on March 19, 2026 and 2027.

(5)	We granted Mr. Lawande a stock option to purchase up to 40,000 shares of our common stock at an exercise price of $4.71 per share, the closing price of our common stock on March 19, 2025. These options vest in two pro rata increments on March 19, 2026 and 2027. As Mr. Lawande’s last day of employment with the Company will be October 31, 2025, the option to purchase up of 40,000 shares will not vest and will be forfeited

Narrative to Summary Compensation Table

Named Executive Officer Employment Agreements

Agreement with Dr. Forkey

On July 27, 2018, our Board of Directors approved a new compensation agreement with our Chief Executive Officer, Dr. Joseph Forkey, effective August 2, 2018. Pursuant to the agreement, we agreed to pay Dr. Forkey a base salary of $200,000 per year beginning retroactively on July 1, 2018. Effective October 1, 2019, our Board of Directors approved an increase of Dr. Forkey’s base salary to $250,000 per year and effective March 20, 2025, our Board of Directors approved an increase of Dr. Forkey’s base salary to $325,000 per year.

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

Outstanding Equity Awards at Fiscal Year-End Table for the Fiscal Year Ended June 30, 2025

The following table shows grants of options outstanding on June 30, 2025, the last day of our most recent fiscal year, to each of the Named Executive Officers included in the Summary Executive Compensation Table.

Name	Number of securities underlying unexercised options Exercisable	Number of securities underlying unexercised options Unexercisable		Option exercise price ($)	Option expiration date
Dr. Joseph N. Forkey	116,666	0		2.19	08/02/2028
	50,000	0		5.04	06/04/2031
	80,000	120,000	(1)	4.71	3/19/2035

Wayne M. Coll	33,333	16,667		6.94	6/12/2033
	0	50,000	(2)	4.71	3/19/2035

Mahesh Lawande	40,000	20,000		6.40	4/24/2033
	0	40,000	(3)	4.71	3/19/2035

(1)	We granted Dr. Forkey a stock option to purchase up to 200,000 shares of our common stock at an exercise price of $4.71 per share, the closing price of our common stock on March 19, 2025, with 80,000 shares vesting on the grant date and the remaining 120,000 shares with annual vesting in three equal annual increments beginning March 19, 2026.

(2)	We granted Mr. Coll a stock option to purchase up to 50,000 shares of our common stock at an exercise price of $4.71 per share, the closing price of our common stock on March 19, 2025. These options vest in two pro rata increments on March 19, 2026, and 2027 .

(3)	We granted Mr. Lawande a stock option to purchase up to 40,000 shares of our common stock at an exercise price of $4.71 per share, the closing price of our common stock on March 19, 2025. These options vest in two pro rata increments on March 19, 2026, and 2027 .

Profit Sharing and 401(k) Plan

We have a defined contribution 401(k) profit sharing plan. Employer profit sharing and matching contributions to the plan are discretionary. No employer profit sharing contributions were made to the plan in fiscal years 2025 and 2024. No employer matching contributions were made to the plan in fiscal years 2025 and 2024.

Director Compensation

The following table sets forth cash amounts and the value of other compensation paid to our directors for the fiscal year ended June 30, 2025, but does not include the compensation of Dr. Joseph N. Forkey, our Chief Executive Officer, President, and Treasurer, as his compensation is reflected in the Summary Executive Compensation Table.

Name of Director	Fees earned or paid in cash ($)(1)	Option awards ($)(2)	Total ($)
Andrew J. Miclot	27,500	98,242	125,742
Richard B. Miles(3)	5,000	39,846	44,846
Peter V. Anania(4)	5,000	39,846	44,846
Peter H. Woodward	40,000	119,538	159,538
Buell G. Duncan(5)	12,500	166,950	179,450
Joseph J. Pellegrino, Jr.(6)	15,000	166,950	181,950

_______________________

(1)	Under our director compensation plan, each non-management, non-Chairman board member shall receive $20,000, committee members receive an additional $5,000. and committee chairs receive an additional $5,000 Mr. Woodward serves as our Chairman and receives $10,000 per quarter. We also reimburse our directors for travel expenses.

(2)	On November 18, 2024, options to purchase up to 10,000 shares of common stock were granted to Mr. Miclot, Dr. Miles, and Mr. Anania, and up to 30,000 shares to Mr. Woodward, at an exercise price of $4.71 per share.

(3)	On February 28, 2025, Dr. Miles resigned from the Board of Directors.

(4)	On March 14, 2025, Mr. Anania resigned from the Board of Directors.

(5)	Mr. Duncan joined the Board in February 2025. On March 19, 2025, the Board awarded the following stock options to Mr. Duncan: (i) a stock option to purchase 30,000 shares of Common Stock at an exercise price of $4.71, with all of the underlying shares vested as of the date of grant, as a one-time grant for joining the Board of Directors and (ii) a stock option to purchase 15,000 shares of Common Stock at an exercise price of $4.71, with 7,500 of the underlying shares vesting on June 29, 2025 and 7,500 shares vesting on September 29, 2025, for services during April – September of 2025.

(6)	Mr. Pellegrino joined the Board in March 2025. On March 19, 2025, the Board awarded the following stock options to Mr. Pellegrino: (i) a stock option to purchase 30,000 shares of Common Stock at an exercise price of $4.71, with all of the underlying shares vested as of the date of grant, as a one-time grant for joining the Board of Directors and (ii) a stock option to purchase 15,000 shares of Common Stock at an exercise price of $4.71, with 7,500 of the underlying shares vesting on June 29, 2025 and 7,500 shares vesting on September 29, 2025, for services during April – September of 2025.

As of June 30, 2025, the following outstanding stock options were held by each of the individuals listed above: Andrew J. Miclot – 114,998, Dr. Richard B. Miles – 90,998, Peter V. Anania –66,666 , Peter H. Woodward – 135,000, Buell G. Duncan – 45,000 and Joseph J. Pellegrino, Jr – 45,000.

Narrative to Director Compensation Table

Under our Non-Employee Director Compensation Plan in effect during fiscal 2024, each non-management, non-Chairman board member shall receive $10,000 annually paid in quarterly amounts of $2,500. Each non-management, non-Chairman board member who chairs a committee was paid an additional $10,000 annually paid in quarterly amounts of $2,500. In accordance with a separate agreement, the Chairman of the Board, Mr. Woodward, receives $10,000 per quarter for the greater time commitment required to perform the duties of Chairman of the Board. We also reimburse our directors for travel expenses.

Under our Non-Employee Director Compensation Plan in effect during fiscal 2025, each non-employee director will receive an annual cash award of $20,000, Committee members will receive an additional cash award of $5,000, Committee chairs will receive an additional cash award of $5,000 and the Chairman of the Board will receive an additional cash award of $10,000, all payable quarterly in arrears, and an annual stock option grant of 30,000 shares to be granted on the second business day following the filing of the Company’s 10-Q reporting the Company’s first fiscal quarter results with 1/4 of the underlying shares vesting each quarter following the date of such grant.

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

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information, as of June 30, 2025, regarding beneficial ownership of our common stock by:

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

	Amount of beneficial ownership (1)			Percent of
Name and Address of Beneficial Owner	Shares Owned	Shares – Rights to Acquire	Total Number	Shares Beneficially Owned (2)
Dolphin Offshore Partners LP (3) 4828 First Coast Highway, STE 5 Fernandina, FL 32034	561,712	0	561,712	7.28%

Sandra F., Norman H. and Brian L. Pessin (4) 400 E.51st Street PH 31 New York, NY 10022	1,110,056	0	1,110,056	14.39%

MHW Partners, L.P. (5) Attn: Peter Woodward Jennifer Court Narragansett, RI 02882	358,099	127,500	485,599	6.29%

Needham Asset Management L.L.C. (6) 250 Park Avenue, 10th Floor New York, New York 10117	700,000	0	700,000	9.07%

(1)	Represents shares with respect to which each beneficial owner listed has or will have, upon acquisition of such shares upon exercise or conversion of options, warrants, conversion privileges or other rights exercisable within 60 sixty days, sole voting and investment power. For the purposes of this table, we have not assumed the limitations on exercise set forth in certain options, which limit the number of shares of common stock that the holder, together with all other shares of common stock beneficially owned by such person, does not exceed 4.999% of the total outstanding shares of common stock.

(2)	As of June 30, 2025, there were 7,714,701 issued shares of our common stock issued and outstanding. Percentages are calculated on the basis of the amount of issued and outstanding common stock plus, for each person or group, any securities that such person or group has the right to acquire within 60 days of June 30, 2025 pursuant to options, warrants, conversion privileges or other rights.

(3)	We relied, in part, on the Schedule 13D/A filed jointly by Dolphin Offshore Partners, L.P., Dolphin Mgmt. Services, Inc. and Peter E. Salas on March 20, 2023 for this information.

Dolphin Offshore Partners, L.P., a Delaware limited partnership, is an investment manager. Dolphin Mgmt. Services, Inc., a Delaware corporation, is the managing general partner of Dolphin Offshore Partners, L.P. Peter E. Salas is the President, sole shareholder and controlling person of Dolphin Mgmt. Services, Inc. Peter Salas is a U.S. citizen.

Dolphin Offshore Partners, L.P., Dolphin Mgmt. Services, Inc. and Peter E. Salas each may be deemed to beneficially own an aggregate of 561,712 shares of common stock. Dolphin Offshore Partners, L.P., Dolphin Mgmt. Services, Inc. and Peter E. Salas each may be deemed to have shared voting power and shared dispositive power, of all such shares of common stock.

(4)	We relied, in part, on a Schedule 13D/A filed jointly with the SEC on February 24, 2025 by Sandra F. Pessin, Brian L. Pessin and Norman H. Pessin. Mr. Norman H. Pessin and Mrs. Sandra F. Pessin are married and considered to beneficially hold each other’s shares. Ms. Sandra F. Pessin owns 477,361 shares, for which she has sole voting and dispositive power, Mr. Norman Pessin owns 151,4663 shares, for which he has sole voting and dispositive power, and Mr. Brian Pessin owns 481,229 shares, for which he had sole voting and dispositive power, for a combined beneficial ownership of 1,110,056 shares. Norman and Sandra Pessin are the parents of Brian Pessin.

(5)	We relied, in part, on a Form 4 filed with the SEC on February 25, 2025 by Mr. Woodward, and on a Schedule 13D/A jointly filed with the SEC on November 3, 2015 by MHW Partners, L.P., MHW Capital, LLC, MHW Capital Management, LLC for this information.

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

MHW Partners, L.P. beneficially owns 327,171 shares of common stock. Mr. Woodward owns 15,464 shares and holds 135,000 shares that may be acquired upon the exercise of outstanding stock options, of which 127,500 have vested with 7,500 shares vesting on September 29, 2025 for services during April – September of 2025.

(6)	We relied, in part, on a Schedule 13G filed with the SEC on May 14, 2025 by Needham Investment Management L.L.C., Needham Asset Management, LLC, Needham Aggressive Growth Fund and George A. Needham for this information.

Needham Investment Management L.L.C., Needham Asset Management, LLC, Needham Aggressive Growth Fund and George A. Needham in the aggregate beneficially own 700,000 shares of common stock and share the power to vote and direct the disposition of all shares.

Officers and Directors

		Amount of beneficial ownership (2)			Percent of
Name and address of beneficial owner (1)	Nature of beneficial ownership	Shares Owned	Shares – Rights to Acquire	Total Number	Shares Beneficially Owned (3)
Dr. Joseph N. Forkey (4)	Chief Executive Officer, President, Treasurer and Director	142,572	246,666	389,238	4.89%

Peter H. Woodward (5)	Chairman of the Board of Directors	342,635	127,500	470,135	6.09%

Buell G. Duncan (6)	Director	0	30,000	30,000	*

Andrew J. Miclot (7)	Director	0	99,998	99,998	1.28%

Joseph Pellegrino (8)	Director	0	30,000	30,000	*

Wayne M. Coll (9)	Chief Financial Officer, Secretary	8,878	16,666	25,544	*

Mahesh Lawande (10)	Chief Operating Officer	1,726	40,000	41,726	*

All directors and executive officers as a group		480,347	614,997	1,095,344	13.92%

* Percentage of shares beneficially owned does not exceed one percent of issued and outstanding shares of stock.

_______________________

(1)	Unless otherwise stated, the address of each beneficial owners listed on the table is c/o Precision Optics Corporation, Inc., 22 East Broadway, Gardner, MA 01440.

(2)	Represents shares with respect to which each beneficial owner listed has or will have, upon acquisition of such shares upon exercise or conversion of options, warrants, conversion privileges or other rights exercisable within 60 sixty days, sole voting and investment power.

(3)	As of June 30, 2025, there were 7,714,701 shares of our common stock issued and outstanding. Percentages are calculated on the basis of the amount of issued and outstanding common stock plus, for each person or group, any securities that such person or group has the right to acquire within 60 days of June 30, 2025 pursuant to options, warrants, conversion privileges or other rights.

(4)	Dr. Forkey is a member of our Board of Directors and serves as our Chief Executive Officer, President and Treasurer. Dr. Forkey’s beneficial ownership consists of (a) 142,572 shares of common stock, and (b) 246,666 shares of common stock that may be acquired upon the exercise of outstanding stock options. On March 19, 2025, Dr. Forkey was granted 200,000 options ,with 80,000 shares vesting on the grant date and the remaining 120,000 shares with annual vesting in three equal installments on March 19, 2026, March 19, 2027, and March 19, 2028, subject to his remaining in the continuous employment of the Company through such applicable date.

(5)	Mr. Peter Woodward is the Chairman of our Board of Directors. Mr. Woodward’s beneficial ownership consists of (a) 327,171 shares of common stock held through MHW Partners, L.P., (b) 15,464 shares held by Mr. Woodward and (c) options to purchase 127,500 shares exercisable within sixty days of June 30, 2025. Mr. Woodward also owns options to purchase 7,500 shares vesting on September 29, 2025 for services during July – September of 2025.

(6)	Mr. Duncan was appointed to the Board on February 28, 2025, and did not own any shares in the Company as of his appointment. On March 19, Mr. Duncan was awarded a stock option to purchase 30,000 shares of Common Stock at an exercise price of $4.71, with all of the underlying shares vested as of the date of grant, as a one-time grant for joining the Board of Directors and (ii) a stock option to purchase 15,000 shares of Common Stock at an exercise price of $4.71, with 7,500 of the underlying shares vesting on on September 29, 2025, for services during July – September of 2025.

(7)	Mr. Miclot is a member of our Board of Directors. Mr. Miclot’s beneficial ownership consists of 99,998 shares of common stock that may be acquired upon the exercise of outstanding stock options within sixty days of June 30, 2025. Mr. Miclot also has options to purchase 7,500 shares vesting on September 29, 2025 for services during July – September of 2025.

(8)	Mr. Pellegrino was appointed to the Board on March 19, 2025, and did not own any shares in the Company as of his appointment. On March 19, 2025, Mr. Duncan was awarded a stock option to purchase 30,000 shares of Common Stock at an exercise price of $4.71, with all of the underlying shares vested as of the date of grant, as a one-time grant for joining the Board of Directors and (ii) a stock option to purchase 15,000 shares of Common Stock at an exercise price of $4.71, with 7,500 of the underlying shares vesting on September 29, 2025, for services during July – September of 2025.

(9)	Mr. Coll is our Chief Financial Officer and Secretary effective June 12, 2023. Mr. Coll’s beneficial ownership consists of (a) 8,878 shares of common stock and (b) 33,333 shares of common stock that may be acquired upon the exercise of outstanding stock options within sixty days of June 30, 2025. Mr. Coll also owns options to purchase 16,667 shares vesting on June 12, 2026, 25,000 shares vesting on March 19, 2026 and 25,000 shares vesting on March 19, 2027.

(10)	Mr. Lawande is our Chief Operating Officer effective April 24, 2023. Mr. Lawande’s beneficial ownership consists of (a) 1,726 shares of common stock and (b) 40,000 shares of common stock that may be acquired upon the exercise of outstanding stock options within sixty days of June 30, 2025. Mr. Lawande also owns option to purchase 20,000 shares vesting on April 24, 2026, 20,000 shares vesting on March 19, 2026 and 20,000 shares vesting on March 19, 2027. As Mr. Lawande’s last day of employment with the Company will be October 31, 2025, the option to purchase up of 40,000 shares will not vest and will be forfeited

As of June 30, 2024 and June 30, 2025, there were no arrangements among our beneficial owners, known to management, which may result in a change in control of our Company.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information regarding our equity compensation plans at June 30, 2025:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	876,091	5.46	57,242
Equity compensation plans not approved by security holders (1)	747,485	4.13	–
Total	1,623,576	4.85	57,242

(1)     Consists of stock options issued under the 2021 Equity Incentive Plan, as further described below.

2021 Equity Incentive Plan

The Precision Optics Corporation, Inc. 2021 Equity Incentive Plan, referred to as the 2021 Plan, was adopted by our Board of Directors on May 10, 2021. The 2021 Plan allows for the granting of stock options and other equity incentive instruments to selected employees, directors and other persons who provide services to us or our affiliates for up to a total of 1,000,000 shares of the Company’s common stock. In connection therewith, we filed a registration statement on Form S-8 to register the 1,000,000 shares of common stock. Grants may no longer be issued under this plan.

2022 Equity Incentive Plan

The Precision Optics Corporation, Inc. 2022 Equity Incentive Plan, referred to as the 2022 Plan, was adopted by our Board of Directors on February 10, 2022, and approved by our stockholders on April 8, 2022. The 2022 Plan allows for the granting of stock options and other equity incentive instruments to selected employees, directors and other persons who provide services to us or our affiliates for up to a total of 333,333 shares of the Company’s common stock, which total may be increased annually without a further vote of stockholders in an amount determined by our Board of directors, but not to exceed 5% of the number of outstanding shares of common stock on the last day of the immediately preceding year. As permitted by the Plan, the Board of Directors on September 20, 2023, February 7, 2025 and again on August 12, 2025, approved an amendment increasing the number of shares that may be issued under the 2022 Plan by 300,000 shares, 300,000 shares and 385,000 shares, in each instance. In connection therewith, we filed a registration statement on Form S-8 covering 633,333 shares of Common Stock issuable under the 2022 Plan on October 26, 2023, and a registration statement on Form S-8 covering 300,000 shares of Common Stock issuable under the 2022 Plan on March 19, 2025. We expect to file an additional registration statement on Form S-8 covering the 385,000 shares of Common Stock recently approved by the Board under the 2022 Plan.

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

Our board of directors undertook a review of the composition of our board of directors and its committees and the independence of each director. Based upon information requested from and provided by each director concerning his or her background, employment and affiliations, including family relationships, our board of directors has determined that Messrs. Woodward, Duncan, and Pellegrino are independent as defined under the Nasdaq Rules.

ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES.

Stowe & Degon LLC has audited our financial statements since 2008. The aggregate fees billed to us for professional accounting services, including the audit of our annual consolidated financial statements by our independent registered public accounting firm for the years ended June 30, 2025 and 2024, are set forth in the table below.

	Year Ended June 30,
	2025	2024
Audit fees	$158,096	$144,090
Audit Related Fees	–	–
Tax fees	11,900	11,500
Other fees	3,850	10,430
Total fees	$173,746	$166,020

For purposes of the preceding table, the professional fees are classified as follows:

Audit Fees. Audit fees for fiscal year 2025 are comprised of fees for professional services performed for the audit of our annual financial statements and review of our quarterly financial statements of $151,500 including direct out-of-pocket expenses in the amount of $6,496. Audit fees for fiscal year 2024 are comprised of fees for professional services performed for the audit of our annual financial statements and review of our quarterly financial statements of $140,000 including direct out-of-pocket expenses in the amount of $4,090.

Audit-related Fees. Audit-related fees are comprised of fees for assurance and related attestation services that are reasonably related to the performance of the audit of our annual financial statements, or the review thereof, and fees for due diligence services.

Tax Fees: Tax fees for fiscal 2025 and 2024 are comprised of fees for professional services performed with respect to corporate tax compliance, tax return preparation and filing, tax planning and tax advice.

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

PART IV

ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	Documents filed as part of this Annual Report.

(1)	Financial Statements. See Index to the Consolidated Financial Statements, which appear on the Original 10-K. The consolidated financial statements listed in the accompanying Index to the Consolidated Financial Statements are filed therewith in response to this Item.

(2)	Financial Statements Schedules. All schedules are omitted because they are not applicable or because the required information is contained in the financial statements or notes included in this report.

(b)	The exhibits listed in Part IV, Item 15(b) of the Original 10-K and the exhibits listed below are filed with, or incorporated by reference into, this report.

Exhibit	Description

31.3	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRECISION OPTICS CORPORATION, INC.

By:	/s/ Wayne M. Coll
Wayne M. Coll Chief Financial Officer (Principal Financial and Accounting Officer)

Date: October 28, 2025

