Form 10-Q
period 2025-09-30
PRECISION OPTICS CORPORATION, INC.
filed 2025-11-13
CIK 867840

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

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

The number of shares outstanding of the issuer’s common stock, par value $0.01 per share, at November 12, 2025 was 7,714,701 shares.

PRECISION OPTICS CORPORATION, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

PRECISION OPTICS CORPORATION, INC.

BALANCE SHEETS

(UNAUDITED)

	September 30,	June 30,
	2025	2025
ASSETS
Current Assets:
Cash and cash equivalents	$1,392,105	$1,773,735
Accounts receivable, net of allowance for credit losses of $63,804 at September 30, 2025 and $80,192 at June 30, 2025	4,187,933	4,336,730
Inventories, net	3,880,308	3,562,112
Prepaid expenses	399,630	385,390
Total current assets	9,859,976	10,057,967

Fixed Assets:
Machinery and equipment	3,406,046	3,385,958
Leasehold improvements	1,240,705	871,356
Furniture and fixtures	564,944	538,428
	5,211,695	4,795,742
Less—accumulated depreciation and amortization	4,250,817	4,261,950
Net fixed assets	960,878	533,792

Operating lease right-to-use asset	2,513,607	141,825
Patents, net	226,259	232,493
Goodwill	8,824,210	8,824,210
Total other assets	11,564,076	9,198,528
TOTAL ASSETS	$22,384,930	$19,790,287

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of capital lease obligation	$18,383	$27,368
Current maturities of long-term debt	577,898	577,898
Accounts payable	4,008,335	2,909,100
Contract liabilities	2,030,772	1,821,929
Accrued compensation and other	899,566	764,004
Current portion of operating lease liability	82,341	50,995
Total current liabilities	7,617,295	6,151,294

Long-term debt, net of current maturities	1,144,730	1,289,205
Operating lease liability, net of current portion	2,699,462	90,954
Total liabilities	11,461,487	7,531,453

Stockholders’ Equity:
Common stock, $0.01 par value: 50,000,000 shares authorized; issued and outstanding – 7,714,701 shares at September 30, 2025 and June 30, 2025	77,147	77,147
Additional paid-in capital	69,453,956	69,152,317
Accumulated deficit	(58,607,660)	(56,970,630)
Total stockholders’ equity	10,923,443	12,258,834

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$22,384,930	$19,790,287

The accompanying notes are an integral part of these interim financial statements.

PRECISION OPTICS CORPORATION, INC.

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED

SEPTEMBER 30, 2025 AND 2024

(UNAUDITED)

	Three Months Ended September 30,
	2025	2024
Revenues	$6,680,823	$4,197,053

Cost of Goods Sold	5,734,465	3,079,723
Gross Profit	946,358	1,117,330

Research and Development Expenses	311,840	400,659
Selling, General and Administrative Expenses	2,229,773	1,963,612
Total Operating Expenses	2,541,613	2,364,271

Operating Loss	(1,595,255)	(1,246,941)

Interest Expense	(41,775)	(64,306)

Net Loss	$(1,637,030)	$(1,311,247)

Loss Per Share:
Basic & Fully Diluted	$(0.21)	$(0.21)

Weighted Average Common Shares Outstanding:
Basic & Fully Diluted	7,714,701	6,216,630

The accompanying notes are an integral part of these interim financial statements.

PRECISION OPTICS CORPORATION, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED

sEPTEMBER 30, 2025 AND 2024

(UNAUDITED)

	Three Month Period Ended September 30, 2025
	Number of Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity

Balance, July 1, 2025	7,714,701	$77,147	$69,152,317	$(56,970,630)	$12,258,834
Stock-based compensation	–	–	301,639	–	301,639
Net loss	–	–	–	(1,637,030)	(1,637,030)
Balance, September 30, 2025	7,714,701	$77,147	$69,453,956	$(58,607,660)	$10,923,443

	Three Month Period Ended September 30, 2024
	Number of Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity

Balance, July 1, 2024	6,073,939	$60,739	$61,197,433	$(51,190,384)	$10,067,788
Issuance of common stock in registered direct offering	265,868	2,659	1,201,883	–	1,204,542
Proceeds from exercise of stock option	10,363	104	26,896	–	27,000
Stock-based compensation	–	–	149,364	–	149,364
Net loss	–	–	–	(1,311,247)	(1,311,247)
Balance, September 30, 2024	6,350,170	$63,502	$62,575,576	$(52,501,631)	$10,137,447

The accompanying notes are an integral part of these interim financial statements.

PRECISION OPTICS CORPORATION, INC.

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED

September 30, 2025 AND 2024

(UNAUDITED)

	Three Months Ended September 30,
	2025	2024
Cash Flows from Operating Activities:
Net Loss	$(1,637,030)	$(1,311,247)
Adjustments to reconcile net loss to net cash used in operating activities -
Depreciation and amortization	65,181	48,290
Stock-based compensation expense	301,639	149,364
Non-cash interest expense	4,608	4,376
Non-cash operating lease expense	49,322	–
Loss on disposal of fixed assets	34,506	–
Changes in operating assets and liabilities -
Accounts receivable, net	148,797	421,896
Inventories, net	(318,196)	(592,521)
Prepaid expenses	(14,240)	10,889
Accounts payable	1,099,235	746,038
Contract liabilities	208,843	(65,804)
Accrued compensation and other	135,562	270,097
Net cash provided by (used in) operating activities	78,227	(318,622)

Cash Flows from Investing Activities:
Purchases of fixed assets	(304,731)	(24,349)
Proceeds from sale of fixed assets	3,000	–
Additional patent costs	(58)	(3,750)
Net cash used in investing activities	(301,789)	(28,099)

Cash Flows from Financing Activities:
Payments of capital lease obligations	(8,985)	(11,212)
Payments of long-term debt	(149,083)	(128,315)
Payment of debt modification costs	–	(15,000)
Payment on revolving line of credit	–	(500,000)
Proceeds from registered direct sale of common stock, net	–	1,204,542
Gross proceeds from the exercise of stock options	–	27,000
Net cash provided by (used in) financing activities	(158,068)	577,015

Net increase(decrease) in cash and cash equivalents	(381,630)	230,294
Cash and cash equivalents, beginning of period	1,773,735	405,278

Cash and cash equivalents, end of period	$1,392,105	$635,572

Supplemental disclosure of cash flow information:
Operating right-of-use assets obtained in exchange for operating lease liabilities	$2,632,584	$–
Lease improvements financed by landlord	$218,750	$–

The accompanying notes are an integral part of these interim financial statements.

PRECISION OPTICS CORPORATION, INC.

NOTES TO INTERIM FINANCIAL STATEMENTS (UNAUDITED)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Operations

These financial statements have been prepared by the Company, without audit, and reflect normal recurring adjustments which, in the opinion of management, are necessary for a fair statement of the results of the first three months of the Company’s fiscal year 2026. These financial statements do not include all disclosures associated with annual financial statements and, accordingly, should be read in conjunction with footnotes contained in the Company’s financial statements for the year ended June 30, 2025, together with the Report of Independent Registered Public Accounting Firm filed under cover of the Company’s 2025 Annual Report on Form 10-K, filed with the Securities and Exchange Commission on September 29, 2025, as amended by Amendment No. 1 on Form 10-K/A filed with the Securities and Exchange Commission on October 28, 2025.

Use of Estimates

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

Income (Loss) Per Share

Basic income (loss) per share is computed by dividing net income or net loss by the weighted average number of shares of common stock outstanding during the period. Diluted income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period, plus the number of potentially dilutive securities outstanding during the period such as stock options. For the three months ended September 30, 2025 and 2024, potentially dilutive securities outstanding have been excluded from the computations of weighted-average shares outstanding because such securities have an antidilutive impact due to the net loss reported during those periods. The number of shares issuable upon the exercise of outstanding stock options that were excluded from the computation of fully dilutive weighted average shares outstanding was approximately 1,623,576 for the three months ended September 30, 2025 and 1,329,236 for the three months ended September 30, 2024.

The following is the calculation of income (loss) per share for the three months ended September 30, 2025 and 2024:

	Three Months Ended September 30,
	2025	2024
Net Income (Loss) Basic and Fully Diluted	$(1,637,030)	$(1,311,247)

Weighted Average Shares Outstanding
Basic & Fully Diluted	7,714,701	6,216,630

Loss Per Share – Basic & Fully Diluted	$(0.21)	(0.21)

Significant Customers and Concentration of Credit Risk

Financial instruments that subject the Company to credit risk consist primarily of cash equivalents and trade accounts receivable. The Company places its investments with highly rated financial institutions. The Company has not experienced any losses on these investments to date.

The allowance for credit losses was $63,804 at September 30, 2025, and $103,224 at September 30, 2024.

	Three Months Ended September 30,
	2025	2024
Allowance for credit losses, beginning of period	$80,192	$118,872
Change in the provision for expected credit losses	(16,388)	(15,648)
Allowance for credit losses, end of period	$63,804	$103,224

During the three months ended September 30, 2025, the Company decreased the credit loss reserve. Management believes the allowance for credit losses, which is established based upon review of specific account balances and historical experience, is adequate at September 30, 2025.

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

Segment Reporting

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in making decisions about how to allocate resources and assess performance. The Company’s chief decision-maker is its Chief Executive Officer. To date, the Company has viewed its operations and manages its business as principally one segment. The chief operating decision maker assesses performance for the single reporting segment and decides how to allocate resources based on revenues, gross profit, and net income (loss) that also is reported on the income statement as revenues, gross profit, and net income (loss). The measure of segment assets is reported on the balance sheet as total assets.

Goodwill and Patents

Long-lived assets such as goodwill and patents are capitalized when acquired and reviewed for impairment whenever events or changes in circumstances indicate that the book value of the asset may not be recoverable. Impairment of the carrying value of long-lived assets such as goodwill and patents would be indicated if the best estimate of future undiscounted cash flows expected to be generated by the asset grouping is less than its carrying value. If an impairment is indicated, any loss is measured as the difference between estimated fair value and carrying value and is recognized in operating income or loss. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. No such impairments of goodwill or patents have been estimated by management as of September 30, 2025. Amortization expense for the three months ended September 30, 2025 and 2024 was $6,292 and $0, respectively.

2.	INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out) or market and consisted of the following:

	September 30, 2025	June 30, 2025
Raw Materials	$1,945,891	$1,799,624
Work-In-Progress	576,042	598,720
Finished Goods	1,358,375	1,163,768
Total Inventories	$3,880,308	$3,562,112

3.	BANK FINANCING ACTIVITIES

Bank Line of Credit

On October 4, 2021, the Company entered into a Loan Agreement with Main Street Bank of Marlborough, Massachusetts (the “Lender”), which provided for a $2,600,000 Term Loan and a $250,000 Revolving Line of Credit Loan Facility (the “Revolver”), which was increased to $500,000 effective May 17, 2022, and $1,250,000 effective June 2, 2023. Borrowings under the Revolver are limited by the borrowing base comprised of a percentage of accounts receivable and inventory and secured by all assets of the Company. Borrowings under the Revolver bear interest payable monthly at the prime lending rate plus 1.5% per annum and shall not be less than 4.75% per annum. Borrowings under the Revolver are due upon demand. There were no borrowings under the Revolver at September 30, 2025.

The Company’s Loan Agreement with the Lender contains a minimum annual debt service coverage ratio covenant of 1.2x. The Company did not meet this annual debt service coverage ratio for the fiscal year ended June 30, 2024. The Company’s Lender has agreed to waive compliance with such debt service ratio covenant for the period ending June 30, 2024. In addition to such waiver, the Lender and the Company have entered into an amendment dated September 30, 2024 to that certain Term Loan dated October 4, 2021, as amended and that certain Promissory Note dated June 2, 2023 (collectively, the “Notes”) which amendments provide for a six-month period of interest only payments from October 15, 2024 through March 15, 2025 for the Notes. The Company commenced payments of principal and interest under the Notes beginning with the payments due on April 15, 2025, with a new amortization schedule for the remaining term for such Notes through their maturity date. On February 14, 2025, the Lender agreed to waive compliance with the annual debt service coverage ratio covenant for the fiscal year ending June 30, 2025, subject to a $30,000 waiver fee and the completion of an equity raise of at least $4,500,000 by February 24, 2025, which the Company satisfied on February 21, 2025. Any future advances are contingent on the Company achieving a minimum Debt Service Coverage ratio of 1.20x based on quarterly testing, which the Company was not in compliance with as of September 30, 2025.

There were no other changes to or modifications to the Loan Agreement or the Notes.

Long-Term Debt

Long-term debt consists of the following at September 30, 2025:

Amount
Term Loan Note payable to Main Street Bank with monthly principal payments of $35,271, excluding six months in Fiscal 2025, plus interest at a fixed rate of 7.0% per annum. Secured by all assets of the Company, and subject to certain periodic reporting to the bank and other conditions including an annual minimum EBITDA plus stock-based compensation to debt service coverage ratio of 1.20:1 commencing with the fiscal year ending June 30, 2023. The Term Loan Note matures on October 15, 2028.	$1,305,039

Permanent Working Capital Loan payable to Main Street Bank with monthly principal payments of $14,423, excluding six months in Fiscal 2025, plus interest at a fixed rate of 8.625% per annum. Secured by all assets of the Company, and subject to certain periodic reporting to the bank and other conditions including an annual minimum EBITDA plus stock-based compensation to debt service coverage ratio of 1.20:1 commencing with the fiscal year ending June 30, 2023. The Permanent Working Capital Loan matures on June 15, 2028.	475,962

Less current maturities	(577,898)
Less debt issuance and modification costs, net of accumulated amortization of $34,364	(58,373)
Long-term debt, net of current maturities and debt issuance costs	$1,144,730

At September 30, 2025 principal payments due on the Term Loan Note payable are as follows:

Fiscal Year Ending June 30:
2026	$447,250
2027	596,333
2028	596,333
2029	141,085
$1,781,001

4.	LEASE OBLIGATIONS

In March 2021 the Company entered into a five-year capital lease in the amount of $161,977 and in January 2020, the Company entered into a five-year capital lease for $47,750, both for manufacturing equipment. The net book value of fixed assets under capital lease obligations as of September 30, 2025 is $18,383.

On July 1, 2019 the Company entered into a three-year operating lease for its facility in El Paso, Texas, and in February 2022 the Company entered into an extension of the lease for an additional three years through June 2025. In May 2025, this lease was extended for an additional three years through May 2028. Remaining minimum lease payments at September 30, 2025 total $135,724. Total lease costs including base rent and common area expenses was $20,052 and $16,340 during the three months ending September 30, 2025 and 2024, respectively. Included in the accompanying balance sheet at September 30, 2025 is a right-of-use asset of $123,817 and current and long-term operating lease liabilities of $40,410 and $83,779, respectively.

On May 15, 2025 the Company entered into a eight-year lease in South Portland, Maine with two five-year extension options. Remaining minimum lease payments at September 30, 2025 total $1,112,387. Total lease costs including base rent and common area expenses was $32,661 during the three months ending September 30, 2025. The amount of variable lease payments is immaterial. Included in the accompanying balance sheet at September 30, 2025 is a right-of-use asset of $554,786 and current and long-term operating lease liabilities of $31,402 and $760,751, respectively. The applicable discount rate utilized for this lease at commencement was 9.0%.

On June 2, 2025 the Company entered into a seven-year operating lease in Littleton, Massachusetts with two five-year extension options.

Remaining minimum lease payments at September 30, 2025 total $2,588,721. Total lease costs including base rent and common area expenses was $30,456 during the three months ending September 30, 2025. The amount of variable lease payments is immaterial. Included in the accompanying balance sheet at September 30, 2025 is a right-of-use asset of $1,835,004 and current and long-term operating lease liabilities of $10,529 and $1,854,932, respectively. The applicable discount rate utilized for this lease at commencement was 9.0%.

At September 30, 2025 future minimum lease payments under the capital lease and operating lease obligations are as follows:

Fiscal Year Ending June 30:	Capital Leases	Operating Leases
2026	$18,669	$197,123
2027	–	555,198
2028	–	567,327
2029	–	535,107
2030	–	551,240
2031 and thereafter	–	1,434,940
Total Minimum Payments	18,669	3,840,935
Less: amount representing interest	286	1,059,132
Present value of minimum lease payments	18,383	2,781,803
Less: current portion	18,383	82,341
Future minimum long-term lease liability	$–	$2,699,462

The Company’s four facilities in Gardner, Massachusetts which are used for offices, production and storage spaces are leased primarily on a tenant-at-will basis. Rent expense on these operating leases was $57,884 and $51,797 for the three months ended September 30, 2025 and 2024, respectively.

5.	STOCK-BASED COMPENSATION

Stock Options

The following table summarizes stock-based compensation expense for the three months ended September 30, 2025 and 2024.

	Three Months Ended September 30,
	2025	2024
Cost of Goods Sold	$31,069	$39,226
Selling, General and Administrative	270,570	110,138
Stock Based Compensation Expense	$301,639	$149,364

No compensation has been capitalized because such amounts would have been immaterial.

The following tables summarize stock option activity for the three months ended September 30, 2025:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Life
Outstanding at June 30, 2025	1,623,576	$4.85	7.15 years
Exercised	–	–	–
Cancelled, forfeited, or expired	–	–	–
Outstanding at September 30, 2025	1,623,576	$4.85	6.90 years

The aggregate intrinsic value of the Company’s in-the-money outstanding and exercisable options as of September 30, 2025 were $544,793 and $544,793, respectively.

6.	REVENUE RECOGNITION

The Company determines revenue recognition for arrangements that we determine are within the scope of Accounting Standards Codification Topic 606, “Revenue from Contracts with Customers,” or ASC 606, by performing the following five steps: (i) identify the contract with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when, or as, the Company satisfies the performance obligations. At contract inception, once the contract is determined to be within the scope of ASC 606, the Company assesses the goods or services promised within the contract and determine those that are performance obligations and assesses whether each promised good or service is distinct based on the contract.

The Company disaggregates revenues by product and service types as it believes best depicts how the nature, amount, timing and uncertainty of revenues and cash flows are affected by economic factors. Revenues are comprised of the following for the three months ended September 30, 2025 and 2024:

	Three Months Ended September 30,
	2025	2024
Engineering Design Services	$656,101	$1,613,901
Systems Manufacturing	4,866,706	1,225,178
Micro Optics Lab	100,376	428,157
Ross Optical Industries	1,057,640	929,817
Total Revenues	$6,680,823	$4,197,053

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

Systems Manufacturing, Micro Optics Laboratory, Ross Optical Industries

The Company provides fixed price quotations to its customers and requires purchase orders for items manufactured and distributed through the Systems Manufacturing, Micro Optics Laboratory and Ross Optical Industries business units. Revenue is recognized at the time title passes to the customer based on the Company’s review of the customer contract, generally at the time of shipment from the Company’s facilities. Occasionally the Company may enter into “bill and hold” contractual arrangements where title is held by its customers while goods are stored at the Company’s facilities for the customer’s convenience.

Contract Assets and Liabilities

The nature of the Company’s products and services does not generally give rise to contract assets as it typically does not incur costs to fulfill a contract before a product or service is provided to a customer. The Company’s costs to obtain contracts are typically in the form of sales commissions paid to employees. The Company has elected to expense sales commissions associated with obtaining a contract as incurred as the amortization period is generally less than one year. These costs have been recorded in selling, general and administrative expenses. As of September 30, 2025, there were no contract assets recorded in the Company’s Balance Sheets.

The Company’s contract liabilities arise from unearned revenue received from customers at inception of contracts or where the timing of billing for services precedes satisfaction of our performance obligations. The Company generally satisfies performance obligations within one year from the contract’s inception date.

Contract liabilities, which are recorded in the Company’s Balance Sheets, and unearned revenue are comprised of the following:

	Three Months Ended September 30,
	2025	2024
Contract liabilities, beginning of period	$1,821,929	$1,172,350
Unearned revenue received from customers	1,130,915	471,617
Revenue recognized	(922,072)	(537,421)
Contract liabilities, end of period	$2,030,772	$1,106,546

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and notes to those statements included elsewhere in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2025 and with our audited financial statements for the year ended June 30, 2025 included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on September 29, 2025, as amended by Amendment No. 1 on Form 10-K/A filed with the Securities and Exchange Commission on October 28, 2025.

This Quarterly Report on Form 10-Q contains forward-looking statements. When used in this report, the words "anticipate," "suggest," "estimate," "plan," "project," "continue," "ongoing," "potential," "expect," "predict," "believe," "intend," "may," "will," "should," "could," "would" and similar expressions are intended to identify forward-looking statements. You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including the risks described in this report, the risks described in our Annual Report on Form 10-K for the year ended June 30, 2025, as amended by Amendment No. 1 on Form 10-K/A filed with the Securities and Exchange Commission on October 28, 2025, and other reports we file with the Securities and Exchange Commission. Although we believe the expectations reflected in the forward-looking statements are reasonable, they relate only to events as of the date on which the statements are made. We do not intend to update any of the forward-looking statements after the date of this report to conform these statements to actual results or to changes in our expectations, except as required by law.

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

Our website is www.poci.com. The information contained on our websites does not constitute part of this report.

General

This management’s discussion and analysis of financial condition and results of operations is based upon our unaudited financial statements, which have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions and any such differences may be material.

Critical Accounting Policies and Estimates

There have been no significant changes in our critical accounting policies as disclosed in the Notes to our Financial Statements contained in our Annual Report on Form 10-K for the year ended June 30, 2025 filed with the Securities and Exchange Commission on September 29, 2025, as amended by Amendment No. 1 on Form 10-K/A filed with the Securities and Exchange Commission on October 28, 2025.

Results of Operations

Revenue

	Three Months Ended September 30,
	2025	Percent of Sales	2024	Percent of Sales	Increase (Decrease)	Percent Change
Engineering Design Services	656,101	9.8	1,613,901	38.4	(957,800)	(59.3)
Systems Manufacturing	4,866,706	72.9	1,225,178	29.2	3,641,528	297.3
MicroOptics Lab	100,376	1.5	428,157	10.2	(327,781)	(76.5)
Ross Optical Industries	1,057,640	15.8	929,817	22.2	127,823	13.7
Total Revenues	6,680,823	100.0	4,197,053	100.0	2,483,770	59.2

Total revenues for the quarter ending September 30, 2025 were $6,680,823, as compared to $4,197,053 for the same period in the prior year, an increase of $2,483,770. Revenue from Engineering Design Services decreased 59.3% during the quarter ending September 30, 2025 from the prior year period ending September 30, 2024. During the quarter ending September 30, 2025 revenue decreases in the engineering category resulted from decreased demand for services, primarily from the transfer of our single-use cystoscope program from Engineering Design Services to Systems Manufacturing. Engineering revenue was lower due to the completion of product development engagements in the prior year and delayed revenue opportunities within the product development pipeline for the current quarter.

Revenue from Systems Manufacturing increased nearly 300% during the quarter ending September 30, 2025 from the same period in the prior year, due primarily to significant increases in customer demand and the resultant scaling of manufacturing capabilities.

Revenue from the MicroOptics Lab decreased 76.5% during the quarter ending September 30, 2025 from the same period in the prior year, primarily due to delays in receiving new production orders from our defense customer.

Revenue from Ross Optical Industries increased 13.7% during the quarter ending September 30, 2025 from the same period in the prior year. We believe the increase is attributable to the inability of our customers to continue to postpone deliveries that had previously been delayed due to the introduction of new tariffs and the resultant uncertainty.

Gross Profit

Gross margin decreased to 14.2% during the quarter ending September 30, 2025, compared to 26.6% for the quarter ending September 30, 2024. Gross profit decreased to $946,358 during the three months ending September 30, 2025, compared to $1,117,330 for the three months ending September 30, 2024. The primary factors for the decrease in gross profit include lower utilization of engineering resources for customer-paid engineering, low yields for manufacturing lines producing single-use medical devices, and delays in the reorder for the MicroOptics Lab.

Research & Development

R&D expenses decreased $88,819 to $311,840 during the quarter ending September 30, 2025, compared to $400,659 during the quarter ending September 30, 2024. R&D expenses for the period represent employee-related expenses to support product improvements, the development of new technologies and standardized approaches to address the opportunities for an evolving single-use medical device environment.

Selling, General and Administrative Expenses

SG&A expenses increased $266,161, or 13.6% to $2,229,773 during the three months ended September 30, 2025, compared to $1,963,612 during the three months ended September 30, 2024. The increase in SG&A for the three-month period was primarily due to increased stock compensation, severance, and consulting expenses.

Liquidity and Capital Resources

Based on our current plans and business conditions, management believes that the Company’s available cash and cash equivalents, the cash generated from operations, the eventual availability of our line of credit, and our ability to raise funds in the capital markets will be sufficient to provide for the Company’s working capital and capital expenditure requirements for at least 12 months from the date of this filing. However, our cash on hand and cash generated solely from operations may be insufficient to meet working capital needs for such period and we may be required to raise external financing in the short-term.

Net Cash Used in Operating Activities

During the three months ending September 30, 2025, net cash provided by operating activities totaled $78,227 as compared to $318,622 net cash used in operating activities during the three months ending September 30, 2024. The increase in net cash provided by operating activities was primarily due to the increase in accounts payable, stock compensation and inventory during the three months ending September 30, 2025, partially offset by the decrease in accounts receivable and net losses during such period.

Net Cash Used in Investing Activities

During the three months ending September 30, 2025, net cash used in investing activities was $301,789, consisting of purchases of property and equipment and patent costs. During the three months ended September 30, 2024, net cash used in investing activities was $28,099, consisting of purchases of property and equipment and patent costs.

Net Cash Provided by Financing Activities

During the three months ending September 30, 2025, we made payments of $158,068 on term notes and capital leases. During the three months ending September 30, 2024, we made payments of $139,527 on term notes and capital leases, repaid $500,000 on our revolving line of credit and raised a net of $1,204,542 through the issuance of new shares in a registered direct common stock offering.

Indebtedness

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

The Company’s Loan Agreement with the Lender contains a minimum annual debt service coverage ratio covenant of 1.2x. As the Company did not meet this annual debt service coverage ratio for the fiscal year ended June 30, 2024, the Company’s Lender had agreed to waive compliance with such debt service ratio covenant for the period ending June 30, 2024. In addition to such waiver, the Lender and the Company entered into an amendment dated September 30, 2024 to that certain Term Loan dated October 4, 2021, as amended and that certain Promissory Note dated June 2, 2023 (collectively, the “Notes”) which amendments provided for a six month period of interest only payments from October 15, 2024 through March 15, 2025 for the Notes. The Company commenced payments of principal and interest under the Notes beginning with the payments due on April 15, 2025, with a new amortization schedule for the remaining term for such Notes through their maturity date. On February 14, 2025, the lender agreed to waive compliance with the annual debt service coverage ratio covenant for the fiscal year ending June 30, 2025, subject to a $30,000 waiver fee and the completion of an equity raise of at least $4,500,000 by February 24, 2025, which the Company satisfied on February 21, 2025. Any future advances are contingent on the Company achieving a minimum Debt Service Coverage ratio of 1.20x based on quarterly testing which the company was not in compliance with as of September 30, 2025. There were no other changes to or modifications to the Loan Agreement or the Notes.

Capital equipment expenditures and additional patent costs during the three months ended September 30, 2025 and in the same period in the prior year were $523,539 and $28,099, respectively.

Contractual cash commitments for the fiscal periods subsequent to September 30, 2025, are summarized as follows:

	Fiscal 2026	Thereafter	Total
Capital lease for equipment, including interest	$18,669	$–	$18,669
Minimum operating lease payments	$197,123	$3,643,812	$3,840,935

We have contractual cash commitments related to open purchase orders as of September 30, 2025 of approximately $7,402,000.

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

Item 4. Controls and Procedures.

Management’s Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer, who is our principal executive officer, and our Chief Financial Officer, who is our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures, including internal control over financial reporting, were effective as of September 30, 2025, to ensure the information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended (i) is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are intended to be designed to provide reasonable assurance that such information is accumulated and communicated to our management.

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

Item 1A. Risk Factors.

For information regarding factors that could affect our results of operations, financial condition and liquidity, refer to the section entitled “Risk Factors” in Part I, Item 1A in our annual report on Form 10-K for the year ended June 30, 2025, as amended on Form 10-K/A. There have been no material changes from the risk factors previously disclosed in our annual report on Form 10-K for the year ended June 30, 2025 as filed with the SEC on September 29, 2025, as amended by Amendment No. 1 on Form 10-K/A filed with the Securities and Exchange Commission on October 28, 2025.

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

Item 6. Exhibits.

Exhibit	Description

10.1	Modification Agreement dated October 2, 2025 by and between Precision Optics Corporation, Inc. and Mahesh Lawande (included as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed October 3, 2025, and incorporated herein by reference).

10.2	Employment Agreement dated September 29, 2025 by and between Precision Optics Corporation, Inc. and Joseph W. Traut (included as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed October 3, 2025, and incorporated herein by reference).

10.3	Non Competition Agreement dated September 29, 2025 by and between Precision Optics Corporation, Inc. and Joseph W. Traut (included as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed October 3, 2025, and incorporated herein by reference).

10.4*	Stock Option Agreement made effective as of October 1, 2025 by and between Precision Optics Corporation, Inc. and Joseph Traut.

31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed Herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRECISION OPTICS CORPORATION, INC.

Date: November 13, 2025	By:	/s/ Joseph N. Forkey
Joseph N. Forkey
Chief Executive Officer (Principal Executive Officer)

Date: November 13, 2025	By:	/s/ Wayne M. Coll
Wayne M. Coll
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

