Form 10-Q
period 2025-12-31
PRECISION OPTICS CORPORATION, INC.
filed 2026-02-17
CIK 867840

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2025

or

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

The number of shares outstanding of the issuer’s common stock, par value $0.01 per share, at February 12, 2026 was 7,720,229 shares.

PRECISION OPTICS CORPORATION, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

PRECISION OPTICS CORPORATION, INC.

BALANCE SHEETS

(UNAUDITED)

	December 31,	June 30,
	2025	2025
ASSETS
Current Assets:
Cash and cash equivalents	$881,486	$1,773,735
Accounts receivable, net of allowance for credit losses of $99,258 at December 31, 2025 and $80,192 at June 30, 2025	4,871,494	4,336,730
Inventories, net	4,264,049	3,562,112
Prepaid expenses	404,448	385,390
Total current assets	10,421,477	10,057,967

Fixed Assets:
Machinery and equipment	3,429,689	3,385,958
Leasehold improvements	1,273,875	871,356
Furniture and fixtures	604,473	538,428
	5,308,037	4,795,742
Less—accumulated depreciation and amortization	4,318,690	4,261,950
Net fixed assets	989,347	533,792

Operating lease right-to-use asset	2,440,552	141,825
Patents, net	219,967	232,493
Goodwill	8,824,210	8,824,210
Total other assets	11,484,729	9,198,528
TOTAL ASSETS	$22,895,553	$19,790,287

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of capital lease obligation	$9,268	$27,368
Current maturities of long-term debt	577,898	577,898
Accounts payable	6,044,688	2,909,100
Contract liabilities	1,976,816	1,821,929
Accrued compensation and other	1,128,356	764,004
Current portion of operating lease liability	213,734	50,995
Total current liabilities	9,950,760	6,151,294

Long-term debt, net of current maturities	1,000,255	1,289,205
Operating lease liability, net of current portion	2,614,804	90,954
Total liabilities	13,565,819	7,531,453

Stockholders’ Equity:
Common stock, $0.01 par value: 50,000,000 shares authorized; issued and outstanding – 7,720,229 shares at December 31, 2025 and 7,714,701 at June 30, 2025	77,202	77,147
Additional paid-in capital	69,640,983	69,152,317
Accumulated deficit	(60,388,451)	(56,970,630)
Total stockholders’ equity	9,329,734	12,258,834

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$22,895,553	$19,790,287

The accompanying notes are an integral part of these interim financial statements.

PRECISION OPTICS CORPORATION, INC.

STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED

DECEMBER 31, 2025 AND 2024

(UNAUDITED)

	Three Months Ended December 31,		Six Months Ended December 31,
	2025	2024	2025	2024
Revenues	$7,367,837	$4,526,907	$14,048,660	$8,723,960

Cost of Goods Sold	7,163,177	3,456,965	12,897,642	6,536,688
Gross Profit	204,660	1,069,942	1,151,018	2,187,272

Research and Development Expenses	249,574	317,747	561,414	718,406

Selling, General and Administrative Expenses	1,697,415	1,662,216	3,927,188	3,625,828

Total Operating Expenses	1,946,989	1,979,963	4,488,602	4,344,234

Operating Income (Loss)	(1,742,329)	(910,021)	(3,337,584)	(2,156,962)

Interest Expense	(38,462)	(59,660)	(80,237)	(123,966)

Net Income (Loss)	$(1,780,791)	$(969,681)	$(3,417,821)	$(2,280,928)

Income (Loss) Per Share:
Basic and Fully Diluted	$(0.23)	$(0.15)	$(0.44)	$(0.36)

Weighted Average Common Shares Outstanding:
Basic and Fully Diluted	7,714,759	6,350,403	7,714,730	6,283,516

The accompanying notes are an integral part of these interim financial statements.

PRECISION OPTICS CORPORATION, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED

DECEMBER 31, 2025 AND 2024

(UNAUDITED)

	Six Month Period Ended December 31, 2025
	Number of Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance, July 1, 2025	7,714,701	$77,147	$69,152,317	$(56,970,630)	$12,258,834
Stock-based compensation	–	–	301,639	–	301,639
Net loss	–	–	–	(1,637,030)	(1,637,030)
Balance, September 30, 2025	7,714,701	77,147	69,453,956	(58,607,660)	10,923,443
Stock-based compensation	–	–	162,082	–	162,082
Issuance of common stock for employee services	5,528	55	24,945	–	25,000
Net loss	–	–	–	(1,780,791)	(1,780,791)
Balance, December 31, 2025	7,720,229	$77,202	$69,640,983	$(60,388,451)	$9,329,734

	Six Month Period Ended December 31, 2024
	Number of Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance, July 1, 2024	6,073,939	$60,739	$61,197,433	$(51,190,384)	$10,067,788
Issuance of common stock in registered direct offering	265,868	2,659	1,201,883	–	1,204,542
Proceeds from exercise of stock option	10,363	104	26,896	–	27,000
Stock-based compensation	–	–	149,364	–	149,364
Net loss	–	–	–	(1,311,247)	(1,311,247)
Balance, September 30, 2024	6,350,170	63,502	62,575,576	(52,501,631)	10,137,447
Stock-based compensation	–	–	278,206	–	278,206
Issuance of common stock for consulting services	5,364	53	29,947	–	30,000
Net loss	–	–	–	(969,681)	(969,681)
Balance, December 31, 2024	6,355,534	$63,555	$62,883,729	$(53,471,312)	$9,475,972

The accompanying notes are an integral part of these interim financial statements.

PRECISION OPTICS CORPORATION, INC.

STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED

DECember 31, 2025 AND 2024

(UNAUDITED)

	Six Months Ended December 31,
	2025	2024
Cash Flows from Operating Activities:
Net Loss	$(3,417,821)	$(2,280,928)
Adjustments to reconcile net loss to net cash used in operating activities -
Depreciation and amortization	139,346	97,486
Stock-based compensation expense	488,721	457,570
Non-cash interest expense	9,216	8,918
Non-cash operating lease expense	169,112	–
Loss on disposal of fixed assets	34,506	–
Changes in operating assets and liabilities -
Accounts receivable, net	(534,764)	39,096
Inventories, net	(701,937)	(979,727)
Prepaid expenses	(19,058)	24,323
Accounts payable	3,135,588	1,340,791
Contract liabilities	154,887	245,583
Accrued compensation and other	364,352	(58,543)
Net cash used in operating activities	(177,852)	(1,105,431)

Cash Flows from Investing Activities:
Purchases of fixed assets	(401,073)	(54,170)
Proceeds from sale of fixed assets	3,000	–
Additional patent costs	(58)	(5,915)
Net cash used in investing activities	(398,131)	(60,085)

Cash Flows from Financing Activities:
Payments of capital lease obligations	(18,100)	(22,590)
Payments of long-term debt	(298,166)	(121,273)
Payment of debt modification costs	–	(15,000)
Payment on revolving line of credit	–	(100,000)
Proceeds from registered direct sale of common stock, net	–	1,204,542
Gross proceeds from the exercise of stock options	–	27,000
Net cash provided by (used in) financing activities	(316,266)	972,679

Net decrease in cash and cash equivalents	(892,249)	(192,837)
Cash and cash equivalents, beginning of period	1,773,735	405,278

Cash and cash equivalents, end of period	$881,486	$212,441

Supplemental disclosure of cash flow information:
Operating right-of-use assets obtained in exchange for operating lease liabilities	$2,632,584	$–
Lease improvements financed by landlord	$218,750	$–
Issuance of common stock for employee services	$25,000	$–

The accompanying notes are an integral part of these interim financial statements.

PRECISION OPTICS CORPORATION, INC.

NOTES TO INTERIM FINANCIAL STATEMENTS (UNAUDITED)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Operations

These financial statements have been prepared by the Company, without audit, and reflect normal recurring adjustments which, in the opinion of management, are necessary for a fair statement of the results of the first six months of the Company’s fiscal year 2026. These financial statements do not include all disclosures associated with annual financial statements and, accordingly, should be read in conjunction with footnotes contained in the Company’s financial statements for the fiscal year ended June 30, 2025, together with the Report of Independent Registered Public Accounting Firm filed under cover of the Company’s 2025 Annual Report on Form 10-K, filed with the Securities and Exchange Commission on September 29, 2025, as amended by Amendment No. 1 on Form 10-K/A filed with the Securities and Exchange Commission on October 28, 2025.

Going Concern and Liquidity

These financial statements have been prepared on a going concern basis, which assumes the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the ability of the Company to obtain necessary equity financing to continue operations and the attainment of profitable operations. Management anticipates that its cash on hand of $0.9 million as of December 31, 2025 is insufficient to fund its planned operations for a period of at least one year from when these consolidated financial statements are issued. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. These unaudited financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

During fiscal 2026 through the issuance date, the Company has taken the following actions, and implemented the following plans, to improve its operational and financial performance and enhance its liquidity and financial condition:

•	Through new leadership and improved accountability and process disciplines implemented throughout the organization, improve manufacturing yields and increase production throughput;
•	Renegotiated pricing and added tariff reimbursement with some of its major manufacturing customers
•	Improved the quality and depth of its product development pipeline;
•	Planned increased utilization of engineering resources and the capabilities of its MicroOptics Laboratory;
•	Planned launch of several maturing development projects into manufacturing in the coming twelve months; and
•	Planned reductions in its cost structure to better align operating expenses with revenue expectations, including headcount rationalization and optimization.

The Company’s ability to meet future anticipated liquidity needs over the next year beyond the issuance date will largely depend on its ability to execute its operational strategy, generate positive cash inflows from operations, maximize its borrowing capacity and secure additional capital.

The Company intends to seek additional funding through one or more of the following: equity offerings, debt financings, government funding, and delay of planned cash outlays. However, the Company’s ability to do so, and on favorable terms, may be affected by general economic, financial and other factors which are beyond its control. There can be no assurance that such events or a combination thereof can be achieved or achieved on favorable terms.

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

Income (Loss) Per Share

Basic income (loss) per share is computed by dividing net income or net loss by the weighted average number of shares of common stock outstanding during the period. Diluted income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period, plus the number of potentially dilutive securities outstanding during the period such as stock options. For the three months and six months ended December 31, 2025, potentially dilutive securities outstanding have been excluded from the computations of weighted-average shares outstanding because such securities have an antidilutive impact due to the net loss reported during those periods. The number of shares issuable upon the exercise of outstanding stock options that were excluded from the computation of fully dilutive weighted average shares outstanding was approximately 1,727,069 for the three and six months ended December 31, 2025.

The following is the calculation of income (loss) per share for the three months and six months ended December 31, 2025 and 2024:

	Three Months Ended December 31,		Six Months Ended December 31,
	2025	2024	2025	2024
Net Income (Loss) Basic and Fully Diluted	$(1,780,791)	$(969,681)	$(3,417,821)	$(2,280,928)

Weighted Average Shares Outstanding
Basic and Fully Diluted	7,714,759	6,350,403	7,714,730	6,283,516

Income (Loss) Per Share – Basic and Fully Diluted	$(0.23)	$(0.15)	$(0.44)	$(0.36)

Significant Customers and Concentration of Credit Risk

Financial instruments that subject the Company to credit risk consist primarily of cash equivalents and trade accounts receivable. The Company places its investments with highly rated financial institutions. The Company has not experienced any losses on these investments to date.

The allowance for credit losses was $99,258 at December 31, 2025, and $121,901 at December 31, 2024.

	Six Months Ended December 31,
	2025	2024
Allowance for credit losses, beginning of period	$80,192	$118,872
Change in the provision for expected credit losses	21,289	10,668
Writeoffs charged against the allowance	(2,223)	(7,639)
Allowance for credit losses, end of period	$99,258	$121,901

During the six months ended December 31, 2025, the Company increased the credit loss reserve by approximately $19,000. Management believes the allowance for credit losses, which is established based upon review of specific account balances and historical experience, is adequate at December 31, 2025.

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

Goodwill and Patents

Long-lived assets such as goodwill and patents are capitalized when acquired and reviewed for impairment whenever events or changes in circumstances indicate that the book value of the asset may not be recoverable. Impairment of the carrying value of long-lived assets such as goodwill and patents would be indicated if the best estimate of future undiscounted cash flows expected to be generated by the asset grouping is less than its carrying value. If an impairment is indicated, any loss is measured as the difference between estimated fair value and carrying value and is recognized in operating income or loss. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. No such impairments of goodwill or patents have been estimated by management as of December 31, 2025. Amortization expense for the six months ended December 31, 2025 and 2024 was $12,584 and $0, respectively.

2.	INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

	December 31, 2025	June 30, 2025
Raw Materials	$2,340,008	$1,799,624
Work-In-Progress	616,391	598,720
Finished Goods	1,307,650	1,163,768
Total Inventories (Net)	$4,264,049	$3,562,112

The inventory reserve was $311,781 and $272,894 at December 31, 2025 and June 2025, respectively.

3.	BANK FINANCING ACTIVITIES

Bank Line of Credit

On October 4, 2021, the Company entered into a Loan Agreement with Main Street Bank of Marlborough, Massachusetts (the “Lender”), which provided for a $2,600,000 Term Loan and a $250,000 Revolving Line of Credit Loan Facility (the “Revolver”), which was increased to $500,000 effective May 17, 2022, and $1,250,000 effective June 2, 2023. Borrowings under the Revolver are limited by the borrowing base comprised of a percentage of accounts receivable and inventory and secured by all assets of the Company. Borrowings under the Revolver bear interest payable monthly at the prime lending rate plus 1.5% per annum and shall not be less than 4.75% per annum. Borrowings under the Revolver are due upon demand. There were no borrowings under the Revolver at December 31, 2025.

The Company’s Loan Agreement with the Lender contains a minimum annual debt service coverage ratio covenant of 1.2x. The Company did not meet this annual debt service coverage ratio for the fiscal year ended June 30, 2024. The Company’s Lender agreed to waive compliance with such debt service ratio covenant for the period ending June 30, 2024. In addition to such waiver, the Lender and the Company entered into an amendment dated September 30, 2024 to that certain Term Loan dated October 4, 2021, as amended and that certain Promissory Note dated June 2, 2023 (collectively, the “Notes”) which amendments provided for a six-month period of interest only payments from October 15, 2024 through March 15, 2025 for the Notes. The Company commenced payments of principal and interest under the Notes beginning with the payments due on April 15, 2025, with a new amortization schedule for the remaining term for such Notes through their maturity date. On February 14, 2025, the Lender agreed to waive compliance with the annual debt service coverage ratio covenant for the fiscal year ending June 30, 2025, subject to a $30,000 waiver fee and the completion of an equity raise of at least $4,500,000 by February 24, 2025, which the Company satisfied on February 21, 2025. Any future advances are contingent on the Company achieving a minimum Debt Service Coverage ratio of 1.20x based on quarterly testing, which the Company was not in compliance with as of December 31, 2025.

There were no other changes to or modifications to the Loan Agreement or the Notes.

Long-Term Debt

Long-term debt consists of the following at December 31, 2025:

Amount
Term Loan Note payable to Main Street Bank with monthly principal payments of $35,271, excluding six months in Fiscal 2025, plus interest at a fixed rate of 7.0% per annum. Secured by all assets of the Company, and subject to certain periodic reporting to the bank and other conditions including an annual minimum EBITDA plus stock-based compensation to debt service coverage ratio of 1.20:1 commencing with the fiscal year ending June 30, 2023. The Term Loan Note matures on October 15, 2028.	$1,199,225

Permanent Working Capital Loan payable to Main Street Bank with monthly principal payments of $14,423, excluding six months in Fiscal 2025, plus interest at a fixed rate of 8.625% per annum. Secured by all assets of the Company, and subject to certain periodic reporting to the bank and other conditions including an annual minimum EBITDA plus stock-based compensation to debt service coverage ratio of 1.20:1 commencing with the fiscal year ending June 30, 2023. The Permanent Working Capital Loan matures on June 15, 2028.	432,692

Less current maturities	(577,898)
Less debt issuance and modification costs, net of accumulated amortization of $38,973	(53,764)
Long-term debt, net of current maturities and debt issuance costs	$1,000,255

At December 31, 2025 principal payments due on the Term Loan Notes payable are as follows:

Fiscal Year Ending June 30:
2026	$298,166
2027	596,333
2028	596,333
2029	141,085
$1,631,917

4.	LEASE OBLIGATIONS

In March 2021 the Company entered into a five-year capital lease in the amount of $161,977 and in January 2020, the Company entered into a five-year capital lease for $47,750, both for manufacturing equipment. The net book value of fixed assets under capital lease obligations as of December 31, 2025 is $9,268.

On July 1, 2019 the Company entered into a three-year operating lease for its facility in El Paso, Texas, and in February 2022 the Company entered into an extension of the lease for an additional three years through June 2025. In May 2025, this lease was extended for an additional three years through May 2028. Remaining minimum lease payments at December 31, 2025 total $123,419. Total lease costs including base rent and common area expenses was $39,329 and $33,281 during the six months ending December 31, 2025 and 2024, respectively. Included in the accompanying balance sheet at December 31, 2025 is a right-of-use asset of $110,371 and current and long-term operating lease liabilities of $42,138 and $69,103, respectively.

On May 15, 2025 the Company entered into a eight-year lease in South Portland, Maine with two five-year extension options. Remaining minimum lease payments at December 31, 2025 total $1,112,388. Total lease costs including base rent and common area expenses was $81,653 during the six months ending December 31, 2025. The amount of variable lease payments is immaterial. Included in the accompanying balance sheet at December 31, 2025 is a right-of-use asset of $544,254 and current and long-term operating lease liabilities of $66,374 and $743,173, respectively. The applicable discount rate utilized for this lease at commencement was 9.0%.

On June 2, 2025 the Company entered into a seven-year operating lease in Littleton, Massachusetts with two five-year extension options.

Remaining minimum lease payments at December 31, 2025 total $2,588,721. Total lease costs including base rent and common area expenses was $121,823 during the six months ending December 31, 2025. The amount of variable lease payments is immaterial. Included in the accompanying balance sheet at December 31, 2025 is a right-of-use asset of $1,785,927 and current and long-term operating lease liabilities of $105,222 and $1,802,528, respectively. The applicable discount rate utilized for this lease at commencement was 9.0%.

At December 31, 2025 future minimum lease payments under the capital lease and operating lease obligations are as follows:

Fiscal Year Ending June 30:	Capital Leases	Operating Leases
2026	$9,335	$180,716
2027	–	555,198
2028	–	567,327
2029	–	535,107
2030	–	551,240
2031 and thereafter	–	1,434,940
Total Minimum Payments	9,335	3,824,528
Less: amount representing interest	67	995,990
Present value of minimum lease payments	9,268	2,828,538
Less: current portion	9,268	213,734
Future minimum long-term lease liability	$–	$2,614,804

The Company’s four facilities in Gardner, Massachusetts, which are used for offices, production and storage spaces are leased primarily on a tenant-at-will basis. Rent expense on these operating leases was $101,918 and $102,540 for the six months ended December 31, 2025, and 2024, respectively.

5.	STOCK-BASED COMPENSATION

Stock Options

The following table summarizes stock-based compensation expense for the three and six months ended December 31, 2025 and 2024:

	Three Months Ended December 31,		Six Months Ended December 31,
	2025	2024	2025	2024
Cost of Goods Sold	$29,330	$39,226	$60,400	$78,452
Selling, General and Administrative	132,751	268,980	403,321	379,118
Stock Based Compensation Expense	$162,081	$308,206	$463,721	$457,570

No compensation has been capitalized because such amounts would have been immaterial. There was $25,000 in common stock issued for employee services in the quarter ended December 31, 2025.

The following tables summarize stock option activity for the six months ended December 31, 2025:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Life
Outstanding at June 30, 2025	1,623,576	$4.85	7.15 years
Granted	180,000	4.33	–
Cancelled, forfeited, or expired	(76,507)	5.28	–
Outstanding at December 31, 2025	1,727,069	$4.78	6.92 years

The aggregate intrinsic value of the Company’s in-the-money outstanding and exercisable options as of December 31, 2025 were both $485,181.

6.	REVENUE RECOGNITION

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

The Company disaggregates revenues by product and service types as it believes best depicts how the nature, amount, timing and uncertainty of revenues and cash flows are affected by economic factors. Revenues are comprised of the following for the three and six months ended December 31, 2025 and 2024:

	Three Months Ended December 31,		Six Months Ended December 31,
	2025	2024	2025	2024
Engineering Design Services	$962,439	$1,399,264	$1,618,540	$3,013,165
Systems Manufacturing	5,187,032	1,656,137	10,053,738	2,881,315
Micro Optics Lab	171,328	429,773	271,704	857,930
Ross Optical Industries	1,047,038	1,041,733	2,104,678	1,971,550
Total Revenues	$7,367,837	$4,526,907	$14,048,660	$8,723,960

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

Contract Assets and Liabilities

The nature of the Company’s products and services does not generally give rise to contract assets as it typically does not incur costs to fulfill a contract before a product or service is provided to a customer. The Company’s costs to obtain contracts are typically in the form of sales commissions paid to employees. The Company has elected to expense sales commissions associated with obtaining a contract as incurred as the amortization period is generally less than one year. These costs have been recorded in selling, general and administrative expenses. As of December 31, 2025, there were no contract assets recorded in the Company’s Balance Sheets.

The Company’s contract liabilities arise from unearned revenue received from customers at inception of contracts or where the timing of billing for services precedes satisfaction of our performance obligations. The Company generally satisfies performance obligations within one year from the contract’s inception date.

Contract liabilities, which are recorded in the Company’s Balance Sheets, and unearned revenue are comprised of the following:

	Three Months Ended December 31,		Six Months Ended December 31,
	2025	2024	2025	2024
Contract liabilities, beginning of period	$2,030,772	$1,106,546	$1,821,929	$1,172,350
Unearned revenue received from customers	269,333	361,711	1,400,248	833,328
Revenue recognized	(323,289)	(50,324)	(1,245,361)	(587,745)
Contract liabilities, end of period	$1,976,816	$1,417,933	$1,976,816	$1,417,933

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and notes to those statements included elsewhere in this Quarterly Report on Form 10-Q for the quarter ended December 31, 2025 and with our audited financial statements for the year ended June 30, 2025 included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on September 29, 2025, as amended by Amendment No. 1 on Form 10-K/A filed with the Securities and Exchange Commission on October 28, 2025 (our “Annual Report on Form 10-K”) .

This Quarterly Report on Form 10-Q contains forward-looking statements. When used in this report, the words anticipate, suggest, estimate, plan, project, continue, ongoing, potential, expect, predict, believe, intend, may, will, should, could, would and similar expressions are intended to identify forward-looking statements. You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including the risks described in this report, the risks described in our Annual Report on Form 10-K for the year ended June 30, 2025, as amended by Amendment No. 1 on Form 10-K/A and other reports we file with the Securities and Exchange Commission. Although we believe the expectations reflected in the forward-looking statements are reasonable, they relate only to events as of the date on which the statements are made. We do not intend to update any of the forward-looking statements after the date of this report to conform these statements to actual results or to changes in our expectations, except as required by law.

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

Our website is www.poci.com. The information contained on our website does not constitute part of this report.

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

Results of Operations

Revenue

	Three Months Ended December 31,
	2025	Percent of Sales	2024	Percent of Sales	Increase (Decrease)	Percent Change
Engineering Design Services	962,439	13.1	1,399,264	30.9	(436,825)	(31.2)
Systems Manufacturing	5,187,032	70.4	1,656,137	36.6	3,530,895	213.2
MicroOptics Lab	171,328	2.3	429,773	9.5	(258,445)	(60.1)
Ross Optical Industries	1,047,038	14.2	1,041,733	23.0	5,305	0.5
Total Revenues	7,367,837	100.0	4,526,907	100.0	2,840,930	62.8

	Six Months Ended December 31,
	2025	Percent of Sales	2024	Percent of Sales	Increase (Decrease)	Percent Change
Engineering Design Services	1,618,540	11.5	3,013,165	34.6	(1,394,625)	(46.3)
Systems Manufacturing	10,053,738	71.6	2,881,315	33.0	7,172,423	248.9
MicroOptics Lab	271,704	1.9	857,930	9.8	(586,226)	(68.3)
Ross Optical Industries	2,104,678	15.0	1,971,550	22.6	133,128	6.8
Total Revenues	14,048,660	100.0	8,723,960	100.0	5,324,700	61.0

Total revenues for the quarter ending December 31, 2025 were $7,367,837, as compared to $4,526,907 for the same period in the prior year, an increase of $2,840,930 or 62.8% and for the six months ended December 31, 2025 was $14,048,660 as compared to $8,723,960 for the same period in the prior year, an increase of $5,324,700, or 61.0%.

Revenue from Engineering Design Services decreased 31.2% and 46.3% during the three and six-month periods ending December 31, 2025 from the same periods in the prior fiscal year. During the quarter ending December 31, 2025 revenue decreases in the engineering category resulted from decreased demand for services. Engineering revenue was lower due to the completion of product development engagements in the prior year and delayed revenue opportunities within the product development pipeline for the current quarter.

Revenue from Systems Manufacturing increased 213.2% and 248.9% during the three and six-month periods ending December 31, 2025 from the same periods in the prior fiscal year, due primarily to significant increases in customer demand and the resultant scaling of manufacturing capabilities.

Revenue from the MicroOptics Lab decreased 60.1% and 68.3% during the three and six-month periods ending December 31, 2025 from the same periods in the prior fiscal year, primarily due to delays in receiving new production orders from our defense customer.

Revenue from Ross Optical Industries increased 0.5% and 6.8% during the three and six-month periods ending December 31, 2025 from the same periods in the prior fiscal year. We believe the increase is attributable to the inability of our customers to continue to postpone deliveries that had previously been delayed due to the introduction of new tariffs and the resultant uncertainty.

Gross Profit

Gross margin decreased to 2.8% during the quarter ending December 31, 2025, compared to 23.6% for the quarter ending December 31, 2024. Gross profit decreased to $204,660 during the three months ending December 31, 2025, compared to $1,069,942 for the three months ended December 31, 2024. Within Systems Manufacturing, low gross margins were primarily driven by yield losses within our cystoscope single-use manufacturing line, startup yield issues for a second customer’s single-use manufacturing line, and under-absorption of manufacturing overhead. Costs associated with Engineering Design Services are primarily attributed to our engineering workforce, which we have chosen to keep in place as we focus on increasing revenue, leading to negative margins for the period. Similarly, the MicroOptics Lab workforce requires specialized training, and we have also experienced negative margins resulting from the reorder delays discussed above but have chosen to keep the workforce in place.

Gross margin decreased to 8.2% during the six months ending December 31, 2025, compared to 25.1% for the six months ending December 31, 2024. Gross profit decreased to $1,151,018 during the six months ending December 31, 2025, compared to $2,187,272 for the six months ending December 31, 2024.

Research & Development

R&D expenses decreased $68,173 to $249,574 during the quarter ending December 31, 2025, compared to $317,747 during the quarter ending December 31, 2024. R&D expenses decreased $156,992 to $561,414 during the six months ending December 31, 2025, compared to $718,406 during the six months ended December 31, 2024. R&D expenses for the applicable periods represent employee-related expenses to support product improvements, the development of new technologies and standardized approaches to address the opportunities for an evolving single-use medical device environment.

Selling, General and Administrative Expenses

SG&A expenses increased $35,199, or 2.1% to $1,697,415 during the three months ending December 31, 2025, compared to $1,662,216 during the three months ending December 31, 2024. SG&A expenses increased $301,360, or 8.3% to $3,927,188 during the six months ending December 31, 2025, compared to $3,625,828 during the six months ended December 31, 2024. The increase in SG&A for the six-month period was primarily due to increased stock compensation, executive severance, and consulting expenses.

Liquidity and Capital Resources

These financial statements have been prepared on a going concern basis, which assumes the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the ability of the Company to obtain necessary equity financing to continue operations and the attainment of profitable operations. Management anticipates that its cash on hand of $0.9 million as of December 31, 2025 is insufficient to fund its planned operations for a period of at least one year from when these financial statements are issued. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. These unaudited condensed consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

During fiscal 2026 through the date of the filing of this Quarterly Report on Form 10-Q, we have taken the following actions, and implemented the following plans, to improve our operational and financial performance and enhance our liquidity and financial condition:

•	Through new leadership and improved accountability and process discipline implemented throughout the organization, improved manufacturing yields and increased production throughput;
•	Renegotiated pricing and added tariff reimbursement with some of our major manufacturing customers
•	Improved the quality and depth of our product development pipeline;
•	Planned increased utilization of engineering resources and the capabilities of our MicroOptics Laboratory;
•	Planned launch of several maturing development projects into manufacturing in the coming twelve months.; and
•	Planned reductions in our cost structure to better align operating expenses with revenue expectations, including headcount rationalization and optimization.

Our ability to meet future anticipated liquidity needs over the next year beyond the date of this Quarterly Report on Form 10-Q will largely depend on our ability to execute our operational strategy, generate positive cash inflows from operations, maximize our borrowing capacity and secure additional capital.

The Company intends to seek in the near term additional funding through one or more of the following: equity offerings, debt financings, government funding, and delay of planned cash outlays. However, our ability to do so, and on favorable terms, may be affected by general economic, financial and other factors which are beyond our control. There can be no assurance that any such additional capital raises, management of planned cash outlays, or a combination thereof can be achieved or achieved on favorable terms.

Net Cash Used in Operating Activities

During the six months ending December 31, 2025, net cash used in operating activities totaled $177,852 as compared to $1,105,431 during the six months ending December 31, 2024. The decrease in net cash used in operating activities was primarily due to increased accounts payable and accrued expenses during the six months ending December 31, 2025, partially offset by the increase in net loss during such period.

Net Cash Used in Investing Activities

During the six months ending December 31, 2025, net cash used in investing activities was $398,131, consisting of purchases of property and equipment and patent costs. During the six months ending December 31, 2024, net cash used in investing activities was $60,085 consisting of purchases of property and equipment and patent costs.

Net Cash Provided by Financing Activities

During the six months ending December 31, 2025, we made payments of $316,266 on term notes and capital leases. During the six months ending December 31, 2024, we made payments of $158,863 on term notes and capital leases and repaid $100,000 on our revolving line of credit. We raised a net of $1,204,542 through the issuance of new shares in a registered direct common stock offering and $27,000 in proceeds from stock option exercises.

Indebtedness

On October 4, 2021, the Company entered into a Loan Agreement with Main Street Bank of Marlborough, Massachusetts (the “Lender”), which provided for a $2,600,000 Term Loan and a $250,000 Revolving Line of Credit Loan Facility (the “Revolver”), which was increased to $500,000 effective May 17, 2022, and $1,250,000 effective June 2, 2023. Borrowings under the Revolver are limited by the borrowing base comprised of a percentage of accounts receivable and inventory and secured by all assets of the Company. Borrowings under the Revolver will bear interest payable monthly at the prime lending rate plus 1.5% per annum and shall not be less than 4.75% per annum. Borrowings under the Revolver are due upon demand. There were no borrowings under the Revolver at December 31, 2025.

The Company’s Loan Agreement with the Lender contains a minimum annual debt service coverage ratio covenant of 1.2x. As the Company did not meet this annual debt service coverage ratio for the fiscal year ended June 30, 2024, the Company’s Lender agreed to waive compliance with such debt service ratio covenant for the period ending June 30, 2024. In addition to such waiver, the Lender and the Company entered into an amendment dated September 30, 2024 to that certain Term Loan dated October 4, 2021, as amended and that certain Promissory Note dated June 2, 2023 (collectively, the “Notes”) which amendments provided for a six month period of interest only payments from October 15, 2024 through March 15, 2025 for the Notes. The Company commenced payments of principal and interest under the Notes beginning with the payments due on April 15, 2025, with a new amortization schedule for the remaining term for such Notes through their maturity date. On February 14, 2025, the lender agreed to waive compliance with the annual debt service coverage ratio covenant for the fiscal year ending June 30, 2025, subject to a $30,000 waiver fee and the completion of an equity raise of at least $4,500,000 by February 24, 2025, which the Company satisfied on February 21, 2025. Any future advances are contingent on the Company achieving a minimum Debt Service Coverage ratio of 1.20x based on quarterly testing which the company was not in compliance with as of December 31, 2025. There were no other changes to or modifications to the Loan Agreement or the Notes.

Capital equipment expenditures and additional patent costs during the six months ended December 31, 2025 and in the same period in the prior year were $401,131 and $60,085, respectively.

Contractual cash commitments for the fiscal periods subsequent to December 31, 2025, are summarized as follows:

	Fiscal 2026	Thereafter	Total
Capital lease for equipment, including interest	$9,335	$–	$9,335

Minimum operating lease payments	$180,716	$3,643,812	$3,824,528

We have contractual cash commitments related to open purchase orders as of December 31, 2025 of approximately $7,070,000.

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

Item 4. Controls and Procedures.

Management’s Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer, who is our principal executive officer, and our Chief Financial Officer, who is our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures, including internal control over financial reporting, were effective as of December 31, 2025, to ensure the information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended (i) is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are intended to be designed to provide reasonable assurance that such information is accumulated and communicated to our management.

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

Item 6. Exhibits.

Exhibit	Description

10.1	Stock Option Agreement made effective as of October 1, 2025 by and between Precision Optics Corporation, Inc. and Joseph Traut (included as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed November 13, 2025, and incorporated herein by reference).

31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed Herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRECISION OPTICS CORPORATION, INC.

Date: February 17, 2026	By:	/s/ Joseph N. Forkey
Joseph N. Forkey
Chief Executive Officer (Principal Executive Officer)

Date: February 17, 2026	By:	/s/ Wayne M. Coll
Wayne M. Coll
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

