Form 10-Q
period 2026-03-31
PRECISION OPTICS CORPORATION, INC.
filed 2026-05-13
CIK 867840

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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

550 King Street, Bldg. A, Ste. 100, Littleton, Massachusetts 01460-6245

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

The number of shares outstanding of the issuer’s common stock, par value $0.01 per share, at May 12, 2026 was 10,944,869 shares.

PRECISION OPTICS CORPORATION, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

PRECISION OPTICS CORPORATION, INC.

BALANCE SHEETS

(UNAUDITED)

	March 31,	June 30,
	2026	2025
ASSETS
Current Assets:
Cash and cash equivalents	$10,680,046	$1,773,735
Accounts receivable, net of allowance for credit losses of $134,313 at March 31, 2026 and $80,192 at June 30, 2025	6,577,866	4,336,730
Inventories, net	3,702,461	3,562,112
Prepaid expenses	446,313	385,390
Total current assets	21,406,686	10,057,967

Fixed Assets:
Machinery and equipment	3,415,589	3,385,958
Leasehold improvements	1,225,401	871,356
Furniture and fixtures	615,723	538,428
	5,256,713	4,795,742
Less—accumulated depreciation and amortization	4,388,000	4,261,950
Net fixed assets	868,713	533,792

Operating lease right-to-use asset	2,371,091	141,825
Patents, net	215,507	232,493
Goodwill	8,824,210	8,824,210
Total other assets	11,410,808	9,198,528
TOTAL ASSETS	$33,686,207	$19,790,287

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of capital lease obligation	$–	$27,368
Current maturities of long-term debt	577,898	577,898
Accounts payable	6,239,450	2,909,100
Contract liabilities	2,224,660	1,821,929
Accrued compensation and other	836,582	764,004
Current portion of operating lease liability	314,329	50,995
Total current liabilities	10,192,919	6,151,294

Long-term debt, net of current maturities	855,780	1,289,205
Operating lease liability, net of current portion	2,531,601	90,954
Total liabilities	13,580,300	7,531,453

Stockholders’ Equity:
Common stock, $0.01 par value: 50,000,000 shares authorized; issued and outstanding – 10,929,869 shares at March 31, 2026 and 7,714,701 at June 30, 2025	109,298	77,147
Additional paid-in capital	80,493,343	69,152,317
Accumulated deficit	(60,496,734)	(56,970,630)
Total stockholders’ equity	20,105,907	12,258,834

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$33,686,207	$19,790,287

The accompanying notes are an integral part of these interim financial statements.

PRECISION OPTICS CORPORATION, INC.

STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED

MARCH 31, 2026 AND 2025

(UNAUDITED)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2026	2025	2026	2025
Revenues	$8,708,631	$4,185,968	$22,757,291	$12,909,928

Cost of Goods Sold	6,652,097	3,767,993	19,549,739	10,304,681
Gross Profit	2,056,534	417,975	3,207,552	2,605,247

Research and Development Expenses	267,319	211,242	828,733	929,648

Selling, General and Administrative Expenses	1,853,677	2,245,018	5,780,865	5,870,846

Total Operating Expenses	2,120,996	2,456,260	6,609,598	6,800,494

Operating Income	(64,462)	(2,038,285)	(3,402,046)	(4,195,247)

Interest Expense	(35,116)	(58,476)	(115,353)	(182,442)

Income before provision for income taxes	(99,578)	(2,096,761)	(3,517,399)	(4,377,689)

Provision for income taxes	8,705	–	8,705	–

Net Income	$(108,283)	$(2,096,761)	$(3,526,104)	$(4,377,689)

Loss Per Share:
Basic and Fully Diluted	$(0.01)	$(0.30)	$(0.46)	$(0.67)

Weighted Average Common Shares Outstanding:
Basic and Fully Diluted	7,794,263	6,917,281	7,740,834	6,491,687

The accompanying notes are an integral part of these interim financial statements.

PRECISION OPTICS CORPORATION, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED

march 31, 2026 AND 2025

(UNAUDITED)

	Nine Month Period Ended March 31, 2026
	Number of Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance, July 1, 2025	7,714,701	$77,147	$69,152,317	$(56,970,630)	$12,258,834
Stock-based compensation	–	–	301,639	–	301,639
Net loss	–	–	–	(1,637,030)	(1,637,030)
Balance, September 30, 2025	7,714,701	77,147	69,453,956	(58,607,660)	10,923,443
Stock-based compensation	–	–	162,082	–	162,082
Issuance of common stock for employee services	5,528	55	24,945	–	25,000
Net loss	–	–	–	(1,780,791)	(1,780,791)
Balance, December 31, 2025	7,720,229	77,202	69,640,983	(60,388,451)	9,329,734
Issuance of common stock in public offering	3,194,444	31,944	10,598,734	–	10,630,678
Proceeds from exercise of stock option	13,628	136	(136)	–	–
Stock-based compensation	–	–	247,528	–	247,528
Issuance of common stock for employee services	1,568	16	6,234	–	6,250
Net loss	–	–	–	(108,283)	(108,283)
Balance, March 31, 2026	10,929,869	$109,298	$80,493,343	$(60,496,734)	$20,105,907

	Nine Month Period Ended March 31, 2025
	Number of Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance, July 1, 2024	6,073,939	$60,739	$61,197,433	$(51,190,384)	$10,067,788
Issuance of common stock in registered direct offering	265,868	2,659	1,201,883	–	1,204,542
Proceeds from exercise of stock option	10,363	104	26,896	–	27,000
Stock-based compensation	–	–	149,364	–	149,364
Net loss	–	–	–	(1,311,247)	(1,311,247)
Balance, September 30, 2024	6,350,170	63,502	62,575,576	(52,501,631)	10,137,447
Stock-based compensation	–	–	278,206	–	278,206
Issuance of common stock for consulting services	5,364	53	29,947	–	30,000
Net loss	–	–	–	(969,681)	(969,681)
Balance, December 31, 2024	6,355,534	63,555	62,883,729	(53,471,312)	9,475,972
Issuance of common stock in registered direct offering	1,272,500	12,725	5,052,869	–	5,065,594
Proceeds from exercise of stock option	13,162	132	18,118	–	18,250
Stock-based compensation	–	–	592,964	–	592,964
Issuance of common stock for consulting services and employees	25,051	250	121,448	–	121,698
Net loss	–	–	–	(2,096,761)	(2,096,761)
Balance, March 31, 2025	7,666,247	$76,662	$68,669,128	$(55,568,073)	$13,177,717

The accompanying notes are an integral part of these interim financial statements.

PRECISION OPTICS CORPORATION, INC.

STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED

MARCH 31, 2026 AND 2025

(UNAUDITED)

	Nine Months Ended March 31,
	2026	2025
Cash Flows from Operating Activities:
Net Loss	$(3,526,104)	$(4,377,689)
Adjustments to reconcile net loss to net cash used in operating activities -
Depreciation and amortization	214,948	159,844
Stock-based compensation expense	742,499	1,020,534
Non-cash interest expense	13,825	8,918
Non-cash operating lease expense	255,965	–
Loss on disposal of fixed assets	34,506	–
Changes in operating assets and liabilities -
Accounts receivable, net	(2,241,136)	120,438
Inventories, net	(140,349)	(803,301)
Prepaid expenses	(60,923)	(27,160)
Accounts payable	3,330,350	476,259
Contract liabilities	402,731	493,201
Accrued compensation and other	72,578	(49,209)
Net cash used in operating activities	(901,110)	(2,978,165)

Cash Flows from Investing Activities:
Purchases of fixed assets	(349,750)	(180,985)
Proceeds from sale of fixed assets	3,000	–
Additional/reclassification patent costs	(1,889)	31,148
Net cash used in investing activities	(348,639)	(149,837)

Cash Flows from Financing Activities:
Payments of capital lease obligations	(27,368)	(32,257)
Payments of long-term debt	(447,250)	(149,230)
Payment of debt modification costs	–	(15,000)
Payment on revolving line of credit	–	(1,000,000)
Proceeds from registered direct sale of common stock, net	–	6,270,136
Proceeds from public offering of common stock, net	10,630,678	–
Stock issued for services	–	151,698
Gross proceeds from the exercise of stock options	–	45,250
Net cash provided by (used in) financing activities	10,156,060	5,270,597

Net increase in cash and cash equivalents	8,906,311	2,142,595
Cash and cash equivalents, beginning of period	1,773,735	405,278

Cash and cash equivalents, end of period	$10,680,046	$2,547,873

Supplemental disclosure of cash flow information:
Operating right-of-use assets obtained in exchange for operating lease liabilities	$2,632,584	$–
Lease improvements financed by landlord	$218,750	$–
Issuance of common stock for employee services	$31,250	$–

The accompanying notes are an integral part of these interim financial statements.

PRECISION OPTICS CORPORATION, INC.

NOTES TO INTERIM FINANCIAL STATEMENTS (UNAUDITED)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Operations

These financial statements have been prepared by the Company, without audit, and reflect normal recurring adjustments which, in the opinion of management, are necessary for a fair statement of the results of the first nine months of the Company’s fiscal year 2026. These financial statements do not include all disclosures associated with annual financial statements and, accordingly, should be read in conjunction with footnotes contained in the Company’s financial statements for the fiscal year ended June 30, 2025, together with the Report of Independent Registered Public Accounting Firm filed under cover of the Company’s 2025 Annual Report on Form 10-K, filed with the Securities and Exchange Commission on September 29, 2025, as amended by Amendment No. 1 on Form 10-K/A filed with the Securities and Exchange Commission on October 28, 2025.

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

Income (Loss) Per Share

Basic income (loss) per share is computed by dividing net income or net loss by the weighted average number of shares of common stock outstanding during the period. Diluted income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period, plus the number of potentially dilutive securities outstanding during the period such as stock options. For the three months and nine months ended March 31, 2026, potentially dilutive securities outstanding have been excluded from the computations of weighted-average shares outstanding because such securities have an antidilutive impact due to the net loss reported during those periods. The number of shares issuable upon the exercise of outstanding stock options and warrants that were excluded from the computation of fully dilutive weighted average shares outstanding was approximately 1,826,791 for the three and nine months ended March 31, 2026.

The following is the calculation of income (loss) per share for the three months and nine months ended March 31, 2026 and 2025:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2026	2025	2026	2025
Net Loss Basic and Fully Diluted	$(108,283)	$(2,096,761)	$(3,526,104)	$(4,377,689)

Weighted Average Shares Outstanding
Basic and Fully Diluted	7,794,263	6,917,281	7,740,834	6,491,687

Income (Loss) Per Share – Basic and Fully Diluted	$(0.01)	$(0.30)	$(0.46)	$(0.67)

Significant Customers and Concentration of Credit Risk

Financial instruments that subject the Company to credit risk consist primarily of cash equivalents and trade accounts receivable. The Company places its investments with highly rated financial institutions. The Company has not experienced any losses on these investments to date.

The allowance for credit losses was $134,313 at March 31, 2026, and $66,833 at March 31, 2025.

	Nine Months Ended March 31,
	2026	2025
Allowance for credit losses, beginning of period	$80,192	$118,872
Change in the provision for expected credit losses	61,199	(52,039)
Write-offs charged against the allowance	(7,078)	–
Allowance for credit losses, end of period	$134,313	$66,833

During the nine months ended March 31, 2026, the Company increased the credit loss reserve by approximately $54,000. Management believes the allowance for credit losses, which is established based upon review of specific account balances and historical experience, is adequate at March 31, 2026.

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

Recent Accounting Pronouncements

In December 2025, the FASB issued ASU 2025-10, Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities (“ASU 2025-10”). ASU 2025-10 adds guidance on the recognition, measurement and presentation of government grants. ASU 2025-10 is effective for fiscal years beginning after December 15, 2028, including interim periods within those fiscal years, and permits modified prospective, modified retrospective, or full retrospective adoption. The Company has elected to early adopt the guidance effective for the fiscal year ended June 30, 2026.

Government Grants

The Company recognizes grants or subsidies from governments and other organizations as a receivable when it is probable that the Company will comply with any conditions associated with the grant arrangement and the grant will be received. The Company evaluates the conditions of each grant as of each reporting period to determine whether it is probable that the Company has met the conditions of each grant arrangement. Grants are recognized in the statements of operations on a systematic basis over the periods in which the Company recognized the related costs for which the grant is intended to compensate. The Company records grant receivables in the balance sheets in accounts receivable or other non-current assets, depending on when the amounts are expected to be received from the government agency.

During the quarter ended March 31, 2026, the Company recognized a reduction to expense of $224,544 related to grants within the statements of operations, all in cost of goods sold. As of March 31, 2026, the Company has $224,544 recorded as a government receivable, included in accounts receivable, which relates to personnel, direct costs and operating expenses to be reimbursed and received as cash. As of March 31, 2025, the Company had no government receivable.

Derivative Financial Instruments

The Company evaluates warrants and other financial instruments to determine whether such instruments or embedded features qualify as derivatives to be accounted for separately in accordance with ASC 480, Distinguishing Liabilities from Equity, and ASC 815, Derivatives and Hedging. Warrants that do not meet the criteria for equity classification are recorded as liabilities at fair value and are remeasured at each reporting date until exercised, expired, modified, or otherwise settled. Changes in the fair value of warrant liabilities are recognized in other income (expense), net in the statements of operations.

Warrants that meet the criteria for equity classification, including the scope exception under ASC 815-10-15-74(a), are classified within stockholders’ equity and are not subsequently remeasured as long as the conditions for equity classification continue to be met.

The Company reassesses the classification of warrants at each reporting date. As of March 31, 2026, the Company determined that all outstanding warrants qualified for equity classification.

Goodwill and Patents

Long-lived assets such as goodwill and patents are capitalized when acquired and reviewed for impairment whenever events or changes in circumstances indicate that the book value of the asset may not be recoverable. Impairment of the carrying value of long-lived assets such as goodwill and patents would be indicated if the best estimate of future undiscounted cash flows expected to be generated by the asset grouping is less than its carrying value. If an impairment is indicated, any loss is measured as the difference between estimated fair value and carrying value and is recognized in operating income or loss. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. No such impairments of goodwill or patents have been estimated by management as of March 31, 2026. Amortization expense for the nine months ended March 31, 2026 and 2025 was $18,875 and $0, respectively.

2.	INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

	March 31, 2026	June 30, 2025
Raw Materials	$1,879,736	$1,799,624
Work-In-Progress	579,589	598,720
Finished Goods	1,243,136	1,163,768
Total Inventories (Net)	$3,702,461	$3,562,112

The inventory reserve was $409,999 and $272,894 at March 31, 2026 and June 30, 2025, respectively.

3.	BANK FINANCING ACTIVITIES

Bank Line of Credit

On October 4, 2021, the Company entered into a Loan Agreement with Main Street Bank of Marlborough, Massachusetts (the “Lender”), which provided for a $2,600,000 Term Loan and a $250,000 Revolving Line of Credit Loan Facility (the “Revolver”), which was increased to $500,000 effective May 17, 2022, and $1,250,000 effective June 2, 2023. Borrowings under the Revolver are limited by the borrowing base comprised of a percentage of accounts receivable and inventory and secured by all assets of the Company. Borrowings under the Revolver bear interest payable monthly at the prime lending rate plus 1.5% per annum and shall not be less than 4.75% per annum. Borrowings under the Revolver are due upon demand. There were no borrowings under the Revolver at March 31, 2026.

The Company’s Loan Agreement with the Lender contains a minimum annual debt service coverage ratio covenant of 1.2x. The Company did not meet this annual debt service coverage ratio for the fiscal year ended June 30, 2024. The Company’s Lender agreed to waive compliance with such debt service ratio covenant for the period ending June 30, 2024. In addition to such waiver, the Lender and the Company entered into an amendment dated September 30, 2024 to that certain Term Loan dated October 4, 2021, as amended and that certain Promissory Note dated June 2, 2023 (collectively, the “Notes”) which amendments provided for a six-month period of interest only payments from October 15, 2024 through March 15, 2025 for the Notes. The Company commenced payments of principal and interest under the Notes beginning with the payments due on April 15, 2025, with a new amortization schedule for the remaining term for such Notes through their maturity date. On February 14, 2025, the Lender agreed to waive compliance with the annual debt service coverage ratio covenant for the fiscal year ending June 30, 2025, subject to a $30,000 waiver fee and the completion of an equity raise of at least $4,500,000 by February 24, 2025, which the Company satisfied on February 21, 2025. Any future advances are contingent on the Company achieving a minimum Debt Service Coverage ratio of 1.20x based on quarterly testing, which the Company was not in compliance with as of March 31, 2026.

There were no other changes to or modifications to the Loan Agreement or the Notes.

Long-Term Debt

Long-term debt consists of the following at March 31, 2026:

Amount
Term Loan Note payable to Main Street Bank with monthly principal payments of $35,271, excluding six months in Fiscal 2025, plus interest at a fixed rate of 7.0% per annum. Secured by all assets of the Company, and subject to certain periodic reporting to the bank and other conditions including an annual minimum EBITDA plus stock-based compensation to debt service coverage ratio of 1.20:1 commencing with the fiscal year ending June 30, 2023. The Term Loan Note matures on October 15, 2028.	$1,093,411

Permanent Working Capital Loan payable to Main Street Bank with monthly principal payments of $14,423, excluding six months in Fiscal 2025, plus interest at a fixed rate of 8.625% per annum. Secured by all assets of the Company, and subject to certain periodic reporting to the bank and other conditions including an annual minimum EBITDA plus stock-based compensation to debt service coverage ratio of 1.20:1 commencing with the fiscal year ending June 30, 2023. The Permanent Working Capital Loan matures on June 15, 2028.	389,423

Less current maturities	(577,898)
Less debt issuance and modification costs, net of accumulated amortization of $43,581	(49,156)
Long-term debt, net of current maturities and debt issuance costs	$855,780

At March 31, 2026 principal payments due on the Term Loan Notes payable are as follows:

Fiscal Year Ending June 30:
2026	$149,083
2027	596,333
2028	596,333
2029	141,085
$1,482,834

4.	LEASE OBLIGATIONS

In March 2021 the Company entered into a five-year capital lease in the amount of $161,977 and in January 2020, the Company entered into a five-year capital lease for $47,750, both for manufacturing equipment. The fixed assets under capital lease obligations have been fully paid as of March 31, 2026.

On July 1, 2019 the Company entered into a three-year operating lease for its facility in El Paso, Texas, and in February 2022 the Company entered into an extension of the lease for an additional three years through June 2025. In May 2025, this lease was extended for an additional three years through May 2028. Remaining minimum lease payments at March 31, 2026 total $111,115. Total lease costs including base rent and common area expenses was $59,506 and $49,808 during the nine months ending March 31, 2026 and 2025, respectively. Included in the accompanying balance sheet at March 31, 2026 is a right-of-use asset of $100,030 and current and long-term operating lease liabilities of $43,468 and $57,805, respectively.

On May 15, 2025 the Company entered into an eight-year lease in South Portland, Maine with two five-year extension options. Remaining minimum lease payments at March 31, 2026 total $1,079,575. Total lease costs including base rent and common area expenses was $130,645 during the nine months ending March 31, 2026. The amount of variable lease payments is immaterial. Included in the accompanying balance sheet at March 31, 2026 is a right-of-use asset of $533,254 and current and long-term operating lease liabilities of $68,798 and $724,863, respectively. The applicable discount rate utilized for this lease at commencement was 9.0%.

On June 2, 2025 the Company entered into a seven-year operating lease in Littleton, Massachusetts with two five-year extension options.

Remaining minimum lease payments at March 31, 2026 total $2,588,721. Total lease costs including base rent and common area expenses was $213,189 during the nine months ending March 31, 2026. The amount of variable lease payments is immaterial. Included in the accompanying balance sheet at March 31, 2026 is a right-of-use asset of $1,737,807 and current and long-term operating lease liabilities of $202,063 and $1,748,933, respectively. The applicable discount rate utilized for this lease at commencement was 9.0%.

At March 31, 2026 future minimum lease payments under operating lease obligations are as follows:

Fiscal Year Ending June 30:	Amounts
2026	$135,599
2027	555,198
2028	567,327
2029	535,107
2030	551,240
2031 and thereafter	1,434,940
Total minimum payments	3,779,411
Less: amount representing interest	933,481
Present value of minimum lease payments	2,845,930
Less: current portion	314,329
Future minimum long-term lease liability	$2,531,601

The Company’s four facilities in Gardner, Massachusetts, which are used for offices, production and storage spaces are leased primarily on a tenant-at-will basis. Rent expense on these operating leases was $158,270 and $156,143 for the nine months ended March 31, 2026, and 2025, respectively.

5.	STOCK-BASED COMPENSATION

Stock Options

The following table summarizes stock-based compensation expense for the three and nine months ended March 31, 2026 and 2025:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2026	2025	2026	2025
Cost of Goods Sold	$34,874	$36,333	$95,273	$114,785
Selling, General and Administrative	212,654	526,631	615,976	905,749
Stock Based Compensation Expense	$247,528	$562,964	$711,249	$1,020,534

No compensation has been capitalized because such amounts would have been immaterial. There was $6,250 in common stock issued for employee services for the three months ended March 31, 2026 and $31,250 for the nine months ended March 31, 2026, respectively.

The following tables summarize stock option activity for the nine months ended March 31, 2026:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Life
Outstanding at June 30, 2025	1,623,576	$4.85	7.15 years
Granted	187,096	4.17	–
Cancelled, forfeited, or expired	(143,603)	4.80	–
Outstanding at March 31, 2026	1,667,069	$4.78	6.75 years

The aggregate intrinsic value of the Company’s in-the-money outstanding and exercisable options as of March 31, 2026 were both $509,147.

6.	CAPITAL STOCK

On March 27, 2026, the Company entered into an underwriting agreement for a public offering of 2,777,777 shares of common stock at a price of $3.60 per share. The underwriter exercised its over-allotment option in full at closing, resulting in 3,194,444 total shares issued. The offering closed on March 30, 2026. Net proceeds after underwriting discounts, commissions, and offering expenses were $10,630,678. The Company intends to use the net proceeds for working capital and general corporate purposes.

7.	STOCK WARRANTS

In connection with the public offering that closed on March 30, 2026, the Company issued to the underwriter warrants to purchase 159,722 shares of common stock at an exercise price of $4.21 per share. The warrants are immediately exercisable and expire on March 27, 2031. Each warrant is exercisable for one share of common stock.

The warrants were classified as equity instruments under ASC 815-40, as the warrants are indexed to the Company's own common stock and may be settled in shares at the Company's option without any obligation to net cash settle under any circumstances.

The fair value of the warrants on the issuance date of March 30, 2026 was approximately $342,687, determined using a Black-Scholes option pricing model with the following assumptions: stock price $4.20, exercise price $4.21, expected term of approximately 5 years, expected volatility of 54.8%, risk-free interest rate of 3.9%, and dividend yield of 0%. The fair value was recorded as an additional issuance cost and recognized as a reduction to additional paid-in capital, with an offsetting credit to additional paid-in capital — warrants outstanding. The net impact on total stockholders' equity was zero.

As of March 31, 2026, all 159,722 warrants remain outstanding and unexercised.

8.	REVENUE RECOGNITION

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

The Company disaggregates revenues by product and service types as it believes this best depicts how the nature, amount, timing and uncertainty of revenues and cash flows are affected by economic factors. Revenues are comprised of the following for the three and nine months ended March 31, 2026 and 2025:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2026	2025	2026	2025
Engineering Design Services	$1,059,671	$868,924	$2,678,211	$3,882,088
Systems Manufacturing	6,188,594	2,019,596	16,242,332	4,900,911
Micro Optics Lab	137,500	497,779	409,204	1,355,710
Ross Optical Industries	1,322,866	799,669	3,427,544	2,771,219
Total Revenues	$8,708,631	$4,185,968	$22,757,291	$12,909,928

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

Contract Assets and Liabilities

The nature of the Company’s products and services does not generally give rise to contract assets as it typically does not incur costs to fulfill a contract before a product or service is provided to a customer. The Company’s costs to obtain contracts are typically in the form of sales commissions paid to employees. The Company has elected to expense sales commissions associated with obtaining a contract as incurred as the amortization period is generally less than one year. These costs have been recorded in selling, general and administrative expenses. As of March 31, 2026, there were no contract assets recorded in the Company’s Balance Sheets.

The Company’s contract liabilities arise from unearned revenue received from customers at inception of contracts or where the timing of billing for services precedes satisfaction of our performance obligations. The Company generally satisfies performance obligations within one year from the contract’s inception date.

Contract liabilities, which are recorded in the Company’s Balance Sheets, and unearned revenue are comprised of the following:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2026	2025	2026	2025
Contract liabilities, beginning of period	$1,976,816	$1,417,933	$1,821,929	$1,172,350
Unearned revenue received from customers	347,273	305,246	1,747,521	1,138,574
Revenue recognized	(99,429)	(57,628)	(1,344,790)	(645,373)
Contract liabilities, end of period	$2,224,660	$1,665,551	$2,224,660	$1,665,551

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and notes to those statements included elsewhere in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2026 and with our audited financial statements for the year ended June 30, 2025 included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on September 29, 2025, as amended by Amendment No. 1 on Form 10-K/A filed with the Securities and Exchange Commission on October 28, 2025 (our “Annual Report on Form 10-K”) .

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

Effective October 1, 2021, we acquired the operating assets of Lighthouse Imaging, LLC of Windham, Maine, which expanded our electrical engineering capabilities in the development of end-to-end medical visualization devices. The acquisition represented a vertical integration of our established product development capabilities with a team with extensive experience developing visualization systems that we believe provides our customers with single-source value-added development services and product offerings. The operations of Lighthouse Imaging have been integrated with other operations of the company, which continue under the POC brand, so that the company now operates with single systems manufacturing and engineering departments, each of which includes historical POC and Lighthouse Imaging resources.

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

Results of Operations

Revenue

	Three Months Ended March 31,
	2026	Percent of Sales	2025	Percent of Sales	Increase (Decrease)	Percent Change
Engineering Design Services	$1,059,671	12.2	$868,924	20.8	$190,747	22.0
Systems Manufacturing	6,188,594	71.0	2,019,596	48.2	4,168,998	206.4
MicroOptics Lab	137,500	1.6	497,779	11.9	(360,279)	(72.4)
Ross Optical Industries	1,322,866	15.2	799,669	19.1	523,197	65.4
Total Revenues	$8,708,631	100.0	$4,185,968	100.0	$4,522,663	108.0

	Nine Months Ended March 31,
	2026	Percent of Sales	2025	Percent of Sales	Increase (Decrease)	Percent Change
Engineering Design Services	$2,678,211	11.8	$3,882,088	30.0	$(1,203,877)	(31.0)
Systems Manufacturing	16,242,332	71.3	4,900,911	38.0	11,341,421	231.4
MicroOptics Lab	409,204	1.8	1,355,710	10.5	(946,506)	(69.8)
Ross Optical Industries	3,427,544	15.1	2,771,219	21.5	656,325	23.7
Total Revenues	$22,757,291	100.0	$12,909,928	100.0	$9,847,363	76.3

Total revenues for the quarter ending March 31, 2026 were $8,708,631, as compared to $4,185,968 for the same period in the prior year, an increase of $4,522,663 or 108.0% and for the nine months ended March 31, 2026 was $22,757,291 as compared to $12,909,928 for the same period in the prior year, an increase of $9,847,363, or 76.3%.

Revenue from Engineering Design Services increased 22.0% and decreased 31.0% during the three and nine-month periods ending March 31, 2026 from the same periods in the prior fiscal year. During the quarter ending March 31, 2026 revenue increases in the engineering category resulted from new project revenues. Engineering revenue for the nine-month period ending March 31, 2026 was lower due to the completion of product development engagements in the prior year and delayed revenue opportunities within the product development pipeline.

Revenue from Systems Manufacturing increased 206.4% and 231.4% during the three and nine-month periods ending March 31, 2026 from the same periods in the prior fiscal year, due primarily to significant increases in customer demand and the resultant scaling of manufacturing capabilities.

Revenue from the MicroOptics Lab decreased 72.4% and 69.8% during the three and nine-month periods ending March 31, 2026 from the same periods in the prior fiscal year, primarily due to delays in receiving new production orders from our defense customer.

Revenue from Ross Optical Industries increased 65.4% and 23.7% during the three and nine-month periods ending March 31, 2026 from the same periods in the prior fiscal year. We believe the increase is attributable to the inability of our customers to continue to postpone deliveries that had previously been delayed due to the introduction of new tariffs and the resultant uncertainty.

Gross Profit

Gross margin increased to 23.6% during the quarter ending March 31, 2026, compared to 10.0% for the quarter ending March 31, 2025. Gross profit increased to $2,056,534 during the three months ending March 31, 2026, compared to $417,975 for the three months ended March 31, 2025. Within Systems Manufacturing, gross margins improved with greater sales volume and improving yield performance across all manufacturing lines, and the recognition of $224,544 of grant income. Conversely, costs associated with Engineering Design Services are primarily attributed to our engineering workforce, which we have chosen to keep in place as we focus on increasing revenue, leading to low margins for the period. Similarly, the MicroOptics Lab workforce requires specialized training, and we have also experienced negative margins from this segment resulting from the reorder delays discussed above but have chosen to keep the workforce in place.

Gross margin decreased to 14.1% during the nine months ending March 31, 2026, compared to 20.2% for the nine months ending March 31, 2025. Gross profit increased to $3,207,552 during the nine months ending March 31, 2026, compared to $2,605,247 for the nine months ending March 31, 2025.

Research & Development

R&D expenses increased $56,077 to $267,319 during the quarter ending March 31, 2026, compared to $211,242 during the quarter ending March 31, 2025. R&D expenses decreased $100,915 to $828,733 during the nine months ending March 31, 2026, compared to $929,648 during the nine months ended March 31, 2025. R&D expenses for the applicable periods represent employee-related expenses to support product improvements, the development of new technologies and standardized approaches to address the opportunities for an evolving single-use medical device environment.

Selling, General and Administrative Expenses

SG&A expenses decreased $373,931, or 16.7% to $1,853,677 during the three months ending March 31, 2026, compared to $2,245,018 during the three months ending March 31, 2025. The decrease in SG&A for the three-month period was primarily due to decreases in stock-based compensation and recruiting costs partially offset by consulting, bonuses, and bad debt expense.

SG&A expenses decreased $72,571, or 1.2% to $5,780,865 during the nine months ending March 31, 2026, compared to $5,870,846 during the nine months ended March 31, 2025. The decrease in SG&A for the nine-month period was primarily due to decreases in stock-based compensation and recruiting partially offset by severance, bonuses, and bad debt expense.

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

Net Cash Used in Operating Activities

During the nine months ending March 31, 2026, net cash used in operating activities totaled $901,110 as compared to $2,978,165 during the nine months ending March 31, 2025. The decrease in net cash used in operating activities was primarily due to increased accounts payable and decreased net loss and inventory during the nine months ending March 31, 2026, partially offset by the increase in accounts receivable during such period.

Net Cash Used in Investing Activities

During the nine months ending March 31, 2026, net cash used in investing activities was $348,639, consisting of purchases of property and equipment and patent costs. During the nine months ending March 31, 2025, net cash used in investing activities was $149,837 consisting of purchases of property and equipment and patent costs.

Net Cash Provided by Financing Activities

During the nine months ending March 31, 2026, we made payments of $474,618 on term notes and capital leases and raised a net of $10,630,678 from an underwritten offering made in March 2026. During the nine months ending March 31, 2025, we made payments of $196,487 on term notes and capital leases and repaid $1,000,000 on our revolving line of credit. We raised a net of $6,270,136 from two registered direct offerings made in August 2024 and February 2025 pursuant to our shelf registration statement.

Indebtedness

On October 4, 2021, the Company entered into a Loan Agreement with Main Street Bank of Marlborough, Massachusetts (the “Lender”), which provided for a $2,600,000 Term Loan and a $250,000 Revolving Line of Credit Loan Facility (the “Revolver”), which was increased to $500,000 effective May 17, 2022, and $1,250,000 effective June 2, 2023. Borrowings under the Revolver are limited by the borrowing base comprised of a percentage of accounts receivable and inventory and secured by all assets of the Company. Borrowings under the Revolver will bear interest payable monthly at the prime lending rate plus 1.5% per annum and shall not be less than 4.75% per annum. Borrowings under the Revolver are due upon demand. There were no borrowings under the Revolver at March 31, 2026.

The Company’s Loan Agreement with the Lender contains a minimum annual debt service coverage ratio covenant of 1.2x. As the Company did not meet this annual debt service coverage ratio for the fiscal year ended June 30, 2024, the Company’s Lender agreed to waive compliance with such debt service ratio covenant for the period ending June 30, 2024. In addition to such waiver, the Lender and the Company entered into an amendment dated September 30, 2024 to that certain Term Loan dated October 4, 2021, as amended and that certain Promissory Note dated June 2, 2023 (collectively, the “Notes”) which amendments provided for a six-month period of interest only payments from October 15, 2024 through March 15, 2025 for the Notes. The Company commenced payments of principal and interest under the Notes beginning with the payments due on April 15, 2025, with a new amortization schedule for the remaining term for such Notes through their maturity date. On February 14, 2025, the lender agreed to waive compliance with the annual debt service coverage ratio covenant for the fiscal year ending June 30, 2025, subject to a $30,000 waiver fee and the completion of an equity raise of at least $4,500,000 by February 24, 2025, which the Company satisfied on February 21, 2025. Any future advances are contingent on the Company achieving a minimum Debt Service Coverage ratio of 1.20x based on quarterly testing which the company was not in compliance with as of March 31, 2026. Under our current projections, we don’t expect to meet this covenant for fiscal 2026. We are currently in discussion with the Lender to grant a waiver or a longer-term solution. If the Lender seeks repayment, currently we have sufficient liquidity to repay our loans. There were no other changes to or modifications to the Loan Agreement or the Notes.

Capital equipment expenditures and additional patent costs during the nine months ended March 31, 2026 and during the same period in the prior year were $351,639 and $149,837, respectively.

Contractual cash commitments for the fiscal periods subsequent to March 31, 2026, are summarized as follows:

	Fiscal 2026	Thereafter	Total
Minimum operating lease payments	$135,599	$3,643,812	$3,779,411

We have contractual cash commitments related to open purchase orders as of March 31, 2026 of approximately $6,200,000.

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

Item 4. Controls and Procedures.

Management’s Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer, who is our principal executive officer, and our Chief Financial Officer, who is our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures, including internal control over financial reporting, were effective as of March 31, 2026, to ensure the information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended (i) is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are intended to be designed to provide reasonable assurance that such information is accumulated and communicated to our management.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Other than as previously disclosed in our Current Report on Form 8-K on March 30, 2026, we did not sell any unregistered equity securities during the fiscal quarter ended March 31, 2026.

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

Item 6. Exhibits.

Exhibit	Description

10.1	Underwriting Agreement, dated March 27, 2026, between Precision Optics Corporation, Inc. and Lucid Capital Markets, LLC. (included as Exhibit 1.1 to the current report on Form 8-K filed on March 30, 2026, and incorporated herein by reference).

10.2	Form of Representative’s Warrant (included as Exhibit 4.1 to the current report on Form 8-K filed on March 30, 2026, and incorporated herein by reference).

31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRECISION OPTICS CORPORATION, INC.

Date: May 13, 2026	By:	/s/ Joseph N. Forkey
Joseph N. Forkey
Chief Executive Officer (Principal Executive Officer)

Date: May 13, 2026	By:	/s/ Wayne M. Coll
Wayne M. Coll
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

