Form 10-K
period 2026-06-30
PRECISION OPTICS CORPORATION, INC.
filed 2026-09-28
CIK 867840

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2026

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) ☐ Yes ☒ No

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant on December 31, 2025 was approximately $25,603,000 based on a total of 6,110,561 shares of the registrant’s common stock held by non-affiliates on such date, at the closing price of $4.19 per share, as reported on Nasdaq on December 31, 2025.

The number of shares of outstanding common stock of the registrant as of September 20, 2026 was 10,972,792.

Documents incorporated by reference

Portions of this registrant’s definitive proxy statement for its 2026 Annual Meeting of Stockholders to be filed with the SEC no later than 120 days after the end of the registrant’s fiscal year are incorporated herein by reference in Part III of this Annual Report on Form 10-K.

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

Effective June 1, 2019, we acquired the operating assets of Ross Optical Industries, Inc. of El Paso, Texas. This acquisition expanded our optics components and assemblies’ business. As Ross Optical Industries, we operate as a supplier of custom optical components and assemblies for military and defense, medical and various other industrial applications. All products sold by us under the Ross Optical name include a custom or catalog optic, which is sourced through our extensive domestic and worldwide network of optical fabrication suppliers. Most systems make use of optical lenses, prisms, mirrors and windows and range from individual optical components to complex mechano-optical assemblies. Products often include thin film optical coatings applied using our in-house coating department.

Effective October 1, 2021, we acquired the operating assets of Lighthouse Imaging, LLC of Windham, Maine, which expanded our electrical engineering capabilities in the development of end-to-end medical visualization devices. The acquisition represented a vertical integration of our established product development capabilities with a team with extensive experience developing visualization systems that we believe provide our customers with single-source value-added development services and product offerings. The operations of Lighthouse Imaging have been integrated with other operations of the company, which continue under the POC brand, so that the company now operates with single systems manufacturing and engineering departments, each of which includes historical POC and Lighthouse Imaging resources.

During the fiscal year ended June 30, 2026, approximately 72% of our business was from systems manufacturing, 11% was from engineering services primarily relating to the design of medical device optical assemblies, 15% was from Ross Optical, and 2% from our micro-optics laboratory. During the fiscal year ended June 30, 2025, approximately 43% of our business was from systems manufacturing, 26% was from engineering services primarily relating to the design of medical device optical assemblies, 20% was from Ross Optical, and 11% from our micro-optics laboratory. We generally expect revenue to increase over time as the engineering design phase of new product programs is completed and products transition to the commercial phase, leveraging our unique manufacturing capabilities. Much of the technology we have developed for making smaller medical devices is also used in defense and aerospace systems where smaller size and weight is crucial.

History

We incorporated in Massachusetts in December 1982, have been publicly held since November 1990, and have no subsidiaries.

Principal Products and Services

We have been manufacturing medical products such as endoscopes and endocouplers since our formation in 1982. We design and manufacture custom optical medical devices to satisfy our customers’ specific requirements, incorporating various optical technologies, servicing a variety of minimally invasive surgical and diagnostic procedures, using both reusable and single-use medical devices. In addition to medical devices, we also manufacture and sell components and assemblies specially designed for defense/aerospace and industrial uses.

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

The technology developed to support the design, fabrication and manufacturing of Microprecision™ lenses and associated assemblies is also used to satisfy the needs of defense and aerospace systems that require small size and weight, particularly those required for satellite network communications, which has become an important driver for our engineering and manufacturing programs

The Unity Platform. In January 2025, we launched our Unity Imaging Platform (“Unity”), comprising a standard baseline CMOS endoscopic system with customization options based on existing or newly designed modular sub-components. Unity represents the culmination of many years of research, development, and collaboration with key industry players. By leveraging insights from many previous projects, Unity incorporates proven design architectures to meet the unique needs of today’s medical imaging devices. Customers benefit from a modular, adaptable solution that simplifies every stage of the development process, from prototyping to production using the latest technologies. The consolidation of common design elements offers flexible, modular architecture, appropriate for both re-usable and single-use endoscopic systems. Unity provides customers with a functional video pipeline early in the development process. This accelerates their system integration efforts and allows them to gather feedback from stakeholders much sooner, ultimately shortening the time to market and enhancing overall project efficiency. Unity is the embodiment of our on-going improvements to the evolution and acceptance of our Microprecision™ and digital imaging technology platforms.

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

We believe that we compete successfully in this market through product quality, price, delivery and innovation tailored to our customers’ specifications. Our success will depend, in part, on our ability to maintain a technological advantage over our competitors and to effectively incorporate that technology into our custom designs. To this end, we intend to continue to aggressively support and augment our internal engineering, research and development resources and to pursue patent protection for existing and new technology. We believe that our trade secrets and unique technical capabilities in the areas of Microprecision™ optics, micro medical cameras, digital imaging, and illumination represent competitive advantages for us in the markets we serve.

The competitive advantage of our Ross Optical division is its ability to quickly provide design-for-manufacturability feedback and to provide difficult-to-find optics, and, increasingly, to provide a broader range of services based on its ability to source optics worldwide, augmented by its ability to provide thin-film coatings and assembly.

Market Opportunities

We design custom camera module assemblies with the combined objectives of low cost, small size, range of optical specifications and high image quality required by our customer’s precise specifications. By enabling the production of millimeter sized cameras with low manufacturing costs and high image quality, we believe our Microprecision™ and digital imaging technologies will continue to replace existing re-sterilizable endoscopes with single-use alternatives. The small size of our Microprecision™ lenses and micro medical cameras combined with our proprietary illumination techniques can provide visualization for existing procedures that are currently performed blind or with sub-optimal imaging, and we believe can facilitate the development of new surgical procedures that are currently impractical without millimeter-sized visualization instrumentation.

We believe satellite optical communications represents a significant market opportunity for our advanced defense and aerospace capabilities. Optical Communication Terminals used in emerging satellite constellations require compact, lightweight and high-performance optical assemblies, creating a strong fit with our Microprecision™ optics, opto-mechanical design, precision alignment and scalable manufacturing capabilities.

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

Patents and Trademarks

We rely, in part, upon patents, trade secrets and proprietary knowledge as well as personnel policies and employee confidentiality agreements concerning inventions and other creative efforts to develop and maintain our competitive position. We plan to file for patents, copyrights and trademarks in the United States and in other appropriate countries to protect our intellectual property rights to the greatest extent practicable. Our current patent portfolio includes patents and rights to patents that cover various aspects of our technology in the following areas:

—	Medical devices;
—	3-D endoscopes;
—	Microprecision™ lenses and micro medical cameras;

The patents contained in our current patent portfolio have various expiration dates through January 2041. We are not aware of any infringements of these patents. We intend to continue to innovate and extend our technological capabilities in the areas of Microprecision™ optics, digital imaging, micro medical cameras, related illumination techniques, and associated design and manufacturing technology and to aggressively pursue patent protection for such developments.

Employees

As of June 30, 2026, we had 108 employees, all of which were full-time employees. There were 70 employees in manufacturing, 16 in engineering/research and development, 8 in sales and marketing, and 14 in finance and administration. We are not a party to any collective bargaining agreements. We believe our relations with our employees are very good.

Customers

During the fiscal year ending June 30, 2026, we sold products and services to 266 customers with one customer accounting for approximately 41% of total revenues and another customer accounting for 27% of our total revenues. The loss of these customers would have a material impact on our business. For the fiscal year ended June 30, 2025, we sold products and services to 278 customers with one customer accounting for approximately 22% of total revenues and another customer accounting for 20% of our total revenues.

Two customer accounts receivable balances accounted for 34.4% and 22.8% of total receivables on June 30, 2026. Two customer accounts receivable balances accounted for 32.1% and 17.9% of total receivables on June 30, 2025.

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

During the fiscal year ending June 30, 2026, one customer accounted for approximately 41% of total revenues and another customer accounted for 27% of our total revenues, representing a significant increase in customer concentration compared to prior years. For the fiscal year ended June 30, 2025, one customer accounted for approximately 22% of total revenues and another customer accounted for 20% of our total revenues. A small number of customers may continue to represent a significant portion of our total revenues in any given period. These customers may not consistently purchase our products at a particular rate over any subsequent period. A loss of any of these customers could materially and adversely affect our revenues.

We could suffer unrecoverable losses on our customers’ accounts receivable, which would adversely affect our financial results.

While we believe we have a varied customer base and have experienced strong collections in the past, we may experience changes in our customer base, including reductions in purchasing commitments, which could also have a material adverse effect on our revenues and liquidity. Two customer accounts receivable balances accounted for 34.4% and 22.8% of total receivables on June 30, 2026. Two customer accounts receivable balances accounted for 32.1% and 17.9% of total receivables on June 30, 2025. Additionally, our customers could become unable or unwilling to pay amounts owed to us. Over the past three years, we have not had significant accounts receivable write-offs or significant additions to our accounts receivable reserve and we have not purchased insurance on our accounts receivable balances. Nonetheless, large uncollectible accounts receivable balances could arise in the future and could have a material adverse effect on our financial condition.

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

We require certain key supplies to develop and manufacture our products, particularly our precision grade optical glass, which is available from only a few sources, most of which are located outside of the United States. Additionally, we rely on outside vendors to grind and polish certain of our lenses and other optical components, such as prisms and windows. We also rely on a limited number of suppliers for specialized CMOS sensors and the electronic wiring of those sensors. Based upon our ordering experience to date, we believe the materials and services required for the production of our products are currently available in sufficient quantities to meet our needs. Our requirements are small relative to the total supply, and we are not currently encountering problems with availability. However, this does not mean that we will continue to have timely access to adequate supplies of essential materials and services in the future or that supplies of these materials and services will be available on satisfactory terms when the need arises. Our business could be severely damaged if we become unable to procure these essential materials and services in adequate quantities and at acceptable prices.

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

Ross Optical is ISO and ITAR registered and currently imports, exports, and manufactures optical products for the defense industry, some of which are controlled by regulations promulgated by the U.S. Departments of State and Commerce. If we fail to comply with the terms of these regulations and registrations, we may lose our ITAR registration or suffer other consequences, such as the withdrawal or suspension of approvals, suspension of imports, exports or production, or the imposition of fines or other penalties.

There is also the risk that new laws or regulations or changes in enforcement practices applicable to our business could be imposed, which may adversely affect our ability to compete effectively with other institutions that are not affected in the same way, or which may impact their suppliers and customers. In addition, regulations imposed on market participants such as foreign tariff increases could negatively affect the overall profitability of Ross Optical’ s international business.

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

Our business relies, in part, on our patents. Filing, prosecuting and defending patents in all countries throughout the world would be prohibitively expensive, and we have only limited patent protection outside of the United States. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States or from selling or importing products made using our inventions in and into the United States or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and, further, may export otherwise infringing products to territories where we have patent protection, but enforcement is not as strong as that in the United States. These infringing products may compete with the product we develop, without any available recourse.

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

We are required to maintain internal control over financial reporting and to assess and report on the effectiveness of those controls. This assessment includes disclosure of any material weaknesses identified by our management in our internal control over financial reporting. Our management concluded that our internal control over financial reporting was effective as of June 30, 2026, however, if we are not able to maintain effective internal control over financial reporting, our financial statements, including related disclosures, may be inaccurate, which could have a material adverse effect on our business.

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

Certain provisions in our organizational documents could enable our board of directors to prevent or delay a change of control.

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

A Massachusetts corporation may “opt out” of these provisions with an express provision in its original articles of organization or an express provision in its articles of organization or bylaws resulting from a stockholders’ amendment approved by at least a majority of the outstanding voting shares. We have not opted out of these provisions. The restrictions contained in Chapter 110F are also not applicable, among other certain exclusions, if the corporation does not have two hundred or more stockholders of record. As of September 14, 2026, we had 124 stockholders of record. As a result, if Chapter 110F is applicable, mergers or other takeover or change in control attempts of us may be discouraged or prevented.

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

The trading market for our common stock depends in part on the research and reports that analysts and journalists publish about us or our business. If analysts or journalists publish inaccurate or unfavorable research about our business, our stock price would likely decline. If we fail to meet the expectations of analysts for our operating results, or if the analysts who cover us downgrade our stock, our stock price would likely decline. If one or more of these analysts ceases coverage of us or fails to publish reports on us regularly, demand for our stock could decrease, which could cause our stock price and trading volume to decline.

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

For more information on risks related to cybersecurity, see Item 1A. “Risk Factors” of this Form 10-K.

ITEM 2.       PROPERTIES.

We conduct our domestic operations at three facilities in Gardner, Massachusetts, one facility in Littleton, Massachusetts, one facility in El Paso, Texas, and one facility in South Portland, Maine. The facilities in El Paso, Littleton and South Portland are leased from unrelated parties. The Company rents a manufacturing facility in Gardner, Massachusetts from Equity Assets, Inc. (“EAI”), an entity formerly owned by the Company’s founder Richard E. Forkey and then later owned by a trust controlled by his step-daughter, established for the benefit of the step-daughter and four siblings (including Joseph N. Forkey, who is Chief Executive Officer, President, Treasurer and a Director of the Company). The original lease for the principal facility in Gardner expired in 1999, and the Company has since been a tenant-at-will, paying rent to EAI of $9,000 per month for that facility. On July 19, 2023, the trust distributed the EAI shares equally among the five beneficiaries (20% each). Those shareholders then entered into a shareholder agreement under which all five were elected as directors of EAI and under which Joseph N. Forkey has been elected as president. The shareholder agreement provides that Dr. Forkey will be recused from any matters involving negotiations with the Company, including without limitation any lease negotiations. Dr. Forkey is not compensated by EAI for his services as president or a director, and his present 20% interest in rents being received from the Company is $21,600 per year.

On May 13, 2025, the Company entered into a First Lease Extension Agreement (the “Extension”) with Texzona Industries, Inc., pursuant to which the Company will continue to lease approximately 9,375 square feet of commercial space located at 1410 Gail Borden, El Paso, Texas. The term of Extension is for a period of 36 months commencing on June 1, 2025 and shall end on May 31, 2028. Base rent for each year of the term is $49,219, $50,695 and $52,216. In addition to base rent, the Company is responsible for taxes, insurance and common area maintenance (“CAM”). Beginning June 1, 2025, the total monthly rental payment including CAM is $6,601.

On May 14, 2025, the Company entered into a Lease Agreement (the “Southborough Lease”) with 400 Southborough, LLC, pursuant to which the Company has leased approximately 8,750 square feet of commercial space located at 400 Southborough Drive, City of South Portland, County of Cumberland, Maine. The commencement date was August 1, 2025. The Southborough Lease provides the Company with two options to extend the term for additional five-year periods, exercisable with at least nine months’ prior written notice. Base rent for the initial term is abated for the first five months following the commencement date, after which the annual base rent payable is $131,250 (or $10,937.50 per month), with annual increases of 3%. Base rent for any extension term will be as agreed by the parties or, if not agreed, at 95% of the then-current fair market base rental rate for similar space in South Portland, as determined by appraisal, with annual increases of 3% during each extension term.

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

On June 2, 2025, the Company entered into a Lease Agreement (the “Lease”) with 550 King Street, LLC (the “Landlord”), pursuant to which the Company has leased approximately 19,590 rentable square feet of commercial space located at 550 King Street, Building A, Suite 100, Littleton, Massachusetts (the “Premises”). The Lease provides for an initial term of seven (7.0) years, commencing upon substantial completion of tenant improvements and receipt of a certificate of occupancy (the “Term Commencement Date”). The Term Commencement Date was October 1, 2025.

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

The extensions associated with the leases discussed above have been accounted with the assumption that they will not be extended.

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

Holders

As of September 14, 2026, we had approximately 124 holders of record of our common stock. Holders of record include nominees who may hold shares on behalf of multiple owners.

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

We did not repurchase any of our equity securities during the year ended June 30, 2026.

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

Critical Accounting Policies and Estimates

Allowance for Credit Losses

We are subject to credit risk primarily in our trade accounts receivable. We generally do not require collateral or other security as a condition of sale, rather we rely on credit approval, balance limitation and monitoring procedures to control credit risk in trade account financial instruments. Our customer base includes many large medical device and defense/aerospace companies, as well as newly incorporated entities pursuing emerging technologies. In those cases when we cannot determine the creditworthiness of our customer, we obtain prepayments and deposits that we judge will be sufficient to mitigate the risk of a significant financial loss. We establish reserves against losses that include both a review of specific account balances and current payment characteristics which are monitored contemporaneously to determine the adequacy of our reserve. Nevertheless, our customers may be adversely impacted by economic factors beyond our understanding and control, and which are difficult to foresee or estimate. A 1% increase in the accounts receivable reserve would increase our costs by approximately $55,000. We recognized bad debt expenses of $38,000 for the years ending June 30, 2026, and June 30, 2025.

Reserve for Excess and Obsolete Inventory

Inventories, consisting of raw materials, work in process and finished goods, are primarily accounted for using the first-in first-out method, and are valued at the lower of cost and net realizable value. This valuation requires us to make judgments, based on currently available information, regarding product demand and the potential for a future financial loss resulting from the liquidation and disposal of unusable or unsaleable inventory. These assumptions about the future disposition of inventory are inherently uncertain, and changes in our estimates and assumptions may require us to realize write-downs. In addition, we enter into binding supplier commitments which are based on forecasted customer demand. If our customers reduce their forecasts, we may incur additional costs. An increase in the calculation of the reserve for excess and obsolete inventory equivalent to 1% of gross inventory value would increase our costs by approximately $42,000.

Other significant accounting policies are included in the Notes to our Financial Statements contained elsewhere in this Annual Report on Form 10-K.

IEEPA Tariff Refund Claims and Related Customer Refunds

In February 2026, the Supreme Court of the United States determined that certain tariffs imposed pursuant to the International Emergency Economic Powers Act (“IEEPA”) were not authorized by law. Subsequent rulings by the U.S. Court of International Trade have directed the U.S. Customs and Border Protection to establish processes to effect refunds of certain tariffs previously collected. Based on these judicial determinations, we concluded that the company has been legally released from the obligation underlying the invalidated tariffs in accordance with the legal release model within the scope of Accounting Standards Codification 405, Liabilities, and that we have a present right to repayment of amounts previously paid.

Accordingly, during the year ended June 30, 2026, the Company recorded a receivable of $880,598 within accounts receivable in the balance sheet, representing recovery of IEEPA tariffs previously paid, with a corresponding offset to cost of goods sold. In addition, the Company recorded a $558,266 liability within accrued compensation and other in the balance sheet as a result of its decision to refund IEEPA tariff surcharges collected from customers, with a corresponding reduction of revenue in the statement of operations. In the year ended June 30, 2026, we received $37,576 in IEEPA tariff refund proceeds, resulting in outstanding IEEPA tariff refund claims receivable of $843,022 within accounts receivable in the balance sheet, representing a recovery of IEEPA tariffs previously paid.

Results of Operations for the Fiscal Year Ended June 30, 2026 as Compared to the Fiscal Year Ended June 30, 2025

Revenue

	Year Ended June 30,
	2026	Percent of Sales	2025	Percent of Sales	Increase (Decrease)	Percent Change
Engineering Design Services	3,473,640	11.0	4,938,158	25.9	(1,464,518)	(29.7)
Systems Manufacturing	22,628,047	71.8	8,290,225	43.4	14,337,822	172.9
MicroOptics Lab	519,540	1.6	2,135,562	11.2	(1,616,022)	(75.7)
Ross Optical Industries	4,910,538	15.6	3,727,324	19.5	1,183,214	31.7
Total Revenues	31,531,765	100.0	19,091,269	100.0	12,440,496	65.2

Total revenues for the fiscal year ended June 30, 2026 were $31,531,765, as compared to $19,091,269 for the same period in the prior year, an increase of $12,440,496, or 65.2%.

Revenue from Engineering Design Services decreased 29.7% during the year ending June 30, 2026 from the prior year ending June 30, 2025. Revenue decreases in the engineering category resulted from decreased demand for services, primarily from the transfer of our single-use cystoscope program from development (Engineering Design Services) to production (Systems Manufacturing). Engineering revenue in the year was reduced due to increases in non-billable sustaining engineering activity to support manufacturing scale up along with insufficient product development engagements.

Revenue from Systems Manufacturing increased 172.9% during the year ending June 30, 2026 from the prior year ending June 30, 2025. Revenue increases in this category resulted from significant increases in customer demand and the resultant scaling of manufacturing capabilities.

Revenue from the MicroOptics Lab decreased 75.7% during the year ending June 30, 2026 from the prior year ending June 30, 2025, primarily due to delays in receiving new production orders from a defense contractor, which is the primary customer for this line of business.

Revenue from Ross Optical Industries increased 31.7% for the year ending June 30, 2026 from the prior year ending June 30, 2025. We believe a portion of the increase is attributable to the inability of our customers to continue to postpone deliveries that had previously been delayed due to the uncertainty of new tariffs and the passthrough of these tariff costs which increased revenue.

Gross Profit

Gross margin decreased to 17.2% during the year ended June 30, 2026, compared to 17.8% for the year ended June 30, 2025. Gross profit increased to $5,431,220 during the year ended June 30, 2026, compared to $3,404,433 for the year ended June 30, 2025, primarily driven by increased volume in Systems Manufacturing.

Research & Development

R&D expenses decreased $124,807 to $1,033,156 during the year ended June 30, 2026, compared to $1,157,963 during the year ended June 30, 2025. R&D expenses for the period primarily represent employee-related expenses to support product improvements, the development of new technologies and standardized approaches to address the opportunities for an evolving single-use medical device environment.

Selling, General and Administrative Expenses

SG&A expenses increased $108,911, or 1.4% to $7,906,672 during the year ended June 30, 2026, compared to $7,797,761 during the year ended June 30, 2025. The decrease in SG&A for the year was primarily due to decreased stock-based compensation and recruiting expenses, partially offset by consulting and bonus expense.

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

Net Cash Used in Operating Activities

During the year ended June 30, 2026, net cash used in operating activities totaled $1,550,219 as compared to $3,395,702 during the year ended June 30, 2025. The decrease in net cash used in operating activities was primarily due to the decrease in net loss, inventory and accrued expense during the year ended June 30, 2026, partially offset by the increase in accounts payable and accounts receivable during such period.

Net Cash Used in Investing Activities

During the year ended June 30, 2026, net cash used in investing activities was $429,350, consisting of purchases of property and equipment and additional patent costs. During the year ended June 30, 2025, net cash used in investing activities was $233,473, consisting of purchases of property and equipment net of adjustments in patent costs.

Net Cash Provided by Financing Activities

During the year ended June 30, 2026, we made payments of $623,701 on term notes and capital leases. We raised a net of $10,630,678 from a public offering of common stock made in March 2026 pursuant to our shelf registration statement. During the year ended June 30, 2025, we made payments of $321,554 on term notes and capital leases and repaid $1,000,000 on our revolving line of credit. We raised a net of $6,270,136 from two registered direct offerings made in August 2024 and February 2025 pursuant to our shelf registration statement.

On October 4, 2021, the Company entered into a Loan Agreement with Main Street Bank of Marlborough, Massachusetts (the “Lender”), which provided for a $2,600,000 Term Loan and a $250,000 Revolving Line of Credit Loan Facility (the “Revolver”), which was increased to $500,000 effective May 17, 2022, and $1,250,000 effective June 2, 2023. Borrowings under the Revolver are limited by the borrowing base comprised of a percentage of accounts receivable and inventory and secured by all assets of the Company. Borrowings under the Revolver will bear interest payable monthly at the prime lending rate plus 1.5% per annum and shall not be less than 4.75% per annum. Borrowings under the Revolver are due upon demand. There were no borrowings under the Revolver at June 30, 2026.

The Company’s Loan Agreement with the Lender contains a minimum annual debt service coverage ratio covenant of 1.2x. As the Company did not meet this annual debt service coverage ratio for the fiscal year ended June 30, 2024, the Company’s Lender agreed to waive compliance with such debt service ratio covenant for the period ending June 30, 2024. In addition to such waiver, the Lender and the Company entered into an amendment dated September 30, 2024 to that certain Term Loan dated October 4, 2021, as amended and that certain Promissory Note dated June 2, 2023 (collectively, the “Notes”) which amendments provided for a six-month period of interest only payments from October 15, 2024 through March 15, 2025 for the Notes. The Company commenced payments of principal and interest under the Notes beginning with the payments due on April 15, 2025, with a new amortization schedule for the remaining term for such Notes through their maturity date. On February 14, 2025, the lender agreed to waive compliance with the annual debt service coverage ratio covenant for the fiscal year ending June 30, 2025, subject to a $30,000 waiver fee and the completion of an equity raise of at least $4,500,000 by February 24, 2025, which the Company satisfied on February 21, 2025. Any future advances are contingent on the Company achieving a minimum Debt Service Coverage ratio of 1.20x based on quarterly testing which the company was not in compliance with as of June 30, 2026. On September 25, 2026, the lender agreed to waive the Company’s minimum annual debt service coverage ratio covenant for the fiscal year ended June 30, 2026 and modified the Company’s credit arrangements to eliminate the debt service coverage ratio covenant and replace it with a minimum liquidity covenant of $2.0 million, retain the existing term note, and provide the Company access to $750,000 of availability under its revolving line of credit, subject to borrowing-base requirements and a $5,000 waiver fee. The lender further agreed to expand availability under the revolving line of credit to $1,250,000 upon attaining a DSCR of 1.2x. There were no other changes to or modifications to the Loan Agreement or the Notes.

Contractual cash commitments for the fiscal periods subsequent to June 30, 2026, are summarized as follows:

	Fiscal Year 2027	Thereafter	Total
Minimum operating lease payments	$555,198	$3,088,613	$3,643,811

We have contractual cash commitments related to open purchase orders as of June 30, 2026, of approximately $5,050,000.

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

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Stockholders of Precision Optics Corporation, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Precision Optics Corporation, Inc. (the “Company”) as of June 30, 2026 and 2025, and the related statements of operations, stockholders’ equity, and cash flows for each of the years in the two year period ended June 30, 2026, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2026 and 2025, and the results of its operations and its cash flows for each of the years in the two year period ended June 30, 2026, in conformity with accounting principles generally accepted in the United States of America.

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

Revenue Recognition—Refer to Note 1B to the Financial Statements

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

/s/ Stowe & Degon LLC

Westborough, Massachusetts

September 28, 2026

We have served as the Company’s auditor since 2008

PRECISION OPTICS CORPORATION, INC.

Balance Sheets at June 30, 2026 and 2025

	2026	2025
ASSETS
Current Assets:
Cash and cash equivalents	$9,841,142	$1,773,735
Accounts receivable, net of allowance for credit losses of $108,220 at June 30, 2026 and $80,192 at June 30, 2025	5,944,412	4,336,730
Inventories, net	3,829,414	3,562,112
Prepaid expenses	494,488	385,390
Total current assets	20,109,456	10,057,967

Fixed Assets:
Machinery and equipment	3,410,813	3,385,958
Leasehold improvements	1,226,171	871,356
Furniture and fixtures	645,046	538,428
	5,282,030	4,795,742
Less—Accumulated depreciation and amortization	4,394,317	4,261,950
Net fixed assets	887,713	533,792

Operating lease right-of-use asset	2,300,866	141,825
Patents, net	212,889	232,493
Goodwill	8,824,210	8,824,210
Total other assets	11,337,965	9,198,528
TOTAL ASSETS	$32,335,134	$19,790,287

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of capital lease obligation	$–	$27,368
Current maturities of long-term debt	577,898	577,898
Accounts payable	3,582,674	2,909,100
Customer advances	2,498,501	1,821,929
Accrued compensation and other	1,843,368	764,004
Current portion of operating lease liabilities	325,500	50,995
Total current liabilities	8,827,941	6,151,294

Long-term debt, net of current maturities	711,305	1,289,205
Operating lease liability, net of current portion	2,446,576	90,954
Total liabilities	11,985,822	7,531,453
Stockholders’ Equity:
Common stock, $0.01 par value: 50,000,000 shares authorized; issued and outstanding – 10,972,792 shares at June 30, 2026 and 7,714,701 shares at June 30, 2025	109,728	77,147
Additional paid-in capital	80,840,105	69,152,317
Accumulated deficit	(60,600,521)	(56,970,630)
Total stockholders’ equity	20,349,312	12,258,834

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$32,335,134	$19,790,287

The accompanying notes are an integral part of these financial statements.

PRECISION OPTICS CORPORATION, INC.

Statements of Operations

for the Years Ended June 30, 2026 and 2025

	2026	2025

Revenues	$31,531,765	$19,091,269
Cost of goods sold	26,100,545	15,686,836

Gross profit	5,431,220	3,404,433

Research and development expenses, net	1,033,156	1,157,963
Selling, general and administrative expenses	7,906,672	7,797,761
Total operating expenses	8,939,828	8,955,724

Operating loss	(3,508,608)	(5,551,291)

Other income (expense):
Interest expense	(148,129)	(227,019)
Interest income	31,804	–

Loss before provision for income taxes	(3,624,933)	(5,778,310)

Provision for income taxes	4,958	1,936

Net loss	$(3,629,891)	$(5,780,246)

Loss per share:
Basic and fully diluted	$(0.43)	$(0.85)

Weighted average common shares outstanding:
Basic and fully diluted	8,530,599	6,790,466

The accompanying notes are an integral part of these financial statements.

PRECISION OPTICS CORPORATION, INC.

Statements of Stockholders’ Equity

for the Years Ended June 30, 2026 and 2025

	Number of Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity

Balance, June 30, 2024	6,073,939	$60,739	$61,197,433	$(51,190,384)	$10,067,788
Issuance of common stock in a registered direct offering	1,538,368	15,384	6,254,752	–	6,270,136
Proceeds from exercise of stock option	71,979	721	88,329	–	89,050
Issuance of common stock for consulting services and employees	30,415	303	151,395	–	151,698
Stock-based compensation	–	–	1,460,408	–	1,460,408
Net loss	–	–	–	(5,780,246)	(5,780,246)
Balance, June 30, 2025	7,714,701	$77,147	$69,152,317	$(56,970,630)	$12,258,834

Issuance of common stock in public offering	3,194,444	31,944	10,598,734	–	10,630,678
Proceeds from exercise of stock option	40,294	404	39,595	–	39,999
Issuance of common stock for employee services	23,353	233	100,267	–	100,500
Stock-based compensation	–	–	949,192	–	949,192
Net loss	–	–	–	(3,629,891)	(3,629,891)
Balance, June 30, 2026	10,972,792	$109,728	$80,840,105	$(60,600,521)	$20,349,312

The accompanying notes are an integral part of these financial statements.

PRECISION OPTICS CORPORATION, INC.

Statements of Cash Flows

For the Years Ended June 30, 2026 and 2025

	2026	2025
Cash Flows from Operating Activities:
Net loss	$(3,629,891)	$(5,780,246)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities-
Depreciation and amortization	279,277	212,439
Stock-based compensation expense	1,139,692	1,612,106
Non-cash legal expense	–	34,881
Non-cash interest expense	18,433	11,563
Non-cash operating lease expense	252,336	124
Loss on disposal of fixed assets	34,506	–
Changes in operating assets and liabilities:
Accounts receivable, net	(1,607,682)	(791,239)
Inventories	(267,302)	(694,012)
Prepaid expenses	(109,098)	(86,026)
Accounts payable	673,574	1,511,787
Contract liabilities	676,572	649,579
Accrued compensation and other	989,364	(76,658)
Net cash used in operating activities	(1,550,219)	(3,395,702)

Cash Flows from Investing Activities:
Additional patent costs	(5,564)	(6,264)
Proceeds from sale of fixed assets	3,000	–
Purchases of property and equipment	(426,786)	(227,209)
Net cash used in investing activities	(429,350)	(233,473)

Cash Flows from Financing Activities:
Payment of capital lease obligations	(27,368)	(41,114)
Principal payments of long-term debt	(596,333)	(280,440)
Payment of debt issuance costs	–	(40,000)
Repayments on line of credit	–	(1,000,000)
Gross proceeds from registered direct offerings of common stock	–	6,270,136
Proceeds from public offering of common stock, net	10,630,678	–
Gross proceeds from exercise of stock options	39,999	89,050
Net cash provided by financing activities	10,046,976	4,997,632

Net increase in cash and cash equivalents	8,067,407	1,368,457
Cash and cash equivalents, beginning of year	1,773,735	405,278

Cash and cash equivalents, end of year	$9,841,142	$1,773,735

Supplemental disclosure of cash flow information:
Cash paid during the year for income taxes	$2,600	$1,936
Cash paid during the year for interest	$129,696	$216,456
Leasehold improvements financed by landlord	$218,750	$–
Issuance of common stock for consulting and employee services	$100,500	$151,698
Stock based compensation for employee services included in accrued compensation and other	90,000	–
Operating right-of-use assets obtained in exchange for operating lease liabilities	$2,632,584	$133,650

The accompanying notes are an integral part of these financial statements.

PRECISION OPTICS CORPORATION, INC.

Notes to Financial Statements

(1)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	Nature of Business

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

The Company disaggregates revenues by product and service types as it believes best depicts how the nature, amount, timing and uncertainty of revenues and cash flows are affected by economic factors. Revenues are comprised of the following for year ended June 30, 2026, and 2025:

	Year Ended June 30,
	2026	2025
Engineering Design Services	$3,473,640	$4,938,158
Systems Manufacturing	22,628,047	8,290,225
Micro Optics Lab	519,540	2,135,562
Ross Optical Industries	4,910,538	3,727,324
Total Revenues	$31,531,765	$19,091,269

Selling costs to obtain and fulfill contracts are expensed as incurred due to the short-term nature of a majority of contracts. The Company extends terms of payment to its customers based on commercially reasonable terms for the markets of its customers, while also considering their credit quality. Shipping and handling costs charged to customers are included in revenue.

At June 30, 2026, and 2025, two individual customers accounted for more than 10% of the Company’s total revenue.

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

Contract Assets and Liabilities

The nature of the Company’s products and services does not generally give rise to contract assets as it typically does not incur costs to fulfill a contract before a product or service is provided to a customer. The Company’s costs to obtain contracts are typically in the form of sales commissions paid to employees. The Company has elected to expense sales commissions associated with obtaining a contract as incurred as the amortization period is generally less than one year. These costs have been recorded in selling, general and administrative expenses. As of June 30, 2026 and 2025, there were no contract assets recorded in the Company’s Balance Sheets.

The Company’s contract liabilities arise as a result of unearned revenue received from customers at inception of contracts or where the timing of billing for services precedes satisfaction of performance obligations. The Company generally satisfies performance obligations within one year from the contract inception date.

Contract liabilities, which were recorded as customer advances in the Company’s Balance Sheets, and unearned revenue are comprised of the following:

	Year Ended June 30,
	2026	2025
Contract liabilities, beginning of period	$1,821,929	$1,172,350
Unearned revenue received from customers	2,278,058	1,364,332
Revenue recognized	(1,601,486)	(714,753)
Contract liabilities, end of period	$2,498,501	$1,821,929

(c)	Cash and Cash Equivalents

The Company includes in cash equivalents all highly liquid investments with original maturities of three months or less at the time of acquisition. Cash and cash equivalents of $9,841,142 and $1,773,735 on June 30, 2026 and 2025, respectively, consist primarily of cash at banks and money market funds. The Company maintains its cash and cash equivalents in bank deposit accounts that, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on its cash and cash equivalents.

(d)	Inventories

Inventories are stated at the lower of cost (first-in, first-out) and net realizable value and include material, labor and manufacturing overhead. The components of inventories on June 30, 2026 and 2025 are as follows:

	2026	2025
Raw material	$2,043,446	$1,799,624
Work-in-progress	570,360	598,720
Finished goods	1,215,608	1,163,768
	$3,829,414	$3,562,112

The Company provides for estimated obsolescence on unmarketable inventory based upon assumptions about future demand and market conditions. If actual demand and market conditions are less favorable than those projected by management, additional inventory write-downs may be required. Inventory, once written down, is not subsequently written back up, as these adjustments are considered permanent adjustments to the carrying value of the inventory. The reserve for excess and obsolete inventory for the years ended June 30, 2026 and 2025, were $330,965 and $272,894, respectively.

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

Depreciation expense was $254,109 and $186,990 for the years ended June 30, 2026 and 2025, respectively.

(f)	Significant Customers and Concentration of Credit Risk

Financial instruments that subject the Company to credit risk consist primarily of cash equivalents and trade accounts receivable. The Company places its investments with highly rated financial institutions. The Company has not experienced any losses on these investments to date. At June 30, 2026, and 2025, two individual customers accounted for more than 10% of the Company’s total accounts receivable.

The allowance for credit losses was $108,220 at June 30, 2026, and $80,192 at June 30, 2025.

	Year Ended June 30,
	2026	2025
Allowance for credit losses, beginning of period	$80,192	$118,872
Change in the provision for expected credit losses	39,092	(44,858)
Writeoffs charged against the allowance	(11,064)	6,178
Allowance for credit losses, end of period	$108,220	$80,192

The Company generally does not require collateral or other security as a condition of sale, rather it relies on credit approval, balance limitation and monitoring procedures to control credit risk in trade account financial instruments. Management believes the allowance for credit losses, which is established based upon review of specific account balances and historical experience, is adequate at June 30, 2026.

(g)	Loss per Share

Basic income (loss) per share is computed by dividing net income or net loss by the weighted average number of shares of common stock outstanding during the period. Diluted income (loss) per share is computed by dividing net income or net loss by the weighted average number of shares of common stock outstanding during the period, plus the number of potentially dilutive securities outstanding during the period such as stock options and warrants. For the years ended June 30, 2026 and 2025, the effect of such securities was antidilutive and not included in the diluted calculation because of the net loss generated in those periods.

The following is the calculation of loss per share for the years ended June 30, 2026 and 2025:

	Year Ended June 30,
	2026	2025
Net Loss– Basic and Diluted	$(3,629,891)	$(5,780,246)

Basic and diluted weighted average shares outstanding	8,530,599	6,790,466

Loss per share
Basic and fully diluted	$(0.43)	$(0.85)

The number of shares issuable upon the exercise of outstanding stock options and warrants that were excluded from the computation as their effect was antidilutive was approximately 1,659,909 and 1,623,576 for the years ended June 30, 2026 and 2025, respectively.

(h)	Stock-Based Compensation

The measurement and recognition of compensation costs for all stock-based awards made to employees and the Board of Directors are based upon fair value over the requisite service period for awards expected to vest. The Company estimates the fair value of share-based awards on the date of grant using the Black-Scholes option-pricing model. Stock-based compensation costs recognized for the years ended June 30, 2026, and 2025 amounted to $1,139,692 and $1,612,106, respectively.

(i)	Goodwill and Patents

Long-lived assets such as goodwill and patents are capitalized when acquired and reviewed for impairment on an annual basis or whenever events or changes in circumstances indicate that the book value of the asset may not be recoverable. Impairment of the carrying value of long-lived assets such as goodwill and patents would be indicated if the best estimate of future undiscounted cash flows expected to be generated by the asset grouping is less than its carrying value. If an impairment is indicated, any loss is measured as the difference between estimated fair value and carrying value and is recognized in operating income or loss. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. No such impairments of goodwill or patents have been estimated by management during the years ended June 30, 2026 or 2025. Amortization expense for the year ended June 30, 2026 and 2025 was $25,168 and $25,448, respectively.

(j)	Fair Value of Financial Instruments

Financial instruments consist principally of cash and cash equivalents, accounts receivable and accounts payable. The estimated fair value of these financial instruments approximates their carrying value due to their short-term nature.

(k)	Research and Development

Research and development expenses are charged to operations as incurred. The Company groups development and prototype costs and related reimbursements in research and development. There were no reimbursements for research and development recorded in research and development for the years ended June 30, 2026, and 2025.

(l)	Comprehensive Income

Comprehensive income or loss is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The Company’s comprehensive loss or income for the years ended June 30, 2026 and 2025 was equal to its net loss for the same periods.

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

Operating segments are identified as components of an enterprise for which separate discrete financial information is available and is regularly reviewed by the chief operating decision maker (“CODM”) in making decisions regarding resource allocation and assessing performance. The Company’s CODM is its Chief Executive Officer.

The Company operates as a single reportable segment. The CODM assesses the Company’s performance and allocates resources based on the Company’s results of operations, including the revenues and expenses presented in the statements of operations. The CODM uses net income (loss) as the measure of segment profit or loss in evaluating the Company’s operating performance and making resource allocation decisions.

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

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which enhances income tax disclosure requirements, primarily related to the rate reconciliation and income taxes paid. The Company adopted ASU 2023-09 effective July 1, 2025. The adoption of ASU 2023-09 resulted in additional disclosures within the Company’s consolidated financial statements and did not have a material impact on the Company’s financial statements.

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”), which requires additional disclosures about certain expenses included in the expense captions presented on the statement of operations. The guidance is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of adopting this guidance on its financial statement disclosures.

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

(q)	Government Grants

The Company recognizes grants or subsidies from governments as a receivable when it is probable that the Company will comply with any conditions associated with the grant arrangement and the grant will be received. The Company evaluates the conditions of each grant as of each reporting period to determine whether it is probable that the Company has met the conditions of each grant arrangement. Grants are recognized in the statements of operations on a systematic basis over the periods in which the Company recognized the related costs for which the grant is intended to compensate. The Company records grant receivables in the balance sheets in accounts receivable, depending on when the amounts are expected to be received from the government agency.

During the year ended June 30, 2026, the Company recognized a reduction to expense of $224,544 related to grants within the statements of operations, all in cost of goods sold. As of June 30, 2026, the Company has $224,544 recorded as a government receivable, included in accounts receivable, which relates to personnel, direct costs and operating expenses to be reimbursed and received as cash. As of June 30, 2025, the Company had no government receivable.

(r)	Derivative Financial Instruments

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

The Company reassesses the classification of warrants at each reporting date. As of June 30, 2026, the Company determined that all outstanding warrants qualified for equity classification.

(s)	Reclassifications

Certain items in the 2025 financial statements have been reclassified to conform to the current year classifications. Such classifications have no effect on previously reported loss from operations or net loss.

(t)	IEEPA Tariff Refunds and Related Customer Refunds

On February 20, 2026, the U.S. Supreme Court issued a ruling relating to tariffs imposed under the International Emergency Economic Powers Act (“IEEPA”). Following the ruling, the U.S. Customs and Border Protection and other federal agencies issued additional guidance and took actions affecting the assessment, collection, refund, and/or protest of certain tariffs. In March 2026, the U.S. Court of International Trade issued an additional ruling stating that importers that have paid tariffs under IEEPA are due refunds.

Accordingly, during the year ended June 30, 2026, the Company recorded a receivable of $880,598 within accounts receivable in the balance sheet, representing recovery of IEEPA tariffs previously paid, with a corresponding offset to cost of goods sold. In addition, the Company recorded a $558,266 liability within accrued compensation and other in the balance sheet as a result of its decision to refund IEEPA tariff surcharges collected from customers, with a corresponding reduction of revenue in the statement of operations. In the year ended June 30, 2026, we received $37,576 in IEEPA tariff refund proceeds, resulting in outstanding IEEPA tariff refund claims receivable of $843,022 within “accounts receivable” in the balance sheet, representing a recovery of IEEPA tariffs previously paid.

(2)	COMMITMENTS

(a)	Bank Financing Activities

Bank Term Loan and Line of Credit

On October 4, 2021, the Company entered into a Loan Agreement with Main Street Bank of Marlborough, Massachusetts (the “Lender”), which provided for a $2,600,000 Term Loan and a $250,000 Revolving Line of Credit Loan Facility (the “Revolver”), which was increased to $500,000 effective May 17, 2022, and $1,250,000 effective June 2, 2023. Borrowings under the Revolver are limited by the borrowing base comprised of a percentage of accounts receivable and inventory and secured by all assets of the Company. Borrowings under the Revolver bear interest payable monthly at the prime lending rate plus 1.5% per annum and shall not be less than 4.75% per annum. Borrowings under the Revolver are due upon demand. There were no borrowings under the Revolver at June 30, 2026.

The Company’s Loan Agreement with the Lender contains a minimum annual debt service coverage ratio covenant of 1.2x. The Company did not meet this annual debt service coverage ratio for the fiscal year ended June 30, 2024. The Company’s Lender agreed to waive compliance with such debt service ratio covenant for the period ending June 30, 2024. In addition to such waiver, the Lender and the Company entered into an amendment dated September 30, 2024 to that certain Term Loan dated October 4, 2021, as amended and that certain Promissory Note dated June 2, 2023 (collectively, the “Notes”) which amendments provided for a six-month period of interest only payments from October 15, 2024 through March 15, 2025 for the Notes. The Company commenced payments of principal and interest under the Notes beginning with the payments due on April 15, 2025, with a new amortization schedule for the remaining term for such Notes through their maturity date. On February 14, 2025, the Lender agreed to waive compliance with the annual debt service coverage ratio covenant for the fiscal year ending June 30, 2025, subject to a $30,000 waiver fee and the completion of an equity raise of at least $4,500,000 by February 24, 2025, which the Company satisfied on February 21, 2025. Any future advances are contingent on the Company achieving a minimum Debt Service Coverage ratio of 1.20x based on quarterly testing, which the Company was not in compliance with as of June 30, 2026.

On September 25, 2026, the lender agreed to waive the Company’s minimum annual debt service coverage ratio covenant for the fiscal year ended June 30, 2026 and modified the Company’s credit arrangements to eliminate the debt service coverage ratio covenant and replace it with a minimum liquidity covenant of $2.0 million, retain the existing term note, and provide the Company access to $750,000 of availability under its revolving line of credit, subject to borrowing-base requirements and a $5,000 waiver fee. The lender further agreed expand availability under the revolving line of credit to $1,250,000 upon attaining a DSCR of 1.2x. There were no other changes to or modifications to the Loan Agreement or the Notes.

Long-Term Debt

Long-term debt consists of the following at June 30, 2026 and 2025:

	2026	2025
Term Loan Note payable to Main Street Bank with monthly principal payments of $35,271, excluding six months in Fiscal 2025, plus interest at a fixed rate of 7.0% per annum. Secured by all assets of the Company, and subject to certain periodic reporting to the bank and other conditions including an annual minimum EBITDA plus stock-based compensation to debt service coverage ratio of 1.20:1 commencing with the fiscal year ending June 30, 2023. The Term Loan Note matures on October 15, 2028.	$987,597	$1,410,853

Permanent Working Capital Loan payable to Main Street Bank with monthly principal payments of $14,423, excluding six months in Fiscal 2025, plus interest at a fixed rate of 8.625% per annum. Secured by all assets of the Company, and subject to certain periodic reporting to the bank and other conditions including an annual minimum EBITDA plus stock-based compensation to debt service coverage ratio of 1.20:1 commencing with the fiscal year ending June 30, 2023. The Permanent Working Capital Loan matures on June 15, 2028.	346,154	519,231

Less current maturities	(577,898)	(577,898)
Less debt issuance costs, net of accumulated amortization of $48,187 and $29,756, respectively.	(44,548)	(62,981)
Long-term debt, net of current portion of debt issuance costs	$711,305	$1,289,205

At June 30, 2026 principal payments due on long-term debt are as follows:

Fiscal Year Ending June 30:
2027	$596,333
2028	596,333
2029	141,085
Total long-term debt	$1,333,751

(b)	Lease Obligation

In March 2021 the Company entered into a five-year capital lease in the amount of $161,977 and in January 2020, the Company entered into a five-year capital lease for $47,750, both for manufacturing equipment. The net book value of fixed assets under capital lease obligations as of June 30, 2026 is $0.

On July 1, 2019 the Company entered into a three-year operating lease for its facility in El Paso, Texas, and in February 2022 the Company entered into an extension of the lease for an additional three years through June 2025. In May 2025, this lease was extended for an additional three years through May 2028. Remaining minimum lease payments at June 30, 2026 total $98,687. Total lease costs including base rent and common area expenses was $73,085 and $67,552 during the fiscal years ended June 30, 2026 and 2025, respectively. The amount of variable lease payments is immaterial. Included in the accompanying balance sheet at June 30, 2026 is a right-of-use asset of $89,462 and current and long-term operating lease liabilities of $44,831 and $46,123, respectively. The applicable discount rate utilized for this lease at commencement was 9.0%.

On May 14, 2025 the Company entered into a seven-year lease in South Portland, Maine with two five-year extension options. The extensions associated with the lease have been accounted with the assumption that they will not be extended. Remaining minimum lease payments at June 30, 2026 total $1,046,762. Total lease costs including base rent and common area expenses was $179,638 and $0 during the fiscal year ended June 30, 2026 and 2025, respectively. The amount of variable lease payments is immaterial. Included in the accompanying balance sheet at June 30, 2026 is a right-of-use asset of $522,098 and current and long-term operating lease liabilities of $71,291 and $706,328, respectively. The applicable discount rate utilized for this lease at commencement was 9.0%.

On June 2, 2025 the Company entered into a seven-year operating lease in Littleton, Massachusetts with two five-year extension options. The extensions associated with the lease have been accounted with the assumption that they will not be extended. Remaining minimum lease payments at June 30, 2026 total $2,498,362. Total lease costs including base rent and common area expenses was $354,216 and $0 during the fiscal year ended June 30, 2026 and 2025, respectively. The amount of variable lease payments is immaterial. Included in the accompanying balance sheet at June 30, 2026 is a right-of-use asset of $1,689,306 and current and long-term operating lease liabilities of $209,378 and $1,694,125, respectively. The applicable discount rate utilized for this lease at commencement was 9.0%.

The weighted average discount rate is 9.0% at June 30,2026 and 8.3% June 30, 2025. The weighted average lease term is 6.4 years at June 30, 2026 and 2.4 years at June 30, 2025. As the rates implicit in the Company’s leases are generally not readily determinable, the Company utilizes its incremental borrowing rate to determine the present value of lease payments. The incremental borrowing rate represents the interest rate the Company would be required to pay to borrow on a collateralized basis over a similar term in an amount equal to the lease payments. The Company estimates the incremental borrowing rate using information available at the lease commencement date, including prevailing market interest rates, the Company’s credit profile, and the term of the lease. In circumstances where the implicit rate is readily determinable, that rate is used instead of the incremental borrowing rate.

At June 30, 2026 future minimum lease payments under the operating lease obligations are as follows:

Fiscal Year Ending June 30:	Operating Lease
2027	$555,198
2028	567,327
2029	535,107
2030	551,240
2031	567,784
Thereafter	867,155
Total Minimum Payments	3,643,811
Less: amount representing interest	871,735
Present value of minimum lease payments	2,772,076
Less: current portion	325,500
Future minimum long-term lease liability	$2,446,576

The Company’s three facilities in Gardner, Massachusetts, which are used for offices, production and storage spaces, are leased primarily on a tenant-at-will basis. Rent expense on these operating leases was $210,187 and $206,309 for the fiscal years ended June 30, 2026 and 2025, respectively.

(3)	STOCKHOLDERS’ EQUITY

(a)	Stock-Based Compensation Expense

The following table summarizes stock-based compensation expense for the years ended June 30:

	2026	2025
Cost of Goods Sold	$135,079	$154,559
Selling, General and Administrative Expenses	1,004,613	1,457,547
Stock Based Compensation Expense	$1,139,692	$1,612,106

As of June 30, 2026, the unrecognized compensation costs related to options vesting in the future was $853,104. No compensation has been capitalized because such amounts would have been immaterial. There was no net income tax benefit recognized related to such compensation for the years ended June 30, 2026, or 2025, as the Company is currently in a loss position. There were 233,353 stock options granted during the year ended June 30, 2026, and 520,000 stock options granted during the year ended June 30, 2025.

The Company uses the Black-Scholes option-pricing model as the most appropriate method for determining the estimated fair value for the stock awards. The Black-Scholes method of valuation requires several assumptions: (1) the expected term of the stock award; (2) the expected future stock volatility over the expected term; and (3) risk-free interest rate. The expected term represents the expected period of time the Company believes the options will be outstanding based on historical information. Estimates of expected future stock price volatility are based on the historic volatility of the Company’s common stock, and the risk-free interest rate is based on the U.S. Zero-Bond rate. The Company utilizes a forfeiture rate based on an analysis of the Company’s actual experience. The fair value of options at date of grant was estimated with the following assumptions for options granted in fiscal year 2026:

	Year Ended
	June 30, 2026	June 30, 2025
Assumptions:
Option life	6.25 years	6.25 years
Risk-free interest rate	3.88-4.19%	4.02-4.52%
Weighted average stock volatility	80.53%	98.12%
Dividend yield	0.0%	0.0%
Weighted average fair value of grants	$3.16	$3.84

(b)	Stock Option Plans

The type of share-based payments currently utilized by the Company is stock options.

The Company has four stock option plans outstanding as of June 30, 2026, namely the Precision Optics Corporation, Inc. 2022 Equity Incentive Plan (the “2022 Plan”), the Precision Optics Corporation, Inc. 2021 Equity Incentive Plan (the “2021 Plan”), the Precision Optics Corporation, Inc. 2011 Equity Incentive Plan (the “2011 Plan”) and the Precision Optics Corporation, Inc. 2006 Equity Incentive Plan (the “2006 Plan”). Vesting periods under each of the Plans are at the discretion of the Board of Directors and typically average three years and in some instances are subject to future performance criteria. Options under these Plans are granted at fair market value on the date of grant and typically have an initial term of ten years from the date of grant, subject to certain cancellation provisions such as upon employment termination. The Company has filed Registration Statements on Form S-8 with the Securities and Exchange Commission to register all shares of common stock issuable under the 2022, 2021, 2011, and 2006 Plans.

On April 8, 2022, our Shareholders approved the 2022 Plan which provides eligible participants (certain employees, directors, consultants, etc.) the opportunity to receive a broad variety of equity based and cash awards. A maximum of 1,318,333 shares of the Company’s common stock may be issued pursuant to stock options or other awards under the 2022 Plan. At June 30, 2026, options for a total of 918,591 shares of common stock were outstanding and 399,742 shares of common stock were available for future grants under the 2022 Plan. The 2022 Plan permits the Board of Directors to authorize and increase up to 5% of the then outstanding shares on an annual basis.

On May 10, 2021, our Board of Directors approved the 2021 Plan which likewise authorizes a broad variety of equity based and cash awards. A maximum of 333,333 shares of the Company’s common stock may be issued under the 2021 Plan. At June 30, 2026, options for a total of 248,989 shares of common stock were outstanding under the 2021 Plan. No further shares may be issued from this plan.

The 2011 Plan and 2006 Plan likewise provided for a broad variety of equity based and cash awards, but terminated in 2021 and 2016, respectively. At June 30, 2026, options for 432,325 shares of common stock were outstanding under the 2011 Plan, and none were outstanding under the 2006 Plan.

The following tables summarize stock option activity for the years ended June 30, 2026 and 2025:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Life

Outstanding at June 30, 2024	1,357,735	$4.72	6.60 years
Grants	520,000	4.78
Exercised	(129,329)	2.79
Cancellations	(124,830)	5.34
Outstanding at June 30, 2025	1,623,576	$4.85	7.15 years
Grants	210,000	4.32
Exercised	(46,666)	1.47
Cancellations	(127,001)	5.58
Outstanding at June 30, 2026	1,659,909	$4.82	6.65 years

The aggregate intrinsic value of the Company’s “in-the-money” outstanding and exercisable options as of June 30, 2026, was $974,540 and $833,438, respectively.

(c)	Sale of Stock in February 2025

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

(d)	Sale of Stock in March 2026

On March 27, 2026, the Company entered into an underwriting agreement for a public offering of 2,777,777 shares of common stock at a price of $3.60 per share. The underwriter exercised its over-allotment option in full at closing, resulting in 3,194,444 total shares issued. The offering closed on March 30, 2026. Net proceeds after underwriting discounts, commissions, and offering expenses were $10,630,678. The Company is using the net proceeds for working capital and general corporate purposes.

(e)	Stock Warrants

In connection with the public offering that closed on March 30, 2026, the Company issued to the underwriter warrants to purchase 159,722 shares of common stock at an exercise price of $4.21 per share. The warrants are immediately exercisable and expire on March 27, 2031. Each warrant is exercisable for one share of common stock.

The warrants met the criteria for equity classification under ASC 815-40 and were recorded within stockholders’ equity. The warrants are not subsequently remeasured as long as the conditions for equity classification continue to be met.

The grant-date fair value of the warrants on the issuance date of March 30, 2026 was approximately $342,687, determined using a Black-Scholes option pricing model with the following assumptions: stock price $4.20, exercise price $4.21, expected term of approximately 5 years, expected volatility of 54.8%, risk-free interest rate of 3.9%, and dividend yield of 0%. The fair value was recorded as an additional issuance cost and recognized as a reduction to additional paid-in capital, with an offsetting credit to additional paid-in capital — warrants outstanding. The net impact on total stockholders’ equity was zero.

As of June 30, 2026, all 159,722 warrants remain outstanding and unexercised.

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

The provision for income taxes in the accompanying consolidated statements of operations consists of the state income tax liability of $4,958 and $1,936 for the years ended June 30, 2026, and 2025.

A reconciliation of the federal statutory rate to the Company’s effective tax rate for the fiscal years ended June 30, 2026 and 2025 is as follows:

	Year Ended June 30, 2026
Income tax expense (benefit) at federal statutory rate	$(762,277)	(21.0)%
Increase (decrease) in tax resulting from:
State taxes, net of federal benefit (1)	(229,409)	(6.3)%
Change in valuation allowance (2)	702,542	19.3%
Stock based compensation	311,364	8.6%
Nondeductible items	(17,262)	(0.5)%
Effective tax rate	$4,958	$0.1%

	Year Ended June 30, 2025
Income tax expense (benefit) at federal statutory rate	$(1,213,852)	(21.0)%
Increase (decrease) in tax resulting from:
State taxes, net of federal benefit (1)	(365,312)	(6.3)%
Change in valuation allowance (2)	1,204,859	20.8%
Stock based compensation	398,983	6.9%
Nondeductible items	(22,742)	(0.4)%
Effective tax rate	$1,936	$0.0%

(1)	State taxes in Massachusetts and California make up the majority (greater than 50%) of this category.

(2)	During the fiscal year ended June 30, 2026 and June 30, 2025, we recorded $702,542 and $1,204,859 tax expense related to the increase in the valuation allowance for capital losses generated during the year.

The components of deferred tax assets and liabilities at June 30, 2026 and 2025 are approximately as follows:

	2026	2025
Deferred tax assets:
Net operating loss carry forwards	$6,165,000	$4,854,000
Tax credit carry forwards	501,000	338,000
Reserves and accruals not yet deducted for tax purposes	161,800	778,000
Total deferred tax assets	6,827,800	5,970,000
Valuation allowance	(6,827,800)	(5,970,000)
Net deferred tax asset	$–	$–

The Company has provided a valuation allowance to reduce the net deferred tax asset to an amount the Company believes is “more likely than not” to be realized.

At June 30, 2026, the Company had federal and state net operating loss carry forwards of approximately $25,468,000 and $13,179,000, respectively, which will, if not used, expire at various dates beginning in fiscal year 2027.

(5)	PROFIT SHARING PLAN

The Company has a defined contribution 401(k) profit sharing plan. Employer profit sharing and matching contributions to the plan are discretionary. No employer profit sharing or matching contributions were made to the plan in fiscal years 2026 and 2025.

(6)	CAPTIVE INSURANCE AND SELF-INSURED RISKS

Effective June 1, 2026, the Company established a self-funded employee health insurance program and began participating in a group captive insurance arrangement. Under the program, the Company is responsible for eligible employee healthcare claims, subject to stop-loss insurance coverage designed to limit exposure to significant individual and aggregate claims.

The Company recognizes the cost of healthcare claims in the period in which the underlying services are incurred, including an estimate for claims incurred but not reported (“IBNR”). The estimated liability is based on available claims information, historical healthcare costs and other relevant information available to management. Estimates are subject to uncertainty, and actual claims may differ from amounts estimated and recorded.

At June 30, 2026, the Company’s accrued liability for healthcare claims, including IBNR, was approximately $70,000.

ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.    CONTROLS AND PROCEDURES.

Management’s Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and our Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2026.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting as of June 30, 2026. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of June 30, 2026.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the fiscal year covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION.

During the three months ended June 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Our loan agreement contains a minimum annual debt service coverage ratio covenant of 1.2x, for the period ending June 30, 2026. We did not meet this annual debt service coverage ratio as of June 30, 2026. Our lender has agreed to waive compliance with the debt service ratio covenant for the period ending June 30, 2026. In addition to the waiver, we have entered into amendments with our lender and modified the Company’s credit arrangements to eliminate the debt service coverage ratio covenant and replace it with a minimum liquidity covenant of $2.0 million, retain the existing term note, and provide the Company access to $750,000 of availability under its revolving line of credit, subject to borrowing-base requirements and a $5,000 waiver fee. The lender further agreed to expand availability under the revolving line of credit to $1,250,000 upon attaining a DSCR of 1.2x.

ITEM 9C.    DISC LOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required under this item is incorporated by reference to the applicable information set forth in the Proxy Statement for the 2026 Annual Meeting of Stockholders.

Our Board of Directors has adopted a written Code of Business Conduct and Ethics applicable to all officers, directors and employees, which has been filed as an exhibit to this Annual Report.

ITEM 11.     EXECUTIVE COMPENSATION.

The information required under this item is incorporated by reference to the applicable information set forth in the Proxy Statement for the 2026 Annual Meeting of Stockholders.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required under this item is incorporated by reference to the applicable information set forth in the Proxy Statement for the 2026 Annual Meeting of Stockholders.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required under this item is incorporated by reference to the applicable information set forth in the Proxy Statement for the 2026 Annual Meeting of Stockholders.

ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required under this item is incorporated by reference to the applicable information set forth in the Proxy Statement for the 2026 Annual Meeting of Stockholders.

PART IV

ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

a.	Documents filed as part of this report

The following documents are filed as part of this Annual Report on 10-K:

1.	FINANCIAL STATEMENTS

The following documents are filed in Part II, Item 8 of this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm

Balance Sheets at June 30, 2026 and 2025

Statements of Operations for the years ended June 30, 2026 and 2025

Statements of Stockholders’ Equity for the years ended June 30, 2026 and 2025

Statements of Cash Flows for the years ended June 30, 2026 and 2025

Notes to Financial Statements

2.	FINANCIAL STATEMENT SCHEDULES

All financial statement schedules have been omitted as they are not required, not applicable, or the required information is otherwise included.

b.	Exhibits

The exhibits listed below are filed with or incorporated by reference in this report.

Exhibit	Description

3.1	Restated Articles of Organization of Precision Optics Corporation, Inc. (included as Exhibit 3.1 to the Form 10-K filed September 28, 2023, and incorporated herein by reference).

3.2	Amended and Restated Bylaws of Precision Optics Corporation, Inc. (included as Exhibit 3.1 to the Current Report on Form 8-K filed July 11, 2014, and incorporated herein by reference).

3.3	Amendment to the Amended and Restated Bylaws of Precision Optics Corporation, Inc. effective May 13, 2022 (included as exhibit 3.5 to the Form 10-Q filed May 16, 2022, and incorporated herein by reference).

3.4	Articles of Amendment to the Amended Articles of Organization as filed with the Commonwealth of Massachusetts on October 24, 2022; and Articles of Amendment as filed with the Commonwealth of Massachusetts on October 26, 2022, to override the earlier amendment (included as Exhibit 3.1 to the Current Report on Form 8-K filed November 2, 2022, and incorporated herein by reference).

3.5	Articles of Amendment to the Amended Articles of Organization as filed with the Commonwealth of Massachusetts on October 27, 2022, to set revised effective date of reverse stock split (included as Exhibit 3.2 to the Current Report on Form 8-K filed November 2, 2022, and incorporated herein by reference).

4.1	Form of Common Stock Certificate (incorporated by reference from Exhibit 4.1 to the annual report on Form 10-K filed on September 30, 2024).

4.2	Description of Securities (incorporated by reference from Exhibit 4.2 to the annual report on Form 10-K filed on September 30, 2024)

Exhibit	Description

10.1	Precision Optics Corporation, Inc. 2011 Equity Incentive Plan, dated October 13, 2011 (included as Exhibit 10.2 to Form S-8 filed October 14, 2011, and incorporated herein by reference.)

10.2	Precision Optics Corporation, Inc. Amended 2011 Equity Incentive Plan, dated October 14, 2011, as amended on April 16, 2015 (included as Exhibit 10.1 to the Company’s Registration Statement on Form S-8 filed April 20, 2015, and incorporated herein by reference).

10.3	Compensation Agreement, by and between the Company and Joseph N. Forkey, dated August 2, 2018 (included as Exhibit 10.1 to the Form 8-K filed on August 3, 2018, and incorporated herein by reference).

10.4	Employment Agreement, by and among Precision Optics Corporation. Inc. and Divaker Mangadu, dated July 1, 2019 (included as Exhibit 10.4 to the Form 8-K filed on July 8, 2019, and incorporated herein by reference).

10.5†	Employment Agreement, by and among Precision Optics Corporation, Inc. and Jeff DiRubio, dated April 26, 2019 (included as Exhibit 10.16 to the annual report on Form 10-K filed on September 26, 2019, and incorporated herein by reference).

10.6+	Lease Agreement, by and among Precision Optics Corporation, Inc. and Texzona Industries Ltd. dated July 1, 2019 (included as Exhibit 10.17 to the annual report on Form 10-K filed on September 26, 2019, and incorporated herein by reference).

10.7†+	Asset Purchase Agreement, dated October 4, 2021, by and among Precision Optics Corporation, Inc. and Lighthouse Imaging, LLC and Anania & Associates Investment Company, LLC (included as Exhibit 10.1 to the current report on Form 8-K filed on October 8, 2021, and incorporated herein by reference).

10.8+	Loan Agreement dated October 4, 2021, by and among Precision Optics Corporation, Inc. and Main Street Bank (included as Exhibit 10.4 to the current report on Form 8-K filed on October 8, 2021, and incorporated herein by reference).

10.9	$250,000 Revolving Line of Credit Note dated October 4, 2021 (included as Exhibit 10.5 to the current report on Form 8-K filed on October 8, 2021, and incorporated herein by reference).

10.10	$2,600,000 Term Loan Note dated October 4, 2021 (included as Exhibit 10.6 to the current report on Form 8-K filed on October 8, 2021, and incorporated herein by reference).

10.11	Security Agreement dated October 4, 2021, by and among Precision Optics Corporation, Inc. and Main Street Bank (included as Exhibit 10.7 to the current report on Form 8-K filed on October 8, 2021, and incorporated herein by reference).

Exhibit	Description

10.12	Director side letter agreement dated October 4, 2021 (included as Exhibit 10.8 to the current report on Form 8-K filed on October 8, 2021, and incorporated herein by reference).

10.13	Precision Optics Corporation, Inc. 2022 Equity Incentive Plan (included as Appendix B to the proxy statement on Form DEF14A filed on February 24, 2022, and incorporated herein by reference).

10.14	Second Amendment to Loan Agreement dated June 2, 2023, by and between Precision Optics Corporation, Inc. and Main Street Bank (included as Exhibit 10.1 to the current report on Form 8-K filed on June 7, 2023, and incorporated herein by reference).

10.15	$750,000 Promissory Note dated June 2, 2023 (included as Exhibit 10.2 to the current report on Form 8-K filed on June 7, 2023, and incorporated herein by reference).

10.16	Second Amendment to Demand Revolving Line of Credit Note dated June 2, 2023, by and between Precision Optics Corporation, Inc. and Main Street Bank (included as Exhibit 10.3 to the current report on Form 8-K filed on June 7, 2023, and incorporated herein by reference).

10.17	Employment Agreement dated March 30, 2023 between Precision Optics Corporation, Inc. and Mahesh Lawande (included as Exhibit 10.31 to the Form S-1 filed July 20, 2023, and incorporated herein by reference).

10.18	Employment Agreement dated June 7, 2023 between Precision Optics Corporation, Inc. and Wayne M. Coll (included as Exhibit 10.31 to the Form S-1 filed July 20, 2023, and incorporated herein by reference).

10.19	Modification to Employment Agreement by and between Precision Optics Corporation, Inc. and Jeffrey L. DiRubio dated June 29, 2024 (included as Exhibit 10.1 to the current report on Form 8-K filed on July 3, 2024, and incorporated herein by reference).

10.20	Consulting Agreement by and between Precision Optics Corporation, Inc. and Jeffrey L. DiRubio dated June 29, 2024 (included as Exhibit 10.2 to the current report on Form 8-K filed on July 3, 2024, and incorporated herein by reference).

10.21	Modification and Amendment of Term Note dated September 30, 2024 by and between Precision Optics Corporation, Inc. and Main Street Bank (incorporated by reference from Exhibit 10.30 to the annual report on Form 10-K filed on September 30, 2024)

Exhibit	Description

10.22	Modification and Amendment of Promissory Note dated September 30, 2024 by and between Precision Optics Corporation, Inc. and Main Street Bank (incorporated by reference from Exhibit 10.31 to the annual report on Form 10-K filed on September 30, 2024)

10.23	Waiver Letter from Main Street Bank dated February 14, 2025 (incorporated by reference from Exhibit 10.2 to the current report on Form 8-K filed on February 20, 2025)

10.24	First Lease Extension Agreement, dated May 13, 2025, by and between Texzona Industries, Inc and Precision Optics Corporation, Inc. (incorporated by reference from Exhibit 10.1 to the current report on Form 8-K filed on May 19, 2025)

10.25	Lease, dated May 14, 2025, by and between 400 Southborough, LLC and Precision Optics Corporation, Inc. (incorporated by reference from Exhibit 10.1 to the current report on Form 8-K filed on May 20, 2025)

10.26	Modification Agreement dated October 2, 2025 by and between Precision Optics Corporation, Inc. and Mahesh Lawande. (incorporated by reference from Exhibit 10.1 to the current report on Form 8-K filed on October 3, 2025)

10.27	Employment Agreement dated September 29, 2025 by and between Precision Optics Corporation, Inc. and Joseph W. Traut (incorporated by reference from Exhibit 10.2 to the current report on Form 8-K filed on October 3, 2025)

10.28	Non-Competition Agreement dated September 29, 2025 by and between Precision Optics Corporation, Inc. and Joseph W. Traut (incorporated by reference from Exhibit 10.3 to the current report on Form 8-K filed on October 3, 2025)

10.29	Stock Option Agreement made effective as of October 1, 2025 by and between Precision Optics Corporation, Inc. and Joseph Traut (incorporated by reference from Exhibit 10.4 to the Form 10-Q filed on November 13, 2025)

10.30	Precision Optics Corporation, Inc. 2022 Equity Incentive Plan (incorporated by reference from Exhibit 10.1 to the Form S-8 filed on December 3, 2025)

10.31

Underwriting Agreement, dated March 27, 2026, between Precision Optics Corporation, Inc. and Lucid Capital Markets, LLC (incorporated by reference from Exhibit 1.1 to the current report on Form 8-K filed on March 30, 2026)

10.32	Form of Representative Warrant (incorporated by reference from Exhibit 4.1 to the current report on Form 8-K filed on March 30, 2026)

10.33*	Third Amendment to Loan Agreement dated September 25, 2026, by and between Precision Optics Corporation, Inc. and Main Street Bank

10.34*	Waiver Letter from Main Street Bank dated September 25, 2026

14.1	Precision Optics Corporation, Inc. Corporate Code of Ethics and Conduct (included as Exhibit 14.1 to the Form 10-K filed September 28, 2008, and incorporated herein by reference).

19.1	Insider Trading Policy (incorporated by reference from Exhibit 19.1 to the annual report on Form 10-K filed on September 30, 2024)

Exhibit	Description

23.1*	Consent of Independent Registered Public Accounting Firm.

31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1	Precision Optics, Corporation, Inc. Restatement Recoupment Policy (incorporated by reference from Exhibit 97.1 to the annual report on Form 10-K filed on September 30, 2024)

101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed Herewith.
†	Certain portions of the agreement have been omitted to preserve the confidentiality of such information. The Company will furnish copies of any such information to the SEC upon request.
+	The schedules to agreement have been omitted from this filing pursuant to Item 601(a)(5) of Regulation S-K. The Company will furnish copies of any such schedules to the SEC upon request.

Copies of above exhibits not contained herein are available to any stockholder, upon written request to: Chief Financial Officer, Precision Optics Corporation, Inc., 550 King Street, Bldg. A, Ste. 100, Littleton, Massachusetts 01460-6245.

ITEM 16.     FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRECISION OPTICS CORPORATION, INC.

Date: September 28, 2026	By:	/s/ Joseph N. Forkey
Joseph N. Forkey President and Chief Executive Officer
(Principal Executive Officer)

Date: September 28, 2026	By:	/s/ Wayne M. Coll
Wayne M. Coll Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Joseph N. Forkey Joseph N. Forkey	Chief Executive Officer, President, Treasurer and Director (Principal Executive Officer)	September 28, 2026

/s/ Wayne M. Coll Wayne M. Coll	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	September 28, 2026

/s/ Buell V. Duncan	Director	September 28, 2026
Buell V. Duncan

/s/ Andrew J. Miclot	Director	September 28, 2026
Andrew J. Miclot

/s/ Joseph P. Pellegrino	Director	September 28, 2026
Joseph P. Pellegrino

/s/ Peter H. Woodward	Director, Chairman	September 28, 2026
Peter H. Woodward

